Form 10-Q
period 1996-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 1996-11-12
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                        6,586,203 shares of Common Stock,
               $.01 par value, outstanding as of November 1, 1996

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Operations
                For the three and nine months ended September 30, 1996 and 1995                           3

           Consolidated Balance Sheets
                As of September 30, 1996 and December 31, 1995                                            4

           Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1996 and 1995                                     5

           Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       7



                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                                14

Signatures                                                                                               15

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                      1996          1995              1996         1995
                                                                   ------------ -------------- --- ------------ ------------
           REVENUES
              Base rentals                                             $12,779        $11,575          $37,497      $33,875
              Percentage rentals                                           566            569            1,164        1,298
              Expense reimbursements                                     5,901          5,377           16,446       15,034
              Other income                                                 207            247              658          556
                                                                   ------------ -------------- --- ------------ ------------
                   Total revenues                                       19,453         17,768           55,765       50,763
                                                                   ------------ -------------- --- ------------ ------------
           EXPENSES
              Operating and maintenance                                  6,372          6,138           17,737       16,898
              General and administrative                                 1,365          1,216            4,036        3,709
              Mortgage interest                                          3,614          2,925           10,282        8,375
              Depreciation and amortization                              4,178          3,642           12,285       10,665
                                                                   ------------ -------------- --- ------------ ------------
                   Total expenses                                       15,529         13,921           44,340       39,647
                                                                   ------------ -------------- --- ------------ ------------
           Income before gain on sale of land, minority
              interest and extraordinary item                            3,924          3,847           11,425       11,116
           Gain on sale of land                                            159            ---              159          ---
                                                                   ------------ -------------- --- ------------ ------------
           Income before minority interest and
              extraordinary item                                         4,083          3,847           11,584       11,116
           Minority interest                                           (1,119)        (1,039)          (3,137)      (2,963)
                                                                   ------------ -------------- --- ------------ ------------
           INCOME BEFORE EXTRAORDINARY ITEM                              2,964          2,808            8,447        8,153
           Extraordinary item - Loss on early extinguishment of
              debt, net of minority interest of $270                       ---            ---            (561)          ---
                                                                   ============ ============== === ============ ============
           Net income                                                   $2,964         $2,808           $7,886       $8,153
                                                                   ============ ============== === ============ ============

           Per common share outstanding:
              Income before extraordinary item                            $.37           $.34            $1.03         $.98
              Net income                                                  $.37           $.34             $.94         $.98
                                                                   ============ ============== === ============ ============

           DIVIDENDS PER COMMON SHARE                                     $.52           $.50            $1.54        $1.46
                                                                   ============ ============== === ============ ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                     September 30,     December 31,
                                                                                         1996              1995
                                                                                   ------------------ ----------------
           ASSETS
              Rental property, net                                                          $304,918         $294,423
              Cash and cash equivalents                                                        2,844            5,111
              Tenant receivables, net                                                          4,245            5,228
              Deferred charges, net                                                            8,208            5,728
              Other assets                                                                     5,434            4,640
                                                                                   ================== ================
                   TOTAL ASSETS                                                             $325,649         $315,130
                                                                                   ================== ================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           LIABILITIES
              Long-term debt                                                                $174,101         $156,749
              Construction trade payables                                                      6,424           11,305
              Accounts payable and accrued expenses                                            8,036            4,679
                                                                                   ------------------ ----------------
                   TOTAL LIABILITIES                                                         188,561          172,733
                                                                                   ------------------ ----------------
           Commitments
           Minority interest                                                                  25,861           27,584
                                                                                   ------------------ ----------------
           SHAREHOLDERS' EQUITY
              Preferred stock, $.01 par value, 1,000,000 shares authorized,
                 115,259 and 141,484 shares issued and outstanding at September
                 30, 1996 and December 31, 1995                                                    1                1
              Common stock, $.01 par value, 50,000,000 shares authorized,
                 6,522,863 and 6,286,581 shares issued and outstanding at
                 September 30, 1996 and December 31, 1995                                         65               63
              Paid in capital                                                                121,328          121,158
              Distributions in excess of net income                                         (10,167)          (6,409)
                                                                                   ------------------ ----------------
                   Total shareholders' equity                                                111,227          114,813
                                                                                   ------------------ ----------------
                        Total liabilities and shareholders' equity                          $325,649         $315,130
                                                                                   ================== ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          1996            1995
                                                                                      ------------- ------------------
  OPERATING ACTIVITIES
     Net income                                                                    $7,886             $8,153
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              12,285             10,665
        Amortization of deferred financing costs                                      694                702
        Minority interest                                                           2,867              2,963
        Loss on early extinguishment of debt                                          831                ---
        Gain on sale of land                                                        (159)                ---
        Straight-line base rent adjustment                                          (946)            (1,002)
        Compensation under Unit Option Plan                                           254                253
     Increase (decrease) due to changes in:
        Tenant receivables                                                          1,929              2,395
        Other assets                                                                (945)                 38
        Accounts payable and accrued expenses                                       3,357              1,537
                                                                             ------------- ------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                             28,053             25,704
                                                                             ------------- ------------------
  INVESTING ACTIVITIES
     Additions to rental properties                                              (26,815)           (32,753)
     Additions to deferred lease costs                                            (1,275)              (911)
     Proceeds on sale of land                                                         174                ---
                                                                             ------------- ------------------
             NET CASH USED IN INVESTING ACTIVITIES                               (27,916)           (33,664)
                                                                             ------------- ------------------
  FINANCING ACTIVITIES
     Cash dividends paid                                                         (11,644)           (11,039)
     Distributions to minority interest                                           (4,672)            (4,428)
     Proceeds from notes payable                                                   75,000             16,250
     Repayments on notes payable                                                    (747)              (699)
     Proceeds from revolving lines of credit                                       51,026             86,569
     Repayments on revolving lines of credit                                    (107,927)           (76,745)
     Additions to deferred financing costs                                        (3,440)              (781)
     Proceeds from exercise of unit options                                           ---                 14
                                                                             ------------- ------------------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (2,404)              9,141
                                                                             ------------- ------------------
  Net increase (decrease) in cash and cash equivalents                            (2,267)              1,181
  Cash and cash equivalents, beginning of period                                    5,111              3,674
                                                                             ------------- ------------------
  Cash and cash equivalents, end of period                                         $2,844             $4,855
                                                                             ============= ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


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

2.  DEVELOPMENT OF REAL ESTATE

    During the first nine months of 1996, the Company substantially completed expansions totalling approximately 181,142 square feet in Gonzales, Louisiana - 29,890 square feet; Williamsburg, Iowa - 26,187 square feet; Branson, Missouri - 25,000 square feet; San Marcos, Texas - 29,875 square feet; Locust Grove, Georgia - 34,190 square feet and Commerce, Georgia - 36,000 square feet. In addition, construction has commenced on the initial phase of one new center in Riverhead, New York totalling 241,344 square feet.

    Construction in progress amounted to $6.3 million and commitments to complete construction of new developments and additions to existing properties amounted to approximately $27.3 million at September 30, 1996. Commitments for construction represent only those costs contractually required to be paid by the Company.

    Interest costs capitalized during the three months ended September 30, 1996 and 1995 amounted to $278,000 and $126,000, respectively, and during the nine months ended September 30, 1996 and 1995 amounted to $734,000 and $287,000, respectively.

3.  ACCUMULATED DEPRECIATION

    Accumulated depreciation at September 30, 1996 and December 31, 1995 was $42,935,000 and $31,458,000, respectively.

4.  LONG-TERM DEBT

    In January 1996, the Company established a new $50 million line of credit maturing in January 1999 with interest payable at LIBOR plus 1.5%. In March 1996, the Company used a portion of its borrowing capacity under a shelf registration statement by issuing, through its majority owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"), $75 million of senior, unsecured notes, maturing March 11, 2001, priced at 99.302% with a coupon rate of 8.75% to yield 8.9626%. The proceeds of this offering were used to extinguish all revolving lines of credit which were established prior to January 1996. In

    April, 1996, the Company and the Operating Partnership filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million. In June 1996, the Company amended an unsecured line of credit, previously established in April 1996, to total $10 million maturing in January 1998 with interest payable at prime or LIBOR plus 1.85%. Total borrowings outstanding under the lines of credit at September 30, 1996 amounted to $23.6 million.

    On October 14, 1996, the Company established an additional unsecured line of credit totalling $15 million maturing in October 1998 with interest payable at LIBOR plus 1.75%.

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

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                       1996             1995             1996             1995
                                                  ---------------- ---------------- ---------------- ----------------
                Applicable preferred dividends           $602,000         $692,000       $1,885,000       $2,259,000
                Weighted average shares                 6,402,998        6,175,473        6,371,404        6,032,662
                                                  ================ ================ ================ ================


6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

    The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 1996 and 1995 amounted to $6,424,000 and $10,188,000, respectively.

7.  RECLASSIFICATIONS

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

The discussion of the Company's results of operations reported in the Consolidated Statements of Operations compares the three and nine months ended September 30, 1996 with the three and nine months ended September 30, 1995. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties.

The Company continues to grow principally through the development of new factory outlet centers and the expansion of existing centers. During the first nine months of 1996, the Company substantially completed expansions totalling approximately 181,142 square feet in Gonzales, Louisiana - 29,890 square feet; Williamsburg, Iowa - 26,187 square feet; Branson, Missouri - 25,000 square feet; San Marcos, Texas - 29,875 square feet; Locust Grove, Georgia - 34,190 square feet and Commerce, Georgia - 36,000 square feet. In addition, construction has commenced on the initial phase of one new center in Riverhead, New York totalling 241,344 square feet.

A summary of the operating results for three and nine months ended September 30, 1996 and 1995, calculated on a weighted average GLA basis, is presented in the following table.

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                        1996           1995                 1996            1995
                                                   --------------- -------------- ----- -------------- ----------------
GLA at end of period                                    3,718,198      3,320,773            3,718,198        3,320,773
Weighted Average GLA(a)                                 3,686,000      3,306,844            3,613,931        3,245,675
Outlet centers in operation                                    27             26                   27               26
New centers opened                                            ---            ---                  ---                1
Centers expanded                                                2            ---                    6                1
States operated in at end of period                            22             22                   22               22

     Per square foot
Revenues
     Base rent                                              $3.47          $3.50               $10.38           $10.44
     Percentage rentals                                      0.15           0.17                 0.32             0.40
     Expense reimbursements                                  1.60           1.63                 4.55             4.63

     Other income                                            0.06           0.07                 0.18             0.17
                                                   --------------- -------------- ----- -------------- ----------------
          Total revenues                                     5.28           5.37                15.43            15.64
                                                   --------------- -------------- ----- -------------- ----------------
Expenses
     Operating and maintenance                               1.73           1.86                 4.91             5.21
     General and administrative                              0.37           0.37                 1.12             1.14
     Mortgage interest                                       0.98           0.88                 2.85             2.58
     Depreciation and amortization                           1.13           1.10                 3.40             3.28
                                                   --------------- -------------- ----- -------------- ----------------
          Total expenses                                     4.21           4.21                12.28            12.21
                                                   --------------- -------------- ----- -------------- ----------------
Income before gain on sale of land, minority
   interest and extraordinary item                          $1.07          $1.16                $3.15            $3.43
                                                   =============== ============== ===== ============== ================

(A) GLA WEIGHTED BY MONTHS OF OPERATIONS

In October 1995, the Financial Accounting Standards Board issued SFAS #123, ACCOUNTING FOR STOCK-BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995, which encourages companies to account for employee stock options and other stock compensation awards based on their estimated fair value at the date they are granted. The resulting cost would be recorded as an expense on the income statement. Alternatively, companies may disclose in the footnotes the effect on net income and earnings per share had the Company recognized expense for stock compensation awards based on Statement 123. The Company intends to adopt the latter method in the fiscal year ending December 31, 1996. The disclosure requirements of Statement 123 are not required in interim reports on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Base rentals increased $1.2 million, or 10%, in the 1996 period when compared to the same period in 1995 primarily as a result of the 12% increase in weighted average GLA. The increase is related to the effect of a full year's operation of new centers and expansions opened in 1995. Base rentals per weighted average GLA, however, decreased 1% from $3.50 per square foot to $3.47 per square foot primarily as a result of a slightly lower average occupancy rate in the 1996 period when compared to the 1995 period.

Reported tenant sales for centers that were open the three months ended September 30, 1996 and 1995 increased approximately 1%. Percentage rentals, in terms of dollars, remained flat when compared to the same period in the prior year; however, percentage rental per weighted average per GLA decreased $.02 per square foot from $.17 per square foot to $.15 per square foot. This is primarily the result of the dilutive effect of the increase in additional square footage associated with the expansions, since tenant sales at centers in their first year of operation often do not reach the level of sales on which percentage rentals are required (the "Breakpoint"), and as a result of escalating Breakpoints in certain leases renewing at existing centers without comparable increases in sales.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses, increased $524,000, or 10%, in the 1996 period as compared to the same period in 1995 due principally to the related increase in reimbursable operating and maintenance expenses. Expense reimbursements expressed as a percentage of operating and maintenance expenses increased from 88% in the 1995 period to 93% in the 1996 period due to contractual increases and reductions in nonrecoverable operating and maintenance expenses.

Operating and maintenance expenses increased by $234,000, or 4%, in the 1996 period as compared to the 1995 period. On a weighted average GLA basis, operating and maintenance expenses decreased 7% from $1.86 to $1.73 per square foot primarily due to a reduction in advertising and promotion expenses, reflecting the Company's use of cost efficient means in advertising and promoting its centers. The decrease in advertising and promotion expenses was partially offset by increases in real estate taxes as a result of reassessments of recently completed properties, particularly the property in Riverhead, NY.

General and administrative expenses for the current quarter increased by $149,000. General and administrative expenses, both per weighted average GLA and as a percent of revenues, remained flat when compared to the same period in the prior year.

Aggregate interest expense increased $689,000 and $.10 per weighted average GLA during the 1996 period as compared to the 1995 period. The increase is due to higher average borrowings outstanding during the period associated with the growth in GLA and due to a higher average interest rate under the senior unsecured notes issued in March 1996 when compared with the short term lines of credit previously utilized. Depreciation and amortization per weighted average GLA increased 3% from $1.10 per square foot to $1.13 per square foot primarily due to increases in costs associated with site preparation and improvements in the layout and design of new centers, increased tenant finishing allowances included in building and improvements which are depreciated over shorter lives, as well as the accelerated depreciation of certain tenant finishing allowances related to tenants who vacated or terminated their lease prior to the original expiration of the lease term.

The gain on sale of land of $159,000 in the current quarter represents the sale of an outparcel at an existing factory outlet center.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Base rentals increased $3.6 million, or 11%, in the 1996 period when compared to the same period in 1995 primarily as a result of the 11% increase in weighted average GLA. The increase is related to the effect of a full year's operation of new centers and expansions opened in 1995. Base rentals per weighted average GLA decreased less than 1% from $10.44 per square foot to $10.38 per square foot reflecting the slightly lower average occupancy rate during the 1996 period when compared to the 1995 period.

Percentage rentals decreased $134,000, or 10%, in the 1996 period compared to the 1995 period and percentage rentals per weighted average GLA declined from $.40 per square foot to $.32 per square foot primarily as a result of the dilutive effect of the increase in additional square footage associated with the new centers and expansions, since tenant sales at centers in their first year of operation often do not reach the Breakpoint, and as a result of escalating Breakpoints in certain leases renewing at existing centers without comparable increases in sales. Reported tenant sales for centers that were open the nine months ended September 30, 1996 and 1995 increased approximately 1.2%.

Expense reimbursements, increased $1.4 million, or 9%, in the 1996 period as compared to the same period in 1995 due principally to the related increase in reimbursable operating and maintenance expenses associated with the growth in GLA. Expense reimbursements expressed as a percentage of operating and maintenance expenses increased from 89% in the 1995 period to 93% in the 1996 period due to contractual increases and reductions in nonrecoverable operating and maintenance expenses.

Operating and maintenance expenses increased by $839,000, or 5%, in the 1996 period as compared to the 1995 period. On a weighted average GLA basis, operating and maintenance expenses decreased 6% from $5.21 to $4.91 per square foot primarily due to a reduction in advertising and promotion expenses reflecting the Company's use of cost efficient means in advertising and promoting its centers. The decrease was partially offset by increases in real estate taxes as a result of reassessments of recently completed properties, particularly the property in Riverhead, NY, as well as increases in maintenance costs due to the inclement weather conditions in the first quarter of 1996.

General and administrative expenses during the first nine months increased by $327,000 but decreased $.02, or 2%, per weighted average GLA. General and administrative expenses, as a percent of revenues, remained flat for the first nine months of the 1996 period compared to the 1995 period.

Aggregate interest expense increased $1.9 million and $.27 per weighted average GLA during the 1996 period as compared to the 1995 period. The increase is due to higher average borrowings outstanding during the period associated with the growth in GLA and due to a higher average interest rate under the senior unsecured notes issued in March 1996 when compared with the short term lines of credit previously utilized. Depreciation and amortization per weighted average GLA increased 3% from $3.29 per square foot to $3.40 per square foot primarily due to increases in costs associated with site preparation and improvements in the layout and design of new centers, increased tenant finishing allowances included in building and improvements which are depreciated over shorter lives as well as the accelerated depreciation of certain tenant finishing allowances related to tenants who vacated or terminated their lease prior to the original expiration of the lease term.

The gain on sale of land of $159,000 in the third quarter represents the sale of an outparcel at an existing factory outlet center. The extraordinary item represents the first quarter write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Company's $75 million senior unsecured notes issued in March 1996.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.1 and $25.7 million for the nine months ended September 30, 1996 and 1995, respectively. The increase of $2.4 million was primarily due to the incremental operating income associated with new and expanded centers. Net cash used in investing activities decreased $5.7 million during the first nine months of 1996 compared to the first nine months of 1995 due to decreased construction activity. Net cash from financing activities decreased $11.5 million as less debt was required to fund the current construction activity.

Management believes, based upon its discussions with present and prospective tenants, that many companies, including new entrants into the factory outlet business, desire to open a significant number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. One new center (expected to begin opening in Spring 1997) totalling 241,344 square feet is currently under construction (See "General Overview"). Commitments for construction of this project (which represent only those costs contractually required to be paid by the Company) amounted to $27.3 million at September 30, 1996. The Company also is in the process of developing plans for additional expansions and new centers for completion in 1997 and beyond and will consider acquisitions that are suitable for its portfolio. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made.

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

Also during the first nine months, the Company established a new $50 million line of credit, with interest payable at LIBOR plus 1.5% and a $10 million unsecured line of credit with interest payable at prime or LIBOR plus 1.85%. In October 1996, the Company established an additional unsecured line of credit totalling $15 million with interest payable at LIBOR plus 1.75%. Amounts available under these lines of credit, based on debt outstanding at September 30, 1996, totalled $51.4 million. When considered with the Company's existing interest rate protection agreement covering $10 million of variable rate debt, the Company's exposure to interest rate risk on variable rate borrowings was limited to $13.6 million on debt outstanding at September 30, 1996. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1996 and 1997.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution are invested in short-term money market or other suitable instruments. Certain of the Company's debt agreements limit the payment of dividends such that dividends will not exceed 95% of funds from operations ("FFO"), as defined in the agreements, on a cumulative basis.

On October 11, 1996, the Board of Directors of the Company declared a $.52 cash dividend per common share payable on November 15, 1996 to each shareholder of record on October 25, 1996, and caused a $.52 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.4685 per preferred depositary share payable on November 15, 1996 to each shareholder of record on October 25, 1996.

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

In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued an interpretive letter providing guidance as to the use and intent of its definition of funds from operations. Among other things, the letter clarified that the amortization of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating funds from operations. All REIT's were encouraged to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Company has adopted the new NAREIT definition of funds from operations beginning January 1, 1996. Below is a calculation of funds from operations for the three and nine months ended September 30, 1996 and 1995 under the new current method and under the previous method.

                                                                (In thousands, except per share data)
                                                          Current Method                    Previous Method
                                                      ----------------------- -------- ---------------------------
THREE MONTHS ENDED SEPTEMBER 30,                         1996        1995                  1996           1995
                                                      ---------- ------------ -------- ------------ --------------
Income before gain on sale of land, minority interest
   and extraordinary item                                $3,924       $3,847                $3,924         $3,847
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                    4,132        3,611                 4,132          3,611
   Amortization of deferred financing costs                                                    220            276
   Other depreciation and amortization                                                          46             31
   Straight-line base rent adjustment                                                        (239)          (294)
   Compensation under Unit Option Plan                                                          85             85
                                                      ========== ============ ======== ============ ==============
Funds from operations before minority interest           $8,056       $7,458                $8,168         $7,556
                                                      ========== ============ ======== ============ ==============
Weighted average shares outstanding(1)                   10,611       10,615                10,611         10,615
Distributions paid per share(1)                            $.52         $.50                  $.52           $.50
                                                      ========== ============ ======== ============ ==============

                                                            Current Method                    Previous Method
                                                        ----------------------- -------- ---------------------------
NINE MONTHS ENDED SEPTEMBER 30,                            1996        1995                  1996           1995
                                                        ---------- ------------ -------- ------------ --------------
Income before gain on sale of land, minority interest
   and extraordinary item                               $11,425      $11,116               $11,425        $11,116
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                   12,171       10,574                12,171         10,574
   Amortization of deferred financing costs                                                    694            702
   Other depreciation and amortization                                                         114             91
   Straight-line base rent adjustment                                                         (946)        (1,002)
   Compensation under Unit Option Plan                                                         254            253
                                                      ========== ============ ======== ============ ==============
Funds from operations before minority interest          $23,596      $21,690               $23,712        $21,734
                                                      ========== ============ ======== ============ ==============
Weighted average shares outstanding(1)                   10,611       10,594                10,611         10,594
Distributions paid per share(1)                           $1.54        $1.46                 $1.54          $1.46
                                                      ========== ============ ======== ============ ==============

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





DATE:  November 8, 1996