Form 10-K
period 1996-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 1997-03-19
CIK 899715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission file number 1-11986

                       TANGER FACTORY OUTLET CENTERS, INC.
             (Exact name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                         (State or other jurisdiction of
                         incorporation or organization)

                           1400 WEST NORTHWOOD STREET
                              GREENSBORO, NC 27408
                    (Address of principal executive offices)

                                   56-1815473
                                (I.R.S. Employer
                               Identification No.)


                                 (910) 274-1666
                         (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of exchange on which registered
Common stock, $.01 par value                   New York Stock Exchange

Series A Cumulative Convertible Redeemable
Preferred Stock, $.01 par value                New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $134,644,000 based on the closing price on the New York Stock Exchange for such stock on February 28, 1997.

The number of shares of the Registrant's common stock outstanding as of February 28, 1997 was 6,715,855.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 1997.

PART I

ITEM 1.   BUSINESS

THE COMPANY

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. According to Value Retail News, an industry publication, the Company believes that it is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1996, the Company owned and operated 27 factory outlet centers (the "Properties") with a total gross leasable area ("GLA") of approximately 3.8 million square feet. These centers are approximately 99% leased, contain over 900 stores and represent over 220 brand name companies as of such date.

The Properties are presently held by, and all of the Company's operations are conducted by, the Company's majority-owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"). Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

The Company is the sole managing general partner of the Operating Partnership and The Tanger Family Limited Partnership is the sole limited partner. As of December 31, 1996, the ownership interests in the Operating Partnership (the "Units") consisted of 6,602,510 general partnership Units and 106,419 general preferred partnership Units (which are convertible into approximately 958,835 general partnership Units) held by the Company and 3,033,305 limited partnership Units held by the Tanger Family Limited Partnership. The Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, into shares of Common Stock. See "Business-The Operating Partnership". Management of the Company beneficially owns approximately 33% of all outstanding Common Stock and partnership interests exchangeable for Common Stock (without giving effect to the exercise of any outstanding stock and Unit options).

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and therefore will not be subject to federal income tax. Direct or constructive ownership of more than 29,400 shares of the Series A Preferred Stock (or a lesser amount in certain cases), whether owned directly or through ownership of Depositary Shares (each representing 1/10 of a share of the Series A Preferred Stock), or more than 4% of the Common Stock (including as a result of the conversion of Series A Preferred Stock) is restricted to preserve the Company's status as a REIT. To maintain its qualification as a REIT for federal income tax purposes, the Company is required, among other things, to make distributions (including distributions on preferred stock) equal to at least 95% of its taxable income each year.

The Company's executive offices are located at 1400 West Northwood Street, Greensboro, North Carolina, 27408, its telephone number is (910) 274-1666 and its web site is located at www.tangeroutlet.com. The Company is a North Carolina corporation that was formed in March 1993.

RECENT DEVELOPMENTS

During 1996, the Company completed six expansions totalling 181,142 square feet. Construction has also commenced on the initial phase of a new center in Riverhead, New York totalling approximately 240,000 square feet. Approximately 93% of this additional GLA is leased or committed to be leased and is expected to be opened by late Spring of 1997. In addition, the Company is in the preleasing stages of three new sites located in Concord, NC (Charlotte), Romulus, MI (Detroit) and Ashburn, VA (Washington, D.C.).

Subsequent to year end, on February 28, 1997, the Company completed the purchase of an existing factory outlet center in Sevierville, Tennessee containing approximately 123,000 square feet (the "Sevierville Property") for an aggregate purchase price of $18.0 million. Information in Item 1 and Item 2 herein provided as of February 28, 1997 does not include information with respect to the Sevierville Property.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made.

The Company and the Operating Partnership filed a shelf registration statement in November 1995 with the Securities and Exchange Commission to issue up to $100 million in equity securities and $100 million in debt securities. During March 1996, the Company used a portion of its borrowing capacity under the shelf registration to issue, through the Operating Partnership, $75 million of senior, unsecured notes, maturing March 11, 2001, with a coupon rate of 8.75% (effective yield of 8.926%). The proceeds of this offering were used to extinguish the Company's revolving lines of credit existing prior to January 1996. In April 1996, the Company filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million.

During the year, the Company established a new $50 million secured line of credit, with interest payable at LIBOR plus 1.5% and established other unsecured lines of credit totalling $40 million with interest rates ranging from prime less .25% to prime or LIBOR plus 1.75% to LIBOR plus 1.85%. Amounts available under these lines of credit, based on debt outstanding at December 31, 1996, totalled $62.2 million. When considered with the Company's existing interest rate protection agreement covering $10 million of variable rate debt, the Company's exposure to interest rate risk on variable rate borrowings outstanding at December 31, 1996 was limited to $17.8 million. Also, with the addition of the unsecured borrowings, the Company has effectively unencumbered approximately 55% of its gross real estate assets.
See "Business-Capital Strategy".

THE FACTORY OUTLET CONCEPT

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded goods at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers in a factory outlet store are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer, and because factory outlet centers typically have low operating costs. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

The Company's factory outlet centers are typically located near interstate highways and at least 20 miles from downtown areas, where major department stores and manufacturer-owned full price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Close proximity to interstate highways provides accessibility and visibility to potential customers.

Management believes that factory outlet centers continue to present attractive opportunities for capital investment by the Company, particularly with respect to strategic expansions of existing centers. Because of the moderate land and construction costs and the availability of local government incentives provided by communities seeking economic growth, factory outlet centers can be developed or expanded relatively inexpensively. Management believes that under present conditions such development costs, coupled with current market lease rates, permit attractive investment returns. Management further believes, based upon its contacts with present and prospective tenants, that many companies, including new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Thus, the Company believes that its commitment to developing and expanding factory outlet centers is justified by the potential financial returns on such centers.

THE COMPANY'S FACTORY OUTLET CENTERS

The Company's factory outlet centers are designed to attract national brand name tenants. As one of the original participants in this industry, the Company has developed long-standing relationships with many national and regional manufacturers. Because of its established relationships with many manufacturers, the Company believes it is well positioned to capitalize on industry growth.

The Company's factory outlet centers range in size from 8,000 to 286,195 square feet of GLA and are typically located a significant distance from downtown areas and major department stores. All of the centers are located near a tourist destination and/or an interstate highway, providing accessibility and visibility to prospective customers.

As of December 31, 1996, the Company had a diverse tenant base comprised of over 220 different well-known, upscale, national designer or brand name companies. Most stores are directly operated by the respective manufacturer. Unlike some other outlet center developers, the Company has for the most part excluded off-price retailers (retailers that sell merchandise from a number of sources, often second quality, limited stock or non-name brand items) from its centers. The Company believes that this policy helps it attract and maintain a high quality tenant base.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1996. During 1995 and 1994, one tenant (including affiliates) accounted for approximately 10% and 11% of combined base and percentage rental revenues. Because the typical tenant of the Company is a large, national manufacturer, the Company has not experienced any material problems with respect to rent collections or lease defaults.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 96% of the Company's total revenues in 1996. Percentage rental revenues accounted for approximately 3% of 1996 revenues. As a result, only a small portion of the Company's revenues are dependent on contingent revenue sources, such as percentage rents, which fluctuate depending on tenant's sales performance.

BUSINESS HISTORY

Stanley K. Tanger, the Company's Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding the Company, Stanley K. Tanger and his son, Steven B. Tanger, the Company's President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc. ("Tanger/Creighton"), whose business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, the Tangers recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers. Since a single manufacturer was generally not in a position to build a factory outlet center tenanted by other manufacturers and retailers, the Tangers and the Company found a natural market for their experience.

Stanley K. Tanger's initial investments in the factory outlet business were joint ventures with third party investors. Having gained experience in the factory outlet center business and developed the nucleus of a management team with close contacts with leading retailers, the Company's management made the strategic decision that future growth would be through projects owned or controlled by the Company.

Stanley K. Tanger continues to hold a non-controlling interest in three of the original joint ventures that operate factory outlet centers, containing an aggregate 109,080 square feet of GLA, which are currently managed by the Company. Because Mr. Tanger does not hold a controlling interest in these joint ventures, he was unable to contribute their properties in connection with the formation of the Operating Partnership and the Company in 1993. Revenues from managing the joint ventures (which the Company expects to continue to manage) accounted for less than one tenth of one percent of the Company's revenues in 1996. The Company receives an annual management fee of not less than 5% of the fixed rents received from the tenants occupying the properties. The management arrangement is terminable upon notice by either party.

BUSINESS AND OPERATING STRATEGY

The Company intends to increase its cash flow and the value of its portfolio over the long-term by continuing to own, manage, acquire, develop, and expand factory outlet centers. The Company's strategy is to increase revenues through selective acquisitions, new development and expansions of factory outlet centers while minimizing its operating expenses by designing low maintenance properties and achieving economies of scale. In connection with the ownership and management of its properties, the Company places an emphasis on regular maintenance and intends to make periodic renovations as necessary. In addition, the Company will seek to maintain high occupancy rates and increasing rental revenues with a tenant base of nationally recognized brand name tenants.

At December 31, 1996, the Company's centers were 99% leased and have averaged a 99% occupancy level for the last five years. For 1996, the Company has successfully renewed or released 100% of the space that had come up for renewal or had expired during the year. Approximately 90% of such space was renewed by the existing tenant. Lease renewals for the year were at an average base rent per square foot that was approximately 13% above the expiring rate.

The Company typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 to $40,000 per year and access to a highway with a traffic count of at least 35,000 cars per day. The Company will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a vacation destination. The Company's current goal is to target sites that are large enough to construct centers with approximately 75 stores totalling at least 300,000 square feet of GLA. Generally, the Company will build such centers in phases, with the first phase containing approximately at least 200,000 square feet of GLA. The first phase usually is more expensive than the later phases because the Company generally finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

The Company preleases a large part of the space in each center prior to acquiring the site and beginning construction. Historically, the Company has not begun construction until it has obtained a significant amount of signed leases. Typically, construction of a new factory outlet center has taken the Company four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Currently, construction has commenced on the initial phase of a second center in Riverhead, New York totalling approximately 240,000 square feet. Approximately 93% of this additional GLA is leased or committed to be leased and is expected to be opened by late Spring of 1997. In addition, the Company is in the preleasing stages of three new sites located in Concord, NC (Charlotte), Romulus, MI (Detroit) and Ashburn, VA (Washington, D.C.) and, on February 28, 1997, completed the purchase of an existing factory outlet center containing approximately 123,000 square feet for an aggregate purchase price of $18.0 million. The Company also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made.

CAPITAL STRATEGY

The Company's capital strategy is to maintain a strong and flexible financial position by: (1) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio (distributions paid in respect of a year as a percent of funds from operations ("FFO") for such year).

The Company's distribution payout ratio for the year ended December 31, 1996 was 69%, which the Company believes to be one of the lowest payout ratios in the REIT industry. As a result, the Company retained approximately $10 million of its 1996 FFO. The distribution payout ratio policy allows the Company to retain capital to maintain the quality of its portfolio, as well as to develop and expand properties.

The Company and the Operating Partnership filed a shelf registration statement in November 1995 with the Securities and Exchange Commission to issue up to $100 million in equity securities and $100 million in debt securities. During March 1996, the Company used a portion of its borrowing capacity under the shelf registration to issue, through the

Operating Partnership, $75 million of senior, unsecured notes, maturing March 11, 2001, with a coupon rate of 8.75% (effective yield of 8.926%). The proceeds of this offering were used to extinguish the Company's revolving lines of credit existing prior to January 1996. In April 1996, the Company filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million.

During the year, the Company established a new $50 million secured line of credit, with interest payable at LIBOR plus 1.5% and established other unsecured lines of credit totalling $40 million with interest rates ranging from prime less .25% to prime or LIBOR plus 1.75% to LIBOR plus 1.85%. Amounts available under these lines of credit, based on debt outstanding at December 31, 1996, totalled $62.2 million. When considered with the Company's existing interest rate protection agreement covering $10 million of variable rate debt, the Company's exposure to interest rate risk on variable rate borrowings outstanding at December 31, 1996 was limited to $17.8 million. Also, with the addition of the unsecured borrowings, the Company has effectively unencumbered approximately 55% of its real estate assets.

The Company's ratio of debt to total market capitalization (defined as the value of the Company's outstanding shares, including Preferred shares and Operating Partnership Units both of which are convertible into Common Shares, plus total debt) at December 31, 1996 was approximately 40% (assuming that each type of Unit has the same value as the equivalent shares of the Company, which at February 28, 1997 had a market value of $24.875 per common share).

The Company intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interests of the Company and its shareholders. The organizational documents of the Company do not impose a limit on the level of debt that the Company may incur.

THE OPERATING PARTNERSHIP

The Properties and other assets of the Company are held by, and all of the Company's operations are conducted by, the Operating Partnership. As of December 31, 1996, the ownership interests in the Operating Partnership consisted of 6,602,510 general partnership Units and 106,419 general preferred partnership Units (which are convertible into approximately 958,835 general partnership Units) held by the Company and 3,033,305 limited partnership Units held by the Tanger Family Limited Partnership. Each Unit of partnership interest in the Operating Partnership issued to the Tanger Family Limited Partnership, in connection with the formation of the Operating Partnership, and to the Company, in respect of the Company's contribution to the Operating Partnership of the proceeds from the public offerings, was designed to result in a distribution per Unit approximately equal to a distribution per share of the Company's Common and Preferred Shares. Each Unit of limited partnership interest is exchangeable into one share of Common Stock (subject to certain antidilution adjustments and certain limitations on exchange to preserve the Company's status as a REIT).

Each Preferred Unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the dividend payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general Units. Preferred Units will be automatically converted into general partnership Units to the extent of any conversion of Series A Preferred Shares into Common Stock, and will be redeemed by the Operating Partnership to the extent of any redemption of Series A Preferred Shares.

There are, however, certain differences between the ownership of Common Stock, Series A Preferred Shares and Units, including:

         Voting Rights. Holders of Common Stock may elect the Board of Directors of the Company, which, as the general partner of the Operating Partnership, controls the business of the Operating Partnership. Holders of Series A Preferred Shares may not elect directors, except under certain circumstances. Holders of limited partnership Units may not elect directors, or elect or remove the general partner without the consent of the Company. So long as holders of limited partnership Units have at least 10% of the capital of the Operating Partnership, such holders have certain rights to approve a liquidation of the Operating Partnership, a merger of the Operating Partnership or the sale of all or substantially all of its assets.

         Transferability. The shares of Common Stock and Series A Preferred Shares (and the Depositary Shares representing such Series A Preferred Shares) will be freely transferable under the Securities Act of 1933, as amended, by holders who are not affiliates of the Company or the Underwriters. The Units are subject to transfer restrictions under applicable securities laws and under the partnership agreement of the Operating Partnership including the required consent of the general partner to the admission of any new limited partner.

The Operating Partnership agreement may not be amended without consent of the general partner and a majority interest of the limited partners, except certain provisions with respect to distributions, conversion rights, and voting rights. Each limited partnership Unit is exchangeable for one share of Common Stock at any time (subject to certain limitations and antidilution adjustments). No limited partner may exchange Units for Common Stock more than once in any six month period. The issuance of additional Units will be at the discretion of the Company as the general partner, subject to certain limitations as to the terms of such issuance contained in the partnership agreement. The limited partners have certain rights to make pro rata capital contributions in the event of the admission of new partners. The Operating Partnership may not issue additional Units that would result in the Company owning less than one-half of the outstanding Units without the consent of the Company as the general partner. The Company may not assign or substitute general partners without the consent of all limited partners.

The Operating Partnership is a North Carolina limited partnership. Its principal executive offices are located at 1400 West Northwood Street, Greensboro, NC 27408, its telephone number is (910) 274-1666.

COMPETITION

The Company's centers compete for customers primarily with factory outlet centers built and operated by different developers, traditional shopping malls and "off-price" retailers. The Company carefully considers the degree of existing and planned competition in a proposed area before deciding to build a new center.

The Company's centers compete, to a limited extent, with various full-and off-price retailers in the highly fragmented retailing industry. However, management believes that the majority of the Company's customers visit factory outlet centers because they are intent on buying first-quality, name-brand goods at discounted prices. Traditional full-and off-price retailers are often unable to provide such a variety of products at attractive prices.

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own stores, and therefore generally insist that the outlet centers be located not less than 20 miles from the nearest major department store or the tenants' own specialty stores. For this reason, the Company's centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

Management believes that the Company competes with as many as four large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on location, quality and mix of the centers' existing tenants, degree and quality of the support services (including marketing) provided by the property manager and rental and other charges. The Company believes that its centers have an attractive tenant mix, as a result of the Company's decision to lease substantially all of its space to manufacturer operated factory outlets rather than to off-price retailers, and also as a result of the strong brand identity of the Company's major tenants.

CORPORATE AND REGIONAL HEADQUARTERS

The Company owns a small office building in Greensboro, North Carolina in which its corporate headquarters is located. In addition, the Company rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively to better service its principal fashion-related tenants, many of whom are based in and around that area.

The Company maintains on-site managers and offices at 21 Properties, excluding the Sevierville Property, to closely monitor the development of those Properties from construction through opening and operation and to provide effective and efficient management services. In addition, the Company maintains an off-site business office in Portland Maine to service the New England Properties.

INSURANCE

Management believes that the Properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

As of February 28, 1997, excluding the Sevierville Property which was acquired on such date, the Company had 95 full-time employees, located at the Company's corporate headquarters in North Carolina, its regional office in New York and its 22 business offices.

ITEM 2.  BUSINESS AND PROPERTIES

As of February 28, 1997, the Company's portfolio, excluding the Sevierville Property which was acquired on such date, consisted of 27 opened centers located in 22 states. The Company's factory outlet centers range in size from 8,000 to 286,195 square feet of GLA. These factory outlet centers are typically strip shopping centers which enable customers to view all of the shops from the parking lot, and therefore minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways, to increase visibility and accessibility to potential customers.

The Company believes that the Properties are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only property that represents more than 10% of the Company's consolidated total assets or consolidated gross revenues as of December 31, 1996 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other property represented more than 10% of the Company's consolidated total assets or consolidated gross revenues as of December 31, 1996.

LOCATION OF PROPERTIES

                                                             Number of     Gross Leasable
State                                                         Centers        Area (GLA)       Percent of GLA
---------------------------------------------------------- -------------  -----------------  -----------------
Georgia                                                          3                  619,124                16%
Texas                                                            2                  396,580                 10
New York                                                         1                  286,195                  8
Iowa                                                             1                  275,706                  7
Missouri                                                         1                  255,073                  7
Louisiana                                                        1                  245,325                  7
Pennsylvania                                                     1                  203,952                  6
Oklahoma                                                         1                  197,878                  5
Arizona                                                          1                  186,018                  5
Indiana                                                          1                  141,051                  4
Minnesota                                                        1                  134,480                  4
Michigan                                                         1                  112,120                  3
California                                                       1                  108,950                  3
Oregon                                                           1                   97,749                  3
Tennessee                                                        1                   94,750                  2
Kansas                                                           1                   88,200                  2
Maine                                                            2                   84,958                  2
Alabama                                                          1                   80,730                  2
New Hampshire                                                    2                   61,915                  2
West Virginia                                                    1                   49,252                  1
Massachusetts                                                    1                   23,417                  1
Vermont                                                          1                    8,000                ---
     Total                                                      27                3,751,423               100%
                                                           =============  =================  =================

The table set forth below summarizes certain information with respect to the Company's existing centers as of February 28, 1997, excluding the Sevierville Property which was acquired on such date.

PROPERTY PORTFOLIO

                                                                                          MORTGAGE
                                                                                            DEBT          FEE OR
                                                              GLA              %        OUTSTANDING       GROUND
  DATE OPENED                  LOCATION                    (SQ. FEET)       LEASED      (000'S) (5)       LEASE
---------------- ------------------------------------- ------------------ ----------- ---------------- ------------
JUN. 1986        KITTERY I, ME                                     56,312        100%           $6,053     Fee
Aug. 1993        Expansion                                          3,943

MAR. 1987        CLOVER, NORTH CONWAY, NH                          11,000        100%              ---     Fee

NOV. 1987        MARTINSBURG, WV                                   42,346                          ---     Fee
Sep. 1994        Expansion                                          6,906        100%

APR. 1988        LL BEAN, NORTH CONWAY, NH                         50,915        100%              ---     Fee

JUL. 1988        PIGEON FORGE, TN                                  94,480        100%              ---    Ground
Jul. 1994        Expansion                                            270                                 Lease
                                                                                                          (2086)
AUG. 1988        BOAZ, AL                                          78,550         96%            1,550     Fee
May  1993        Expansion                                          2,180

OCT. 1988        MANCHESTER, VT                                     8,000        100%              ---     Fee

JUN. 1989        KITTERY II, ME                                    23,119        100%              ---     Fee
Nov. 1993        Expansion                                          1,584

JUL. 1989        COMMERCE, GA                                     100,100         99%           10,412     Fee
Mar. 1990        Expansion                                         58,650
May  1992        Expansion                                          4,500
May  1993        Expansion                                         12,500
Sep. 1994        Expansion                                         10,000

OCT. 1989        BOURNE, MA                                        23,417        100%              ---     Fee

FEB. 1991        WEST BRANCH, MI                                   75,120        100%            6,932     Fee
Oct. 1992        Expansion                                         25,000
May  1994        Expansion                                         12,000

MAY  1991        WILLIAMSBURG, IA                                 121,444         93%           17,184     Fee
Nov. 1991        Expansion                                         50,675
Nov. 1992        Expansion                                         34,000(1)
Dec. 1993        Expansion                                         43,400
Apr. 1996        Expansion                                         26,187

FEB. 1992        CASA GRANDE, AZ                                   94,223         99%              ---     Fee
Dec. 1992        Expansion                                         91,795

AUG. 1992        STROUD, OK                                        96,378         94%            3,875     Fee
Nov. 1992        Expansion                                         37,500
Aug. 1993        Expansion                                         64,000

DEC. 1992        NORTH BRANCH, MN                                 106,280         96%              ---     Fee
Aug. 1993        Expansion                                         28,200

FEB. 1993        GONZALES, LA                                     105,985         99%            4,650     Fee
Aug. 1993        Expansion                                        109,450
Feb. 1996        Expansion                                         29,890






                                                                                          MORTGAGE
                                                                                            DEBT          FEE OR
                                                              GLA              %        OUTSTANDING       GROUND
  DATE OPENED                  LOCATION                    (SQ. FEET)       LEASED      (000'S) (5)       LEASE
---------------- ------------------------------------- ------------------ ----------- ---------------- ------------
MAY  1993        SAN MARCOS, TX                                    98,820         94%           10,349     Fee
Oct. 1993        Expansion                                         40,200
Nov. 1994        Expansion                                         17,500(2)
April 1995       Expansion                                         32,750
July 1996        Expansion                                         29,875(3)

DEC. 1993        LAWRENCE, KS                                      88,200         93%              ---     Fee

DEC. 1993        MCMINNVILLE, OR                                   97,749         85%              ---     Fee

AUG. 1994        RIVERHEAD, NY                                    285,295        100%              ---    Ground
Nov. 1996        Expansion                                            900                                 Lease
                                                                                                        (2004)(4)

AUG. 1994        TERRELL, TX                                      126,185         98%              ---     Fee
Oct. 1995        Expansion                                         51,250

SEP. 1994        SEYMOUR, IN                                      141,051         99%            8,299     Fee

ACQUIRED         LANCASTER, PA                                    191,152         99%           15,975     Fee
OCT.  1994
Nov. 1995        Expansion                                         12,800

NOV. 1994        BRANSON, MO                                      230,073         97%            5,425     Fee
Jun. 1996        Expansion                                         25,000(3)

NOV. 1994        LOCUST GROVE, GA                                 168,700         96%              ---     Fee
Dec. 1995        Expansion                                         45,964
Aug. 96          Expansion                                         34,190(3)

JAN. 1995        BARSTOW, CA                                      108,950         95%              ---     Fee

DEC. 1995        COMMERCE II, GA                                  148,520        100%              ---     Fee
Aug. 1996        Expansion                                         36,000
     Total                                                      3,751,423(3)      97%          $90,704
================ ===================================== ================== =========== ================ ============

(1)  GLA EXCLUDES 21,781 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY PIZZA
     HUT.

(2)  GLA EXCLUDES 17,400 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY
     WENDY'S.

(3) GLA INCLUDES SQUARE FEET OF NEW SPACE NOT YET OPEN AT DECEMBER 31, 1996, WHICH IN THE AGGREGATE TOTALLED 12,400 SQUARE FEET.

(4) THE GROUND LEASE IS SUBJECT TO RENEWAL AT THE OPTION OF THE COMPANY FOR UP TO SEVEN ADDITIONAL TERMS OF FIVE YEARS EACH.

(5) AS OF DECEMBER 31, 1996. THE WEIGHTED AVERAGE INTEREST RATE FOR DEBT OUTSTANDING AT DECEMBER 31, 1996 WAS 8.67% AND THE WEIGHTED AVERAGE MATURITY DATE WAS MAY 2001.

--------------------------------

Management has an ongoing program for developing new and expanding existing centers. See Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof. In the opinion of management, all of the properties are adequately covered by insurance.

Certain of the Company's properties serve as collateral for mortgage notes payable and revolving lines of credit. Of the 27 Properties, the Company owns 25 and has ground leases on two. The land on which the Pigeon Forge center is located is subject to a long-term ground lease expiring in 2086. The land on which the Riverhead center is located is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Company for up to seven additional terms of five years each. The Company in turn leases to tenants under leases that generally range from five to ten years. The rental payments are customarily subject to upward adjustments based upon contractual base rent increases during the term of the lease, tenant sales volume and operating expense reimbursements (including real estate taxes, insurance, common area maintenance and advertising and promotion expenses).

Generally, leases provide for the payment of fixed monthly rent in advance. Most leases provide for payment by the tenant of a portion of the real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the factory outlet center. As a result, substantially all operating expenses for the centers are borne by the tenants.

LEASE EXPIRATIONS

The following table sets forth, as of February 28, 1997, scheduled lease expirations, excluding the Sevierville Property which was acquired on such date and assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at lessee's option.

                                                                                           % of Gross
                                                                                             Annual
                                                                                             Rental
                         No. of          Approx.         Average           Annual         Represented
                         Leases            GLA          Base Rent           Base          by Expiring
        Year           Expiring(2)      (sq. ft.)      per sq. ft.        Rent (1)           Leases
-------------------- --------------- --------------- ---------------- ----------------  ----------------
        1997                60         232,000           $11.91       $2,764,000        5.6%
        1998               108         428,000            14.40        6,163,000        12.4
        1999               164         604,000            14.48        8,746,000        17.6
        2000               147         514,000            14.51        7,457,000        15.0
        2001               141         504,000            14.35        7,232,000        14.6
        2002               109         422,000            13.49        5,691,000        11.5
        2003                50         240,000            13.49        3,238,000         6.5
        2004                71         429,000            12.86        5,517,000        11.1
        2005                16         103,000            12.06        1,242,000         2.5
        2006                 3          56,000            10.59          593,000         1.2
     Thereafter             13         108,000             9.38        1,013,000         2.0
       Total               882       3,640,000           $13.64      $49,656,000       100.0%
==================== =============== =============== ================ ================  ===================

(1) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE AS OF DECEMBER 31, 1996, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

(2) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT YET TAKEN POSSESSION AND EXCLUDES MONTH-TO- MONTH LEASES.

RENTAL AND OCCUPANCY RATES

The following table sets forth information regarding the expiring leases during each of the last four calendar years.




                 Renewed by Existing
                       Tenants                 Released to New Tenants                       Total Expiring
                      ---------               -------------------------                     ---------------
                               % of                             % of                            % of           % of Total
                GLA          Expiring           GLA           Expiring           GLA          Expiring          Property
Year          (Sq Ft.)          GLA          (Sq Ft.)           GLA           (Sq Ft.)           GLA               GLA
----------  ------------ ----------------- -------------  ----------------  ------------- ----------------- -----------------
1996             134,639        90%               15,050        10%               149,689       100%               4%
1995              91,250        97%                2,400         3%                93,650       100%               3%
1994             105,697        91%               10,000         9%               115,697       100%               3%
1993             123,569        96%                5,500         4%               129,069       100%               4%

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last four calendar years.




                             Renewals of Existing Leases                         Stores Re-leased to New Tenants (1)
                            -----------------------------                       ------------------------------------
                                   Average Annualized Base Rents                          Average Annualized Base Rents
                                         ($ per square ft)                                       ($ per square ft)
                                        -------------------                                     ------------------
                   GLA                                                      GLA
    Year         (Sq Ft.)      Expiring         New       % Increase     (Sq Ft.)      Expiring        New        % Increase
-------------  ------------  ------------  ------------- ------------- ------------- ------------- -----------  --------------
    1996            134,639           $12.44         $14.02         12.7%     78,268           $14.40      $14.99            4.1%
    1995             91,250            11.54          13.03         12.9      59,445            13.64       14.80            8.5
    1994            105,697            14.26          16.56         16.1      71,350            12.54       14.30           14.0
    1993            123,569            12.83          13.94          8.7      29,000            10.81       14.86           37.5

---------------------
(1) THE SQUARE FOOTAGE RELEASED TO NEW TENANTS FOR 1996, 1995, 1994 AND 1993 CONTAIN 15,050, 2,400, 10,000 AND 5,500 SQUARE FEET, RESPECTIVELY, THAT WAS RELEASED TO NEW TENANTS UPON EXPIRATION OF AN EXISTING LEASE. THE REMAINING SPACE WAS RETENANTED PRIOR TO ANY LEASE EXPIRATION.

The following table shows certain information on rents and occupancy rates for the Operating Partnership during each of the last five calendar years.




                                               Average             GLA Open            Number of            Aggregate
                                              Base Rent            at End of           Operating           Percentage
          Year              Occupancy      Per Square Ft(1)        Each Year          Properties              Rents
------------------------ --------------- -------------------  ------------------- -------------------  -------------------
<S
1996                           99%                       $13.89         3,739,000         27                    $2,017,000
1995                           99%                        13.92         3,507,000         27                     2,068,000
1994                           99%                        13.43         3,115,000         25                     1,658,000
1993                           98%                        13.03         1,980,000         19                     1,323,000
1992                           99%                        12.77         1,284,000         15                     1,167,000

---------------------
(1) REPRESENTS TOTAL BASE RENTAL REVENUE DIVIDED BY WEIGHTED AVERAGE GLA OF THE PORTFOLIO, WHICH AMOUNT DOES NOT TAKE INTO CONSIDERATION FLUCTUATIONS IN OCCUPANCY THROUGHOUT THE YEAR.

OCCUPANCY COSTS

The Company believes that its average occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, and promotions) to average sales per square foot ratio is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, occupancy costs per square foot as a percentage of reported tenant sales per square foot.

                              Occupancy
        Year                    Costs
---------------------  -----------------------
1996                            8.7%
1995                            8.5%
1994                            7.4%
1993                            6.5%
1992                            6.5%

TENANTS

The following table sets forth certain information with respect to the Company's largest tenants and their store concepts as of February 28, 1997, excluding stores in the Sevierville Property.


                                                            Number         GLA            % of Total
Tenant                                                     of Stores    (Sq. Ft.)          GLA open
---------------------------------------------------------- --------- -------------        ----------
Phillips-Van Heusen Corporation:
      Bass Shoes                                                  15       103,162           2.75%
      Bass Apparel                                                 2         9,300           0.25%
      Bass Company Store                                           1         6,500           0.17%
      Van Heusen                                                  17        74,476           1.99%
      Geoffrey Beene Co. Store                                    17        67,660           1.80%
      Izod                                                        17        38,802           1.03%
      Gant                                                         9        25,100           0.67%
                                                             --------- -------------        ----------
                                                                  78       325,000           8.66%
Liz Claiborne:
      Liz Claiborne                                               24       272,881           7.27%
      Elizabeth                                                    4        18,200           0.49%
                                                             --------- -------------        ----------
                                                                  28       291,081           7.76%

Reebok International, Ltd.                                        19       141,800           3.78%
Sara Lee Corporation:
      L'eggs, Hanes, Bali                                         18        85,150           2.27%
      Champion                                                     3         9,000           0.24%
      Sara Lee Bakery                                              5        11,750           0.31%
      Coach                                                        3         7,800           0.21%
      Socks Galore                                                 4         4,868           0.13%
                                                             --------- -------------        ----------
                                                                  33       118,568           3.16%
County Seat Stores, Inc.:
      County Seat                                                  6        49,000           1.31%
      Levi's by County Seat                                        5        57,700           1.54%
                                                             --------- -------------        ----------
                                                                  11       106,700           2.84%
American Commercial, Inc.:
      Mikasa Factory Store                                        12        91,000           2.43%
Oshkosh B'Gosh, Inc.:
      Oshkosh                                                     12        67,540           1.80%
      Genuine Kids                                                 6        18,250           0.49%
                                                             --------- -------------        ----------
                                                                  18        85,790           2.29%

VF Factory Outlet, Inc.                                            3        78,697           2.10%
Brown Group Retail, Inc.:
      Famous Footwear                                              4        21,000           0.56%
      Naturalizer                                                  6        14,200           0.38%
      Brown Shoe                                                   2        10,500           0.28%
      Factory Brand Shoes                                          6        30,200           0.81%
      Air Step/Buster Brown                                        1         3,000           0.08%
                                                             --------- -------------        ----------
                                                                  19        78,900           2.10%
Lechters, Inc.                                                    14        57,000           1.52%
Total of all tenants shown                                       235     1,374,536          36.70%
                                                             ========= =============        ==========

SIGNIFICANT PROPERTY

The Riverhead, NY property was constructed during 1994 and tenants began to occupy space mid-year. At December 31, 1994, approximately 83% of the available GLA had been occupied by tenants and the remaining GLA was occupied in 1995. The average annualized base rental rate during 1996, 1995 and 1994 was approximately $17.73, $17.63 and $18.18 per weighted average GLA. No one tenant occupies more than 10% of the Riverhead property's available GLA. The tenants at the Riverhead, NY property principally conduct retail sales operations. The Company currently is constructing an additional property adjacent to the existing Riverhead, NY property, which will contain an initial phase totalling approximately 240,000 square feet. See "Business-Recent Developments" and "Business-Business and Operating Strategy".

Depreciation on the Riverhead, NY property is recognized on a straight-line basis over 33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1996, the net federal tax basis of the property was approximately $37,509,000. Real estate taxes assessed during 1996 amounted to $749,000.

The following table sets forth, as of February 28, 1997, scheduled lease expirations at the Riverhead, NY property assuming that none of the tenants exercise renewal options:

                                                                                           % of Gross
                                                                                             Annual
                                                                                             Rental
                         No. of                                                 Annual    Represented
                         Leases                  GLA        Base Rent             Base    by Expiring
        Year            Expiring           (sq. ft.)      per sq. ft.         Rent (1)       Leases
-------------------- --------------- --------------- ---------------- ----------------  ----------------
        1998                       1          10,000           $16.00         $160,000              3.1%
        1999                      23          85,860            18.26        1,568,000             30.7%
        2000                       5          17,235            18.92          326,000              6.4%
        2001                       8          34,150            20.12          687,000             13.4%
        2002                      12          36,000            20.06          722,000             14.1%
        2004                      18         102,950            16.02        1,649,000             32.3%
       Total                      67         286,195           $17.86       $5,112,000            100.0%
==================== =============== =============== ================ ================  ================

(1) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE AS OF DECEMBER 31, 1996, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.



ITEM 3.   LEGAL PROCEEDINGS

Except for claims arising in ordinary course of business, which are covered by the Company's liability insurance, the Company is not presently involved in any litigation involving claims against the Company, nor, to its knowledge, is any material litigation threatened against the Company or its Properties which would have a material adverse effect on the Company, its Properties or its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                       EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:

     NAME                                        AGE                       POSITION

Stanley K. Tanger.......................           73  Chairman of the Board of Directors and
                                                           Chief Executive Officer
Steven B. Tanger........................           48  Director, President and Chief Operating Officer
Rochelle G. Simpson ....................           58  Secretary and Senior Vice President -
                                                           Administration and Finance
Willard A. Chafin, Jr...................           59  Senior Vice President - Leasing, Site Selection,
                                                           Operations and Marketing
Frank C. Marchisello, Jr................           38  Vice President - Chief Financial Officer
Joseph H. Nehmen........................           47  Vice President - Operations
Virginia R. Summerell...................           38  Treasurer and Assistant Secretary
C. Randy Warren, Jr.....................           32  Vice President - Leasing
Richard T. Parker.......................           48  Vice President - Development
Carrie A. Johnson.......................           34  Vice President - Marketing

     The following is a biographical summary of the experience of the executive officers of the Company:

     STANLEY K. TANGER. Mr. Tanger is the Chief Executive Officer and Chairman of the Board of Directors of the Company. He also served as President from inception of the Company to December 1994. Mr. Tanger opened one of the country's first outlet shopping centers in Burlington, North Carolina in 1981. Before entering the factory outlet center business, Mr. Tanger was President and Chief Executive Officer of his family's apparel manufacturing business, Tanger/Creighton, Inc., for 30 years.

     STEVEN B. TANGER. Mr. Tanger is a director of the Company and was named President and Chief Operating Officer effective January 1, 1995. Previously, Mr. Tanger served as Executive Vice President since joining the Company in 1986. He has been with Tanger-related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. He is responsible for all phases of project development, including site selection, land acquisition and development, leasing, marketing and overall management of existing outlet centers. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger is the son of Stanley K. Tanger.

     ROCHELLE G. SIMPSON. Ms. Simpson was named Senior Vice President - Administration and Finance of the Company in October 1995. She is also the Secretary of the Company and previously served as Treasurer from May 1993 through May 1995. She entered the factory outlet center business in January 1981, in general management and as chief accountant for Stanley K. Tanger and later became Vice President - Administration and Finance of the Predecessor Company. Ms. Simpson oversees the accounting and finance departments and has overall management responsibility for the Company's headquarters.

     WILLARD A. CHAFIN, JR. Mr. Chafin was named Senior Vice President - Leasing, Site Selection, Operations and Marketing of the Company in October 1995. He joined the Company in April 1990, and since has held various executive positions where his major responsibilities included supervising the Marketing, Leasing and Property Management Departments, and leading the Asset Management Team. Prior to joining the Company, Mr. Chafin was the Director of Store Development for the Sara Lee Corporation, where he spent 21 years. Before joining Sara Lee, Mr. Chafin was employed by Sears Roebuck & Co. for nine years in advertising/sales promotion, inventory control and merchandising.

     FRANK C. MARCHISELLO, JR. Mr. Marchisello was named Vice President and Chief Financial Officer of the Company in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. While at Gilliam, Coble & Moser, Mr. Marchisello worked directly with the Tangers since 1982. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

     JOSEPH H. NEHMEN. Mr. Nehmen joined the Company in September 1995 and was elected Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger.

     VIRGINIA R. SUMMERELL. Ms. Summerell was named Treasurer of the Company in May 1995 and Assistant Secretary in November 1994. Previously, she held the position of Director of Finance since joining the Company in August 1992, after nine years of service with NationsBank. Her major responsibilities include cash management and oversight of all project and corporate finance transactions. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

     C. RANDY WARREN, JR. Mr. Warren is the Vice President - Leasing of the Company and joined the Company in November 1995. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State University and holds an MBA from Loyola College.

     RICHARD T. PARKER. Mr. Parker is the Vice President - Development and joined the Company in April 1996. Prior to joining Tanger, Mr. Parker was with The Mills Corp for nine years where he served as Vice President of Land Development responsible for organizing and planning the development, merchandising and sale of peripheral land surrounding 2 million-plus square foot super regional mall projects. Prior to joining The Mills Corp, Mr. Parker was employed by Marriott International for 6 years where he served as Director of Franchise Development. Mr. Parker is a graduate of Golden Gate University and a veteran of the United States Air Force.

     CARRIE A. JOHNSON. Ms. Johnson was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Johnson was with Prime Retail, LP for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, Inc., Ms. Johnson was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Johnson is a graduate of East Carolina University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

The Common Stock commenced trading on the New York Stock Exchange on May 28, 1993. The initial public offering price was $22.50 per share. The following table sets forth the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape, during the periods indicated.



                                                                                  Common
1996                                        High                 Low      Dividends Paid
----------------------------- ------------------  ------------------  ------------------
First Quarter                             $26.00              $23.38                $.50
Second Quarter                             25.38               22.63                 .52
Third Quarter                              24.88               22.88                 .52
Fourth Quarter                             27.38               23.50                 .52
Year 1996                                 $27.38              $22.63               $2.06
----------------------------- ------------------  ------------------  ------------------

                                                                                  Common
1995                                        High                 Low      Dividends Paid
----------------------------- ------------------  ------------------  ------------------
First Quarter                             $27.25              $22.75                $.46
Second Quarter                             26.75               22.75                 .50
Third Quarter                              27.75               24.50                 .50
Fourth Quarter                             26.00               22.63                 .50
Year 1995                                 $27.75              $22.63               $1.96
----------------------------- ------------------  ------------------  ------------------

As of February 28, 1997, there were approximately 467 shareholders of record. Certain of the Company's debt agreements limit the payment of dividends such that dividends shall not exceed 95% of funds from operations, as defined in the agreements, on a cumulative basis. Based on continuing favorable operations and available funds from operations, the Company intends to continue to pay regular quarterly dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)            1996           1995            1994            1993           1992
--------------------------------------- -------------  -------------  -------------- --------------- --------------
OPERATING DATA
  Total revenues                              $75,500        $68,604         $45,988         $29,204        $17,931
  EBITDA                                       46,474         41,058          26,089          17,519         10,926
  Income before minority interest and
     extraordinary item                        16,177         15,352          15,147           8,555          1,991
  Income before extraordinary
     item(1)                                   11,752         11,218          11,168           4,574            ---
  Net income (1)(3)                            11,191         11,218          11,168           1,898            ---

--------------------------------------- -------------  -------------  -------------- --------------- --------------
SHARE DATA (2)
  Income before extraordinary item              $1.46          $1.36           $1.32            $.90
  Net income (3)                                $1.37          $1.36           $1.32            $.35
  Common dividends paid                         $2.06          $1.96           $1.80           $.535
  Weighted average common shares
     outstanding                                6,402          6,095           5,177           4,858

--------------------------------------- -------------  -------------  -------------- --------------- --------------

--------------------------------------- -------------  -------------  -------------- --------------- --------------
BALANCE SHEET DATA
  Real estate assets, before depreciation    $358,361       $325,881        $292,406        $137,666        $85,460
  Total assets                                332,138        315,130         294,802         182,396         88,192
  Long-term debt                              178,004        156,749         121,323          20,316         90,188
  Shareholders' equity (deficit)              110,657        114,813         118,177         120,067         (9,419)

--------------------------------------- -------------  -------------  -------------- --------------- --------------
OTHER DATA
  Funds from operations (4)                   $32,313        $29,597         $23,189         $12,008         $4,471
  Cash flows from:
     Operating activities                     $38,051        $32,423         $21,304         $11,571         $4,263
     Investing activities                    ($36,401)      ($44,788)      ($143,683)       ($49,277)      ($29,374)
     Financing activities                     ($4,176)       $13,802         $80,661         $81,324        $25,528
  Gross leasable area open at year end          3,739          3,507           3,115           1,980          1,284
  Number of centers                                27             27              25              19             15
--------------------------------------- -------------  -------------  -------------- --------------- --------------

(1) All earnings prior to the initial public offering ("IPO") on June 4, 1993 have been allocated to minority interest. Subsequent to the IPO, earnings have been allocated to the Company and the minority interest based on their respective weighted average ownership interests in the Operating Partnership during the year.
(2)  Not applicable in 1992 since the IPO took place in June 1993.
(3) Pro forma net income and net income per common share, which reflect adjustments to historical information to present income information as if the IPO had taken place on January 1, 1992, were $6,551 and $1.31 per share during 1993 and $3,467 and $.71 per share during 1992.
(4) Funds from operations for all years presented have been restated in accordance with the new definition provided by the National Association of Real Estate Investment Trusts. See Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources" for a complete discussion of funds from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the years ended December 31, 1996 and 1995, as well as December 31, 1995 and 1994. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy throughout each year shown since GLA is not reduced when original occupied space subsequently becomes vacant.

GENERAL OVERVIEW

The Company continues to grow principally through the development of new factory outlet centers, acquisitions and expansion of existing centers. During 1996, the Company completed six expansions totalling 181,142 square feet. In addition, construction has commenced on the initial phase of a new center in Riverhead, New York totalling approximately 240,000 square feet. During 1995, the Company substantially completed two new centers and expanded four existing centers. Total square feet opened in 1995, including completion of certain projects that commenced at the end of 1994, was 392,312 square feet.

A summary of the operating results for the years ended December 31, 1996, 1995 and 1994 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.




                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
                                                                          1996          1995             1994
                                                                      ----------- ---------------- ----------------
GLA open at end of period (000's)                                           3,739            3,507            3,115
Weighted average GLA (000's) (1)                                            3,642            3,292            2,230
Outlet centers in operation                                                    27               27               25
New centers opened                                                            ---                2                6
Centers expanded                                                                6                4                6
States operated in at end of period                                            22               22               21

  PER SQUARE FOOT
Revenues
  Base rentals                                                                $13.89           $13.92           $13.43
  Percentage rentals                                                             .55              .63              .74
  Expense reimbursements                                                        6.04             6.05             5.96
  Other income                                                                   .25              .24              .49
    Total revenues                                                             20.73            20.84            20.62
                                                                      ----------- ---------------- ----------------
Expenses
  Property operating                                                            6.47             6.83             6.95
  General and administrative                                                    1.50             1.54             1.97
  Mortgage interest                                                             3.84             3.44             1.26
  Depreciation and amortization                                                 4.52             4.37             3.65
    Total expenses                                                             16.33            16.18            13.83
                                                                      ----------- ---------------- ----------------
Income before gain on sale of land, minority interest and
  extraordinary item                                                           $4.40            $4.66            $6.79
                                                                      =========== ================ ================

(1) GLA WEIGHTED BY MONTHS OF OPERATIONS.

CAUTIONARY STATEMENTS

The discussion below contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Company may be unable to renew or re-lease a significant amount of available space on economically favorable terms.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Base rentals increased $4.8 million, or 10%, for the year ended December 31, 1996 when compared to the same period in 1995 primarily as a result of a 11% increase in weighted average GLA. Base rentals per weighted average GLA decreased less than 1% from $13.92 per square foot to $13.89 per square foot reflecting a slightly lower average occupancy rate during 1996 compared to 1995. The increase in base rents in 1996 consists of $1.1 million associated with leases added during 1996 and $3.7 million related to the effect of a full year's operation of centers opened in 1995.

Percentage rentals decreased $51,000, or 2%, in 1996 compared to 1995 and percentage rentals per weighted average GLA declined $.08 per square foot, or 13%, as a result of the dilutive effect of the increase in additional square footage associated with the expansions since tenant sales at centers in their first year of operation often do not reach the level on which percentage rentals are required (the "breakpoint"). The decrease is also a result of escalating breakpoints in certain leases renewing at existing centers without comparable increases in sales. Tenant sales per square foot for centers which were opened all of 1996 and 1995 increased 2% to approximately $226 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses, increased $2.1 million during 1996 as compared to the same period in 1995 due principally to the related increase in reimbursable operating and maintenance expenses associated with the growth in GLA. Expense reimbursements expressed as a percent of property operating expenses were 93% in the 1996 period compared to 89% in the 1995 period due to certain contractual increases and reductions in nonrecoverable operating and maintenance expenses.

Property operating expenses increased by $1.1 million, or 5%, in 1996 as compared to 1995. On a weighted average GLA basis, property operating expenses decreased from $6.83 per square foot to $6.47 per square foot primarily due to a reduction in advertising and promotion expenses reflecting the Company's use of cost efficient means in advertising and promoting its centers. The decrease was partially offset by increases in real estate taxes as a result of reassessments of recently completed properties, particularly the property in Riverhead, NY. General and administrative expenses decreased 3% on a weighted average GLA basis to $1.50 for the year ended 1996. General and administrative expenses as a percent of revenues decreased 3% to 7.2% in 1996 compared to 7.4% in 1995.

Aggregate interest expense increased $2.7 million and $.40 per weighted average GLA during 1996 period as compared to 1995. The increase is due to higher average borrowings outstanding during the period associated with the growth in GLA and due to a higher average interest rate under the senior unsecured notes issued in March 1996 when compared with the short term lines of credit previously utilized. Depreciation and amortization per weighted average GLA increased 3% from $4.37 per square foot to $4.52 per square foot primarily due to increases in tenant finishing allowances included in building and improvements which are depreciated over shorter lives and the accelerated depreciation of certain tenant finishing allowances related to tenants who vacated or terminated their lease prior to the expiration of the lease term.

The extraordinary item represents the write off of previously deferred financing costs of $831,000 in connection with the early retirement of debt with the proceeds from the senior unsecured notes issued in March 1996.

1995 COMPARED TO 1994

Base rentals increased $15.9 million, or 53%, for the year ended December 31, 1995 when compared to the same period in 1994 primarily as a result of a 48% increase in weighted average GLA as well as the impact of leases renewing at higher base rental rates. The increase in base rents in 1995 consists of $2.2 million associated with leases added during 1995, $13.0 million related to the effect of a full year's operation of centers opened in 1994, and $670,000 related to rental renewals in previously established outlet centers.

Percentage rents increased approximately $410,000 for the year ended December 31, 1995 over the same period in 1994. However, percentage rents per weighted average GLA declined as a result of the dilutive effect of the increase in additional square footage associated with the new centers (since tenant sales at centers opening during the year often do not reach the level where percentage rents are required) and due to a changing mix in the amount of base and percentage rents on leases renewing at existing centers. Tenant sales per square foot for centers which were opened all of 1995 and 1994 were virtually the same as the prior year at approximately $226 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses, increased $6.6 million during 1995 as compared to the same period in 1994 due principally to the related increase in reimbursable property operating expenses associated with the growth in GLA. Expense reimbursements expressed as a percent of property operating expenses were 89% in the 1995 period compared to 86% in the 1994 period primarily as a result of certain contractual increases.

Property operating expenses increased by $7.0 million, or 45%, in 1995 as compared to 1994. On a weighted average GLA basis, property operating expenses decreased from $6.95 per square foot to $6.83 per square foot. New developments usually carry a higher than average cost per square foot until all the square footage for that center is open for the entire period. Fewer new centers were opened in 1995 as compared to the significant amount of openings in the 1994 period, contributing to the favorable decrease in property operating expenses per weighted average GLA in 1995 compared to 1994. Excluding the new centers which were opened in 1994, property operating expenses increased 4%, or $.27 per square foot, due primarily to additional advertising and promotion expenses, which reflect the Company's strategy to more actively promote its centers, and increases in real estate taxes. General and administrative expenses decreased 22% on a weighted average GLA basis to $1.54 for the year ended 1995 and decreased from 10% to 7% of total revenues reflecting continued economies of scale achieved through controlling expenses despite the continued development and growth in GLA.

Financing the Company's development resulted in further utilization of long-term borrowings and aggregate interest expense increased $8.5 million during 1995 as compared to 1994. The incremental borrowings in 1994 of $101 million, resulting from the record development that year, did not significantly impact 1994 interest expense due to the effect of capitalizing the related interest costs during the construction period. However, the completion of those projects, combined with the impact of an additional $35.4 million of borrowings in 1995, is reflected in the increase in interest expense per weighted average GLA from $1.26 per square foot in 1994 to $3.44 per square foot in 1995. Depreciation and amortization per weighted average GLA increased 20% due primarily to increases in costs associated with site preparation and improvements in the layout and design of new centers as well as increased tenant finishing allowances included in building and improvements which are depreciated over shorter lives.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $38.1, $32.4 and $21.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases for all three years were primarily due to the incremental operating income associated with new development. Net cash used in investing activities amounted to $36.4, $44.8 and $143.7 million during 1996, 1995 and 1994 which reflects the lower levels of development over the past two years (181,142 square feet developed in 1996, 392,312 square feet in 1995 and 1,134,900 square feet in
1994). Due to the lower levels of construction activity, cash provided by financing activities has also decreased from $80.7 in 1994 to $13.8 and $(4.2) in 1995 and 1996.

During 1996 and 1995, the Company slowed its pace of new development in response to a soft retail environment and lower tenant demand. In turn, management concentrated its efforts on expanding and enhancing land in the current portfolio while at the same time diligently searching for new sites which will maximize value to both the Company's shareholders and tenants. However, management believes, based upon its discussions with present and prospective tenants, that many companies, including new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers.

Construction has begun on a second property in Riverhead, NY (expected to begin opening in Spring 1997) totalling approximately 240,000 square feet. Upon total build out of this development over the next several years, the combined GLA of both properties should total approximately 750,000 square feet, making this outlet shopping center one of the largest in the nation. In addition, the Company is in the preleasing stages of three new sites located in Concord, NC (Charlotte), Romulus, MI (Detroit) and Ashburn, VA (Washington, D.C.) and on February 28, 1997, completed the purchase of an existing factory outlet center containing approximately 123,000 square feet for an aggregate purchase price of $18.0 million. The Company also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made. Commitments for construction underway as of December 31, 1996 (which represent only those costs contractually required to be paid by the Company) amounted to $18.2 million.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company has a shelf registration with the Securities and Exchange Commission providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. During March 1996, the Company used a portion of its borrowing capacity under the shelf registration to issue, through the Operating Partnership, $75 million of senior, unsecured notes, maturing March 11, 2001, with a coupon rate of 8.75% (effective yield of 8.926%). The proceeds of this offering were used to extinguish the Company's revolving lines of credit existing prior to January 1996. In April 1996, the Company filed a new registration statement with the SEC to reestablish the total amount of funds available under the shelf registration at $200 million.

During the year, the Company established a new $50 million secured line of credit, with interest payable at LIBOR plus 1.5% and established other unsecured lines of credit totalling $40 million with interest rates ranging from prime less .25% to prime or LIBOR plus 1.75% to LIBOR plus 1.85%. Amounts available under these lines of credit, based on debt outstanding at December 31, 1996, totalled $62.2 million. When considered with the Company's existing interest rate protection agreement covering $10 million of variable rate debt, the Company's exposure to interest rate risk on variable rate borrowings outstanding at December 31, 1996 was limited to $17.8 million. Also, with the addition of the unsecured borrowings, the Company has effectively unencumbered approximately 55% of its real estate assets.

Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1997 and 1998.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Operating Partnership receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution will be invested in short-term money market or other suitable instruments. Certain of the Company's debt agreements limit the payment of dividends such that dividends will not exceed 95% of funds from operations ("FFO"), as defined in the agreements, on a cumulative basis.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the audited consolidated financial statements included elsewhere in the annual report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary item and gains (losses) on sale of properties, plus depreciation and amortization and adjustments for other non-cash items. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued an interpretive letter providing guidance as to the use and intent of its definition of funds from operations. Among other things, the letter clarifies that the amortization of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating funds from operations. All REIT's were encouraged to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Company adopted the new NAREIT definition of funds from operations beginning January 1, 1996 and has reclassified the prior year amounts to conform with the current year presentation. Below is a calculation of funds from operations for the years ended December 31, 1996 and 1995.


FUNDS FROM OPERATIONS
(IN THOUSANDS)
                                                                   1996              1995
                                                            ----------------- -----------------
Income before gain on sale of land, minority interest
   and extraordinary item                                             $16,018           $15,352
Adjusted for:
   Depreciation and amortization uniquely significant
      to real estate                                                   16,295            14,245
Funds from operations before minority interest                        $32,313           $29,597
                                                            ================= =================
Weighted average shares outstanding(1)                                 10,670            10,601
                                                            ================= =================


(1) ASSUMES CONVERSION OF ALL PARTNERSHIP UNITS HELD BY THE MINORITY INTEREST AND PREFERRED SHARES TO COMMON SHARES.

ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Company's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Company to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Company believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages, mitigate the Company's exposure to interest rate risk on approximately 90% of total debt outstanding as of December 31, 1996.

Approximately 240,000 square feet of space is currently up for renewal or re-tenanting in 1997. Existing tenants' sales have remained stable and renewals to existing tenants have remained strong. In addition, the Company has continued to attract and retain additional tenants. However, as typical in the factory outlet industry, certain tenants have either filed for protection under bankruptcy laws or have elected to close some or all of their stores, resulting in approximately a 2% decrease in occupancy since year end. Although there can be no assurance that any tenant whose lease expires will renew such lease or that terminated leases will be re-leased on economically favorable terms, management currently does not expect any material adverse impact as a result of these leases up for renewal, bankruptcy filings or notices of store closings. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth at the pages indicated in
Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company' directors required by this Item is incorporated by reference to the Company's Proxy Statement.

The information concerning the Company's executive officers required by this
Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers of the Registrant".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.  Financial Statements

         Report of Independent Accountants                                                       F-1
         Consolidated Balance Sheets-December 31, 1996 and 1995                                  F-2
         Consolidated Statements of Operations-
            Years Ended December 31, 1996, 1995 and 1994                                         F-3
         Consolidated Statements of Shareholders' Equity-
            For the Years Ended December 31, 1996, 1995 and 1994                                 F-4
         Consolidated Statements of Cash Flows-
            Years Ended December 31, 1996, 1995 and 1994                                         F-5
          Notes to Consolidated Financial Statements                                             F-6

     2.  Financial Statement Schedules

         Schedule III
            Report of Independent Accountants                                                    F-15
            Real Estate and Accumulated Depreciation                                             F-16,17

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     3.  Exhibits

     Exhibit No.                                       Description

     3.1      Amended and Restated Articles of Incorporation of the Company.

     3.1A     Amendment to Articles of Incorporation dated May 29, 1996.

     3.2      Amended and Restated By-Laws of the Company. (Note 1)

     3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 1)

     4.1 Form of Deposit Agreement, by and between the Company and the Depositary, including Form of Depositary Receipt. (Note 1)

     4.2      Form of Preferred Stock Certificate. (Note 1)

     10.1     Unit Option Plan of the Company. (Note 2)

     10.1A    First Amendment to the Unit Option Plan. (Note 1)

     10.1B    Second Amendment to the Unit Option Plan. (Note 6)

     10.1C    Third Amendment to the Unit Option Plan.

     10.2     Stock Option Plan of the Company. (Note 2)

     10.2A    First Amendment to the Stock Option Plan. (Note 1)

     10.2B    Second Amendment to the Stock Option Plan. (Note 6)

     10.2C    Third Amendment to the Stock Option Plan.

     10.3 Form of Stock Option Agreement between the Company and certain Directors. (Note 3)

     10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

     10.5     Amended and Restated Employment Agreement for Stanley K. Tanger.

     10.6     Amended and Restated Employment Agreement for Steven B. Tanger.

     10.7     Amended and Restated Employment Agreement for Willard Chafin.

     10.8     Amended and Restated Employment Agreement for Rochelle Simpson.

     10.9     Employment Agreement for Joseph H. Nehmen.

     10.10 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 2)

     10.10A Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 6)

     10.11 Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 2)

     10.12 Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Note 2)

     10.13 Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $50,000,000, dated as of December 13, 1994. (Note 4)

     10.14 Promissory Note and Mortgage, Assignment of Leases and Rents, and Security Agreement by and between the Operating Partnership and New York Life Insurance Company, dated as of March 28, 1995. (Note
              5)

     10.15 Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and National Westminister Bank, Plc dated January 15, 1996. (Note 7)

     10.15A Amendment No. 1 to Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and National Westminister Bank, Plc dated February 20, 1996. (Note 9)

     10.15B Amendment No. 2 to Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and National Westminister Bank, Plc dated May 31, 1996.

     10.16    Form of Senior Indenture. (Note 8)

     10.17    Form of First Supplemental Indenture (to Senior Indenture).
              (Note 8)

     10.18 Loan Agreement dated as of October 14, 1996 between Tanger Properties Limited Partnership and First National Bank of Commerce.

     10.19 Loan Agreement dated as of November 18, 1996 between Tanger Properties Limited Partnership and Southtrust Bank of Alabama, National Association

     21.1     List of Subsidiaries. (Note 2)

     23.1     Consent of Coopers & Lybrand L.L.P.


     Notes to Exhibits:

     1. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed October 6, 1993, as amended.
     2. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.
     3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
     4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
     5. Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1995..
     6. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     7. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated January 23, 1996.
     8. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.
     9. Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1996.

(B) REPORTS ON FORM 8-K - No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TANGER FACTORY OUTLET CENTERS, INC.

                                           By: /s/ Stanley K. Tanger
                                               Stanley K. Tanger
                                               Chairman of the Board and
                                               Chief Executive Officer

March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                                Title                    Date
/s/ Stanley K. Tanger             Chairman of the Board and           March 18, 1997
Stanley K. Tanger                 Chief Executive Officer
                                  (Principal Executive Officer)

/s/ Steven B. Tanger              Director, President and             March 18, 1997
Steven B. Tanger                  Chief Operating Officer

/s/ Frank C. Marchisello, Jr.     Vice President and                  March 18, 1997
Frank C. Marchisello, Jr.         Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

/s/ Jack Africk                   Director                            March 18, 1997
Jack Africk

/s/ William G. Benton             Director                            March 18, 1997
William G. Benton

/s/ Thomas E. Robinson            Director                            March 18, 1997
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY:


We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                 COOPERS & LYBRAND L.L.P.


Greensboro, NC
January 27, 1997, except for Note 14, which is dated February 28, 1997

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                            DECEMBER 31,
                                                        1996             1995
                                                   -------------  -----------------
ASSETS
   Rental property, net                                 $311,454           $294,423
   Cash and cash equivalents                               2,585              5,111
   Deferred charges, net                                   7,846              5,728
   Other assets                                           10,253              9,868
        TOTAL ASSETS                                    $332,138           $315,130
                                                   =============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt                                       $178,004           $156,749
   Construction trade payables                             8,320             11,305
   Accounts payable and accrued expenses                   9,558              4,679
        TOTAL LIABILITIES                                195,882            172,733
                                                   -------------  -----------------
Commitments
Minority interest                                         25,599             27,584
                                                   -------------  -----------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, 106,419 and 141,484
      shares issued and outstanding at
      December 31, 1996 and 1995                                1                  1
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 6,602,510 and 6,286,581 shares
      issued and outstanding at December 31, 1996
      and 1995                                                 66                 63
   Paid in capital                                        121,384            121,158
   Distributions in excess of net income                  (10,794)            (6,409)
        TOTAL SHAREHOLDERS' EQUITY                        110,657            114,813
                                                    -------------  -----------------
             TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY                                   $332,138           $315,130
                                                    =============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                           YEAR ENDED DECEMBER 31,
                                                                        1996          1995           1994
                                                                  ------------- -------------  -------------
REVENUES
   Base rentals                                                         $50,596       $45,818        $29,937
   Percentage rentals                                                     2,017         2,068          1,658
   Expense reimbursements                                                21,991        19,913         13,295
   Other income                                                             896           805          1,098
        Total revenues                                                   75,500        68,604         45,988
                                                                  ------------- -------------  -------------
EXPENSES
   Property operating                                                    23,559        22,467         15,500
   General and administrative                                             5,467         5,079          4,399
   Interest                                                              13,998        11,337          2,798
   Depreciation and amortization                                         16,458        14,369          8,144
        Total expenses                                                   59,482        53,252         30,841
                                                                  ------------- -------------  -------------
INCOME BEFORE GAIN ON SALE OF LAND, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                16,018        15,352         15,147
Gain on sale of land                                                        159           ---            ---
                                                                  ------------- -------------  -------------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                   16,177        15,352         15,147
Minority interest                                                        (4,425)       (4,134)        (3,979)
                                                                  ------------- -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM                                         11,752        11,218         11,168
Extraordinary item - Loss on early extinguishment of debt, net of
   minority interest of $270                                               (561)          ---            ---
NET INCOME                                                              $11,191       $11,218        $11,168
                                                                  ============= =============  =============

PER COMMON SHARE OUTSTANDING:
    Income before extraordinary item                                      $1.46         $1.36      $1.32
    Net income                                                             1.37          1.36       1.32
                                                                  ============= =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                       (In thousands, except share data)



                                                                                  Distributions       Total
                                            Preferred     Common       Paid in    in Excess of    Shareholders'
                                              Stock       Stock        Capital     Net Income         Equity
                                            ---------- ------------  ------------ -------------  ----------------
BALANCE, DECEMBER 31, 1993                          $3          $49      $120,716        $(701)          $120,067
Conversion of 70,556 preferred
   shares into 635,679 common shares               (1)            6           (5)           ---               ---
Compensation under Unit Option Plan                ---          ---           216           ---               216
Net income                                         ---          ---           ---        11,168            11,168
Preferred dividends paid ($15.06 per share)        ---          ---           ---       (3,954)           (3,954)
Common dividends paid ($1.80 per share)            ---          ---           ---       (9,320)           (9,320)
BALANCE, DECEMBER 31, 1994                           2           55       120,927       (2,807)           118,177
Conversion of 87,960 preferred
    shares into 792,506 common shares              (l)            8           (7)           ---               ---
Issuance of 600 common shares upon
   exercise of unit options                        ---          ---            14           ---                14
Compensation under Unit Option Plan                ---          ---           224           ---               224
Net income                                         ---          ---           ---        11,218            11,218
Preferred dividends paid ($17.66 per share)        ---          ---           ---       (2,944)           (2,944)
Common dividends paid ($1.96 per share)            ---          ---           ---      (11,876)          (11,876)
BALANCE, DECEMBER 31, 1995                           1           63       121,158       (6,409)           114,813

Conversion of 35,065 preferred shares
into 315,929 common shares                         ---            3           (3)           ---               ---
Compensation under Unit Option Plan                ---          ---           229           ---               229
Net Income                                         ---          ---           ---        11,191            11,191
Preferred dividends paid ($18.56 per share)        ---          ---           ---       (2,416)           (2,416)
Common dividends paid ($2.06 per share)            ---          ---           ---      (13,160)          (13,160)
BALANCE, DECEMBER 31, 1996                          $1          $66      $121,384     $(10,794)          $110,657
                                            ========== ============  ============ =============  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            1996           1995          1994
                                                                       -------------  ------------- -------------
OPERATING ACTIVITIES
   Net income                                                                $11,191        $11,218       $11,168
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           16,458         14,369         8,144
      Amortization of deferred financing costs                                   953            955           690
      Minority interest                                                        4,155          4,134         3,979
      Loss on early extinguishment of debt                                       831            ---           ---
      Gain on sale of land                                                      (159)           ---           ---
      Straight-line base rent adjustment                                      (1,192)        (1,316)         (941)
      Compensation under Unit Option Plan                                        338            334           342
      Increase (decrease) due to changes in:
         Other assets                                                            597          2,431        (3,610)
         Accounts payable and accrued expenses                                 4,879            298         1,532
                                                                       -------------  ------------- -------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       38,051         32,423        21,304
                                                                       -------------  ------------- -------------
INVESTING ACTIVITIES
   Acquisition of real estate                                                    ---            ---       (23,800)
   Additions to rental properties                                            (35,408)       (43,758)     (118,551)
   Additions to deferred lease costs                                          (1,167)        (1,030)       (1,332)
   Proceeds from sale of land                                                    174            ---           ---
                                                                       -------------  ------------- -------------
              NET CASH USED IN INVESTING ACTIVITIES                          (36,401)       (44,788)     (143,683)
                                                                       -------------  ------------- -------------
FINANCING ACTIVITIES
   Cash dividends paid                                                       (15,576)       (14,820)      (13,274)
   Distributions to minority interest                                         (6,249)        (5,945)       (5,460)
   Proceeds from notes payable                                                75,000         16,250        56,400
   Repayments on notes payable                                                (1,019)          (949)      (15,793)
   Proceeds from revolving lines of credit                                    70,301        113,555       113,500
   Repayments on revolving lines of credit                                  (123,027)       (93,430)      (53,100)
   Additions to deferred financing costs                                      (3,606)          (873)       (1,612)
   Proceeds from exercise of unit options                                        ---             14           ---

                                                                       -------------  ------------- -------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (4,176)        13,802        80,661
                                                                       -------------  ------------- -------------
Net increase (decrease) in cash and cash equivalents                          (2,526)         1,437       (41,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,111          3,674        45,392
                                                                       -------------  ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $2,585         $5,111        $3,674
                                                                       =============  ============= =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION AND FORMATION OF THE COMPANY
Tanger Factory Outlet Centers, Inc. (the "Company") is a self-administered, self-managed real estate investment trust ("REIT") that develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 27 factory outlet centers (the "Properties") located in 22 states with a total gross leasable area of approximately 3.8 million square feet at the end of 1996. The Company is a fully-integrated real estate company and provides all development, leasing and management services for its centers. The Company is the successor to a factory outlet business that consisted of 17 Properties (the "predecessor business") that were individually owned and controlled by Stanley
K. Tanger and the Tanger Family Limited Partnership (the "Original Owners").

The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, the Company's majority owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"). The Operating Partnership was formed in June 1993 through the contributions by the Company, the sole general partner, the Tanger Family Limited Partnership, the sole limited partner, and Stanley K. Tanger. The Company contributed the proceeds of an initial public offering ("IPO") and two properties it had acquired for shares of the Company's Common Stock. The Original Owners contributed the remaining 15 Properties, subject to their related mortgage indebtedness, as well as the net assets of the related property and lease management business and certain other assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION-The Company, as sole general partner, consolidates the Operating Partnership for financial reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company accounted for the transfer of the Properties and the management business to the above mentioned entities as a reorganization of entities under common control using an "as if pooling" method of accounting, whereby historical results of operations and financial condition of the properties and the management business were combined with the Company's consolidated results of operations and financial condition.

     MINORITY INTEREST-Minority interest reflects the limited partner's percentage ownership of Operating Partnership Units (the "Units") . Allocation of net income to the limited partner subsequent to the IPO is based on this respective ownership interest (See Note 7).

     USE OF ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RENTAL PROPERTIES-Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the acquisition, construction, and development of properties are capitalized. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

     The pre-construction stage of project development involves incurrence of certain costs to secure land control and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company provides for the costs of potentially unsuccessful pre-construction efforts by charges to operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     CASH AND CASH EQUIVALENTS-All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

     DEFERRED CHARGES-Deferred lease costs consist of fees and costs incurred to initiate operating leases and are amortized over the average minimum lease term. Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

     IMPAIRMENT OF LONG-LIVED ASSETS-In the event that facts and circumstances indicate that the cost of the Company's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     REVENUE RECOGNITION - Minimum rental income is recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when earned. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or otherwise, are amortized over the remaining lease term.

     INCOME TAXES-The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for Federal income taxes. The Company paid preferred dividends per share of $18.56, $17.66 and $15.06 in 1996, 1995 and 1994, respectively, all of which are treated as ordinary income. The table below summarizes the common dividends paid per share and the amount representing estimated return of capital.

                                              1996          1995          1994
                                      ------------  ------------ -------------
Common dividends per share
Ordinary income                             $1.607        $1.352        $1.458
Return of capital                             .453          .608          .342
                                            $2.060        $1.960        $1.800
                                      ============  ============ =============

     INCOME PER SHARE-Income per share is calculated by dividing income, less applicable preferred dividends of $2,399, $2,903 and $4,351 for the years ended December 31, 1996, 1995 and 1994, by the weighted average number of common shares outstanding (6,401,505, 6,094,667 and 5,177,292 for the years ended December 31, 1996, 1995 and 1994). Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of Depositary Shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership Units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a share of Common Stock.

     CONCENTRATION OF CREDIT RISK-The Company's management performs ongoing credit evaluations of their tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. During 1995 and 1994, one tenant accounted for approximately 10% and 11% of combined base and percentage rental income. No single tenant accounted for 10% or more of combined base and percentage rental income during 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     SUPPLEMENTAL CASH FLOW INFORMATION-The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1996, 1995 and 1994 amounted to $8,320, $11,305 and $21,636, respectively. Interest paid, net of interest capitalized, in 1996, 1995 and 1994 was $10,637, $10,266 and $1,824, respectively.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   RENTAL PROPERTIES
The following summarizes the carrying amounts of rental property as of December 31, 1996 and 1995:
                                        1996              1995
                                   --------------  -----------------
Land                                      $43,339            $37,176
Buildings and improvements                299,534            284,292
Developments under construction            15,488              4,413
                                   --------------  -----------------
                                          358,361            325,881
Accumulated depreciation                   46,907             31,458
                                   --------------  -----------------
                                         $311,454           $294,423
                                   ==============  =================

Buildings and improvements consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1996, 1995 and 1994 amounted to $1,044, $580 and $1,481, and development costs capitalized amounted to $1,321, $1,253 and $1,599, respectively. Depreciation expense for each of the years ended December 31, 1996, 1995 and 1994 was $15,449, $13,451 and $7,571, respectively.

Commitments for construction of new developments and additions to existing properties amounted to $18,242 at December 31, 1996. Commitments for construction represent only those costs contractually required to be paid by the Company.

4.       DEFERRED CHARGES
Deferred charges as of December 31, 1996 and 1995 consist of the following:

                                         1996              1995
                                   ---------------  -----------------
Deferred lease costs                        $6,705             $5,538
Deferred financing costs                     4,657              3,628
                                   ---------------  -----------------
                                            11,362              9,166
Accumulated amortization                     3,516              3,438
                                   ---------------  -----------------
                                            $7,846             $5,728
                                   ===============  =================

Amortization of deferred lease costs for the years ended December 31, 1996, 1995 and 1994 was $799, $731 and $434, respectively. Amortization of deferred financing costs for the years ended December 31, 1996, 1995 and 1994 was $953, $955 and $690, respectively. During 1996, the Company expensed the remaining unamortized financing costs totalling $831 related to debt extinguished with other current year borrowings. Such amount is shown as an extraordinary item in the accompanying consolidated statements of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

5.      LONG-TERM DEBT
Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                          1996              1995
                                                    ---------------  -----------------
8.75% Senior, unsecured notes, maturing March 2001          $75,000               $---
Mortgage notes with fixed interest at:
     8.92%, maturing January 2002                            48,817             49,435
     8.625%, maturing September 2000                         10,412             10,657
     9.77%, maturing April 2005                              15,975             16,131
Revolving lines of credit with variable interest
rates ranging from either prime less .25% to prime
or LIBOR plus 1.50% to LIBOR plus 1.80%                      27,800             80,526
                                                           $178,004           $156,749
                                                    ===============  =================

Maturities of the existing long-term debt are as follows:

                                                       %

1997                               $1,153              1
1998                               13,561              8
1999                               16,880              9
2000                               10,567              6
2001                               76,184             43
Thereafter                         59,659             33
                                 $178,004            100
                            =============  =============

The Company maintains revolving lines of credit which provide for borrowing up to $90,000. The agreements expire at various times through 1999. Interest is payable based on alternative interest rate bases at the Company's option. Amounts available under these facilities at December 31, 1996 totalled $62,200. Certain of the Company's properties, which had a net book value of approximately $141,640 at December 31, 1996, serve as collateral for the fixed rate mortgages and revolving lines of credit.

The credit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends will not exceed 95% of funds from operations, as defined in the agreements, on a cumulative basis. All three existing fixed rate mortgage notes contain prepayment penalty clauses.

6.  DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for trading purposes. The cost of these agreements are included in deferred financing costs and are being amortized on a straight-line basis over the life of the agreements.

In October 1995, the Company entered into an interest rate swap, at no cost to the Company, effective through October 1998 with a notional amount of $10,000 which fixed the 30 day LIBOR index at 5.99%. The impact of this agreement,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


together with an interest rate swap agreement which expired during 1996, reduced mortgage interest expense by $88, $693 and $275 during 1996, 1995 and 1994.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1996, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $179,636. The estimated fair value of the interest rate swap agreement at December 31, 1996, as determined by the issuing financial institution, was an unrealized loss of approximately $23.

7.  SHAREHOLDERS' AND PARTNERSHIP EQUITY
On June 4, 1993, the Company completed an initial public offering of 4,857,796 shares of $.01 par value Common Stock. The net proceeds totalled approximately $91,916 and were contributed to the Operating Partnership in exchange for units in the Operating Partnership equivalent to the number of shares issued in the offering.

On December 9, 1993, the Company sold 3,000,000 Depositary Shares, each representing 1/10 of a share of Series A Cumulative Convertible Redeemable Preferred Shares, at $25 per share. Proceeds from this offering, net of underwriters discount and estimated offering expenses, totalled $70,800 and were contributed to the Operating Partnership in return for preferred general partnership Units. The Preferred Shares have a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate per Depositary Share equal to the greater of (i) $1.575 per year or (ii) the dividends on the Common Stock or portion thereof, into which a depositary share is convertible. The Preferred Shares rank senior to the Common Stock in respect of dividend and liquidation rights.

The Preferred Shares are convertible at the option of the holder at any time into shares of Common Stock of the Company at a rate equivalent to .901 shares of Common Stock for each Depositary Share (equivalent to a conversion price of $27.75 per share of Common Stock). At December 31, 1996, 958,835 shares of Common Stock were reserved for the conversion of preferred Depositary Shares. The Preferred Shares and the related Depositary Shares are not redeemable prior to December 15, 1998. On and after December 15, 1998, the Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

As of December 31, 1996, the ownership interests of the Operating Partnership consisted of 6,602,510 general partnership Units held by the Company, 106,419 preferred general partnership Units (which are convertible into approximately 958,835 general partnership Units) held by the Company and 3,033,305 limited partnership Units held by the Tanger Family Limited Partnership. The limited partner's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for shares of the Company's common stock. Preferred Units are automatically converted into general partnership Units to the extent of any conversion of Series A Preferred Shares of the Company into common shares of the Company.

8.  EMPLOYEE BENEFIT PLANS

The Company has a non-qualified and incentive stock option plan ("The 1993 Stock Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The 1993 Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for Common Stock. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with SFAS #123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                               1996             1995
                                          --------------  ---------------
Net income:         As reported                  $11,191          $11,218
                    Pro forma                    $11,114          $11,207
Primary EPS:        As reported                    $1.37            $1.36
                    Pro forma                      $1.36            $1.36

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The Company may issue up to 1,000,000 shares under The 1993 Stock Option Plan and The 1993 Unit Option Plan. The Company has granted 916,550 options, net of options forfeited, through December 31, 1996. Under both plans, the option exercise price is determined by the Stock and Unit Option Committee of the Board of Directors. Non-qualified stock and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

A summary of the status of the Company's two plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                                1996                         1995                          1994
                                               ------                       ------                        -----
                                                     Wtd Avg                        Wtd Avg                      Wtd Avg
                                        Shares       Ex Price        Shares        Ex Price        Shares       Ex Price
                                     ------------  ------------ ---------------- -------------  ------------- -------------
Outstanding at beginning of year          680,650        $23.58          546,000        $23.57        403,000        $22.50
Granted                                   237,700         24.29          154,550         23.50        143,000         26.63
Exercised                                     ---           ---             (600)        22.50            ---           ---
Forfeited                                  (2,400)        23.59          (19,300)        22.70            ---           ---
Outstanding at end of year                915,950        $23.77          680,650        $23.58        546,000        $23.57
                                     ------------  ------------ ---------------- -------------  ------------- -------------
Exercisable at end of year                320,410        $23.31          184,700        $23.11         80,600        $22.50
Weighted average fair value of
   options granted                          $2.56                          $2.18                          N/A

Options outstanding at December 31, 1996 have exercise prices between $22.50 and $31.25, with a weighted average exercise price of $23.31 and a weighted average remaining contractual life of 7.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected dividend yields of 8%; expected lives ranging from 5 years to 7 years; expected volatility 20%; and risk-free interest rates ranging from 5.6% to 6.75% in 1996 and from 5.8% to 5.9% in 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Unamortized stock compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was $533 and $871 at December 31, 1996 and 1995. Compensation expense recognized during 1996, 1995 and 1994 was $338, $334 and $342, respectively.

During 1994, the Company established a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all officers and employees of the Company. The 401(k) Plan permits employees of the Company, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by the Company at a rate of compensation deferred to be determined annually at the Company's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment.

9.  LEASE AGREEMENTS
The Company is the lessor of a total of 916 stores in 27 factory outlet centers, under operating leases with initial terms that expire from 1997 to 2014. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancelable operating leases as of December 31, 1996 are as follows:


1997                                $49,125
1998                                 44,768
1999                                 39,219
2000                                 30,050
2001                                 21,863
Thereafter                           41,516
                                   $226,541
                            ===============

10.     COMMITMENTS
The Company purchased the rights to lease land on which two of the outlet centers are situated for $1,520. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $419 and $371 at December 31, 1996 and 1995, respectively. The annual rental payments for these leases aggregated $315, $312 and $231 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum lease payments for the next five years and thereafter are as follows:


1997                                   $318
1998                                    321
1999                                    338
2000                                    351
2001                                    354

Thereafter                           26,166
                                    $27,848
                            ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.     RELATED PARTY INFORMATION
Vernon, Vernon, Wooten, Brown, Andrews & Garrett, P.A., a law firm in which a partner served on the Company's Board of Directors from June 1993 to December 1994, provides legal services to the Company. During 1994, the Company paid approximately $1,523 for these services.

12.     ACQUISITION
On October 19, 1994, the Company completed its acquisition of the assets of MillStream Factory Shops, a factory outlet center in Lancaster, Pennsylvania, for an aggregate purchase price of $23,800. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the consolidated results of operations since the acquisition date.

Pro forma total revenues, net income and net income per share for the year ended December 31, 1994, which reflect adjustments to present the historical information as if the acquisition had occurred as of the beginning of the respective period, were $48,833, $11,035 and $1.29, respectively. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the respective period, nor does it purport to represent the results of operations for future periods.

13.     SUPPLEMENTARY INCOME STATEMENT INFORMATION
The following amounts are included in operating and maintenance expense for the years ended December 31:

                                       1996            1995           1994
                                  -------------  ---------------  ------------
Advertising and promotion                $7,691           $8,884        $5,769
Common area maintenance                   6,681            5,960         4,079
Real estate taxes                         4,699            3,483         2,210
Other operating expenses                  4,488            4,140         3,442
                                        $23,559          $22,467       $15,500
                                  =============  ===============  ============

14.     SUBSEQUENT EVENT
On February 28, 1997, the Company completed its acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, for an aggregate purchase price of $18,000. The acquisition will be accounted for using the purchase method whereby the purchase price will be allocated to assets acquired based on fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


15.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

       1996 QUARTER                                            FIRST           SECOND             THIRD             FOURTH
                                                      -------------- ---------------- -----------------  -----------------
       Total revenues                                        $18,123          $18,189           $19,453            $19,735
       Income before minority interest and
          extraordinary item                                   3,910            3,591             4,083              4,593
       Income before extraordinary item                        2,849            2,634             2,964              3,305
       Net income                                              2,288            2,634             2,964              3,305
       Per Share:
          Income before extraordinary item                       .35              .32               .37                .42
          Net income                                             .26              .32               .37                .42
                                                      -------------- ---------------- -----------------  -----------------


       1995 QUARTER                                            First           Second             Third             Fourth
                                                      -------------- ---------------- -----------------  -----------------
       Total revenues                                        $15,760          $17,235           $17,768            $17,841
       Income before minority interest                         3,744            3,525             3,847              4,236
       Net income                                              2,748            2,597             2,808              3,065
       Net income per share                                      .33              .31               .34                .39
                                                      -------------- ---------------- -----------------  -----------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


     Our report on the consolidated financial statements of Tanger Factory Outlet Centers, Inc. and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Greensboro, North Carolina
January 27, 1997, except for Note 14,
which is dated February 28, 1997

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (Amounts in thousands)

                                                                                       Costs Capitalized
                                                                                     Depreciation in Income
         Description                                     Initial Cost to Company        (Improvements)
--------------------------------------                  -------------------------- ---------------------------
Outlet Center                                                           Building                 Building
Name              Location             Encumbrances         Land       & Fixtures       Land     & Fixtures
----------------  -------------------- ---------------- ------------  ------------ ---------  ----------------
Barstow           Barstow, CA                     $ ---       $3,941       $12,533     $ ---             $883
Boaz              Boaz, AL                        1,550          616         2,195       ---              864
Bourne            Bourne, MA                        ---          899         1,361       ---              185
Branch            N. Branch, MN                     ---          423         5,644       249            2,408
Branson           Branson, MO                     5,425        4,557        25,040       ---            3,086
Casa Grande       Casa Grande, AZ                   ---          753         9,091       ---            1,138
Clover            North Conway, NH                  ---          393           672       ---               49
Commerce I        Commerce, GA                   10,412          755         3,511       492            5,121
Commerce II       Commerce, GA                      ---        1,299        14,046       541            2,554
Gonzales          Gonzales, LA                    4,650        1,011        16,165        10            3,247
Kittery-I         Kittery, ME                     6,053        1,242         2,961       229            1,150
Kittery-II        Kittery, ME                       ---          921         1,835       530              219
Lancaster         Lancaster, PA                  15,975        3,691        19,907       ---            2,225
Lawrence          Lawrence, KS                      ---        1,013         5,542       439              681
LL Bean           North Conway, NH                  ---        1,894         3,351       ---              128
Locust Grove      Locust Grove, GA                  ---        2,609        11,801       ---            6,928
Manchester        Manchester, VT                    ---          500           857       ---               66
Martinsburg       Martinsburg, WV                   ---          800         2,812       ---            1,252
McMinnville       McMinnville, OR                   ---        1,071         8,162         5              517
Pigeon Forge      Pigeon Forge, TN                  ---          299         2,508       ---              953
Riverhead         Riverhead, NY                     ---          ---        36,374        --              190
Riverhead II      Riverhead, NY                     ---         5191        14,837       ---              ---
San Marcos        San Marcos, TX                 10,349        2,012         9,440        17            5,869
Seymour           Seymour, IN                     8,299        1,794        13,249       ---               92
Stroud            Stroud, OK                      3,875          446         7,048       ---            4,734
Terrell           Terrell, TX                       ---          805        13,432       ---            3,905
West Branch       West Branch, MI                 6,932          350         3,428       120            3,250
Williamsburg      Williamsburg, IA               17,184          706         6,781       716            8,745
Totals                                          $90,704      $39,991      $254,583    $3,348          $60,439
================  ==================== ================ ============  ============ =========  ===============


                                        Gross Amount Carried at Close of Period                                 Life Used to
         Description                              12/31/96 (1)                                                    Compute
---------------------------             ----------------------------------------                                 Depreciation
Outlet Center                                      Building                         Accumulated    Date of       in Income
Name              Location              Land       & Fixtures              Total    Depreciation  Construction   Statement
---------------  ----------             ---------- -----------    -------------- ---------------  ------------ --------------
Barstow           Barstow, CA           $3,941         $13,416          $17,357          $1,350      1995            (2)
Boaz              Boaz, AL                 616           3,059            3,675           1,057      1988            (2)
Bourne            Bourne, MA               899           1,546            2,445             549      1989            (2)
Branch            N. Branch, MN            672           8,052            8,724           1,738      1992            (2)
Branson           Branson, MO            4,557          28,126           32,683           2,952      1994            (2)
Casa Grande       Casa Grande, AZ          753          10,229           10,982           2,601      1992            (2)
Clover            North Conway, NH         393             721            1,114             294      1987            (2)
Commerce I        Commerce, GA           1,247           8,632            9,879           2,526      1989            (2)
Commerce II       Commerce, GA           1,840          16,600           18,440             788      1995            (2)
Gonzales          Gonzales, LA           1,021          19,412           20,433           3,423      1992            (2)
Kittery-I         Kittery, ME            1,471           4,111            5,582           1,597      1986            (2)
Kittery-II        Kittery, ME            1,451           2,054            3,505             644      1989            (2)
Lancaster         Lancaster, PA          3,691          22,132           25,823           2,222      (3)             (2)
Lawrence          Lawrence, KS           1,452           6,223            7,675             978      1993            (2)
LL Bean           North Conway, NH       1,894           3,479            5,373           1,247      1988            (2)
Locust Grove      Locust Grove, GA       2,609          18,729           21,338           1,583      1994            (2)
Manchester        Manchester, VT           500             923            1,423             315      1988            (2)
Martinsburg       Martinsburg, WV          800           4,064            4,864           1,309      1987            (2)
McMinnville       McMinnville, OR        1,076           8,679            9,755           1,535      1993            (2)
Pigeon Forge      Pigeon Forge, TN         299           3,461            3,760           1,215      1988            (2)
Riverhead         Riverhead, NY            ---          36,564           36,564           3,551      1993            (2)
Riverhead II      Riverhead, NY          5,191          14,837           20,028             ---      (4)             (2)
San Marcos        San Marcos, TX         2,029          15,309           17,338           2,108      1993            (2)
Seymour           Seymour, IN            1,794          13,341           15,135           1,581      1994            (2)
Stroud            Stroud, OK               446          11,782           12,228           2,674      1992            (2)
Terrell           Terrell, TX              805          17,337           18,142           1,978      1994            (2)
West Branch       West Branch, MI          470           6,678            7,148           1,511      1991            (2)
Williamsburg      Williamsburg, IA       1,422          15,526           16,948           3,581      1991            (2)
Totals                                 $43,339        $315,022         $358,361         $46,907
================  ============================  ==============  =============== =============== ==============  ==============


     (1) Aggregate cost for federal income tax purposes is approximately $346,583,000.
     (2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
     (3) Acquired in October 1994.
     (4) Under construction at December 31, 1996.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                  SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                      For the Year Ended December 31, 1996
                             (Amounts in thousands)


The changes in total real estate for the three years ended December 31, 1996 are as follows:

                                                                  1994                1995                 1996
                                                          ------------------- ------------------- ---------------------
     Balance, beginning of year                                      $137,666            $292,406              $325,881
     Acquisition of real estate                                        23,598                 ---                   ---
     Improvements                                                     131,142              33,475                32,511
     Dispositions and other                                               ---                 ---                   (31)
     Balance, end of year                                            $292,406            $325,881              $358,361
                                                          =================== =================== =====================


The changes in accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                                                  1994                1995                 1996
                                                          ------------------- ------------------- ---------------------
     Balance, beginning of year                                       $10,436             $18,007               $31,458
     Depreciation for the period                                        7,571              13,451                15,449
     Dispositions and other                                               ---                 ---                   ---
     Balance, end of year                                             $18,007             $31,458               $46,907
                                                          =================== =================== =====================