Form 10-Q
period 1997-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 1997-05-08
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                        6,742,885 shares of Common Stock,
                  $.01 par value, outstanding as of May 1, 1997

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                    Page Number
Item 1.  Financial Statements (Unaudited)
           Consolidated Statements of Operations
                For the three months ended March 31, 1997 and 1996                                        3

           Consolidated Balance Sheets
                As of March 31, 1997 and December 31, 1996                                                4

           Consolidated Statements of Cash Flows
                For the three months ended March 31, 1997 and 1996                                        5

           Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       7



                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                                12

Signatures                                                                                               13


               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         1997             1996
                                                                                     ------------  -----------------
REVENUES
   Base rentals                                                                           $13,248            $12,295
   Percentage rentals                                                                         398                267
   Expense reimbursements                                                                   5,397              5,335
   Other income                                                                               182                226
                                                                                     ------------  -----------------
        Total revenues                                                                     19,225             18,123
                                                                                     ------------  -----------------
EXPENSES
   Property operating                                                                       5,625              5,804
   General and administrative                                                               1,524              1,403
   Interest                                                                                 3,822              3,063
   Depreciation and amortization                                                            4,289              3,943
                                                                                     ------------  -----------------
        Total expenses                                                                     15,260             14,213
                                                                                     ------------  -----------------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                                      3,965              3,910
Minority interest                                                                          (1,107)            (1,061)
                                                                                     ------------  -----------------
INCOME BEFORE EXTRAORDINARY ITEM                                                            2,858              2,849
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $270                                                           ---               (561)
                                                                                     ------------  -----------------
NET INCOME                                                                                 $2,858             $2,288
                                                                                     ============  =================

PER COMMON SHARE OUTSTANDING:
   Income before extraordinary item                                                          $.36               $.35
   Net income                                                                                $.36               $.26
                                                                                     ============  =================

DIVIDENDS PAID PER COMMON SHARE                                                              $.52               $.50
                                                                                     ============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                     MARCH 31,       DECEMBER 31,
                                                                                        1997             1996
                                                                                  --------------  -----------------
ASSETS
   Rental property, net                                                                  $336,425           $311,454
   Cash and cash equivalents                                                                2,515              2,585
   Deferred charges, net                                                                    7,456              7,846
   Other assets                                                                             9,482             10,253
                                                                                     ------------  -----------------
        TOTAL ASSETS                                                                     $355,878           $332,138
                                                                                   ==============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt                                                                        $203,650           $178,004
   Construction trade payables                                                              9,401              8,320
   Accounts payable and accrued expenses                                                    8,030              9,558
                                                                                     ------------  -----------------
        TOTAL LIABILITIES                                                                 221,081            195,882
                                                                                   --------------  -----------------
Commitments
Minority interest                                                                          25,156             25,599
                                                                                   --------------  -----------------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 90,839 and
      106,419 shares issued and outstanding at March 31, 1997 and
      December 31, 1996                                                                         1                  1
   Common shares, $.01 par value, 50,000,000 shares authorized, 6,742,885 and 6,602,510 shares issued and outstanding at March 31, 1997 and
      December 31, 1996                                                                        67                 66
   Paid in capital                                                                        121,441            121,384
   Distributions in excess of net income                                                  (11,868)           (10,794)
                                                                                     ------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY                                                        109,641            110,657
                                                                                   --------------  -----------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $355,878           $332,138
                                                                                   ==============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        1997              1996
                                                                                    ------------  --------------------
OPERATING ACTIVITIES
   Net income                                                                             $2,858                $2,288
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        4,289                 3,943
      Amortization of deferred financing costs                                               256                   219
      Minority interest                                                                    1,107                   791
      Loss on early extinguishment of debt                                                   ---                   831
      Straight-line base rent adjustment                                                    (132)                 (372)
      Compensation under Unit Option Plan                                                     84                    84
   Increase (decrease) due to changes in:
      Other assets                                                                         1,724                 2,184
      Accounts payable and accrued expenses                                               (1,528)                1,474
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,658                11,442
                                                                                    ------------  --------------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                                      (18,000)                  ---
   Additions to rental properties                                                        (10,396)               (8,879)
   Additions to deferred lease costs                                                        (442)                 (556)
                                                                                    ------------  --------------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (28,838)               (9,435)
                                                                                    ------------  --------------------
FINANCING ACTIVITIES
   Cash dividends paid                                                                    (3,932)               (3,780)
   Distributions to minority interest                                                     (1,576)               (1,517)
   Proceeds from notes payable                                                               ---                75,000
   Repayments on notes payable                                                              (279)                 (220)
   Proceeds from revolving lines of credit                                                41,375                16,676
   Repayments on revolving lines of credit                                               (15,450)              (88,202)
   Additions to deferred financing costs                                                     (28)               (3,136)
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            20,110                (5,179)
                                                                                    ------------  --------------------
Net decrease in cash and cash equivalents                                                    (70)               (3,172)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,585                 5,111
                                                                                    ------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $2,515                $1,939
                                                                                    ============  ====================

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 1997 and 1996 amounted to $9,401 and $7,226, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.      INTERIM FINANCIAL STATEMENTS

        The unaudited Consolidated Financial Statements of Tanger Factory Outlet Centers, Inc., a North Carolina corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commissions' ("SEC") rules and regulations and should be read in conjunction with the Financial Statements and Notes thereto of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.      ACQUISITIONS AND DEVELOPMENT OF RENTAL PROPERTIES

        On February 28, 1997, the Company completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, TN, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the consolidated results of operations since the acquisition date.

        During the quarter, construction continued on a 241,436 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. In addition, construction has also begun on a 26,815 expansion to the property in Lancaster, PA and construction has been approved by the Board of Directors on a 57,851 square foot expansion to the property in Commerce, GA.

        Construction in progress amounted to $25.9 million and commitments to complete construction of the expansions to the existing properties amounted to approximately $12.2 million at March 31, 1997. Commitments for construction represent only those costs contractually required to be paid by the Company.

        Interest costs capitalized during the three months ended March 31, 1997 and 1996 amounted to $401,000 and $290,000, respectively.

3.      ACCUMULATED DEPRECIATION

        Accumulated depreciation at March 31, 1997 and December 31, 1996 was $50,933,000 and $46,907,000, respectively.

4.      INCOME PER SHARE

        Income per share is computed by dividing income, less applicable preferred dividends of $412,000 and $647,000 and for the three months ended March 31, 1997 and 1996, by the weighted average number of common shares outstanding (6,705,969 and 6,291,281 for the three months ended March 31, 1997 and 1996). Options outstanding are not included since their inclusion would not be materially dilutive. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a common share.

        In February 1997, the Financial Accounting Standards Board issued SFAS #128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per share by replacing primary income per share with basic income per share. Basic income per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average common shares outstanding during the period. Fully diluted income per share will now be called diluted income per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per share data. The adoption of this standard by the Company will have no impact on the historical reported income per share amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per share computations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS

The discussion below contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Company may be unable to renew or re-lease a significant amount of available space on economically favorable terms.

OVERVIEW

The discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of the Company's results of operations reported in the Consolidated Statements of Operations compares the three months ended March 31, 1997 with the three months ended March 31, 1996. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy during each period shown since GLA is not reduced when original occupied space subsequently becomes vacant.

The Company continues to grow principally through acquisitions, new development and expansions of factory outlet centers. On February 28, 1997, the Company completed the acquisition of the Five Oaks Factory Stores center located in Sevierville, TN, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. Also during the quarter, construction continued on a 241,436 square foot expansion in Riverhead, NY, and stores began opening in late April 1997. In addition, construction has also begun on a 26,815 expansion to the property in Lancaster, PA and construction has been approved by the Board of Directors on a 57,851 square foot expansion to the property in Commerce, GA.

A summary of the operating results for three months ended March 31, 1997 and 1996, calculated on a weighted average GLA basis, is presented in the following table.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1997                1996
                                                                       ----------------------------
GLA at end of period (000's)                                                3,865              3,572
Weighted Average GLA (000's) (a)                                            3,781              3,542
Outlet centers in operation                                                    28                 27
New centers acquired                                                            1                ---
New centers opened                                                            ---                ---
Centers expanded                                                              ---                  1
States operated in at end of period                                            22                 22

      Per square foot
Revenues
      Base rentals                                                          $3.50              $3.47
      Percentage rentals                                                      .11                .08
      Expense reimbursements                                                 1.43               1.51
      Other income                                                            .05                .06
                                                                       -----------------------------
         Total revenues                                                      5.09               5.12
                                                                       -----------------------------

Expenses
      Property operating                                                     1.49              1.64
      General and administrative                                              .40               .40
      Interest                                                               1.01               .86
      Depreciation and amortization                                          1.13              1.11
                                                                      -------------------------------
         Total expenses                                                      4.03              4.01
                                                                       -----------------------------

Income before minority interest and
       extraordinary item                                                   $1.06             $1.11
                                                                       =============================

(A)  GLA WEIGHTED BY MONTHS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

Base rentals increased $953,000, or 8%, in the 1997 period when compared to the same period in 1996 primarily as a result of a 7% increase in weighted average GLA and a 1% increase in average rent across the portfolio of properties.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $131,000, or 49%, in the 1997 period compared to the 1996 period due primarily to an increase in tenant sales. Total tenant sales for all centers increased approximately 17% during the 1997 period compared to the 1996 period and tenant sales for stores open the first quarter of 1997 and 1996 increased approximately 10%. Percentage rentals per weighted average GLA increased from $.08 per square foot in the 1996 period to $.11 per square foot in the 1997 period due to the increase in sales as well as to the dilutive effect on the 1996 amounts of the increase in additional square footage associated with the expansions during that period, since tenant sales at stores in their first year of operation often do not reach the breakpoint.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 92% in the 1996 period to 96% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses decreased by $179,000, or 3%, in the 1997 period as compared to the 1996 period and, on a weighted average GLA basis, decreased 9% to $1.49 from $1.64 per square foot. The decreases are primarily due to reductions in advertising and promotional expenses incurred during the first three months in 1997 compared to the first three months in 1996.

Interest expense increased $759,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $1.11 per square foot to $1.13 per square foot.

The extraordinary item for the three months ended March 31, 1996 represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Company's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.8 and $11.4 million for the three months ended March 31, 1997 and 1996, respectively. The decrease of $3.6 million was primarily due to the timing of the Company's semiannual interest payment on the senior unsecured notes issued in March 1996 with payments due in March and September of each year. Net cash used in investing activities increased $18.5 million the first three months of 1997 compared to the first three months of 1996 due primarily to the acquisition of the outlet center in Sevierville, Tennessee. Net cash from financing activities increased $25.3 million as a result of the incremental financing used for the acquisition in addition to an increase in construction activity during the 1997 period compared to the 1996 period primarily for the continued construction of the Riverhead expansion.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. Currently, two expansions totalling 268,251 square feet are under construction and an additional 57,851 square feet has been approved by the Board of Directors for construction to begin . Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Company) amounted to $12.2 million at March 31, 1997.

The Company also is in the process of developing plans for additional expansions in 1997 and beyond and new centers for completion in 1998 and beyond and will consider other acquisitions that are suitable for its portfolio. For example, the Company is in the preleasing stages for future centers at four potential sites located in Concord, North Carolina (Charlotte), Romulus, Michigan (Detroit), Ashburn, Virginia (Washington, D.C.) and an additional center in Sevierville, Tennessee (the Great Smoky Mountains). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any acquisitions will be made or that any development, expansion or acquisition will result in an advantageous return on investment.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company has an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Company maintains revolving lines of credit which provide for borrowings of up to $90.0 million, of which $36.3 million was available for additional borrowings as of March 31, 1997. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1997.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Company receives most of its rental payments on a monthly basis, distributions are made quarterly. Amounts accumulated for distribution will be used to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the Company's debt agreements or instruments limit the payment of dividends such that dividends will not exceed funds from operations ("FFO"), as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

On April 10, 1997, the Board of Directors of the Company declared a $.55 cash dividend per common share payable on May 15, 1997 to each shareholder of record on April 25, 1997, and caused a $.55 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.4955 per preferred depositary share payable on May 15, 1997 to each shareholder of record on April 25, 1997. Both dividends represent a 5.8% increase from the quarterly distributions previously paid to holders of shares and Operating Partnership units.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS #128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per share by replacing primary income per share with basic income per share. Basic income per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average common shares outstanding during the period. Fully diluted income per share will now be called diluted income per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per share data. The adoption of this standard by the Company will have no impact on the historical reported income per share amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per share computations.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the unaudited consolidated financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary item and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs. Below is a computation of FFO for the three months ended March 31, 1997 and 1996.


                                                                              (IN THOUSANDS)
                                                                    ----------------------------------
THREE MONTHS ENDED MARCH 31,                                             1997              1996
                                                                    --------------  ------------------
Income before minority interest and extraordinary item                      $3,965              $3,910
Adjusted for:
   Depreciation and amortization uniquely significant
        to real estate                                                       4,237               3,910
                                                                    --------------  ------------------
Funds from operations before minority interest                              $8,202              $7,820
                                                                    ==============  ==================
Weighted average shares outstanding(1)                                      10,667              10,606
                                                                    ==============  ==================

(1) ASSUMES CONVERSION OF ALL PARTNERSHIP UNITS HELD BY THE MINORITY INTEREST AND PREFERRED SHARES TO COMMON SHARES.

ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Company's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Company to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Company believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages, mitigate the Company's exposure to interest rate risk on approximately 78% of total debt outstanding as of March 31, 1997.

Approximately 240,000 square feet of space is currently up for renewal or re-tenanting in 1997. Existing tenants' sales have remained stable and renewals to existing tenants have remained strong. In addition, the Company has continued to attract and retain additional tenants. However, as typical in the factory outlet industry, certain tenants have either filed for protection under bankruptcy laws or have elected to close some or all of their stores, resulting in approximately a 2% decrease in occupancy to 97% since year end. Although there can be no assurance that any tenant whose lease expires will renew such lease or that terminated leases will be re-leased on economically favorable terms, management currently does not expect any material adverse impact as a result of these leases up for renewal, bankruptcy filings or notices of store closings. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks.

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

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TANGER FACTORY OUTLET CENTERS, INC.




                         By:        /s/  FRANK C. MARCHISELLO, JR.
                                         Frank C. Marchisello, Jr.
                                         Vice President, Chief Financial Officer






DATE:  May 6, 1997