Form 10-Q
period 1997-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 1997-11-05
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ___________

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from___________ to _________

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

                                     ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                        ___        _____

                     7,844,886 shares of Common Stock, $.01
                  par value, outstanding as of October 31, 1997

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                                                    Page Number
Item 1.  Financial Statements (Unaudited)


           Consolidated Statements of Operations
                For the three and nine months ended September 30, 1997 and 1996                           3

           Consolidated Balance Sheets
                As of September 30, 1997 and December 31, 1996                                            4

           Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1997 and 1996                                     5

           Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                       8



                                             Part II. Other Information

Item 1.  Legal proceedings                                                                               15

Item 6.  Exhibits and Reports on Form 8-K                                                                15

Signatures                                                                                               16




               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,

                                                        1997          1996       1997          1996
                                                       ---------    --------   ---------      -------

REVENUES

   Base rentals                                         $ 14,404    $ 12,779    $ 41,362    $ 37,497
   Percentage rentals                                        779         566       1,482       1,164
   Expense reimbursements                                  6,200       5,901      17,799      16,446
   Other income                                              274         207         695         658
                                                        --------    --------    --------    --------
        Total revenues                                    21,657      19,453      61,338      55,765
                                                        --------    --------    --------    --------
EXPENSES

   Property operating                                      6,584       6,372      18,732      17,737
   General and administrative                              1,500       1,365       4,528       4,036
   Interest                                                4,414       3,614      12,193      10,282
   Depreciation and amortization                           4,790       4,178      13,694      12,285
                                                        --------    --------    --------    --------
        Total expenses                                    17,288      15,529      49,147      44,340
                                                        --------    --------    --------    --------
Income before gain on sale of land, minority
   interest and extraordinary item                         4,369       3,924      12,191      11,425

Gain on sale of land                                        --           159        --           159
                                                        --------    --------    --------    --------
Income before minority interest and
   extraordinary item                                      4,369       4,083      12,191      11,584
Minority interest                                         (1,207)     (1,119)     (3,357)     (3,137)
                                                        --------    --------    --------    --------
Income before extraordinary item                           3,162       2,964       8,834       8,447

Extraordinary item - Loss on early extinguishment
   of debt, net of minority interest of $270                --          --          --          (561)
                                                        --------    --------    --------    --------
Net income                                              $  3,162    $  2,964    $  8,834    $  7,886
                                                        ========    ========    ========    ========

Per common share outstanding:
   Income before extraordinary item                     $    .40    $    .37    $   1.11    $   1.03
   Net income                                                .40         .37        1.11         .94
                                                        ========    ========    ========    ========

Dividends paid per common share                         $    .55    $    .52    $   1.62    $   1.54
                                                        ========    ========    ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)



                                                     September 30,  December 31,
                                                          1997           1996
                                                     -----------     ----------

ASSETS

   Rental property, net                                   $ 382,737    $ 311,454
   Cash and cash equivalents                                  3,358        2,585
   Deferred charges, net                                      7,546        7,846
   Other assets                                              11,393       10,253
                                                         -------------  --------
        Total assets                                      $ 405,034    $ 332,138
                                                          =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

   Long-term debt                                         $ 218,398    $ 178,004

   Construction trade payables                               19,160        8,320

   Accounts payable and accrued expenses                      8,418        9,558
                                                          ---------    ---------

        Total liabilities                                   245,976      195,882
                                                          ---------    ---------

Commitments

Minority interest                                            24,120       25,599
                                                          =========     ========


Shareholders' equity

   Preferred shares, $.01 par value, 1,000,000 shares
    authorized, 90,789  and 106,419 shares issued and
    outstanding at  September 30, 1997 and
    December 31, 1996                                             1            1


   Common shares, $.01 par value, 50,000,000 shares
    authorized,   7,763,985 and 6,602,510 shares
    issued and outstanding at September 30, 1997
    and December 31, 1996                                        77           66

   Paid in capital                                          149,069      121,384

   Distributions in excess of net income                    (14,209)     (10,794)
                                                          ---------    ---------

        Total shareholders' equity                          134,938      110,657
                                                          ---------    ---------

             Total liabilities and shareholders' equity   $ 405,034    $ 332,138
                                                          =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Nine Months Ended
                                                                                September 30,

                                                                             1997                1996
                                                                             -----               -----
OPERATING ACTIVITIES

   Net income                                                               $8,834               $7,886

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         13,694               12,285
      Amortization of deferred financing costs                                 780                  694
      Minority interest                                                      3,357                2,867
      Loss on early extinguishment of debt                                     ---                  831
      Gain on sale of land                                                     ---                (159)
      Straight-line base rent adjustment                                     (328)                (946)
      Compensation under Unit Option Plan                                      253                  254
   Increase (decrease) due to changes in:
      Other assets                                                           (107)                  984
      Accounts payable and accrued expenses                                (1,140)                3,357
                                                                           --------             --------
           Net cash provided by operating activities                        25,343               28,053
                                                                           --------             --------
 INVESTING ACTIVITIES
   Acquisition of rental properties                                       (37,500)                  ---
   Additions to rental properties                                         (36,231)             (26,815)
   Additions to deferred lease costs                                       (1,489)              (1,275)
   Proceeds from sale of land                                                  ---                  174
                                                                           --------           ---------
       Net cash used in investing activities                              (75,220)             (27,916)
                                                                          ---------           ---------
FINANCING ACTIVITIES
   Net proceeds from issuance of common shares                              27,038                  ---
   Cash dividends paid                                                    (12,249)             (11,644)
   Distributions to minority interest                                      (4,914)              (4,672)
   Proceeds from notes payable                                                 ---               75,000
   Repayments on notes payable                                               (856)                (747)
   Proceeds from revolving lines of credit                                 107,050               51,026
   Repayments on revolving lines of credit                                (65,800)            (107,927)
   Additions to deferred financing costs                                     (102)              (3,440)
   Proceeds from exercise of unit options                                      483                  ---
                                                                           --------            --------

           Net cash provided by (used in) financing activities              50,650              (2,404)
                                                                          ---------           ---------
Net increase (decrease) in cash and cash equivalents                           773              (2,267)
Cash and cash equivalents, beginning of period                               2,585                5,111
                                                                          ---------           ---------
Cash and cash equivalents, end of period                                    $3,358               $2,844
                                                                          ========            =========



The accompanying notes are an integral part of these consolidated financial statements.
                                       5

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.  Interim Financial Statements

    The unaudited consolidated financial statements of Tanger Factory Outlet Centers, Inc., (the "Company"), have been prepared pursuant to the
    Securities and Exchange Commission's ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

    The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.   Acquisition and Development of Rental Properties

    On February 28, 1997, the Company completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. On September 30, 1997, the Company acquired Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, containing approximately 98,000 square feet, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, containing approximately 82,000 square feet, for an aggregate purchase price of $19.5 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the consolidated results of operations since the acquisition date.

    During the first nine months, construction was substantially completed on a 241,820 square foot expansion in Riverhead, NY, and a 26,111 square foot expansion in Lancaster, PA. Construction has also begun on properties in Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet) as well as a further expansion in Riverhead, NY (60,000 square feet).

    Construction in progress amounted to $17.8 million and commitments to complete construction of expansions to existing properties amounted to approximately $6.8 million at September 30, 1997. Commitments for construction represent only those costs contractually required to be paid by the Company.

    Interest costs capitalized during the three months ended September 30, 1997 and 1996 amounted to $399,000 and $278,000, respectively, and during the nine months ended September 30, 1997 and 1996 amounted to $1,451,000 and $734,000, respectively.

3.  Accumulated Depreciation

    Accumulated depreciation at September 30, 1997 and December 31, 1996 was approximately $59,722,000 and $46,907,000 respectively.

4.      Common Shares

        On September 24, 1997, the Company completed a public offering of 1,000,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $27.0 million. Subsequently, on October 15, 1997, the Company issued an additional 80,000 Common Shares pursuant to an over-allotment option granted to the underwriters and received net proceeds of approximately $2.2 million. The net proceeds, which were contributed to the Company's majority owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership") in exchange for 1,080,000 partnership units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

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


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,

                                    1997       1996            1997        1996
                                 ----------   ----------   ----------   ----------

Applicable preferred dividends   $  450,000   $  602,000   $1,358,000   $1,885,000

Weighted average shares           6,818,959    6,402,998    6,756,073    6,371,404
                                 ==========   ==========   ==========   ==========



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

6.      Supplemental schedule of non-cash investing activities

         The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 1997 and 1996 amounted to $19,160,000 and $6,424,000, respectively.

7.       Subsequent Events

         On October 24, the Operating Partnership issued $75 million of senior, unsecured notes, maturing October 24, 2004, with a coupon rate of 7.875%. The notes were priced at 99.799% of par with a yield to investors of 7.913%. The net proceeds were used to repay substantially all amounts outstanding under its existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under existing shelf registration statements of $200 million.

         In anticipation of the offering of the senior, unsecured notes, the Company entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000,000. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Company received $714,000 in proceeds. Such amount will be amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.


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

The discussion of the Company's results of operations reported in the Consolidated Statements of Operations compares the three and nine months ended September 30, 1997 with the three and nine months ended September 30, 1996. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development and expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy during each period shown since GLA is not reduced when original occupied space subsequently becomes vacant.

The Company continues to grow principally through acquisitions, new development and expansions of factory outlet centers. On February 28, 1997, the Company completed the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, containing approximately 123,000 square feet, for an aggregate purchase price of $18 million. On September 30, 1997, the Company acquired Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, containing approximately 98,000 square feet, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, containing approximately 82,000 square feet, for an aggregate purchase price of $19.5 million.

During the first nine months, construction was substantially completed on a 241,820 square foot expansion in Riverhead, NY, and a 26,111 square foot expansion in Lancaster, PA. Construction has also begun on properties in Commerce, GA (61,000 square feet); Sevierville, TN (50,000 square feet) and San Marcos, TX (23,000 square feet) as well as a further expansion in Riverhead, NY (60,000 square feet).

A summary of the operating results for the three and nine months ended September 30, 1997 and 1996, calculated on a weighted average GLA basis, is presented in the following table.

                                          Three Months Ended    Nine Months Ended
                                           September 30,          September 30,

                                         1997          1996        1997      1996
                                       ------        --------    --------   ------

GLA at end of period (000's)              4,289       3,718       4,289       3,718

Weighted Average GLA(a) (000's)           4,079       3,686       3,928       3,614

Outlet centers in operation                  30          27          30          27

New centers opened                          --          --          --          --

New centers acquired                          2         --             3          --

Centers expanded                              1           2           2           6
States operated in at end of period          23          22          23          22



     Per square foot

Revenues

     Base rent                             $ 3.53     $  3.47       $  10.53  $   10.38

     Percentage rentals                        .19         .15         .38         .32

     Expense reimbursements                   1.52        1.60        4.53        4.55

     Other income                              .07         .06         .18         .18
                                           --------   ---------   ---------   ---------
          Total revenues                      5.31        5.28       15.62       15.43
                                           ---------   ---------   ---------   ---------
Expenses

     Property operating                       1.61        1.73        4.77        4.91

     General and administrative                .37         .37        1.15        1.12

     Interest                                 1.08         .98        3.10        2.85

     Depreciation and amortization            1.17        1.13        3.49        3.40
                                           -------   ---------   ---------   ---------
          Total expenses                      4.23        4.21       12.51       12.28
                                           -------   ---------   ---------   ---------
Income before gain on sale of land,
     minority interest and
     extraordinary item                    $  1.08     $  1.07     $  3.11      $ 3.15
                                          =========   =========   =========   =========



(a) GLA weighted by months of operations


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Base rentals increased $1.6 million, or 13%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 11% increase in weighted average GLA. Base rentals increased approximately $200,000 due to the effect of a full year's operation of expansions completed in 1996 and approximately $1.4 million for new or acquired leases added during 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, operating, property tax, promotional and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 92% in the 1996 period to 94% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $212,000, or 3%, in the 1997 period as compared to the 1996 period but, on a weighted average GLA basis, decreased 7% to $1.61 from $1.73 per square foot. The decrease in cost per foot is due primarily to lower advertising and promotional expenses incurred during the 1997 period compared to the 1996 period.

Interest expense increased $800,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $1.13 per square foot to $1.17 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Base rentals increased $3.9 million, or 10%, in the 1997 period when compared to the same period in 1996 primarily as a result of the 9% increase in weighted average GLA. Base rent increased approximately $1.3 million due to the effect of a full year's operation of expansions completed in 1996 and approximately $2.4 for new or acquired leases added during 1997.

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

Property operating expenses increased by $995,000, or 6%, in the 1997 period as compared to the 1996 period. However, on a weighted average GLA basis, property operating expenses decreased to $4.77 from $4.91 per square foot. The decrease is primarily due to lower advertising and promotional expenses incurred in the 1997 period compared to the 1996 period.

Interest expense increased $1,911,000 during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings have increased principally to finance the acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers. Depreciation and amortization per weighted average GLA increased from $3.40 per square foot to $3.49 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

The extraordinary item in the 1996 period represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Company's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25.3 and $28.1 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $2.8 million was primarily due to the timing of the Company's semiannual interest payment on the senior unsecured notes issued in March 1996 with payments due in March and September of each year. Net cash used in investing activities increased $47.3 million the first nine months of 1997 compared to the first nine months of 1996 due primarily to the acquisitions of the outlet centers in Tennessee and North Carolina and the construction of the Riverhead and Lancaster expansions. Net cash from financing activities increased $53.1 million as a result of net proceeds from the Common Share offering and the incremental financing used for the acquisitions and the construction of the expansions.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. During the year, the Company has substantially completed expansions totaling approximately 268,000 square feet and has five expansions totaling approximately 194,000 square feet currently under construction (See "General Overview"). In addition, the Board of Directors has approved further expansions in Riverhead, NY (44,000 square feet) and Commerce, GA (33,000 square feet). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Company) amounted to $17.8 million at September 30, 1997.

The Company also is in the process of developing plans for additional expansions for completion in 1997 and beyond and new centers for completion in 1998 and beyond. For example, the Company is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or, expansion will result in accretive funds from operations. In addition, the Company regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company filed shelf registration statements with the SEC in November 1995 and March 1996 providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. On September 24, 1997, the Company completed a public offering of 1,000,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $27.0 million. Subsequently, on October 15, 1997, an additional 80,000 Common Shares were issued pursuant to an over-allotment option granted to the underwriters and the Company received net proceeds of approximately $2.2 million. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of senior, unsecured notes, maturing October 24, 2004, with a coupon rate of 7.875%. The net proceeds were used to repay substantially all amounts outstanding under the Company's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under shelf registration statements back to the original $200 million.

In anticipation of the offering of the senior, unsecured notes, the Company entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000,000. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Company received $714,000 in proceeds. Such amount will be amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

The Company maintains revolving lines of credit which provide for borrowings of up to $100.0 million, of which $31.0 million was available for additional borrowings as of September 30, 1997. Subsequent to September 30, 1997, the Company used the proceeds from the issuance of the senior unsecured notes to repay substantially all amounts outstanding under the lines of credit. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration statements, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1997 and 1998.

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

On October 9, 1997, the Board of Directors of the Company declared a $.55 cash dividend per common share payable on November 14, 1997 to each shareholder of record on October 24, 1997, and caused a $.55 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.4955 per preferred depositary share payable on November 14, 1997 to each shareholder of record on October 24, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS #128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of income per share by replacing primary income per share with basic income per share. Basic income per share will not include the effect of any potentially dilutive securities, as under the current accounting standard, and will be computed by dividing reported income available to common shareholders by the weighted average common shares outstanding during the period. Fully diluted income per share will now be called diluted income per share and will reflect the dilution of all potentially dilutive securities. Companies will be required to restate all prior period income per share data. The adoption of this standard by the Company will have no impact on the historical reported income per share amounts since the effect of potentially dilutive securities have been immaterial and, therefore, have been excluded from the historical income per share computations.
                                       13

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the unaudited consolidated financial statements included elsewhere in this report. Management generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs. Below is a computation of FFO for the three and nine months ended September 30, 1997 and 1996.




                                                   Three months ended     Nine months ended
                                                      September 30,         September 30,

                                                   ----------------     ----------------

                                                     1997      1996       1997    1996
                                                    --------  -------     ------ --------

                                                              (In thousands)

Income before minority interest and extraordinary   $ 4,369   $ 3,924   $12,191   $11,425
  item

Adjusted for:
   Depreciation and amortization uniquely
    significant to real estate                       4,745     4,132    13,556    12,171
                                                    -------   -------   -------  -------
Funds from operations before minority interest      $ 9,114   $ 8,056   $25,747   $23,596
                                                    =======   =======   =======   =======
Weighted average shares outstanding(1)               10,835    10,611    10,786    10,611
                                                    =======   =======   =======   =======

(1) Assumes conversion of all partnership units held by the minority interest and preferred shares to common shares.

ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Company's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Company to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Company believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company has an interest rate protection agreement which limits the effect of changes in interest rates on approximately $10 million of its floating rate debt through October 1998. This agreement, combined with the existing fixed rate mortgages and notes payable, mitigate the Company's exposure to interest rate risk on approximately 100% of total debt outstanding as of September 30, 1997, after giving effect to the $75 million offering of senior unsecured notes in October 1997.

Approximately 81,000 square feet of space is currently up for renewal during the remainder of 1997 and approximately 426,000 square feet will come up for renewal in 1998. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. Certain other tenants have, or may, from time to time, request reductions in rent to remain in operation. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, management may grant, from time to time, a tenant's request for rent reduction.

The Company's portfolio is currently 98% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Company has continued to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

Item 6.        Exhibits and Reports on Form 8-K
(a)   Exhibits

      None

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated September 23, 1997 to file certain exhibits related to its offering of 1,000,000 Common Shares on September 24, 1997.

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





DATE: November 4, 1997