Form 10-K
period 1997-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 1998-03-04
CIK 899715

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission file number 1-11986

                       TANGER FACTORY OUTLET CENTERS, INC.
             (Exact name of Registrant as specified in its charter)


        NORTH CAROLINA                                        56-1815473
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


       1400 WEST NORTHWOOD STREET                        (336) 274-1666
          GREENSBORO, NC 27408                   (Registrant's telephone number)
(Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of exchange on which registered
-------------------                     ------------------------------------
Common Shares, $.01 par value                  New York Stock Exchange

Series A Cumulative Convertible Redeemable
Preferred Shares, $.01 par value               New York Stock Exchange

                     -------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $193,306,000 based on the closing price on the New York Stock Exchange for such stock on February 26, 1998.

The number of Common Shares of the Registrant outstanding as of February 26, 1998 was 7,856,706.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 1998.

PART I

ITEM 1.   BUSINESS

THE COMPANY

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. According to Value Retail News, an industry publication, the Company is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1997, the Company owned and operated 30 factory outlet centers (the "Centers") with a total gross leasable area ("GLA") of approximately 4.6 million square feet. These centers were approximately 98% leased, contained over 1,210 stores and represented over 250 brand name companies as of such date.

The Centers are presently held by, and all of the Company's operations are conducted by, the Company's majority-owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"). Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

The Company is the sole managing general partner of the Operating Partnership and The Tanger Family Limited Partnership ("TFLP") is the sole limited partner. As of December 31, 1997, the ownership interests in the Operating Partnership (the "Units") consisted of 7,853,936 partnership Units and 90,689 preferred partnership Units (which are convertible into approximately 817,108 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner. The Units held by the limited partner are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, into Common Shares. See "Business-The Operating Partnership". Management of the Company beneficially owns approximately 27% of all outstanding Common Shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for Common Shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

Ownership of the Company's capital stock is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's Common Shares (including Common Shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding capital stock equal to at least 95% of its taxable income each year.

The Company's executive offices are located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and its telephone number is (336) 274-1666. The Company is a North Carolina corporation that was formed in March 1993.

RECENT DEVELOPMENTS

During 1997, the Company acquired three centers in resort areas totaling 302,554 square feet. Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, was acquired in February 1997 at a purchase price of $18 million. Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, were acquired in September 1997 for an aggregate purchase price of $19.5 million.

In addition, the Company has completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,979 square feet. A summary of the 1997 acquired centers and expansions is recapped below:

1997 DEVELOPMENT               Aggregate                 Open at
----------------                 Size                    12/31/97
                               (sq. ft.)                (sq. ft.)
                             -------------            --------------
ACQUISITIONS
   Sevierville, TN                 122,684                   122,684
   Blowing Rock, NC                 97,408                    97,408
   Nags Head, NC                    82,462                    82,462
                             -------------            --------------
                                   302,554                   302,554
                             -------------            --------------
EXPANSIONS
   Riverhead, NY                   345,164                   284,745
   Commerce, GA                     94,247                    58,455
   Sevierville, TN                  50,357                    25,060
   Lancaster, PA                    26,111                    23,434
   San Marcos, TX                   23,100                    11,000
                             -------------            --------------
                                   538,979                   402,694
                             -------------            --------------
                                   841,533                   705,248
                             =============            ==============

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond. Currently, the Company is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit) and for further expansions of four existing centers. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Company regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Company's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide an issuance capacity under shelf registration statements back to the original $100 million in equity securities and $100 million in debt securities.

In anticipation of offering the senior, unsecured notes due 2004, the Company entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million senior, unsecured note issuance, and, as a result of an increase in the US Treasury rate, the Company received $714,000 in proceeds. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

THE FACTORY OUTLET CONCEPT

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in factory outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer, and because factory outlet centers typically have lower operating costs than other retailing formats. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

The Company's factory outlet centers range in size from 8,000 to 631,359 square feet of GLA and are typically located at least 10 miles from downtown areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Company's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways to provide accessibility and visibility to potential customers.

Management believes that factory outlet centers continue to present attractive opportunities for capital investment by the Company, particularly with respect to strategic expansions of existing centers. Management believes that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. Management further believes, based upon its contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Thus, the Company believes that its commitment to developing and expanding factory outlet centers is justified by the potential financial returns on such centers.

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

As of December 31, 1997, the Company had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, Off 5th- SAKS Fifth Avenue Outlet Store, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Company are directly operated by the respective manufacturer. During 1997, the Company added approximately 55 new national designers and brand name companies to its tenant base.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1997 and 1996. During 1995, one tenant (including affiliates) accounted for approximately 10% of combined base and percentage rental revenues. As of February 1, 1998, the Company's largest tenant accounted for approximately 6.8% of its GLA. Because the typical tenant of the Company is a large, national manufacturer, the Company has not experienced any material problems with respect to rent collections or lease defaults.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 96% of the Company's total revenues in 1997. Percentage rental revenues accounted for approximately 3% of 1997 revenues. As a result, only a small portion of the Company's revenues are dependent on contingent revenue sources, such as percentage rents, which fluctuate depending on tenant's sales performance.

BUSINESS HISTORY

Stanley K. Tanger, the Company's founder, Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding the Company, Stanley K. Tanger and his son, Steven B. Tanger, the Company's President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc. ("Tanger/Creighton"), which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton's factory outlet stores, the Tangers recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

From 1981 to June of 1993, the Tangers developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since its IPO, the Company has developed nine Centers and acquired four Centers and, together with expansions of existing Centers, added approximately 3.1 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1997 to 30 Centers totaling approximately 4.6 million square feet of GLA.

BUSINESS AND OPERATING STRATEGY

The Company intends to increase its cash flow and the value of its portfolio over the long-term by continuing to own, manage, acquire, develop, and expand factory outlet centers. The Company's strategy is to increase revenues through new development, selective acquisitions and expansions of factory outlet centers while minimizing its operating expenses by designing low maintenance properties and achieving economies of scale. In connection with the ownership and management of its properties, the Company places an emphasis on regular maintenance and intends to make periodic renovations as necessary. In addition, the Company will seek to maintain high occupancy rates and increasing rental revenues with a tenant base of nationally recognized brand name tenants.

The Company typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to a highway with a traffic count of at least 35,000 cars per day. The Company will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Company's current goal is to target sites that are large enough to construct centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Company will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Future phases have historically been less expensive to build than the first phase because the Company generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

The Company generally preleases at least 50% of the space in each center prior to acquiring the site and beginning construction. Historically, the Company has not begun construction until it has obtained a significant amount of signed leases. Typically, construction of a new factory outlet center has taken the Company four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

CAPITAL STRATEGY

The Company's capital strategy is to maintain a strong and flexible financial position by: (1) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating interest rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio (defined as annual distributions as a percent of funds from operations ("FFO" - See discussion of FFO below) for such year).

FFO and EBITDA are widely accepted financial indicators used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. FFO is generally defined as net income
(loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. EBITDA is generally defined as earnings before minority interest, interest expense, income taxes, depreciation and amortization. The Company cautions that the calculations of FFO and EBITDA may vary from entity to entity and as such the presentation of FFO and EBITDA by the Company may not be comparable to other similarly titled measures of other reporting companies. Neither FFO nor EBITDA represent net income or cash flow from operations as defined by generally accepted accounting principles and neither should be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO and EBITDA are not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

The Company has successfully increased its dividend each of its first four years as a public company. At the same time, the Company has reduced its payout ratio in each of those years. The distribution payout ratio for the year ended December 31, 1997 was 67%. As a result, the Company retained approximately $11 million of its 1997 FFO. A low distribution payout ratio policy allows the Company to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties.

The Company's ratio of EBITDA to Annual Service Charge (defined as the amount which is expensed or capitalized for interest on debt, excluding amortization of deferred finance charges) was a strong 3.0 for the year ended December 31, 1997. The Company's ratio of debt to total market capitalization (defined as the value of the Company's outstanding Common Shares on a fully diluted basis after giving effect to the conversion or exchange of outstanding partnership Units in the Operating Partnership held by TFLP and the Series A Preferred Shares, plus total consolidated debt) at December 31, 1997 was approximately 39% (assuming a value for the Common Shares of the Company at December 31, 1997 of $30.5625 per share).

During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Company's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide, under shelf registration statements, for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities.

At December 31, 1997, the Company had revolving lines of credit with a borrowing capacity of up to $125 million, of which $120 million was available for additional borrowings. Based on the $5 million in variable rate debt outstanding at December 31, 1997, the Company had an insignificant amount of exposure to interest rate risk at year end. Also, with additional unsecured borrowings during the year, the Company has effectively unencumbered approximately 64% of its real estate assets as of December 31, 1997. In February 1998, the Company amended two of its revolving lines to increase the amounts available by $20 million, bringing the total borrowing capacity under the lines to $145 million.

The Company intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interests of the Company and its shareholders.

THE OPERATING PARTNERSHIP

The Centers and other assets of the Company are held by, and all of the Company's operations are conducted by, the Operating Partnership. As of December 31, 1997, the ownership interests in the Operating Partnership consisted of 7,853,936 partnership Units and 90,689 preferred partnership Units (which are convertible into approximately 817,107 general partnership Units) held by the Company and 3,033,305 partnership Units held by TFLP, the sole limited partner. Each partnership Unit held by TFLP is exchangeable into one Common Share (subject to certain antidilution adjustments and certain limitations on exchange to preserve the Company's status as a REIT).

Each preferred partnership Unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership Units. Preferred partnership Units will be automatically converted by holders into general partnership Units to the extent that the Series A Preferred Shares are converted into Common Shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by the Company.

COMPETITION

The Company carefully considers the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new center. The Company's centers compete for customers primarily with factory outlet centers built and operated by different developers, traditional shopping malls and full- and off-price retailers. However, management believes that the majority of the Company's customers visit factory outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of name-brand products at attractive prices.

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 to 20 miles from the nearest major department store or the tenants' own specialty stores. For this reason, the Company's centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

Management believes that the Company competes favorably with as many as four large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided by the property manager. The Company believes that its centers have an attractive tenant mix, as a result of the Company's decision to lease substantially all of its space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of the Company's major tenants.

CORPORATE AND REGIONAL HEADQUARTERS

The Company owns a small office building in Greensboro, North Carolina in which its corporate headquarters is located. In addition, the Company rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively to better service its principal fashion-related tenants, many of whom are based in and around that area.

The Company maintains on-site managers and offices at 25 Centers and one off-site manager and business office in Portsmouth, New Hampshire to service the remaining 5 Centers in the New England area. The managers closely monitor the development of those Centers from construction through opening and operation and also provide effective and efficient management and marketing services.

INSURANCE

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

As of February 1, 1998, the Company had 110 full-time employees, located at the Company's corporate headquarters in North Carolina, its regional office in New York and its 26 business offices.

ITEM 2.   BUSINESS AND PROPERTIES

As of February 1, 1998, the Company's portfolio consisted of 30 Centers located in 23 states. The Company's Centers range in size from 8,000 to 631,359 square feet of GLA. These Centers are typically strip shopping centers which enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Company believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only Center that represents more than 10% of the Company's consolidated total assets or consolidated gross revenues as of and for the year ended December 31, 1997 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other Center represented more than 10% of the Company's consolidated total assets or consolidated gross revenues as of December 31, 1997.

LOCATION OF CENTERS (AS OF FEBRUARY 1, 1998)

                    Number of           GLA              %
State                Centers         (sq. ft.)         of GLA
----------------- -------------  -----------------  ------------
Georgia                 3                  713,371           16%
New York                1                  631,359            14
Texas                   2                  419,750             9
Iowa                    1                  275,706             6
Tennessee               2                  267,791             6

Missouri                1                  255,073             6
Louisiana               1                  245,325             5
Pennsylvania            1                  230,063             5
Oklahoma                1                  197,878             4
Arizona                 1                  186,018             4
North Carolina          2                  179,870             4

Indiana                 1                  141,051             3
Minnesota               1                  134,480             3
Michigan                1                  112,120             2
California              1                  108,950             2
Oregon                  1                   97,749             2
Kansas                  1                   88,200             2
Maine                   2                   84,897             2
Alabama                 1                   80,730             2
New Hampshire           2                   61,915             1
West Virginia           1                   49,252             1
Massachusetts           1                   23,417             1
Vermont                 1                    8,000           ---
                  -------------  -----------------  ------------
     Total             30                4,592,965          100%
                  =============  =================  ============

The table set forth below summarizes certain information with respect to the Company's existing centers as of February 1, 1998.

PROPERTY PORTFOLIO

                                                                                                   MORTGAGE
                                                                                                     DEBT          FEE OR
                                                               GLA                               OUTSTANDING       GROUND
   DATE OPENED                    LOCATION                  (SQ. FT.)             % LEASED       (000'S) (4)        LEASE
----------------- ---------------------------------------- ------------         -------------  ---------------- -------------
JUN. 1986         KITTERY I, ME                                  56,312                  100%            $5,970      Fee
Aug. 1993         Expansion                                       3,882
                                                               --------
                                                                 60,194

MAR. 1987         CLOVER, NORTH CONWAY, NH                       11,000                   100               ---      Fee

NOV. 1987         MARTINSBURG, WV                                42,346                    89               ---      Fee
Sep. 1994         Expansion                                       6,906
                                                               --------
                                                                 49,252
APR. 1988         LL BEAN, NORTH CONWAY, NH                      50,915                   100               ---      Fee

JUL. 1988         PIGEON FORGE, TN                               94,480                   100               ---    Ground
Jul. 1994         Expansion                                         270                                             Lease
                                                              ---------
                                                                 94,750                                            (2086)
AUG. 1988         BOAZ, AL                                       78,550                   100               ---      Fee
May  1993         Expansion                                       2,180
                                                               --------
                                                                 80,730
OCT. 1988         MANCHESTER, VT                                  8,000                   100               ---      Fee

JUN. 1989         KITTERY II, ME                                 23,119                   100               ---      Fee
Nov. 1993         Expansion                                       1,584
                                                                -------
                                                                 24,703

JUL. 1989         COMMERCE, GA                                  100,100                    97            10,121      Fee
Mar. 1990         Expansion                                      58,650
May 1992          Expansion                                       4,500
May 1993          Expansion                                      12,500
Sep. 1994         Expansion                                      10,000
                                                               --------
                                                                185,750
OCT. 1989         BOURNE, MA                                     23,417                   100               ---      Fee

FEB. 1991         WEST BRANCH, MI                                75,120                    98             6,836      Fee
Oct. 1992         Expansion                                      25,000
May  1994         Expansion                                      12,000
                                                               --------
                                                                112,120

MAY  1991         WILLIAMSBURG, IA                              121,444                    94            16,946      Fee
Nov. 1991         Expansion                                      50,675
Nov. 1992         Expansion                                      34,000  (1)
Dec. 1993         Expansion                                      43,400
Apr. 1996         Expansion                                      26,187
                                                               --------
                                                                275,706

FEB. 1992         CASA GRANDE, AZ                                94,223                    89               ---      Fee
Dec. 1992         Expansion                                      91,795
                                                               --------
                                                                186,018






                                                                                                   MORTGAGE
                                                                                                     DEBT          FEE OR
                                                               GLA                               OUTSTANDING       GROUND
   DATE OPENED                    LOCATION                  (SQ. FT.)             % LEASED       (000'S) (4)        LEASE
----------------- ---------------------------------------- ------------         -------------  ---------------- -------------
AUG. 1992         STROUD, OK                                     96,378                    93               ---      Fee
Nov. 1992         Expansion                                      37,500
Aug. 1993         Expansion                                      64,000                                              Fee
                                                               --------
                                                                197,878
DEC. 1992         NORTH BRANCH, MN                              106,280                    96               ---      Fee
Aug. 1993         Expansion                                      28,200
                                                               --------
                                                                134,480

FEB. 1993         GONZALES, LA                                  105,985                    98               ---      Fee
Aug. 1993         Expansion                                     109,450
Feb. 1996         Expansion                                      29,890
                                                               --------
                                                                245,325

MAY  1993         SAN MARCOS, TX                                 98,820                   100            10,206      Fee
Oct. 1993         Expansion                                      40,200
Nov. 1994         Expansion                                      17,500  (2)
April 1995        Expansion                                      32,750
July 1996         Expansion                                      29,945
Dec. 1997         Expansion                                      23,100     (6)
                                                               --------
                                                                242,315

DEC. 1993         LAWRENCE, KS                                   88,200                    87               ---      Fee

DEC. 1993         MCMINNVILLE, OR                                97,749                    72               ---      Fee

AUG. 1994         RIVERHEAD, NY                                 286,195                    99               ---    Ground
Aug. 1997         Expansion                                     241,820                                             Lease
Dec. 1997         Expansion                                     103,344     (6)                                   (2004)(3)
                                                                -------
                                                                631,359

AUG. 1994         TERRELL, TX                                   126,185                    98               ---      Fee
Oct. 1995         Expansion                                      51,250
                                                               --------
                                                                177,435

SEP. 1994         SEYMOUR, IN                                   141,051                    95             8,184      Fee

OCT.  1994 (5)    LANCASTER, PA                                 191,152                    99            15,787      Fee
Nov. 1995         Expansion                                      12,800
Sep. 1997         Expansion                                      26,111     (6)
                                                               --------
                                                                230,063

NOV. 1994         BRANSON, MO                                   230,073                    95               ---      Fee

Jun. 1996         Expansion                                      25,000
                                                               --------
                                                                255,073
NOV. 1994         LOCUST GROVE, GA                              168,700                    97               ---      Fee
Dec. 1995         Expansion                                      45,964
Aug. 1996         Expansion                                      34,190
                                                               --------
                                                                248,854

JAN. 1995         BARSTOW, CA                                   108,950                   100               ---      Fee

DEC. 1995         COMMERCE II, GA                               148,520                    98               ---      Fee
Aug. 1996         Expansion                                      36,000
Dec. 1997         Expansion                                      94,247     (6)
                                                               --------
                                                                278,767







                                                                                                   MORTGAGE
                                                                                                     DEBT          FEE OR
                                                               GLA                               OUTSTANDING       GROUND
   DATE OPENED                    LOCATION                  (SQ. FT.)             % LEASED       (000'S) (4)        LEASE
----------------- ---------------------------------------- ------------         -------------  ---------------- -------------
FEB. 1997 (5)     SEVIERVILLE, TN                               122,684                    92               ---    Ground
Dec. 1997         Expansion                                      50,357     (6)                                     Lease
                                                               --------
                                                                173,041                                            (2046)

SEP. 1997 (5)     BLOWING ROCK, NC                               97,408                    95               ---      Fee

SEP. 1997 (5)     NAGS HEAD, NC                                  82,462                    93               ---      Fee
----------------- ---------------------------------------- ------------         -------------  ---------------- -------------
     Total                                                    4,592,965                   96%           $74,050
================= ======================================== ============         =============  ================ =============

(1)  GLA EXCLUDES 21,781 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY PIZZA HUT.
(2)  GLA EXCLUDES 17,400 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY WENDY'S.
(3)  THE ORIGINAL RIVERHEAD CENTER IS SUBJECT TO A GROUND LEASE WHICH MAY BE
     RENEWED AT THE OPTION OF THE COMPANY FOR UP TO SEVEN ADDITIONAL TERMS OF
     FIVE YEARS EACH. THE LAND ON WHICH THE RIVERHEAD CENTER EXPANSION IS
     LOCATED IS OWNED BY THE COMPANY.
(4)  AS OF DECEMBER 31, 1997.  THE WEIGHTED AVERAGE INTEREST RATE FOR DEBT OUTSTANDING AT DECEMBER 31, 1997 WAS
     8.5% AND THE WEIGHTED AVERAGE MATURITY DATE WAS OCTOBER 2002.
(5)  REPRESENTS DATE ACQUIRED BY THE COMPANY.
(6)  GLA INCLUDES SQUARE FEET OF NEW SPACE NOT YET OPEN AS OF DECEMBER 31, 1997,
     WHICH TOTALED 136,285 SQUARE FEET (SAN MARCOS - 12,100; RIVERHEAD - 60,419;
     LANCASTER - 2,677; COMMERCE II - 35,792; SEVIERVILLE - 25,297)
--------------------------------

Management has an ongoing program for acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Company's Centers serve as collateral for mortgage notes payable and the secured revolving line of credit. Of the 30 Centers, the Company owns the land underlying 27 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Company for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, approximately 43 acres, is owned by the Company.

The term of the Company's typical tenant lease ranges from five to ten years. Generally, leases provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable Center. As a result, substantially all operating expenses for the Centers are borne by the tenants.

LEASE EXPIRATIONS

The following table sets forth, as of February 1, 1998, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.


                                                                                                % of Gross
                                                                                                Annualized
                                                                Average                          Base Rent
                              No. of           Approx.        Annualized       Annualized       Represented
                              Leases             GLA           Base Rent        Base Rent       by Expiring
          Year              Expiring(1)     (sq. ft.)(1)      per sq. ft.      (000's)(2)          Leases
------------------------- ---------------  ---------------  ---------------  --------------- ----------------
          1998                         75          306,000           $12.78           $3,910        7%
          1999                        190          695,000            14.24            9,895        17
          2000                        168          581,000            14.39            8,363        14
          2001                        140          549,000            13.81            7,581        13
          2002                        242          904,000            15.14           13,684        24
          2003                         73          353,000            13.56            4,786        8
          2004                         61          314,000            14.32            4,497        8
          2005                        132          102,000            11.23            1,145        2
          2006                          4           58,000            10.91              633        1
          2007                         10           64,000            14.59              934        2
2008 & thereafter                      36          255,000             8.76            2,235        4
-------------------------------------------------------------------------------------------------------------
          Total                     1,131        4,181,000           $13.79          $57,663       100%
========================= ===============  ===============  ===============  =============== ================

(1) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT YET TAKEN POSSESSION, VACANT SUITES AND MONTH-TO-MONTH LEASES TOTALING APPROXIMATELY 412,000 SQUARE FEET.
(2) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

RENTAL AND OCCUPANCY RATES

The following table sets forth information regarding the expiring leases during each of the last five calendar years.


                                                          Renewed by Existing                       Re-leased to
                      Total Expiring                           Tenants                               New Tenants
             ---------------------------------   ------------------------------------      --------------------------------
                                     % of
                                     Total                                 % of                                 % of
                   GLA              Center             GLA               Expiring               GLA            Expiring
Year            (sq. ft.)             GLA           (sq. ft.)              GLA                (sq. ft.)            GLA
-----------  ---------------     -------------   ---------------       --------------      -------------    ---------------
1997                 238,250           5%                195,380             82%                  18,600           8%
1996                 149,689           4                 134,639             90                   15,050          10
1995                  93,650           3                  91,250             97                    2,400           3
1994                 115,697           3                 105,697             91                   10,000           9
1993                 129,069           4                 123,569             96                    5,500           4

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.


                                Renewals of Existing Leases                             Stores Re-leased to New Tenants (1)
               ------------------------------------------------------------- -------------------------------------------------------
                                       Average Annualized Base Rents                              Average Annualized Base Rents
                                              ($ per sq. ft.)                                            ($ per sq. ft.)
                                --------------------------------------------                ----------------------------------------
                   GLA                                                %          GLA                                            %
Year            (sq. ft.)         Expiring           New          Increase    (sq. ft.)      Expiring          New          Increase
---------      -----------      ------------      ----------     ----------- ----------     ----------      ----------     ---------
1997               195,380               $14.21          $14.41       1%        171,421            $14.59          $13.42      (8)%
1996               134,639                12.44           14.02      13          78,268             14.40           14.99       4
1995                91,250                11.54           13.03      13          59,445             13.64           14.80       9
1994               105,697                14.26           16.56      16          71,350             12.54           14.30      14
1993               123,569                12.83           13.94       9          29,000             10.81           14.86      38
---------------------

(1) THE SQUARE FOOTAGE RELEASED TO NEW TENANTS FOR 1997, 1996, 1995, 1994 AND 1993 CONTAIN 18,600, 15,050, 2,400, 10,000 AND 5,500 SQUARE FEET,
     RESPECTIVELY, THAT WAS RELEASED TO NEW TENANTS UPON EXPIRATION OF AN EXISTING LEASE. THE REMAINING SPACE WAS RETENANTED PRIOR TO ANY LEASE EXPIRATION.



The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.

                                                                                                             Aggregate
                                                Average           GLA Open at                                Percentage
                          %                 Anualized Base        End of Each           Number of              Rents
Year                    Leased             Rent per sq.ft. (1)        Year               Centers              (000's)
---------         ------------------       -----------------    -----------------     --------------      ---------------
1997                     98%                     $14.04            4,458,000              30                  $2,637
1996                     99%                      13.89            3,739,000              27                   2,017
1995                     99%                      13.92            3,507,000              27                   2,068
1994                     99%                      13.43            3,115,000              25                   1,658
1993                     98%                      13.03            1,980,000              19                   1,323
---------------------

(1) REPRESENTS TOTAL BASE RENTAL REVENUE DIVIDED BY WEIGHTED AVERAGE GLA OF THE PORTFOLIO, WHICH AMOUNT DOES NOT TAKE INTO CONSIDERATION FLUCTUATIONS IN OCCUPANCY THROUGHOUT THE YEAR.

OCCUPANCY COSTS

     The Company believes that its ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot.


                           Occupancy Costs as a
        Year                 % of Tenant Sales
---------------------  ----------------------------
1997                               8.2%
1996                               8.7
1995                               8.5
1994                               7.4
1993                               6.5

TENANTS

The following table sets forth certain information with respect to the Company's ten largest tenants and their store concepts as of February 1, 1998.


                                            Number               GLA            % of Total
Tenant                                    of Stores          (sq. ft.)          GLA open
------------------------------------------------------- -------------------  --------------
PHILLIPS-VAN HEUSEN CORPORATION (1):
      Bass Shoes                               18             121,342               2.6%
      Bass Apparel                              1               3,300               0.1
      Bass Company Store                        1               6,500               0.1
      Van Heusen                               19              81,556               1.8
      Geoffrey Beene Co. Store                 12              48,640               1.1
      Izod                                     15              35,567               0.8
      Gant                                      5              13,000               0.3
                                      ----------------- -------------------  --------------
                                               71             309,905               6.8
LIZ CLAIBORNE, INC.:
      Liz Claiborne                            25             285,041               6.2
      Elizabeth                                 5              20,700               0.5
                                      ----------------- -------------------  --------------
                                               30             305,741               6.7

REEBOK INTERNATIONAL, LTD.                     22             158,400               3.5

SARA LEE CORPORATION:
      L'eggs, Hanes, Bali                      23             107,192               2.3
      Champion                                  2               6,500               0.2
      Coach                                     6              13,815               0.3
      Socks Galore                              7               8,680               0.2
                                      ----------------- -------------------  --------------
                                               38             136,187               3.0
COUNTY SEAT STORES, INC. (2):
      County Seat                               3              15,000               0.3
      Levi's by County Seat                     8              91,700               2.0
                                      ----------------- -------------------  --------------
                                               11             106,700               2.3
AMERICAN COMMERCIAL, INC.:
      Mikasa Factory Store                     13             105,500               2.3

BROWN GROUP RETAIL, INC.:
      Famous Footwear                           6              33,150               0.7
      Naturalizer                               7              17,200               0.4
      Brown Shoes                               2              10,500               0.2
      Factory Brand Shoes                       6              29,050               0.6
      Air Step/Buster Brown                     1               3,000               0.1
                                      ----------------- -------------------  --------------
                                               22              92,900               2.0

VF FACTORY OUTLET, INC.                         3              78,697               1.7

OSHKOSH B"GOSH, INC.                           15              76,790               1.6

SAMSONITE CORPORATION:
      American Tourister                       11              31,392               0.7
      Samsonite                                13              43,395               0.9
                                      ----------------- -------------------  --------------
                                               24              74,787               1.6
                                      ----------------- -------------------  --------------
Total of all tenants listed in table          249           1,455,607              31.5%
                                      ================= ===================  ==============

(1) PHILLIPS-VAN HEUSEN CORPORATION ("PVH") HAS ANNOUNCED THE CLOSING OF A SIGNIFICANT PORTION OF ITS UNDERPERFORMING STORES. GENERALLY, THE COMPANY'S LEASES WITH PVH ARE LONG-TERM AND DO NOT PERMIT THE TENANT TO CLOSE THE STORE DURING THE LEASE TERM. MANAGEMENT BELIEVES THAT THE RENTS DERIVED FROM STORES THAT MIGHT BE CONSIDERED FOR CLOSING IN THE FUTURE BY PVH WOULD NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

(2) COUNTY SEAT STORES, INC. ("COUNTY SEAT") IS CURRENTLY IN BANKRUPTCY PROCEEDINGS. MANAGEMENT BELIEVES THAT THIS BANKRUPTCY WILL NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION.


SIGNIFICANT PROPERTY

The Center in Riverhead, New York is the Company's only Center which comprises more than 10% of consolidated total assets or consolidated total revenues. The Riverhead Center was originally constructed in 1994. During 1997, the company substantially completed an expansion totaling 241,820 square feet and is nearing final completion of a further expansion which will total approximately 103,300 square feet. Upon completion of the expansions, the Riverhead Center will total 631,359 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1997, 1996, 1995 and 1994, excluding expansions under construction, was 99%, 100%, 100% and 100%. Average annualized base rental rates during 1997, 1996, 1995 and 1994 were $18.65, $17.73, $17.63 and $18.18 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1997, the net federal tax basis of this Center was approximately $73,134,000. Real estate taxes assessed on this Center during 1997 amounted to $826,000. Real estate taxes for 1998 are estimated to be approximately $1.6 million.

The following table sets forth, as of February 1, 1998, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:

                                                                                                % of Gross
                                                                                                Annualized
                                                                                                 Base Rent
                            No. of                         Annualized        Annualized         Represented
                            Leases            GLA           Base Rent         Base Rent         by Expiring
Year                     Expiring (1)     (sq. ft.) (1)    per sq. ft.        (000) (2)            Leases
---------------------  ----------------  -------------- ----------------- ----------------- --------------------
1998                         ---                 ---      $    ---          $    ---               ---%
1999                          22              91,000            19.30          1,756                 16
2000                           5              17,000            19.94            339                  3
2001                           8              34,000            20.97            713                  7
2002                          70             240,000            20.77          4,985                 46
2003                           4              23,000            18.65            452                  4
2004                          18              79,000            19.24          1,520                 14
2005                           1               2,000            17.50             35                  1
2006                         ---                 ---           ---               ---                ---
2007                           4              24,000            16.83            404                  4
2007 & thereafter              5              57,000             9.33            532                  5
---------------------  ----------------  -------------- ----------------- ----------------- --------------------
Total                        137             567,000           $18.93        $10,736                100%
=====================  ================  ============== ================= ================= ====================

(1) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT TAKEN POSSESSION AND EXCLUDES MONTH-TO-MONTH LEASES.
(2) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

ITEM 3.  LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business, which are covered by the Company's liability insurance, the Company is not presently involved in any litigation involving claims against the Company, nor, to its knowledge, is any material litigation threatened against the Company or its Centers which would have a material adverse effect on the Company, its Centers or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:


     NAME                  AGE                       POSITION
     ----                  ---                       --------

Stanley K. Tanger..........74  Founder, Chairman of the Board of Directors and
                                   Chief Executive Officer
Steven B. Tanger...........49  Director, President and Chief Operating Officer
Rochelle G. Simpson .......59  Secretary and Senior Vice President -
                               Administration and Finance
Willard A. Chafin, Jr......60  Senior Vice President - Leasing, Site Selection,
                                   Operations and Marketing
Frank C. Marchisello, Jr...39  Vice President - Chief Financial Officer
Joseph H. Nehmen...........49  Vice President - Operations
Virginia R. Summerell......39  Treasurer and Assistant Secretary
C. Randy Warren, Jr........33  Vice President - Leasing
Richard T. Parker..........49  Vice President - Development
Carrie A. Johnson..........35  Vice President - Marketing
Kevin M. Dillon............39  Vice President - Construction

     The following is a biographical summary of the experience of the executive officers of the Company:

     STANLEY K. TANGER. Mr. Tanger is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. He also served as President from inception of the Company to December 1994. Mr. Tanger opened one of the country's first outlet shopping centers in Burlington, North Carolina in 1981. Before entering the factory outlet center business, Mr. Tanger was President and Chief Executive Officer of his family's apparel manufacturing business, Tanger/Creighton, Inc., for 30 years.

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

     JOSEPH H. NEHMEN. Mr. Nehmen joined the Company in September 1995 and was elected Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

     VIRGINIA R. SUMMERELL. Ms. Summerell was named Treasurer of the Company in May 1995 and Assistant Secretary in November 1994. Previously, she held the position of Director of Finance since joining the Company in August 1992, after nine years with NationsBank. Her major responsibilities include cash management and oversight of all project and corporate finance transactions. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

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

     RICHARD T. PARKER. Mr. Parker is the Vice President - Development and joined the Company in April 1996. Prior to joining Tanger, Mr. Parker was with The Mills Corporation for nine years where he served as Vice President of Land Development responsible for organizing and planning the development, merchandising and sale of peripheral land surrounding 2 million-plus square foot super regional mall projects. Prior to joining The Mills Corporation, Mr. Parker was employed by Marriott International for 6 years where he served as Director of Franchise Development. Mr. Parker is a graduate of Golden Gate University and a veteran of the United States Air Force.

     CARRIE A. JOHNSON. Ms. Johnson was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Johnson was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Johnson was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Johnson is a graduate of East Carolina University.

     KEVIN M. DILLON. Mr. Dillon was named Vice President - Construction in October 1997. Previously, he held the position of Director of Construction from September 1996 to October 1997 and Construction Manager since November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

The Common Shares commenced trading on the New York Stock Exchange on May 28, 1993. The initial public offering price was $22.50 per share. The following table sets forth the high and low sales prices of the Common Shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated.


                                                                Common
1997                              High                Low   Dividends Paid
---------------------------- --------- ------------------ -------------------
First Quarter                  $27.500            $24.000         $.52
Second Quarter                  27.250             23.000          .55
Third Quarter                   29.875             26.875          .55
Fourth Quarter                  31.000             26.500          .55
---------------------------- --------- ------------------ -------------------
Year 1997                      $31.000            $23.000        $2.17
---------------------------- --------- ------------------ -------------------


                                                                Common
1996                              High                Low   Dividends Paid
---------------------------- --------- ------------------ -------------------
First Quarter                  $26.000            $23.375         $.50
Second Quarter                  25.375             22.625          .52
Third Quarter                   24.875             22.875          .52
Fourth Quarter                  27.375             23.500          .52
---------------------------- --------- ------------------ -------------------
Year 1996                      $27.375            $22.625        $2.06
---------------------------- --------- ------------------ -------------------


As of February 1, 1998, there were approximately 510 shareholders of record. Certain of the Company's debt agreements limit the payment of dividends such that dividends shall not exceed FFO, as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, the Company intends to continue to pay regular quarterly dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                               1997           1996            1995            1994           1993
--------------------------------------- -------------  -------------  -------------- --------------- --------------
                                                         (In thousands, except per share and center data)
OPERATING DATA
  Total revenues                              $85,271        $75,500         $68,604         $45,988        $29,204
   Income before minority interest and
     extraordinary item                        17,583         16,177          15,352          15,147          8,555
  Income before extraordinary
     item(1)                                   12,827         11,752          11,218          11,168          4,574
  Net income (1)(3)                            12,827         11,191          11,218          11,168          1,898

--------------------------------------- -------------  -------------  -------------- --------------- --------------
SHARE DATA (2) Basic:
     Income before extraordinary item           $1.57          $1.46           $1.36           $1.32           $.90
     Net income (3)                             $1.57          $1.37           $1.36           $1.32           $.35
     Weighted average common shares             7,028          6,402           6,095           5,177          4,858
  Diluted:
     Income before extraordinary item           $1.54          $1.46           $1.36           $1.31           $.90
     Net income (3)                             $1.54          $1.37           $1.36           $1.31           $.35
     Weighted average common shares             7,140          6,408           6,096           5,211          4,869
  Common dividends paid                         $2.17          $2.06           $1.96           $1.80          $.535

--------------------------------------- -------------  -------------  -------------- --------------- --------------
BALANCE SHEET DATA
  Real estate assets, before depreciation    $454,708       $358,361        $325,881        $292,406       $137,666
  Total assets                                416,014        332,138         315,130         294,802        182,396
  Long-term debt                              229,050        178,004         156,749         121,323         20,316
  Shareholders' equity                        136,649        110,657         114,813         118,177        120,067

--------------------------------------- -------------  -------------  -------------- --------------- --------------
OTHER DATA
  EBITDA (5)                                  $52,857        $46,633         $41,058         $26,089        $17,519
  Funds from operations (4)                   $35,840        $32,313         $29,597         $23,189        $12,008
  Cash flows provided by (used in):
     Operating activities                     $39,214        $38,051         $32,423         $21,304        $11,571
     Investing activities                    $(93,636)      $(36,401)       $(44,788)      $(143,683)      $(49,277)
     Financing activities                     $55,444        $(4,176)        $13,802         $80,661        $81,324
  Gross leasable area open at year end          4,458          3,739           3,507           3,115          1,980
  Number of centers                                30             27              27              25             19
-----------------------

(1) All earnings prior to the initial public offering ("IPO") on June 4, 1993 have been allocated to minority interest. Subsequent to the IPO, earnings have been allocated to the Company and the minority interest based on their respective weighted average ownership interests in the Operating Partnership during the year.
(2) In 1997, the Company adopted SFAS 128, EARNINGS PER SHARE. As a result, the Company's reported income per common share amounts for prior years have been restated to conform with the current year presentation.
(3) Pro forma net income and net income per common share, which reflect adjustments to historical information to present income information as if the IPO had taken place on January 1, 1993, were $6,551 and $1.31 per basic and diluted share during 1993.
(4) In 1996, the Company adopted the National Association of Real Estate Investment Trusts' definition of funds from operations and restated all prior year amounts. See Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Funds from Operations" for a complete discussion of funds from operations.
(5) EBITDA represents earnings before minority interest, interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. The Company cautions that the calculation of EBITDA may vary from entity to entity and as such the presentation of EBITDA by the Company may not be comparable to other similarly titled measures of other reporting companies. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the years ended December 31, 1997 and 1996, as well as December 31, 1996 and 1995. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy since GLA is not reduced when original occupied space subsequently becomes vacant.

CAUTIONARY STATEMENTS

Certain statements contained in the discussion below, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the effects of future events on the Company's financial performance; the risk that the Company may not be able to finance its planned development, acquisition and expansion activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development, acquisition and expansion activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties; and the risks that a significant number of tenants may become unable to meet their lease obligations or that the Company may be unable to renew or re-lease a significant amount of available space on economically favorable terms. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL OVERVIEW

The Company continues to grow principally through acquisitions, new development and expansions of factory outlet centers. During 1997, the Company acquired three centers in resort areas totaling 302,554 square feet. Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee, was acquired in February 1997 at a purchase price of $18 million. Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina, and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina, were acquired in September 1997 for an aggregate purchase price of $19.5 million.

In addition, the Company has completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,979 square feet. During 1996, the Company completed six expansions totaling 181,142 square feet. A summary of the 1997 acquired centers and expansions is recapped below:

1997 DEVELOPMENT             Aggregate                 Open at
----------------               Size                    12/31/97
                             (sq. ft.)                (sq. ft.)
                           -------------            --------------
ACQUISITIONS
   Sevierville, TN               122,684                   122,684
   Blowing Rock, NC               97,408                    97,408
   Nags Head, NC                  82,462                    82,462
                           -------------            --------------
                                 302,554                   302,554
                           -------------            --------------
EXPANSIONS
   Riverhead, NY                 345,164                   284,745
   Commerce, GA                   94,247                    58,455
   Sevierville, TN                50,357                    25,060
   Lancaster, PA                  26,111                    23,434
   San Marcos, TX                 23,100                    11,000
                           -------------            --------------
                                 538,979                   402,694
                           -------------            --------------
                                 841,533                   705,248
                           =============            ==============

A summary of the operating results for the years ended December 31, 1997, 1996 and 1995 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.


                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
                                                                             1997             1996             1995
                                                                      ----------- ---------------- ----------------
GLA open at end of period (000's)                                           4,458            3,739            3,507
Weighted average GLA (000's) (1)                                            4,046            3,642            3,292
Outlet centers in operation                                                    30               27               27
New centers opened                                                            ---              ---                2
New centers acquired                                                            3              ---              ---
Centers expanded                                                                5                6                4
States operated in at end of period                                            23               22               22

  PER SQUARE FOOT
  ---------------
Revenues
  Base rentals                                                             $14.04           $13.89           $13.92
  Percentage rentals                                                          .65              .55              .63
  Expense reimbursements                                                     6.10             6.04             6.05
  Other income                                                                .29              .25              .24
                                                                         -------- ---------------- ----------------
    Total revenues                                                          21.08            20.73            20.84
                                                                         -------- ---------------- ----------------
Expenses
  Property operating                                                         6.49             6.47             6.83
  General and administrative                                                 1.52             1.50             1.54
  Interest                                                                   4.16             3.84             3.44
  Depreciation and amortization                                              4.56             4.52             4.37
                                                                         -------- ---------------- ----------------
    Total expenses                                                          16.73            16.33            16.18
                                                                         -------- ---------------- ----------------
Income before gain on sale of land, minority interest and
  extraordinary item                                                        $4.35            $4.40            $4.66
                                                                         =========== ================ =============

(1) GLA WEIGHTED BY MONTHS OF OPERATIONS.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Base rentals increased $6.2 million, or 12%, in 1997 when compared to the same period in 1996 primarily as a result of the 11% increase in weighted average GLA. Base rent increased approximately $1.5 million due to the effect of a full year's operation of expansions completed in 1996 and approximately $4.8 million for new or acquired leases added during 1997.

Percentage rentals increased $620,000, or $.10 per square foot, in 1997 compared to 1996. The increase is primarily attributable to leases acquired during 1997, leases added in 1996 completing their first full year of operation in 1997 and due to increases in tenant sales. Same store sales, defined as weighed average sales per square foot reported for tenant stores open all of 1997 and 1996, increased approximately 2.3% to $241 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional and advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 93% in the 1996 period to 94% in the 1997 period due primarily to a reduction in nonreimbursable property operating expenses.

Property operating expenses increased by $2.7 million, or 11%, in 1997 as compared to the 1996 period. On a weighted average GLA basis, property operating expenses increased to $6.49 from $6.47 per square foot. Slightly lower promotional, real estate taxes, and insurance expenses per square foot incurred in the 1997 period compared to the 1996 period were offset by higher common area maintenance expenses per square foot due to additional customer service amenities, such as trolleys, customer service counters and security and as result of expanding the Riverhead Center which has a cost per foot higher than the portfolio average.

General and administrative expenses increased $678,000 in 1997 as compared to 1996. As a percentage of revenues, general and administrative expenses remained level at 7.2% in each year. On a weighted average GLA basis, general and administrative expenses increased $.02 to $1.52 in 1997.

Interest expense increased $2.8 million during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings increased principally to finance the first quarter acquisition of Five Oaks Factory Stores (see "Overview" above) and expansions to existing centers until the Company was able to issue additional equity in October 1997. Depreciation and amortization per weighted average GLA increased from $4.52 per square foot to $4.56 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $39.2, $38.1, and $32.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases for all three years were primarily due to the incremental operating income associated with acquired or developed centers. Net cash used in investing activities amounted to $93.6, $36.4, and $44.8 million during 1997, 1996 and 1995, respectively, and reflects the levels of development and acquisition activity over the past three years (841,533 square feet developed or acquired in 1997, 181,142 square feet in 1996, 392,312 square feet in 1995). Cash provided by (used in) financing activities of $55.4, $(4.2) and $13.8 million in 1997, 1996 and 1995, respectively, and has fluctuated consistently with the capital needed to fund the current development and acquisition activity. In 1997, the significant increase was due to the equity offering ($29 million) and additional debt to fund acquisitions and expansions.

Management believes, based upon its discussions with present and prospective tenants, that many tenants, including prospective tenants new to the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such tenants do not have a significant presence or where there are few factory outlet centers. During 1997, the Company acquired three centers totaling 302,554 square feet and completed, or has under construction to be completed by the end of the first quarter of 1998, the expansion of five existing centers totaling 538,879 square feet. (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Company) amounted to $862,000 at December 31, 1997.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1998 and beyond. Currently, the Company is in the preleasing stages for future centers at two potential sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit) and for further expansions of four existing Centers. However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Company regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. During September and October 1997, the Company completed a public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds were used to acquire, expand and develop factory outlet centers and for general corporate purposes. On October 24, the Operating Partnership issued $75 million of 7.875% senior, unsecured notes, maturing October 24, 2004. The net proceeds were used to repay substantially all amounts outstanding under the Company's existing lines of credit. On November 3, 1997, the Company and the Operating Partnership filed a new registration statement with the SEC to provide, under shelf registration statements, for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities.

In anticipation of the offering of the senior, unsecured notes, the Company entered into an interest rate protection agreement on October 3, 1997, which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Company received $714,000 in proceeds. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

At December 31, 1997, the Company had revolving lines of credit with a borrowing capacity of up to $125 million, of which $120 million was available for additional borrowings. Based on the $5 million in variable rate debt outstanding at December 31, 1997, the Company had an insignificant amount of exposure to interest rate risk at year end. Also, with additional unsecured borrowings during the year, the Company has effectively unencumbered approximately 64% of its real estate assets as of December 31, 1997. In February 1998, the Company amended two of its revolving lines to increase amounts available by $20 million, bringing the total borrowing capacity under the lines to $145 million. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration statements, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Company adopted the Financial Accounting Standards Board's, SFAS No. 128, EARNINGS PER SHARE, effective for fiscal periods ending after December 15, 1997. The new standard simplifies the computation of earnings per share by replacing primary earnings per share with basic earnings per share. Basic earnings per share does not include the effect of any potentially dilutive securities, as under the previous accounting standard, and is computed by dividing reported income available to common shareholders by the weighted average common shares outstanding during the period. Fully diluted earnings per share is now called diluted earnings per share and reflects the dilution of all potentially dilutive securities. In adopting the standard, Companies are required to restate all prior period earnings per share data. The adoption of this standard by the Company had no impact on the historical reported earnings per share amounts in 1996 and 1995 as the effect of potentially dilutive securities were immaterial.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosures will be required.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the unaudited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31, 1997, 1996 and 1995 as well as actual cash flow and other data for those respective years:

                                                                  1997               1996             1995
                                                            ----------------- ----------------- ----------------
                                                                               (IN THOUSANDS)
FUNDS FROM OPERATIONS:
  Income before gain on sale of land, minority interest
     and extraordinary item                                           $17,583           $16,018          $15,352
  Adjusted for depreciation and amortization uniquely
      significant to real estate                                       18,257            16,295           14,245
                                                            ----------------- ----------------- ----------------
  Funds from operations before minority interest                      $35,840           $32,313          $29,597
                                                            ================= ================= ================
CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                             $39,214           $38,051          $32,423
     Investing activities                                           $(93,636)         $(36,401)        $(44,788)
     Financing activities                                             $55,444          $(4,176)          $13,802
WEIGHTED AVERAGE SHARES OUTSTANDING  (1)                               11,000            10,601           10,596
                                                            ================= ================= ================

(1) ASSUMES THE PARTNERSHIP UNITS OF THE OPERATING PARTNERSHIP HELD BY THE MINORITY INTEREST, PREFERRED SHARES OF THE COMPANY AND STOCK AND UNIT OPTIONS ARE CONVERTED TO COMMON SHARES OF THE COMPANY.

ECONOMIC CONDITIONS AND OUTLOOK

Substantially all of the Company's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Company to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Company believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

Approximately 306,000 square feet of space is up for renewal during 1998 and approximately 695,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. Also, management may grant, from time to time, a tenant's request for reduction in rent to remain in operation. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms.

The Company's portfolio is currently 96% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Company has continued to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

The Company has evaluated its computer systems and applications for potential software failures as a result of recognizing the year 2000 and beyond. Most of the systems are compliant with the year 2000, or will be with normal upgrades currently available to the Company. Therefore, the Company believes the costs to bring the remaining systems and applications in compliance will be insignificant.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.  Financial Statements

         Report of Independent Accountants                         F-1
         Consolidated Balance Sheets-December 31, 1997 and 1996    F-2
         Consolidated Statements of Operations-
            Years Ended December 31, 1997, 1996 and 1995           F-3
         Consolidated Statements of Shareholders' Equity-
            For the Years Ended December 31, 1997, 1996 and 1995   F-4
         Consolidated Statements of Cash Flows-
            Years Ended December 31, 1997, 1996 and 1995           F-5
          Notes to Consolidated Financial Statements               F-6 to F-14

     2.  Financial Statement Schedule

         Schedule III
            Report of Independent Accountants                      F-15
            Real Estate and Accumulated Depreciation               F-16 to F-18

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     3.  Exhibits

     Exhibit No.                                       Description
     -----------                                       -----------

     3.1      Amended and Restated Articles of Incorporation of the Company. (Note 10)

     3.1A     Amendment to Articles of Incorporation dated May 29, 1996. (Note 10)

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

     4.2      Form of Preferred Stock Certificate. (Note 1)

     10.1     Unit Option Plan of the Company. (Note 2)

     10.1A    First Amendment to the Unit Option Plan. (Note 1)

     10.1B    Second Amendment to the Unit Option Plan. (Note 6)

     10.1C    Third Amendment to the Unit Option Plan. (Note 10)

     10.1D    Fourth Amendment to the Unit Option Plan.

     10.2     Stock Option Plan of the Company. (Note 2)

     10.2A    First Amendment to the Stock Option Plan. (Note 1)






     10.2B    Second Amendment to the Stock Option Plan. (Note 6)

     10.2C    Third Amendment to the Stock Option Plan. (Note 10).

     10.2D    Fourth Amendment to the Stock Option Plan.

     10.3     Form of Stock Option Agreement between the Company and certain Directors.  (Note 3)

     10.4     Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

     10.5     Amended and Restated Employment Agreement for Stanley K. Tanger. (Note 10)

     10.6     Amended and Restated Employment Agreement for Steven B. Tanger. (Note 10)

     10.7     Amended and Restated Employment Agreement for Willard Chafin. (Note 10)

     10.8     Amended and Restated Employment Agreement for Rochelle Simpson. (Note 10)

     10.9     Employment Agreement for Joseph H. Nehmen. (Note 10)

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

     10.15B   Amendment No. 2 to Credit Agreement among Tanger Properties Limited Partnership, Tanger Factory
              Outlet Centers, Inc. and National Westminister Bank, Plc dated May 31, 1996. (Note 10)

     10.16    Form of Senior Indenture. (Note 8)

     10.17    Form of First Supplemental Indenture (to Senior Indenture). (Note 8)

     10.17A   Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger
              Propeties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust
              Company. (Note 11)

     10.18    Loan Agreement dated as of October 14, 1996 between Tanger Properties Limited Partnership and First
              National Bank of Commerce. (Note 10)







     10.18A   First Amendment to Loan Agreement between Tanger Properties
              Limited Partnership and First National Bank of Commerce dated as of August 13, 1997.

     10.19    Loan Agreement dated as of November 18, 1996 between Tanger Properties Limited Partnership and
              Southtrust Bank of Alabama, National Association. (Note 10)

     10.19A   First Amendment to Loan Agreement between Tanger Properties
              Limited Partnership and Southtrust Bank of Alabama, National
              Association dated as of May 22, 1997.

     10.20    Revolving Credit Agreement dated as of December 18, 1997 between Tanger Properties Limited
              Partnership and Fleet National Bank.

     21.1     List of Subsidiaries. (Note 2)

     23.1     Consent of Coopers & Lybrand L.L.P.


     Notes to Exhibits:

     1. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed October 6, 1993, as amended.
     2. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.
     3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
     4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
     5. Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1995..
     6. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     7. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated January 23, 1996.
     8. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.
     9. Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 1996.
     10. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
     11. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.

(B) REPORTS ON FORM 8-K - The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997:

     The Company filed a Current Report on Form 8-K dated September 12, 1997 to file the Consent of Coopers & Lybrand L.L.P, independent public accountants, as an exhibit to a prospectus filed in September 1997.

     The Company filed a Current Report on Form 8-K dated September 24, 1997 to file a supplemental indenture agreement related to the issuance of $75 million in 7.875% senior unsecured notes.

     The Company filed a Current Report on Form 8-K dated September 30, 1997 to file financial statements and related schedules related to the acquisition of Five Oaks Factory Stores, a factory outlet center in Sevierville, Tennessee; Shoppes on the Parkway, a factory outlet center in Blowing Rock, North Carolina; and Soundings Factory Stores, a factory outlet center in Nags Head, North Carolina.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TANGER FACTORY OUTLET CENTERS, INC.

                                          By: /s/ Stanley K. Tanger
                                              ---------------------------
                                               Stanley K. Tanger
                                               Chairman of the Board and
                                               Chief Executive Officer

February 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                           Title                         Date
     ---------                           -----                         ----
/s/ Stanley K. Tanger            Chairman of the Board and      February 28, 1998
---------------------            Chief Executive Officer
Stanley K. Tanger                (Principal Executive Officer)

/s/ Steven B. Tanger             Director, President and        February 28, 1998
--------------------             Chief Operating Officer
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.    Vice President and             February 28, 1998
-----------------------------    Chief Financial Officer
Frank C. Marchisello, Jr.        (Principal Financial and
                                 Accounting Officer)

/s/ Jack Africk                  Director                       February 28, 1998
---------------
Jack Africk

/s/ William G. Benton            Director                       February 28, 1998
---------------------
William G. Benton

/s/ Thomas E. Robinson           Director                       February 28, 1998
----------------------
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY:


We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                    COOPERS & LYBRAND L.L.P.


Greensboro, NC
January 19, 1998

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                 DECEMBER 31,
                                                                                           1997             1996
                                                                                     -------------  -----------------
ASSETS
   Rental property
        Land                                                                               $48,059            $43,339
        Buildings, improvements and fixtures                                               379,842            299,534
        Developments under construction                                                     26,807             15,488
                                                                                     -------------  -----------------
                                                                                           454,708            358,361
        Accumulated depreciation                                                           (64,177)           (46,907)
                                                                                     -------------  -----------------
        Rental property, net                                                               390,531            311,454
   Cash and cash equivalents                                                                 3,607              2,585
   Deferred charges, net                                                                     8,651              7,846
   Other assets                                                                             13,225             10,253
                                                                                     -------------  -----------------
        TOTAL ASSETS                                                                      $416,014           $332,138
                                                                                     =============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                                           $150,000            $75,000
        Mortgages payable                                                                   74,050             75,204
        Lines of credit                                                                      5,000             27,800
                                                                                     -------------  -----------------
                                                                                           229,050            178,004
   Construction trade payables                                                              12,913              8,320
   Accounts payable and accrued expenses                                                    13,526              9,558
                                                                                     -------------  -----------------
        TOTAL LIABILITIES                                                                  255,489            195,882
                                                                                     -------------  -----------------
Commitments
Minority interest                                                                           23,876             25,599
                                                                                     -------------  -----------------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 90,689 and
       106,419 shares issued and outstanding at December 31, 1997 and 1996                       1                  1
   Common shares, $.01 par value, 50,000,000 shares authorized, 7,853,936 and
        6,602,510 shares issued and outstanding at December 31, 1997 and 1996                   78                 66
   Paid in capital                                                                         151,550            121,384
   Distributions in excess of net income                                                   (14,980)           (10,794)
                                                                                     -------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY                                                         136,649            110,657
                                                                                     -------------  -----------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $416,014           $332,138
                                                                                     =============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 1997          1996           1995
                                                                             ------------- -------------  -------------
 REVENUES
   Base rentals                                                                    $56,807       $50,596        $45,818
   Percentage rentals                                                                2,637         2,017          2,068
   Expense reimbursements                                                           24,665        21,991         19,913
   Other income                                                                      1,162           896            805
                                                                             ------------- -------------  -------------
        Total revenues                                                              85,271        75,500         68,604
                                                                             ------------- -------------  -------------
EXPENSES
   Property operating                                                               26,269        23,559         22,467
   General and administrative                                                        6,145         5,467          5,079
   Interest                                                                         16,835        13,998         11,337
   Depreciation and amortization                                                    18,439        16,458         14,369
                                                                             ------------- -------------  -------------
        Total expenses                                                              67,688        59,482         53,252
                                                                             ------------- -------------  -------------
INCOME BEFORE GAIN ON SALE OF LAND, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                           17,583        16,018         15,352
Gain on sale of land                                                                   ---           159            ---
                                                                             ------------- -------------  -------------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                              17,583        16,177         15,352
Minority interest                                                                   (4,756)       (4,425)        (4,134)
                                                                             ------------- -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM                                                    12,827        11,752         11,218
Extraordinary item - Loss on early extinguishment of debt, net of
   minority interest of $270                                                           ---          (561)           ---
                                                                             ------------- -------------  -------------
NET INCOME                                                                         $12,827       $11,191        $11,218
                                                                             ============= =============  =============

BASIC EARNINGS PER COMMON SHARE:
    Income before extraordinary item                                                 $1.57         $1.46          $1.36
    Extraordinary item                                                                 ---         (.09)            ---
                                                                             ------------- -------------  -------------
    Net income                                                                       $1.57         $1.37          $1.36
                                                                             ============= =============  =============
DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary item                                                 $1.54         $1.46          $1.36
    Extraordinary item                                                                 ---         (.09)            ---
                                                                             ------------- -------------  -------------
    Net income                                                                       $1.54         $1.37          $1.36
                                                                             ============= =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                       (In thousands, except share data)

                                                                                   Distributions       Total
                                             Preferred    Common        Paid in    in Excess of    Shareholders'
                                              Shares      Shares        Capital    Net Income         Equity
                                            ---------- ------------  ------------ -------------  ----------------
BALANCE, DECEMBER 31, 1994                          $2          $55      $120,927      $(2,807)          $118,177
Conversion of 87,960 preferred
    shares into 792,506 common shares              (l)            8           (7)           ---               ---
Issuance of 600 common shares upon
   exercise of unit options                        ---          ---            14           ---                14
Compensation under Unit Option Plan                ---          ---           224           ---               224
Net income                                         ---          ---           ---        11,218            11,218
Preferred dividends ($17.66 per share)             ---          ---           ---       (2,944)           (2,944)
Common dividends ($1.96 per share)                 ---          ---           ---      (11,876)          (11,876)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           1           63       121,158       (6,409)           114,813
Conversion of 35,065 preferred shares
into 315,929 common shares                         ---            3           (3)           ---               ---
Compensation under Unit Option Plan                ---          ---           229           ---               229
Net income                                         ---          ---           ---        11,191            11,191
Preferred dividends ($18.56 per share)             ---          ---           ---       (2,416)           (2,416)
Common dividends ($2.06 per share)                 ---          ---           ---      (13,160)          (13,160)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                           1           66       121,384      (10,794)           110,657

Conversion of 15,730 preferred shares
into 141,726 common shares                         ---            1           (1)           ---               ---
Issuance of 29,700 common shares upon
   exercise of unit options                        ---          ---           703           ---               703
Issuance of 1,080,000 common shares,
   net of issuance costs                           ---           11        29,230           ---            29,241
Compensation under Unit Option Plan                ---          ---           234           ---               234
Net income                                         ---          ---           ---        12,827            12,827
Preferred dividends ($19.55 per share)             ---          ---           ---       (1,789)           (1,789)
Common dividends ($2.17 per share)                 ---          ---           ---      (15,224)          (15,224)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                          $1          $78      $151,550     $(14,980)          $136,649
                                            ========== ============  ============ =============  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                1997           1996          1995
                                                                            -------------  ------------- -------------
OPERATING ACTIVITIES
   Net income                                                                     $12,827        $11,191       $11,218
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                18,439         16,458        14,369
      Amortization of deferred financing costs                                      1,094            953           955
      Minority interest                                                             4,756          4,155         4,134
      Loss on early extinguishment of debt                                            ---            831           ---
      Gain on sale of land                                                            ---           (159)          ---
      Straight-line base rent adjustment                                             (347)        (1,192)       (1,316)
      Compensation under Unit Option Plan                                             338            338           334
      Increase (decrease) due to changes in:
         Other assets                                                              (1,861)           597         2,431
         Accounts payable and accrued expenses                                      3,968          4,879           298
                                                                            -------------  ------------- -------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                            39,214         38,051        32,423
                                                                            -------------  ------------- -------------
INVESTING ACTIVITIES
   Additions to rental properties                                                 (92,295)       (35,408)      (43,758)
   Additions to deferred lease costs                                               (1,341)        (1,167)       (1,030)
   Proceeds from sale of land                                                         ---            174           ---
                                                                            -------------  ------------- -------------
              NET CASH USED IN INVESTING ACTIVITIES                               (93,636)       (36,401)      (44,788)
                                                                            -------------  ------------- -------------
FINANCING ACTIVITIES
   Net proceeds from issuance of common shares                                     29,241            ---           ---
   Cash dividends paid                                                            (17,013)       (15,576)      (14,820)
   Distributions to minority interest                                              (6,583)        (6,249)       (5,945)
   Proceeds from notes payable                                                     75,000         75,000        16,250
   Repayments on notes payable                                                     (1,154)        (1,019)         (949)
   Proceeds from revolving lines of credit                                        118,450         70,301       113,555
   Repayments on revolving lines of credit                                       (141,250)      (123,027)      (93,430)
   Additions to deferred financing costs                                           (1,950)        (3,606)         (873)
   Proceeds from exercise of unit options                                             703            ---            14
                                                                            -------------  ------------- -------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  55,444         (4,176)       13,802
                                                                            -------------  ------------- -------------
Net increase (decrease) in cash and cash equivalents                                1,022         (2,526)        1,437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,585          5,111         3,674
                                                                            -------------  ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $3,607         $2,585        $5,111
                                                                            =============  ============= =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   Organization and Formation of the Company

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 30 factory outlet centers (the "Properties") located in 23 states with a total gross leasable area of approximately 4.6 million square feet at the end of 1997. The Company provides all development, leasing and management services for its centers.

The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, the Company's majority owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and the Tanger Family Limited Partnership ("TFLP") is the sole limited partner. Stanley
K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the general partner of TFLP.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The Company, as sole general partner, consolidates the Operating Partnership for financial reporting purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

     MINORITY INTEREST - Minority interest reflects the limited partner's percentage ownership of Operating Partnership Units (the "Units") . Allocation of net income to the limited partner is based its respective ownership interest (See Note 6).

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates include reserves for uncollectible receivables and reserves for potentially unsuccessful pre-construction costs.

     RENTAL PROPERTIES - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the acquisition, construction, and development of properties are capitalized. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1997, 1996 and 1995 amounted to $1,877, $1,044, and $580, and development costs capitalized amounted to $1,637, $1,321 and $1,253, respectively. Depreciation expense for each of the years ended December 31, 1997, 1996 and 1995 was $17,327, $15,449 and $13,451, respectively.

     The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to developments under construction when the pre-construction tasks are completed. Costs of potentially unsuccessful pre-construction efforts are charged to operations.

     CASH AND CASH EQUIVALENTS - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash and cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED CHARGES - Deferred lease costs consist of fees and costs incurred to initiate operating leases and are amortized over the average minimum lease term. Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Company believes that no material impairment existed at December 31, 1997.

     DERIVATIVES - The Company selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The cost of these agreements are included in deferred financing costs and are being amortized on a straight-line basis over the life of the agreements.

     REVENUE RECOGNITION - Minimum rental income is recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when earned. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term.

     INCOME TAXES - The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for Federal income taxes. The Company paid preferred dividends per share of $19.55, $18.56, and $17.66 in 1997, 1996 and 1995, respectively, all of which are treated as ordinary income. The table below summarizes the common dividends paid per share and the amount representing estimated return of capital.

Common dividends per share                1997          1996          1995
--------------------------           ------------  ------------ -------------
Ordinary income                          $1.779        $1.607        $1.352
Return of capital                          .391          .453          .608
                                     ------------  ------------ -------------
                                         $2.170        $2.060        $1.960
                                     ============  ============ =============

     CONCENTRATION OF CREDIT RISK - The Company's management performs ongoing credit evaluations of their tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. During 1995, one tenant accounted for approximately 10% of combined base and percentage rental income. No single tenant accounted for 10% or more of combined base and percentage rental income during 1997 and 1996.

     SUPPLEMENTAL CASH FLOW INFORMATION - The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1997, 1996 and 1995 amounted to $12,913, $8,320, and $11,305, respectively. Interest paid, net of interest capitalized, in 1997, 1996 and 1995 was $12,337, 10,637, and $10,266, respectively.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.       DEFERRED CHARGES

Deferred charges as of December 31, 1997 and 1996 consist of the following:

                                         1997               1996
                                -------------  -----------------
Deferred lease costs                   $7,658             $6,705
Deferred financing costs                6,607              4,657
                                -------------  -----------------
                                       14,265             11,362
Accumulated amortization                5,614              3,516
                                -------------  -----------------
                                       $8,651             $7,846
                                =============  =================

Amortization of deferred lease costs for the years ended December 31, 1997, 1996 and 1995 was $873, $799 and $731, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 1997, 1996 and 1995 was $1,094, $953 and $955, respectively. During 1996, the Company expensed the remaining unamortized financing costs totaling $831 related to debt extinguished with other current year borrowings. Such amount is shown as an extraordinary item in the accompanying consolidated statements of operations.

4.      LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                             1997               1996
                                                                       -------------  -----------------
8.75% Senior, unsecured notes, maturing March 2001                           $75,000            $75,000
7.875% Senior, unsecured notes, maturing October 2004                         75,000                ---
Mortgage notes with fixed interest at:
     8.92%, maturing January 2002                                             48,142             48,817
     8.625%, maturing September 2000                                          10,121             10,412
     9.77%, maturing April 2005                                               15,787             15,975
Revolving lines of credit with variable interest rates ranging from either prime less .25% to prime or from LIBOR plus 1.50%
to LIBOR plus 1.80%                                                            5,000             27,800
                                                                       -------------  -----------------
                                                                            $229,050           $178,004
                                                                       =============  =================

The Company maintains revolving lines of credit which provide for borrowing up to $125,000. The agreements expire at various times through the year 2000. Interest is payable based on alternative interest rate bases at the Company's option. Amounts available under these facilities at December 31, 1997 totaled $120,000. Certain of the Company's properties, which had a net book value of approximately $141,221 at December 31, 1997, serve as collateral for the fixed rate mortgages and one revolving line of credit.

The credit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends will not exceed funds from operations, as defined in the agreements, on an annual basis or 95% of funds from operations on a cumulative basis. All three existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Maturities of the existing long-term debt are as follows:

                                   Amount           %
                            -------------  -------------
1998                               $1,261              1
1999                                1,379              1
2000                               15,566              6
2001                               76,184             33
2002                               45,117             20
Thereafter                         89,543             39
                            -------------  -------------
                                 $229,050            100
                            =============  =============


5.  DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In October 1995, the Company entered into an interest rate swap effective through October 1998 with a notional amount of $10,000 which fixed the 30 day LIBOR index at 5.99%. The impact of this agreement, together with an interest rate swap agreement which expired during 1996, reduced mortgage interest expense by $693 during 1995. The agreements had an insignificant effect on interest expense during 1997 and 1996.

In anticipation of offering the senior, unsecured notes due 2004, the Company entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70,000. The transaction settled on October 21, 1997, the trade date of the $75,000 offering, and, as a result of an increase in the US Treasury rate, the Company received proceeds of $714. Such amount is being amortized as a reduction to interest expense over the life of the notes and will result in an overall effective interest rate on the notes of 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1997, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $232,152. The estimated fair value of the interest rate swap agreement at December 31, 1997, as determined by the issuing financial institution, was an unrealized loss of approximately $17.

6.  SHAREHOLDERS' AND PARTNERSHIP EQUITY

During 1997, the Company completed an additional public offering of 1,080,000 Common Shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 partnership units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

The Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") were sold to the public during 1993 in the form of Depositary Shares, each representing 1/10 of a Preferred Share. Proceeds from this offering, net of underwriters discount and estimated offering expenses, were contributed to the Operating Partnership in return for preferred partnership Units. The Preferred Shares have a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate per Depositary Share equal to the greater of (i) $1.575 per year or (ii) the dividends on the Common Shares or portion thereof, into which a depositary share is convertible. The Preferred Shares rank senior to the Common Shares in respect of dividend and liquidation rights.

The Preferred Shares are convertible at the option of the holder at any time into Common Shares at a rate equivalent to .901 Common Shares for each Depositary Share. At December 31, 1997, 817,107 Common Shares were reserved for the conversion of Depositary Shares. The Preferred Shares and the related Depositary Shares are not redeemable prior to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


December 15, 1998. On and after December 15, 1998, the Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

As of December 31, 1997, the ownership interests of the Operating Partnership consisted of 7,853,936 partnership Units held by the Company, 90,689 preferred partnership Units (which are convertible into approximately 817,107 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner. The limited partner's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for Common Shares of the Company. Preferred Units are automatically converted into general partnership Units to the extent of any conversion of Preferred Shares of the Company into Common Shares of the Company.

7.  EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. The impact of adopting this statement had no effect on reported earnings per share for 1996 and 1995.

                                                                     YEAR ENDED DECEMBER 31,
                                                              1997             1996           1995
                                                        -------------  ---------------  ------------
BASIC EARNINGS PER SHARE
   Income before extraordinary item                           $12,827          $11,752       $11,218
   Less: Preferred Share dividends                             (1,808)          (2,399)       (2,903)
                                                        -------------  ---------------  ------------
   Income available to Common Shareholders                    $11,019           $9,353        $8,315
   Weighted average Common Shares (in thousands)                7,028            6,402         6,095
        Basic earnings per share                                $1.57            $1.46         $1.36
                                                        =============  ===============  ============
DILUTED EARNINGS PER SHARE
   Income before extraordinary item                           $12,827          $11,752       $11,218
   Less: preferred share dividends                             (1,808)          (2,399)       (2,903)
                                                        -------------  ---------------  ------------
   Income available to Common Shareholders                    $11,019           $9,353        $8,315
                                                        -------------  ---------------  ------------
   Shares (in thousands):
        Weighted average Common Shares                          7,028            6,402         6,095
        Effect of outstanding share and unit options              112                6             1
                                                        -------------  ---------------  ------------
        Weighted average Common Shares plus assumed
           conversions                                          7,140            6,408         6,096
                                                        -------------  ---------------  ------------
        Diluted earnings per share                              $1.54            $1.46         $1.36
                                                        =============  ===============  ============

Options to purchase Common Shares excluded from the computation of diluted earnings per share during 1997, 1996 and 1995 because the exercise price was greater than the average market price of the Common Shares totaled 9,000, 150,992 and 538,391 shares. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the Units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a Common Share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



8.  EMPLOYEE BENEFIT PLANS

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all officers and employees of the Company. The 401(k) Plan permits employees of the Company, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by the Company at a rate of compensation deferred to be determined annually at the Company's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment.

The Company has a non-qualified and incentive stock option plan ("The 1993 Stock Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The 1993 Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for Common Shares. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with SFAS #123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                         1997           1996           1995
                                    -------------  -------------  --------------
Net income:    As reported            $12,827        $11,191         $11,218
               Pro forma              $12,696        $11,114         $11,207
Basic EPS:     As reported              $1.57          $1.37           $1.36
               Pro forma                $1.55          $1.36           $1.36
Diluted EPS:   As reported              $1.54          $1.37           $1.36
               Pro forma                $1.53          $1.36           $1.36

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

The Company may issue up to 1,500,000 shares under The 1993 Stock Option Plan and The 1993 Unit Option Plan. The Company has granted 904,530 options, net of options forfeited, through December 31, 1997. Under both plans, the option exercise price is determined by the Stock and Unit Option Committee of the Board of Directors. Non-qualified stock and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1997 have exercise prices between $22.50 and $31.25, with a weighted average exercise price of $23.76 and a weighted average remaining contractual life of 6.9 years. On January 6, 1998, the Company granted to its directors and employees options to purchase an additional 15,000 Common Shares and 242,600 Units in the Operating Partnership (which are exchangeable for 242,600 Common Shares of the Company). The exercise price per share and unit was set at the previous day's market closing price of $30.125.

Unamortized stock compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was $195 and $533 at December 31, 1997 and 1996. Compensation expense recognized during 1997, 1996 and 1995 was $338, $338 and $334, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


A summary of the status of the Company's two plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                                                1997                         1996                          1995
                                               ------                       ------                        -----
                                                     Wtd Avg                        Wtd Avg                      Wtd Avg
                                        Shares       Ex Price        Shares        Ex Price        Shares       Ex Price
                                     ------------  ------------ ---------------- -------------  ------------- -------------
Outstanding at beginning of year          915,950        $23.77          680,650        $23.58        546,000        $23.57
Granted                                       ---           ---          237,700         24.29        154,550         23.50
Exercised                                 (29,700)        23.68              ---           ---           (600)        22.50
Forfeited                                 (12,020)        24.41           (2,400)        23.59        (19,300)        22.70
                                     ------------  ------------ ---------------- -------------  ------------- -------------
Outstanding at end of year                874,230        $23.76          915,950        $23.77        680,650        $23.58
                                     ------------  ------------ ---------------- -------------  ------------- -------------
Exercisable at end of year                470,750        $23.46          320,410        $23.31        184,700        $23.11
Weighted average fair value of
   options granted                            ---                          $2.70                        $2.18


9.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following amounts are included in property operating expenses for the years ended December 31:

                                        1997             1996          1995
                               -------------  ---------------  ------------
Advertising and promotion             $8,452           $7,691        $8,884
Common area maintenance               11,113            9,497         8,403
Real estate taxes                      5,004            4,699         3,483
Other operating expenses               1,700            1,672         1,697
                               -------------  ---------------  ------------
                                     $26,269          $23,559       $22,467
                               =============  ===============  ============

10.     LEASE AGREEMENTS

The Company is the lessor of a total of 1,210 stores in 30 factory outlet centers, under operating leases with initial terms that expire from 1998 to 2015. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1997 are as follows:


1998                                $57,242
1999                                 51,775
2000                                 42,204
2001                                 34,410
2002                                 25,180
Thereafter                           41,353
                            ---------------
                                   $252,164
                            ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.     COMMITMENTS

At December 31, 1997, commitments for construction of new developments and additions to existing properties amounted to $862. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company purchased the rights to lease land on which two of the outlet centers are situated for $1,520. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $468 and $419 at December 31, 1997 and 1996, respectively. These land leases and other land and equipment noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $778, $315 and $312 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum lease payments for the next five years and thereafter are as follows:


1998                                 $1,052
1999                                  1,069
2000                                  1,070
2001                                  1,063
2002                                  1,015
Thereafter                           43,121
                            ---------------
                                    $48,390
                            ===============


12.  ACQUISITIONS

During 1997, the Company completed the acquisition of three factory outlet centers containing approximately 303,000 square feet of gross leasable area for purchase prices which aggregated $37,500. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the consolidated results of operations since the applicable acquisition date.

The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the acquisitions had occurred as of the beginning of the respective period. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of the respective period, nor does it purport to represent the results of operations for future periods.

                                               1997             1996
                                          -------------  ---------------
                                                   (Unaudited)
Total revenues                                  $87,314          $81,006
Income before extraordinary item                 12,967           11,722
Net income                                       12,967           11,161
Basic net income per common share:
    Income before extraordinary item               1.59             1.46
    Net income                                     1.59             1.37
Diluted net income per common share:
    Income before extraordinary item               1.56             1.46
    Net income                                     1.56             1.37
                                          =============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


13.     QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following table sets forth summary quarterly financial information for the years ended December 31, 1997 and 1996.


       1997 BY QUARTER                                         FIRST           SECOND             THIRD             FOURTH
                                                      -------------- ---------------- -----------------  -----------------
       Total revenues                                        $19,225          $20,456           $21,657            $23,933
       Income before minority interest                         3,965            3,857             4,369              5,392
       Net income                                              2,858            2,814             3,162              3,993
       Basic net income per common share (1)                     .36              .34               .40                .45
       Diluted net income per common share (1)                   .36              .34               .39                .44
                                                      -------------- ---------------- -----------------  -----------------


       1996 BY QUARTER                                         FIRST           SECOND             THIRD             FOURTH
                                                      -------------- ---------------- -----------------  -----------------
       Total revenues                                        $18,123          $18,189           $19,453            $19,735
       Income before minority interest and
          extraordinary item                                   3,910            3,591             4,083              4,593
       Income before extraordinary item                        2,849            2,634             2,964              3,305
       Net income                                              2,288            2,634             2,964              3,305
       Basic earnings per common share:
          Income before extraordinary item                       .35              .32               .37                .42
          Net income                                             .26              .32               .37                .42
       Diluted earnings per common share:
          Income before extraordinary item                       .35              .32               .37                .42
          Net income                                             .26              .32               .37                .42
                                                      -------------- ---------------- -----------------  -----------------

    (1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

                        REPORT OF INDEPENDENT ACCOUNTANTS



     Our report on the consolidated financial statements of Tanger Factory Outlet Centers, Inc. and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           COOPERS & LYBRAND L.L.P.

Greensboro, North Carolina
January 19, 1998

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (In thousands)






                                                                                          Costs Capitalized
                                                                                     Subsequent to Acquisition
                                                         Initial Cost to Company           (Improvements)
             Description                               --------------------------    --------------------------
--------------------------------------                                  Buildings,                    Buildings,
Outlet Center                                                         Improvements                 Improvements
Name              Location             Encumbrances         Land       & Fixtures          Land     & Fixtures
----------------  -------------------- ---------------- ------------  ------------    ---------  ----------------
Barstow           Barstow, CA               $ ---             $3,941       $12,533        $ ---             $863
Blowing Rock      Blowing Rock, NC            ---              1,963         9,424          ---              ---
Boaz              Boaz, AL                    ---                616         2,195          ---            1,048
Bourne            Bourne, MA                  ---                899         1,361          ---              185
Branch            N. Branch, MN               ---                423         5,644          249            2,321
Branson           Branson, MO                 ---              4,557        25,040          ---            3,296
Casa Grande       Casa Grande, AZ             ---                753         9,091          ---            1,196
Clover            North Conway, NH            ---                393           672          ---               49
Commerce I        Commerce, GA             10,121                755         3,511          492            5,509
Commerce II       Commerce, GA                ---              1,299        14,046          541            9,661
Gonzales          Gonzales, LA                ---                947        15,895           17            3,381
Kittery-I         Kittery, ME               5,970              1,242         2,961          229            1,173
Kittery-II        Kittery, ME                 ---                921         1,835          530              222
Lancaster         Lancaster, PA            15,787              3,691        19,907          ---            5,416
Lawrence          Lawrence, KS                ---              1,013         5,542          439              443
LL Bean           North Conway, NH            ---              1,894         3,351          ---              165
Locust Grove      Locust Grove, GA            ---              2,609        11,801          ---            6,980
Manchester        Manchester, VT              ---                500           857          ---               66
Martinsburg       Martinsburg, WV             ---                800         2,812          ---            1,256
McMinnville       McMinnville, OR             ---              1,071         8,162            5              518
Nags Head         Nags Head, NC               ---              1,853         6,679          ---              ---
Pigeon Forge      Pigeon Forge, TN            ---                299         2,508          ---              995
Riverhead         Riverhead, NY               ---                ---        36,374        6,152           53,088
San Marcos        San Marcos, TX           10,206              2,012         9,440           17            8,940
Sevierville       Sevierville, TN             ---                ---        18,495          ---            4,303



                                             Gross Amount Carried at Close of Period
                                                        12/31/97 (1)                                                   Life Used to
             Description                   ------------------------------------------                                    Compute
-------------------------------------                     Buildings,                                                   Depreciation
Outlet Center                                           Improvements                      Accumulated    Date of        in Income
Name              Location                    Land       & Fixtures              Total    Depreciation  Construction    Statement
----------------  -------------------       ---------  --------------  --------------- --------------- --------------  -------------
Barstow           Barstow, CA                  $3,941         $13,396          $17,337          $2,132      1995            (2)
Blowing Rock      Blowing Rock, NC              1,963           9,424           11,387              79    1997 (3)          (2)
Boaz              Boaz, AL                        616           3,243            3,859           1,232      1988            (2)
Bourne            Bourne, MA                      899           1,546            2,445             623      1989            (2)
Branch            N. Branch, MN                   672           7,965            8,637           2,226      1992            (2)
Branson           Branson, MO                   4,557          28,336           32,893           4,446      1994            (2)
Casa Grande       Casa Grande, AZ                 753          10,287           11,040           3,205      1992            (2)
Clover            North Conway, NH                393             721            1,114             326      1987            (2)
Commerce I        Commerce, GA                  1,247           9,020           10,267           2,968      1989            (2)
Commerce II       Commerce, GA                  1,840          23,707           25,547           1,691      1995            (2)
Gonzales          Gonzales, LA                    964          19,276           20,240           4,494      1992            (2)
Kittery-I         Kittery, ME                   1,471           4,134            5,605           1,785      1986            (2)
Kittery-II        Kittery, ME                   1,451           2,057            3,508             737      1989            (2)
Lancaster         Lancaster, PA                 3,691          25,323           29,014           3,314    1994 (3)          (2)
Lawrence          Lawrence, KS                  1,452           5,985            7,437           1,287      1993            (2)
LL Bean           North Conway, NH              1,894           3,516            5,410           1,404      1988            (2)
Locust Grove      Locust Grove, GA              2,609          18,781           21,390           2,542      1994            (2)
Manchester        Manchester, VT                  500             923            1,423             355      1988            (2)
Martinsburg       Martinsburg, WV                 800           4,068            4,868           1,500      1987            (2)
McMinnville       McMinnville, OR               1,076           8,680            9,756           2,053      1993            (2)
Nags Head         Nags Head, NC                 1,853           6,679            8,532              63    1997 (3)          (2)
Pigeon Forge      Pigeon Forge, TN                299           3,503            3,802           1,373      1988            (2)
Riverhead         Riverhead, NY                 6,152          89,462           95,614           5,843      1993            (2)
San Marcos        San Marcos, TX                2,029          18,380           20,409           2,929      1993            (2)
Sevierville       Sevierville, TN                 ---          22,798           22,798             503    1997 (3)          (2)


               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           SCHEDULE III - (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (In thousands)







                                                                                          Costs Capitalized
                                                                                      Subsequent to Acquisition
            Description                                  Initial Cost to Company             (Improvements)
--------------------------------------                  --------------------------    --------------------------
                                                                       Buildings,                   Buildings,
Outlet Center                                                         Improvements                 Improvements
Name              Location             Encumbrances         Land       & Fixtures          Land     & Fixtures
----------------  -------------------- ---------------- ------------  ------------    ---------  --------------- -
Seymour           Seymour, IN                     8,184        1,794        13,249          ---               16
Stroud            Stroud, OK                        ---          446         7,048          ---            4,782
Terrell           Terrell, TX                       ---          805        13,432          ---            3,850
West Branch       West Branch, MI                 6,836          350         3,428          120            3,516
Williamsburg      Williamsburg, IA               16,946          706         6,781          716            9,337
----------------  -------------------- ---------------- ------------  ------------    ---------  ---------------
Totals                                          $74,050      $38,552      $274,074       $9,507         $132,575
================  ==================== ================ ============  ============    =========  =============== =

                                         Gross Amount Carried at Close of Period
            Description                                 12/31/97 (1)                                                Life Used to
--------------------------------------  ------------------------------------------                                     Compute
                                                     Buildings,                                                     Depreciation
Outlet Center                                       Improvements                       Accumulated    Date of        in Income
Name              Location                Land       & Fixtures              Total    Depreciation  Construction     Statement
----------------  --------------------  ---------  --------------  --------------- --------------- --------------  --------------
Seymour           Seymour, IN               1,794          13,265           15,059           2,397      1994            (2)
Stroud            Stroud, OK                  446          11,830           12,276           3,348      1992            (2)
Terrell           Terrell, TX                 805          17,282           18,087           2,881      1994            (2)
West Branch       West Branch, MI             470           6,944            7,414           1,863      1991            (2)
Williamsburg      Williamsburg, IA          1,422          16,118           17,540           4,578      1991            (2)
----------------  --------------------  ---------  --------------  --------------- --------------- --------------  --------------
Totals                                    $48,059        $406,649         $454,708         $64,177
================  ====================  =========  ==============  =============== =============== ==============  ==============




(1) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS APPROXIMATELY $429,597,000

(2) THE COMPANY GENERALLY USES ESTIMATED LIVES RANGING FROM 25 TO 33 YEARS FOR BUILDINGS AND 15 YEARS FOR LAND IMPROVEMENTS. TENANT FINISHING ALLOWANCES ARE DEPRECIATED OVER THE INITIAL LEASE TERM.

(3) REPRESENTS YEAR ACQUIRED

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           SCHEDULE III - (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (In thousands)




The changes in total real estate for the three years ended December 31, 1997 are as follows:




                                                                  1995                1996                 1997
                                                          ------------------- ------------------- ---------------------
     Balance, beginning of year                                      $292,406            $325,881              $358,361
     Acquisition of real estate                                           ---                 ---                37,500
     Improvements                                                      33,475              32,511                59,519
     Dispositions and other                                               ---                 (31)                 (672)
                                                          ------------------- ------------------- ---------------------
     Balance, end of year                                            $325,881            $358,361              $454,708
                                                          =================== =================== =====================

The changes in accumulated depreciation for the three years ended December 31, 1997 are as follows:



                                                                  1995                1996                 1997
                                                          ------------------- ------------------- ---------------------
     Balance, beginning of year                                       $18,007             $31,458               $46,907
     Depreciation for the period                                       13,451              15,449                17,327
     Dispositions and other                                               ---                 ---                   (57)
                                                          ------------------- ------------------- ---------------------
     Balance, end of year                                             $31,458             $46,907               $64,177
                                                          =================== =================== =====================
