Form 10-K/A
period 1997-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 1998-03-26
CIK 899715

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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

ITEM 6.  SELECTED FINANCIAL DATA

                                               1997           1996            1995            1994           1993
--------------------------------------- -------------  -------------  -------------- --------------- --------------
                                                         (In thousands, except per share and center data)
OPERATING DATA
  Total revenues                              $85,271        $75,500         $68,604         $45,988        $29,204
   Income before minority interest and
     extraordinary item                        17,583         16,177          15,352          15,147          8,555
  Income before extraordinary
     item(1)                                   12,827         11,752          11,218          11,168          4,574
  Net income (1)(3)                            12,827         11,191          11,218          11,168          1,898

--------------------------------------- -------------  -------------  -------------- --------------- --------------
SHARE DATA (2) Basic:
     Income before extraordinary item           $1.57          $1.46           $1.36           $1.32           $.90
     Net income (3)                             $1.57          $1.37           $1.36           $1.32           $.35
     Weighted average common shares             7,028          6,402           6,095           5,177          4,858
  Diluted:
     Income before extraordinary item           $1.54          $1.46           $1.36           $1.31           $.90
     Net income (3)                             $1.54          $1.37           $1.36           $1.31           $.35
     Weighted average common shares             7,140          6,408           6,096           5,211          4,869
  Common dividends paid                         $2.17          $2.06           $1.96           $1.80          $.535

--------------------------------------- -------------  -------------  -------------- --------------- --------------

BALANCE SHEET DATA
  Real estate assets, before depreciation    $454,708       $358,361        $325,881        $292,406       $137,666
  Total assets                                416,014        332,138         315,130         294,802        182,396
  Long-term debt                              229,050        178,004         156,749         121,323         20,316
  Shareholders' equity (6)                    122,119        101,738         107,560         115,413        121,605

--------------------------------------- -------------  -------------  -------------- --------------- --------------
OTHER DATA
  EBITDA (5)                                  $52,857        $46,633         $41,058         $26,089        $17,519
  Funds from operations (4)                   $35,840        $32,313         $29,597         $23,189        $12,008
  Cash flows provided by (used in):
     Operating activities                     $39,214        $38,051         $32,423         $21,304        $11,571
     Investing activities                    $(93,636)      $(36,401)       $(44,788)      $(143,683)      $(49,277)
     Financing activities                     $55,444        $(4,176)        $13,802         $80,661        $81,324
  Gross leasable area open at year end          4,458          3,739           3,507           3,115          1,980
  Number of centers                                30             27              27              25             19
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

(6) Amounts have been restated to reflect an allocation from paid in capital to minority interest for their interest in the net assets of the Company after giving effect for the issuance of Common Shares and the conversions of Preferred Shares into Common Shares.

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

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with net income as presented in the audited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

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

March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                           Title                         Date
     ---------                           -----                         ----
/s/ Stanley K. Tanger            Chairman of the Board and      March 23, 1998
---------------------            Chief Executive Officer
Stanley K. Tanger                (Principal Executive Officer)

/s/ Steven B. Tanger             Director, President and        March 23, 1998
--------------------             Chief Operating Officer
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.    Vice President and             March 23, 1998
-----------------------------    Chief Financial Officer
Frank C. Marchisello, Jr.        (Principal Financial and
                                 Accounting Officer)

/s/ Jack Africk                  Director                       March 23, 1998
---------------
Jack Africk

/s/ William G. Benton            Director                       March 23, 1998
---------------------
William G. Benton

/s/ Thomas E. Robinson           Director                       March 23, 1998
----------------------
Thomas E. Robinson

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

As described in Note 2, the accompanying financial statements have been restated.

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
                                                                                     =============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                                           $150,000            $75,000
        Mortgages payable                                                                   74,050             75,204
        Lines of credit                                                                      5,000             27,800
                                                                                     -------------  -----------------
                                                                                           229,050            178,004
   Construction trade payables                                                              12,913              8,320
   Accounts payable and accrued expenses                                                    13,526              9,558
                                                                                     -------------  -----------------
        TOTAL LIABILITIES                                                                  255,489            195,882
                                                                                     -------------  -----------------
Commitments
Minority interest                                                                           38,406             34,518
                                                                                     -------------  -----------------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 90,689 and
       106,419 shares issued and outstanding at December 31, 1997 and 1996                       1                  1
   Common shares, $.01 par value, 50,000,000 shares authorized, 7,853,936 and
        6,602,510 shares issued and outstanding at December 31, 1997 and 1996                   78                 66
   Paid in capital                                                                         137,020            112,465
   Distributions in excess of net income                                                   (14,980)           (10,794)
                                                                                     -------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY                                                         122,119            101,738
                                                                                     -------------  -----------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $416,014           $332,138
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

                                                                                   Distributions       Total
                                             Preferred    Common        Paid in    in Excess of    Shareholders'
                                              Shares      Shares        Capital    Net Income         Equity
                                            ---------- ------------  ------------ -------------  ----------------
BALANCE, DECEMBER 31, 1994,
    as previously reported                          $2          $55      $120,927      $(2,807)          $118,177
Adjustment for minority interest in
    the Operating Partnership                       --           --        (2,764)          --             (2,764)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                           2           55       118,163       (2,807)           115,413
Conversion of 87,960 preferred
    shares into 792,506 common shares              (l)            8           (7)           ---               ---
Issuance of 600 common shares upon
   exercise of unit options                        ---          ---            14           ---                14
Compensation under Unit Option Plan                ---          ---           224           ---               224
Adjustment for minority interest in the
   Operating Partnership                           ---          ---        (4,489)          ---            (4,489)
Net income                                         ---          ---           ---        11,218            11,218
Preferred dividends ($17.66 per share)             ---          ---           ---       (2,944)           (2,944)
Common dividends ($1.96 per share)                 ---          ---           ---      (11,876)          (11,876)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           1           63       113,905       (6,409)           107,560
Conversion of 35,065 preferred shares
into 315,929 common shares                         ---            3           (3)           ---               ---
Compensation under Unit Option Plan                ---          ---           229           ---               229
Adjustment for minority interest in the
   Operating Partnership                           ---          ---        (1,666)          ---            (1,666)
Net income                                         ---          ---           ---        11,191            11,191
Preferred dividends ($18.56 per share)             ---          ---           ---       (2,416)           (2,416)
Common dividends ($2.06 per share)                 ---          ---           ---      (13,160)          (13,160)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                           1           66       112,465      (10,794)           101,738

Conversion of 15,730 preferred shares
into 141,726 common shares                         ---            1           (1)           ---               ---
Issuance of 29,700 common shares upon
   exercise of unit options                        ---          ---           703           ---               703
Issuance of 1,080,000 common shares,
   net of issuance costs                           ---           11        29,230           ---            29,241
Compensation under Unit Option Plan                ---          ---           234           ---               234
Adjustment for minority interest in the
   operating partnership                           ---          ---        (5,611)          ---            (5,611)
Net income                                         ---          ---           ---        12,827            12,827
Preferred dividends ($19.55 per share)             ---          ---           ---       (1,789)           (1,789)
Common dividends ($2.17 per share)                 ---          ---           ---      (15,224)          (15,224)
                                            ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                          $1          $78      $137,020     $(14,980)          $122,119
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


     RESTATEMENT - The accompanying consolidated financial position and statements of shareholders' equity have been restated to reflect an allocation from paid in capital to minority interest for their interest in the net assets of the Company after giving effect for the issuance of Common Shares and the conversions of Preferred Shares into Common Shares. This reallocation had no effect on net income or earnings per share of the Company or allocations of net income to the General and Limited Partners of the Operating Partnership.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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
