Form 10-Q
period 1998-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 1998-08-14
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to ______________

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

                     --------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                        7,900,040 shares of Common Stock,
                $.01 par value, outstanding as of July 31, 1998

--------------------------------------------------------------------------------

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                 Page Number
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
            For the three and six months ended
            June 30, 1998 and 1997                                   3

         Consolidated Balance Sheets
            As of June 30, 1998 and December 31, 1997                4

         Consolidated Statements of Cash Flows
            For the three and six months ended
            June 30, 1998 and 1997                                   5

         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8



                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                           16

Item 2.  Changes in Securities and Use of Proceeds                   16

Item 4.  Submission of Matters to a Vote of Security Holders         17

Item 6.  Exhibits and Reports on Form 8-K                            17

Signatures                                                           18


                                 TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                              1998            1997                1998           1997
                                                          -------------  --------------       -------------  -------------
                                                                   (Unaudited)                        (Unaudited)
                                                                   --------------                      -------------
REVENUES
   Base rentals                                                 $16,469         $13,710             $32,124        $26,958
   Percentage rentals                                               381             305                 875            703
   Expense reimbursements                                         7,125           6,202              13,485         11,599
   Other income                                                     375             239                 672            421
                                                          -------------  --------------       -------------  -------------
        Total revenues                                           24,350          20,456              47,156         39,681
                                                          -------------  --------------       -------------  -------------
EXPENSES
   Property operating                                             7,397           6,523              14,049         12,148
   General and administrative                                     1,640           1,504               3,339          3,028
   Interest                                                       5,433           3,957              10,225          7,779
   Depreciation and amortization                                  5,545           4,615              10,679          8,904
                                                          -------------  --------------       -------------  -------------
        Total expenses                                           20,015          16,599              38,292         31,859
                                                          -------------  --------------       -------------  -------------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE,
   MINORITY INTEREST AND EXTRAORDINARY ITEM                       4,335           3,857               8,864          7,822
Gain on sale of real estate                                         ---             ---                 994            ---
                                                          -------------  --------------        -------------  -------------
INCOME BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                         4,335           3,857               9,858          7,822
Minority interest                                                (1,070)         (1,043)             (2,478)        (2,150)
                                                          -------------  --------------        -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM                                  3,265           2,814               7,380          5,672
Extraordinary item - Loss on early extinguishment
   of debt, net of minority interest of $128                        ---             ---                (332)           ---
                                                          -------------  --------------       -------------  -------------
NET INCOME                                                       $3,265          $2,814              $7,048         $5,672
                                                          =============  ==============        =============  =============

BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary item                                $.35            $.34                $.82           $.71
   Extraordinary item                                               ---             ---               (.05)            ---
                                                          -------------  --------------       -------------  -------------
   Net income                                                      $.35            $.34                $.77            .71
                                                          =============  ==============       =============  =============
DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary item                                $.34            $.34                $.80           $.70
   Extraordinary item                                               ---             ---               (.04)            ---
                                                          -------------  --------------       -------------  -------------
   Net income                                                      $.34            $.34                $.76           $.70
                                                          =============  ==============       =============  =============

DIVIDENDS PAID PER COMMON SHARE                                    $.60            $.55               $1.15          $1.07
                                                          =============  ==============       =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        1998              1997
                                                                                   ---------------  -----------------
                                                                                       (Unaudited)
ASSETS
   Rental property
        Land                                                                               $49,036            $48,059
        Buildings, improvements and fixtures                                               427,960            379,842
        Developments under construction                                                      3,457             26,807
                                                                                   ---------------  -----------------
                                                                                           480,453            454,708
        Accumulated depreciation                                                           (73,887)           (64,177)
                                                                                   ---------------  -----------------
             Rental property, net                                                          406,566            390,531
   Cash and cash equivalents                                                                 2,956              3,607
   Deferred charges, net                                                                     8,707              8,651
   Other assets                                                                             14,178             13,225
                                                                                   ---------------  -----------------
        TOTAL ASSETS                                                                      $432,407           $416,014
                                                                                   ===============  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                                           $150,000           $150,000
        Mortgages payable                                                                   73,434             74,050
        Lines of credit                                                                     33,400              5,000
                                                                                   ---------------  -----------------
                                                                                           256,834            229,050
   Construction trade payables                                                               6,924             12,913
   Accounts payable and accrued expenses                                                    11,265             13,526
                                                                                   ---------------  -----------------
        TOTAL LIABILITIES                                                                  275,023            255,489
                                                                                   ---------------  -----------------
Commitments
Minority interest                                                                           37,477             38,406
                                                                                   ---------------  -----------------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 89,310 and
       90,689 shares issued and outstanding
       at June 30, 1998 and December 31, 1997                                                    1                  1
   Common shares, $.01 par value, 50,000,000 shares authorized,
       7,897,878 and 7,853,936 shares issued and outstanding
       at June 30, 1998 and December 31, 1997                                                   79                 78
   Paid in capital                                                                         137,732            137,020
   Distributions in excess of net income                                                   (17,905)           (14,980)
                                                                                   ---------------  -----------------
        TOTAL SHAREHOLDERS' EQUITY                                                         119,907            122,119
                                                                                   ---------------  -----------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $432,407           $416,014
                                                                                   ===============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                                            SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                           1998                  1997
                                                                                    ----------------------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                             $7,048                $5,672
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       10,679                 8,904
      Amortization of deferred financing costs                                               542                   504
      Minority interest                                                                    2,350                 2,150
      Loss on early extinguishment of debt                                                   460                   ---
      Gain on sale of real of estate                                                        (994)                  ---
      Straight-line base rent adjustment                                                    (470)                 (207)
      Compensation under Unit Option Plan                                                    168                   169
   Increase (decrease) due to changes in:
      Other assets                                                                          (793)                 (469)
      Accounts payable and accrued expenses                                               (2,261)                 (184)
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      16,729                16,539
                                                                                    ------------  --------------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                                      (17,000)              (18,000)
   Additions to rental properties                                                        (16,298)              (23,010)
   Additions to deferred lease costs                                                      (1,313)               (1,015)
   Net proceeds from sale of real estate                                                   2,411                   ---
                                                                                    ------------  --------------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (32,200)              (42,025)
                                                                                    ------------  --------------------
FINANCING ACTIVITIES
   Cash dividends paid                                                                    (9,973)               (8,091)
   Distributions to minority interest                                                     (3,488)               (3,245)
   Proceeds from notes payable                                                               ---                   ---
   Repayments on notes payable                                                              (616)                 (564)
   Proceeds from revolving lines of credit                                                56,190                61,875
   Repayments on revolving lines of credit                                               (27,790)              (24,425)
   Additions to deferred financing costs                                                    (257)                  (46)
   Proceeds from exercise of unit options                                                    754                   ---
                                                                                    ------------  --------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                      14,820                25,504
                                                                                    ------------  --------------------
Net increase (decrease) in cash and cash equivalents                                        (651)                   18
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,607                 2,585
                                                                                    ------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $2,956                $2,603
                                                                                    ============  ====================

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1998 and 1997 amounted to $6,924 and $13,226, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
              (In thousands, except per share and square feet data)
                                   (Unaudited)

1.      INTERIM FINANCIAL STATEMENTS

        The unaudited Consolidated Financial Statements of Tanger Factory Outlet Centers, Inc., a North Carolina corporation (the "Company"), have been prepared pursuant to generally accepted accounting principles and should be read in conjunction with the Financial Statements and Notes thereto of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

        The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2.      ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT OF RENTAL PROPERTIES

        On March 31, 1998, the Company completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA containing approximately 173,000 square feet, for an aggregate purchase price of $17,000. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the consolidated results of operations since the acquisition date.

        On March 31, 1998, the Company also completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1,850 and the sale of two outparcels at other centers for sales prices aggregating $690. As a result of these dispositions, the Company recognized a gain on sale of real estate of $994 for the six months ended June 30, 1998.

        During the first six months, the Company placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26,807 as of December 31, 1997 to $3,457 at June 30, 1998. In addition, the Company has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $800 at June 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Company.

        Interest costs capitalized during the three months ended June 30,1998 and 1997 amounted to $63 and $651, respectively, and during the six months ended June 30, 1998 and 1997 amounted to $399 and $1,052, respectively.
                                        6

3.      LONG-TERM DEBT

        During the first six months, the Company amended certain of its unsecured lines of credit to increase the maximum borrowing capacity by an aggregate amount of $25,000. In addition, the Company terminated its $50,000 secured line of credit and expensed the related unamortized deferred financing costs, recognizing an extraordinary loss, net of minority interest, of $332 in the accompanying statements of operations.

        At June 30, 1998, the Company had revolving lines of credit with an unsecured borrowing capacity of $100,000, of which $66,600 was available for additional borrowings.

4.      INCOME PER SHARE

        The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, which the Company adopted in its financial statements for the year ended December 31, 1997.

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                                1998           1997                1998           1997
                                                           ----------------------------------------------------------------
BASIC EARNINGS PER SHARE
   Income before extraordinary item                                $3,265        $2,814               $7,380         $5,672
   Less: Preferred Share dividends                                   (484)         (496)                (952)          (908)
                                                           ----------------------------------------------------------------
   Income available to common shareholders                         $2,781        $2,318               $6,428         $4,764
   Weighted average Common Shares                                   7,883         6,743                7,871          6,725
                                                           ----------------------------------------------------------------
        Basic earnings per share                                     $.35          $.34                 $.82           $.71
                                                           ================================================================
DILUTED EARNINGS PER SHARE
   Income before extraordinary item                                $3,265        $2,814               $7,380         $5,672
   Less: Preferred Share dividends                                   (484)         (496)                (952)          (908)
                                                           ----------------------------------------------------------------
   Income available to common shareholders                         $2,781        $2,318               $6,428         $4,764
                                                           ----------------------------------------------------------------
   Shares:
        Weighted average Common Shares                              7,883         6,743                7,871          6,725
        Effect of outstanding share and unit options                  193            73                  186             68
                                                           ----------------------------------------------------------------
        Weighted average Common Shares plus
            assumed conversions                                     8,076         6,816                8,057          6,793
                                                           ----------------------------------------------------------------
        Diluted earnings per share                                   $.34          $.34                 $.80           $.70
                                                           ================================================================

        Options to purchase Common Shares which were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common Shares totaled 6 and 129 for both the three and six months ended June 30, 1998 and 1997, respectively. The assumed conversion of Preferred Shares to Common Shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership Units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership Unit is equivalent to earnings allocated to a Common Share.

5.         SUBSEQUENT EVENTS

        On July 31, 1998, the Company completed the acquisition of Sanibel Factory Stores, a factory outlet center on the Gulf coast of Florida between Fort Myers and Sanibel Island containing approximately 186,000 square feet, for a purchase price of $27.65 million. The acquisition will be accounted for using the purchase method whereby the purchase price is allocated to assets acquired based on their fair values. The acquisition was financed primarily with additional borrowings under available lines of credit.

        In addition, on July 30, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (a "Right") for each then outstanding Common Share of the Company. The Rights and the redemption price are payable to shareholders of record on August 27, 1998.

        Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of Junior Participating Preferred Shares of the Company at an exercise price of $120. The Rights will expire on August 26, 2008.

        Under certain circumstances, if an acquiring person or group acquires 15% or more of the Company's outstanding Common Shares, an exercisable Right will entitle its holder (other than the acquirer) to buy, at the Right's then-current exercise price, Common Shares of the Company having a market value of two times the exercise price of one Right. If an acquirer acquires at least 15%, but less than 50%, of the Company's Common Shares, the Board may exchange each Right (other than those of the acquirer) for one Common Share (or one one-hundredth of a Class B Preferred Share) per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy, at the Right's then-current exercise price, Common Shares of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $.01 per Right at any time prior to a person or group acquiring a 15% position.

        The Rights were not adopted in response to any specific takeover threat.


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

The discussion of the Company's results of operations reported in the Consolidated Statements of Operations compares the three and six months ended June 30, 1998 with the three and six months ended June 30, 1997. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy since GLA is not reduced when original occupied space subsequently becomes vacant.

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

During the first six months, the Company placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $3.5 million at June 30, 1998. In addition, the Company has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet).

A summary of the operating results for three and six months ended June 30, 1998 and 1997, calculated on a weighted average GLA basis, is presented in the following table.

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                             1998             1997            1998              1997
                                                  -------------------------------------------------------------------
GLA at end of period (000's)                                  4,734          3,993            4,734             3,993
Weighted Average GLA(a) (000's)                               4,729          3,917            4,615             3,850
Outlet centers in operation                                      30             28               30                28
New centers opened                                              ---            ---              ---               ---
New centers acquired                                            ---            ---                1                 1
Centers sold                                                    ---            ---                1               ---
Centers expanded                                                ---              1              ---                 1
States operated in at end of period                              22             22               22                22

     Per square foot
Revenues
     Base rentals                                             $3.48          $3.50            $6.96             $7.00
     Percentage rentals                                         .08            .08              .19               .18
     Expense reimbursements                                    1.51           1.58             2.92              3.01
     Other income                                               .08            .06              .15               .11
                                                  -------------------------------------------------------------------
          Total revenue                                        5.15           5.22            10.22             10.30
                                                  -------------------------------------------------------------------
Expenses
     Property operating                                        1.56           1.67             3.04              3.16
     General and administrative                                 .35            .38              .72               .79
     Interest                                                  1.15           1.01             2.22              2.02
     Depreciation and amortization                             1.17           1.18             2.31              2.31
                                                  -------------------------------------------------------------------
          Total expenses                                       4.23           4.24             8.29              8.28
                                                  -------------------------------------------------------------------
Income before gain on sale of real estate,
   minority interest and extraordinary item                   $0.92          $0.98            $1.93             $2.02
                                                  ===================================================================

(A)  GLA WEIGHTED BY MONTHS OF OPERATIONS. GLA IS NOT ADJUSTED FOR FLUCTUATIONS
     IN OCCUPANCY AS IT IS NOT REDUCED WHEN ORIGINAL OCCUPIED SPACE SUBSEQUENTLY
     BECOMES VACANT.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

Base rentals increased $2.8 million, or 20%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 21% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in October 1997 (180,000 square feet) and March 1998 (173,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.02 in the three months ended June 30, 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square
                                       10
foot. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period remained level with the 1997 period at $3.50 per square foot.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $76,000, or 25%, due primarily to the expansions completed in 1997. On a weighted average GLA basis, percentage rentals were level with the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased slightly from 95% in the 1997 period to 96% in the 1998 period.

Property operating expenses increased by $874,000, or 13%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.11 per square foot to $1.56 from $1.67. The decrease was primarily due to a decrease in expenses for advertising and promotion and common area maintenance incurred during the 1998 period compared to the 1997 period.

General and administrative expenses increased $136,000, or 9%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased in the 1998 period compared to the 1997 period from 7.4% to 6.7%, and on a weighted average GLA basis, decreased $.03 per square foot to $.35 in 1998.

Interest expense increased $1.5 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA decreased slightly from $1.18 per square foot in the 1997 period to $1.17 per square foot in the 1998 period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

Base rentals increased $5.2 million, or 19%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 20% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in February 1997 (approximately 123,000 square feet), October 1997 (180,000 square feet) and March 1998 (173,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.04 in the first six months of 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square foot. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period remained level with the 1997 period at $7.00 per square foot.

Percentage rentals increased $172,000, or 24%, due to the acquisitions and expansions completed in 1997. On a weighted average GLA basis, percentage rentals increased slightly from $.18 to $.19 per square foot. For the six months ended June 30, 1998, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1,1997, were level with that of the previous year. Total tenant sales for all centers increased approximately 21% for the first six months in 1998 to $422 million compared to $348 million for the same period in 1997.

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

Property operating expenses increased by $1.9 million, or 16%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.12 per square foot to $3.04 from $3.16. The decrease is primarily due to improved operating efficiencies and lower other non-reimbursable operating costs per square foot.

General and administrative expenses increased $311,000, or 10%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased from approximately 7.6% of revenues in the 1997 period to 7.1% in the 1998 period and, on a weighted average GLA basis, decreased $.07 per square foot to $.72 in 1998.

Interest expense increased $2.4 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA remained level in the 1998 period when compared with the 1997 period at $2.31 per square foot.

The gain on sale of real estate for the six months ended June 30, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary loss for the six months ended June 30, 1998 represents a write-off of the unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.7 and $16.5 million for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities amounted to $32.2 and $42.0 million during the first six months of 1998 and 1997, respectively, reflecting lower levels of construction activity in the 1998 period compared to the 1997 period. The net decrease in the 1998 period is also attributable to the proceeds received from the sale of one factory outlet center and two outparcels located at other existing centers. Net cash from financing activities amounted to $14.8 and $25.5 million during the first six months of 1998 and 1997, respectively, and has decreased consistently with the capital needs of the current acquisition and expansion activity. The net decrease of $10.7 million in the 1998 period compared with the 1997 period also reflects additional dividends paid as a result of additional Common Shares outstanding and a $.08 per share increase in the quarterly dividend distributions.

During the first six months, the Company placed in service the related assets of the expansions which were significantly underway at December 31, 1997 totaling approximately 297,000 square feet. As a result, the balance sheet caption Developments under Construction decreased from $26.8 million as of December 31, 1997 to $3.5 million at June 30, 1998. In addition, the Company has begun construction on additional expansions to the properties in Branson, MO (25,000 square feet) and Sevierville, TN (96,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $800,000 at June 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond and will consider other acquisitions that are suitable for its portfolio. The Company is continuing the preleasing of two planned sites located in Concord, North Carolina (Charlotte) and Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Company regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company has an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Company maintains revolving lines of credit which provide for unsecured borrowings of up to $100 million, of which $66.6 million was available for additional borrowings as of June 30, 1998. Subsequent to June 30, 1998, the Company used a portion of these available borrowings to finance the acquisition of Sanibel Factory Stores, which was acquired for a purchase price of $27.65 million. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned remaining capital expenditures during 1998.

Management is continuing its strategy of unencumbering the Company's real estate assets to improve its access to capital with more favorable interest rates. During the first six months of 1998, the Company terminated a $50 million secured line of credit and increased the unsecured lines of credit by $25 million. At June 30, 1998, approximately 71% of the outstanding long-term debt represented unsecured borrowings and approximately 78% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on June 30, 1998 was 8.4%.

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

On July 9, 1998, the Board of Directors of the Company declared a $.60 cash dividend per common share payable on August 14, 1998 to each shareholder of record on July 30, 1998, and caused a $.60 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.5406 per preferred depositary share payable on August 14, 1998 to each shareholder of record on July 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to shareholders. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Company is evaluating the provisions of SFAS No. 131, and has determined the impact, if any, will not be significant to the financial statements.

In May 1998, the Emerging Issues Task Force of the FASB reached a consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods". The consensus states that a lessor should defer recognition of contingent rental income until specified targets that trigger the contingent rent are met. Since the Company is currently, and has historically followed this practice when recognizing percentage rental income, the adoption of this consensus is expected to have no impact on the Company's current accounting practices.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS
133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

Below is a computation of FFO for the three and six months ended June 30, 1998 and 1997 as well as actual cash flow and other data for those respective periods:

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30                                JUNE 30
                                                        ------------------------------------------------------------------
                                                            1998         1997                     1998           1997
                                                        ----------- ------------------------------------------------------
                                                                                (In thousands)
Income before gain on sale or real estate, minority
   interest and extraordinary item                           $4,335        $3,857                   $8,864          $7,822
Adjusted for depreciation and amortization uniquely
   significant to real estate                                 5,503         4,574                   10,589           8,811
                                                        ------------------------------------------------------------------
Funds from operations before minority interest               $9,838        $8,431                  $19,453         $16,633
                                                        ==================================================================
Diluted weighted average shares outstanding(1)               11,915        10,667                   11,900          10,663
                                                        ==================================================================
Cash flows provided by (used in):
   Operating activities                                                                           $ 16,729        $ 16,539
   Investing activities                                                                           $(32,200)       $(42,025)
   Financing activities                                                                           $ 14,820        $ 25,504

(1) ASSUMES THE OPERATING PARTNERSHIP UNITS HELD BY THE MINORITY INTEREST, PREFERRED SHARES OF THE COMPANY AND STOCK AND UNIT OPTIONS ARE CONVERTED TO COMMON SHARES OF THE COMPANY.

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

Approximately 168,000 square feet of space is up for renewal during the remaining part of 1998 and approximately 733,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, certain tenants have requested, or may request, and management may grant, from time to time, a reduction in rent to remain in operation.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 30, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (a "Right") for each then outstanding Common Share of the Company. The Rights and the redemption price are payable to shareholders of record on August 27, 1998.

Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of Junior Participating Preferred Shares of the Company at an exercise price of $120. The Rights will expire on August 26, 2008.

Under certain circumstances, if an acquiring person or group acquires 15% or more of the Company's outstanding Common Shares, an exercisable Right will entitle its holder (other than the acquirer) to buy, at the Right's then-current exercise price, Common Shares of the Company having a market value of two times the exercise price of one Right. If an acquirer acquires at least 15%, but less than 50%, of the Company's Common Shares, the Board may exchange each Right (other than those of the acquirer) for one Common Share (or one one-hundredth of a Class B Preferred Share) per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy, at the Right's then-current exercise price, Common Shares of the acquiring company having a market value of two times the exercise price of one Right. The Company may redeem the Rights at $.01 per Right at any time prior to a person or group acquiring a 15% position.

The Rights were not adopted in response to any specific takeover threat.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 1998, the Company held its Annual Meeting of Shareholders. The matters on which common shareholders voted were the election of five directors to serve until the next Annual Meeting of Shareholders; to ratify the amendment and restatement of the Share Option Plan and the Unit Option Plan (the "Plans") in order to (i) reflect amendments previously approved by shareholders, (ii) conform the Plans to changes to Rule 16b-3 of the Exchange Act with respect to Options granted to officers and directors of the Company, (iii) permit the grant of Options intended to qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code, (iv) permit discretionary Option grants to Independent Directors and (v) amend the Plans in certain other respects; and the ratification of an amendment to the 1993 Share Option Plan and the 1993 Unit Option Plan to increase from 1,500,000 to 1,750,000 the number of Common Shares and Units which may be issued under the Share Option Plan and the Unit Option Plan. The results of the voting are shown below:

                                                   ELECTION OF DIRECTORS

               Nominees                                  Votes For                       Votes Withheld
               --------                                  ---------                       --------------
               Stanley K. Tanger                         7,336,119                               40,807
               Steven B. Tanger                          7,336,565                               40,361
               Jack Africk                               7,328,640                               48,286
               William G. Benton                         7,331,842                               45,084
               Thomas E. Robinson                        7,330,642                               46,284

                                 AMENDMENT AND RESTATEMENT TO SHARE AND UNIT OPTION PLANS

               Votes cast for amendment                                 6,186,628
               Votes cast against amendment                             1,143,239
               Votes abstained                                             47,058


                            AMENDMENT TO PLANS TO INCREASE NUMBER OF AVAILABLE SHARES AND UNITS

               Votes cast for amendment                                 5,296,486
               Votes cast against amendment                             2,033,446
               Votes abstained                                             46,994

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TANGER FACTORY OUTLET CENTERS, INC.




                                     By:    /s/  FRANK C. MARCHISELLO, JR.
                                            ------------------------------
                                            Frank C. Marchisello, Jr.
                                       Vice President, Chief Financial Officer






DATED:   August 10, 1998