Form 10-Q
period 1998-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 1998-11-13
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____ to_____

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

                                 (336) 274-1666
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    ---

                        7,902,607 shares of Common Stock,
               $.01 par value, outstanding as of October 30, 1998

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                                  Page Number
Item 1.  Financial Statements (Unaudited)
         Consolidated Statements of Operations
             For the three and nine months ended September 30, 1998 and 1997           3

         Consolidated Balance Sheets
             As of September 30, 1998 and December 31, 1997                            4

         Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1998 and 1997                     5

         Notes to Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8



                           Part II. Other Information

Item 1.  Legal proceedings                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                             17

Signatures                                                                            18

                      TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)


                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                   1998        1997             1998        1997
                                                -----------------------------------------------------
                                                      (Unaudited)                  (Unaudited)

REVENUES

   Base rentals                                    $16,771      $14,404          $48,895     $41,362
   Percentage rentals                                  803          779            1,678       1,482
   Expense reimbursements                            6,957        6,200           20,442      17,799
   Other income                                        536          274            1,208         695
                                                ----------  -----------      ----------- -----------
        Total revenues                              25,067       21,657           72,223      61,338
                                                ----------  -----------      ----------- -----------
EXPENSES
   Property operating                                7,981        6,584           22,030      18,732
   General and administrative                        1,627        1,500            4,966       4,528
   Interest                                          5,840        4,414           16,065      12,193
   Depreciation and amortization                     5,728        4,790           16,407      13,694
                                                ----------  -----------      ----------- -----------
        Total expenses                              21,176       17,288           59,468      49,147
                                                ----------  -----------      ----------- -----------
Income before gain on sale of real estate,
   minority interest and extraordinary item          3,891        4,369           12,755      12,191
Gain on sale of real estate                            ---          ---              994         ---
                                                ----------  -----------      ----------- -----------
Income before minority interest
   and extraordinary item                            3,891        4,369           13,749      12,191
Minority interest                                     (946)      (1,207)          (3,424)     (3,357)
                                                ----------  -----------      ----------- -----------
Income before extraordinary item                     2,945        3,162           10,325       8,834
Extraordinary item - Loss on early extinguishment
   of debt, net of minority interest of $128           ---          ---             (332)        ---
                                                ----------  -----------      ----------- -----------
Net income                                          $2,945       $3,162           $9,993      $8,834
                                                ==========  ===========      =========== ===========

Basic earnings per common share
   Income before extraordinary item                   $.31         $.40            $1.13       $1.11
   Extraordinary item                                  ---          ---            (.04)         ---
                                                ----------  -----------      ----------- -----------
   Net income                                         $.31         $.40            $1.09        1.11
                                                ==========  ===========      =========== ===========
Diluted earnings per common share:
   Income before extraordinary item                   $.31         $.39            $1.11       $1.09
   Extraordinary item                                  ---          ---            (.05)         ---
                                                ----------  -----------      ----------- -----------
   Net income                                         $.31         $.39            $1.06       $1.09
                                                ==========  ===========      =========== ===========

Dividends paid per common share                       $.60         $.55            $1.75       $1.62
                                                ==========  ===========      =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)


                                                                  September 30,    December 31,
                                                                       1998            1997
                                                                 -------------------------------
                                                                             (Unaudited)
ASSETS
   Rental property
        Land                                                              $53,869        $48,059
        Buildings, improvements and fixtures                              456,510        379,842
        Developments under construction                                     9,299         26,807
                                                                 ---------------- --------------
                                                                          519,678        454,708
        Accumulated depreciation                                          (79,282)       (64,177)
                                                                 ---------------- --------------
             Rental property, net                                         440,396        390,531
   Cash and cash equivalents                                                2,659          3,607
   Deferred charges, net                                                    8,765          8,651
   Other assets                                                            12,224         13,225
                                                                 ---------------- --------------
        Total assets                                                     $464,044       $416,014
                                                                 ================ ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Long-term debt
        Senior, unsecured notes                                          $150,000       $150,000
        Mortgages payable                                                  73,116         74,050
        Lines of credit                                                    65,330          5,000
                                                                 ---------------- --------------
                                                                          288,446        229,050
   Construction trade payables                                              8,649         12,913
   Accounts payable and accrued expenses                                   12,698         13,526
                                                                 ---------------- --------------
        Total liabilities                                                 309,793        255,489
                                                                 ---------------- --------------
Commitments
Minority interest                                                          36,628         38,406
                                                                 ---------------- --------------
Shareholders' equity
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 88,770 and
       90,689 shares issued and outstanding
       at September 30, 1998 and December 31, 1997                              1              1
   Common shares, $.01 par value, 50,000,000 shares authorized,
       7,903,102 and 7,853,936 shares issued and outstanding
       at September 30, 1998 and December 31, 1997                             79             78
   Paid in capital                                                        137,724        137,020
   Distributions in excess of net income                                  (20,181)       (14,980)
                                                                 ---------------- --------------
        Total shareholders' equity                                        117,623        122,119
                                                                 ---------------- --------------
             Total liabilities and shareholders' equity                  $464,044       $416,014
                                                                 ================ ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        1998          1997
                                                                     ---------------------------
                                                                             (Unaudited)
OPERATING ACTIVITIES
   Net income                                                            $9,993           $8,834
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      16,407           13,694
      Amortization of deferred financing costs                              810              780
      Minority interest                                                   3,296            3,357
      Loss on early extinguishment of debt                                  460              ---
      Gain on sale of real of estate                                       (994)             ---
      Straight-line base rent adjustment                                   (573)            (328)
      Compensation under Unit Option Plan                                   177              253
   Increase (decrease) due to changes in:
      Other assets                                                        1,159             (107)
      Accounts payable and accrued expenses                                (828)          (1,140)
                                                                     ---------- ----------------
           Net cash provided by operating activities                     29,907           25,343
                                                                     ---------- ----------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                     (44,650)         (37,500)
   Additions to rental properties                                       (26,267)         (36,231)
   Additions to deferred lease costs                                     (1,891)          (1,489)
   Net proceeds from sale of real estate                                  2,561              ---
                                                                     ---------- ----------------
           Net cash used in investing activities                        (70,247)         (75,220)
                                                                     ---------- ----------------
FINANCING ACTIVITIES
   Net proceeds from issuance of common shares                              ---           27,038
   Cash dividends paid                                                  (15,194)         (12,249)
   Distributions to minority interest                                    (5,308)          (4,914)
   Repayments on notes payable                                             (934)            (856)
   Proceeds from revolving lines of credit                              112,945          107,050
   Repayments on revolving lines of credit                              (52,615)         (65,800)
   Additions to deferred financing costs                                   (264)            (102)
   Proceeds from exercise of unit options                                   762              483
                                                                     ---------- ----------------
           Net cash provided by financing activities                     39,392           50,650
                                                                     ---------- ----------------
Net increase (decrease) in cash and cash equivalents                       (948)             773
Cash and cash equivalents, beginning of period                            3,607            2,585
                                                                     ---------- ----------------
Cash and cash equivalents, end of period                                 $2,659           $3,358
                                                                     ========== ================

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 1998 and 1997 amounted to $8,649 and $19,160, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                       TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      September 30, 1998
                    (In thousands, except per share and square feet data)
                                          (Unaudited)

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

2.     Acquisitions, Dispositions and Development of Rental Properties

       On July 31, 1998, the Company completed the acquisition of Sanibel Factory Stores, a factory outlet center on the Gulf coast of Florida between Fort Myers and Sanibel Island containing approximately 186,000 square feet, for a purchase price of $27,650. On March 31, 1998, the Company completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA containing approximately 173,000 square feet, for an aggregate purchase price of $17,000. The acquisitions were accounted for using the purchase method whereby the purchase price is allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the consolidated results of operations since the respective acquisition dates.

       During the first nine months, the Company completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1,850 and the sale of three outparcels at other centers for sales prices aggregating $940. As a result of these dispositions, the Company recognized a gain on sale of real estate of $994 for the nine months ended September 30, 1998.

       During the first nine months, the Company completed the construction and opened approximately 130,600 square feet in expansions which were significantly underway at December 31, 1997. In addition, the Company substantially completed construction and opened 20,000 square feet of a 25,000 square foot expansion to its property in Branson, MO and construction has begun on additional expansions in Sevierville, TN (96,000 square feet) and Riverhead, NY (67,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $4,800 at September 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Company.

       Interest costs capitalized during the three months ended September 30, 1998 and 1997 amounted to $113 and $399, respectively, and during the nine months ended September 30, 1998 and 1997 amounted to $512 and $1,451, respectively.

3.     Long-Term Debt

       During the first nine months, the Company amended certain of its unsecured lines of credit to increase the maximum borrowing capacity by an aggregate amount of $25,000. In addition, the Company terminated its $50,000 secured line of credit and expensed the related unamortized deferred financing costs, recognizing an extraordinary loss, net of minority interest, of $332 in the accompanying statements of operations.

       At September 30, 1998, the Company had revolving lines of credit with an unsecured borrowing capacity of $100,000, of which $34,670 was available for additional borrowings.

       In October 1998, the Company entered into an interest rate swap effective through October 2001 with a notional amount of $20,000 which fixed the 30 day LIBOR index at 5.47%.

4.     Income Per Share

       The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted in its financial statements for the year ended December 31, 1997.


                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                    1998        1997             1998        1997
                                                ------------ ---------- ---- ------------ -----------
Basic earnings per share
   Income before extraordinary item                   $2,945     $3,162           $10,325      $8,834
   Less: Preferred Share dividends                      (481)      (450)           (1,433)     (1,358)
                                                ------------ ---------- ---- ------------ -----------
   Income available to common shareholders            $2,464     $2,712            $8,892      $7,476
   Weighted average Common Shares                      7,901      6,819             7,881       6,756
                                                ------------ ---------- ---- ------------ -----------
        Basic earnings per share                        $.31       $.40             $1.13       $1.11
                                                ============ ========== ==== ============ ===========
Diluted earnings per share
   Income before extraordinary item                   $2,945     $3,162           $10,325      $8,834
   Less: Preferred Share dividends                      (481)      (450)           (1,433)     (1,358)
                                                ------------ ---------- ---- ------------ -----------
   Income available to common shareholders            $2,464     $2,712            $8,892      $7,476
                                                ------------ ---------- ---- ------------ -----------
   Shares:
        Weighted average Common Shares                 7,901      6,819             7,881       6,756
        Effect of outstanding share and unit options     117        147               163          95
                                                ------------ ---------- ---- ------------ -----------
        Weighted average Common Shares plus
            assumed conversions                        8,018      6,966             8,044       6,851
                                                ------------ ---------- ---- ------------ -----------
        Diluted earnings per share                      $.31       $.39             $1.11       $1.09
                                                ============ ========== ==== ============ ===========

      Options to purchase Common Shares which were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common Shares totaled 272 and 9 for the three months ended September 30, 1998 and 1997, and 267 and 9 for the nine months ended September 30, 1998 and 1997, respectively. The assumed conversion of Preferred Shares to Common Shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership Units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership Unit is equivalent to earnings allocated to a Common Share.

5.    Shareholders' Equity

      On July 30, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (a "Right") for each then outstanding Common Share of the Company to shareholders of record on August 27, 1998.

      The Rights are exercisable only if a person or group acquires 15% or more of the Company's outstanding Common Shares or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Common Shares. Each Right entitles shareholders to buy one-hundredth of a share of a new series of Junior Participating Preferred Shares of the Company at an exercise price of $120, subject to adjustment.

      If an acquiring person or group acquires 15% or more of the Company's outstanding Common Shares, an exercisable Right will entitle its holder (other than the acquirer) to buy, at the Right's then-current exercise price, Common Shares of the Company having a market value of two times the exercise price of one Right. If an acquirer acquires at least 15%, but less than 50%, of the Company's Common Shares, the Board may exchange each Right (other than those of the acquirer) for one Common Share (or one-hundredth of a Class B Preferred Share) per Right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination where it is not the surviving corporation, an exercisable Right will entitle its holder to buy, at the Right's then-current exercise price, Common Shares of the acquiring company having a market value of two times the exercise price of one Right.

      The Company may redeem the Rights at $.01 per Right at any time prior to a person or group acquiring a 15% position. The Rights will expire on August 26, 2008.

      On October 13, 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's Common Shares. The timing and amount of purchases will be at the discretion of management.

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

The discussion of the Company's results of operations reported in the Consolidated Statements of Operations compares the three and nine months ended September 30, 1998 with the three and nine months ended September 30, 1997. Certain comparisons between the periods are also made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

The Company continues to grow principally through acquisitions and expansions of existing factory outlet centers. On July 31, 1998, the Company completed the acquisition of Sanibel Factory Stores, a factory outlet center on the Gulf coast of Florida between Fort Myers and Sanibel Island containing approximately 186,000 square feet, for a purchase price of $27.65 million. On March 31, 1998, the Company completed the acquisition of Dalton Factory Stores, a factory outlet center in Dalton, GA containing approximately 173,000 square feet, for an aggregate purchase price of $17.0 million. On March 31, 1998, the Company also completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

During the first nine months, the Company completed the construction and opened approximately 130,600 square feet in expansions which were significantly underway at December 31, 1997. In addition, the Company substantially completed construction and opened 20,000 square feet of a 25,000 square foot expansion to its property in Branson, MO and construction has begun on additional expansions in Sevierville, TN (96,000 square feet) and Riverhead, NY (67,000 square feet).

A summary of the operating results for three and nine months ended September 30, 1998 and 1997, calculated on a weighted average GLA basis, is presented in the following table.


                                                Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                                 1998       1997               1998           1997
                                              --------- ------------ ----- ------------- --------------
GLA at end of period (000's)                      4,954        4,289               4,954          4,289
Weighted Average GLA(a) (000's)                   4,869        4,079               4,700          3,928
Outlet centers in operation                          31           30                  31             30
New centers acquired                                  1            2                   2              3
Centers sold                                        ---          ---                   1            ---
Centers expanded                                      1            1                   1              2
States operated in at end of period                  23           23                  23             23

     Per square foot
Revenues
     Base rentals                                 $3.44        $3.53              $10.40         $10.53
     Percentage rentals                             .16          .19                 .36            .38
     Expense reimbursements                        1.43         1.52                4.35           4.53
     Other income                                   .11          .07                 .26            .18
                                              --------- ------------ ----- ------------- --------------
          Total revenue                            5.14         5.31               15.37          15.62
                                              --------- ------------ ----- ------------- --------------
Expenses
     Property operating                            1.64         1.61                4.69           4.77
     General and administrative                     .33          .37                1.06           1.15
     Interest                                      1.20         1.08                3.42           3.10
     Depreciation and amortization                 1.18         1.17                3.49           3.49
                                              --------- ------------ ----- ------------- --------------
          Total expenses                           4.35         4.23               12.66          12.51
                                              --------- ------------ ----- ------------- --------------
Income before gain on sale of real estate,
   minority interest and extraordinary item        $.79        $1.08               $2.71          $3.11
                                              ========= ============ ===== ============= ==============

(a) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

Base rentals increased $2.4 million, or 16%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 19% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in October 1997 (180,000 square feet), March 1998 (173,000 square feet), and July 1998 (186,000 square feet) as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.09 in the three months ended September 30, 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square foot, as well as a decrease in the occupancy rate from 98% at September 30, 1997 to 95% at September 30, 1998. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period decreased $.06 per foot to $3.47.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $24,000, or 3%, due primarily to the expansions and acquisitions completed in 1997. On a weighted average GLA basis, percentage rentals decreased $.03 per square foot primarily as a result of the dilutive effect of the increase in additional square footage associated with the 1998 acquisitions, without a corresponding increase in percentage rentals.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 94% in the 1997 period to 87% in the 1998 period primarily as a result of the decrease in occupancy rates and an increase in expenses incurred from 1997 to 1998 of $.03 per square foot.

Property operating expenses increased by $1.4 million, or 21%, in the 1998 period as compared to the 1997 period. On a weighted average GLA basis, property operating expenses increased $.03 per square foot, or 2%, from $1.61 to $1.64. The increase in somewhat offset by the impact of the acquisitions, which collectively have a lower average operating cost per foot. Property operating expenses per weighted average GLA, excluding the acquisitions, increased $.06 per foot to $1.67, due primarily to an increase in expenses for advertising and promotion incurred in the 1998 period compared to the 1997 period.

General and administrative expenses increased $127,000, or 8%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased in the 1998 period compared to the 1997 period from 6.9% to 6.5%, and on a weighted average GLA basis, decreased $.04 per square foot to $.33 in 1998.

Interest expense increased $1.4 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA increased $.01 per square foot to $1.18 per square foot during the 1998 period compared to the 1997 period.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997



Base rentals increased $7.5 million, or 18%, in the 1998 period when compared to the same period in 1997 primarily as a result of a 20% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in February 1997 (approximately 123,000 square feet), October 1997 (180,000 square feet), March 1998 (173,000 square feet), and July 1998 (186,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.13 in the first nine months of 1998 compared to the same period in 1997 reflects the impact of these acquisitions, which collectively have a lower average base rental rate per square foot, as well as a decrease in the occupancy rate from 98% at September 30, 1997 to 95% at September 30, 1998. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period decreased $.06 per square foot to $10.47.

Percentage rentals increased $196,000, or 13%, due to the acquisitions and expansions completed in 1997. On a weighted average GLA basis, percentage rentals decreased slightly from $.38 to $.36 per square foot. For the nine months ended September 30, 1998, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1,1997, decreased 2% compared with the same period in 1997. Total tenant sales for all centers increased approximately 20% for the first nine months in 1998 to $770 million compared to $642 million for the same period in 1997.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 95% in the 1997 period to 93% in the 1998 period primarily as a result of the decrease in occupancy.

Property operating expenses increased by $3.3 million, or 18%, in the 1998 period as compared to the 1997 period but, on a weighted average GLA basis, decreased $.08 per square foot from $4.77 to $4.69. The decrease reflects the impact of the acquisitions, which collectively have a lower average operating cost per foot. Property operating expenses per weighted average GLA, excluding the acquisitions, decreased $.01 per foot to $4.76.

General and administrative expenses increased $438,000, or 10%, in the 1998 quarter as compared to the 1997 quarter. As a percentage of revenues, general and administrative expenses decreased from approximately 7.4% of revenues in the 1997 period to 6.9% in the 1998 period and, on a weighted average GLA basis, decreased $.09 per square foot to $1.06 in 1998.

Interest expense increased $3.9 million during the 1998 period as compared to the 1997 period due to higher average borrowings outstanding during the period and due to less interest capitalized during the 1998 period as a result of a decrease in ongoing construction activity relative to the 1997 period. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "Overview" above). Depreciation and amortization per weighted average GLA remained level in the 1998 period when compared with the 1997 period at $3.49 per square foot.

The gain on sale of real estate for the nine months ended September 30, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of three outparcels at other centers for sales prices aggregating $940,000.

The extraordinary loss for the nine months ended September 30, 1998 represents a write-off of the unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29.9 and $25.3 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities amounted to $70.2 and $75.2 million during the first nine months of 1998 and 1997, respectively, reflecting lower levels of construction activity in the 1998 period compared to the 1997 period. The net decrease in the 1998 period is also attributable to the proceeds received from the sale of one factory outlet center and three outparcels located at other existing centers. Net cash from financing activities amounted to $39.4 and $50.7 million during the first nine months of 1998 and 1997, respectively, and has decreased consistently with the capital needs of the current acquisition and expansion activity. The net decrease of $11.3 million in the 1998 period compared with the 1997 period also reflects additional dividends paid as a result of additional Common Shares outstanding and a $.13 per share increase in the year-to-date dividend distributions.

During the first nine months, the Company completed the construction and opened approximately 130,600 square feet in expansions which were significantly underway at December 31, 1997. In addition, the Company substantially completed construction of an expansion to its property in Branson, MO (25,000 square feet) and construction has begun on additional expansions in Sevierville, TN (96,000 square feet) and Riverhead, NY (67,000 square feet). Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $4,800 at September 30, 1998. Commitments for construction represent only those costs contractually required to be paid by the Company.

In September 1998, the Company sold its interest, approximately 35 acres, in a planned site in Concord, North Carolina due to the project not meeting the Company's investment criteria. The net proceeds from the sale approximated the asset's carrying cost at the time of sale.

The Company is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond and will consider other acquisitions that are suitable for its portfolio. The Company is continuing the preleasing of a planned site located in Romulus, Michigan (Detroit). However, there can be no assurance that any of these anticipated or planned developments or expansions will be started or completed as scheduled, or that any development or expansion will result in accretive funds from operations. In addition, the Company regularly evaluates acquisition proposals, engages from time to time in negotiations for acquisitions and may from time to time enter into letters of intent for the purchase of properties. No assurance can be given that any of the prospective acquisitions that are being evaluated or which are subject to a letter of intent will be consummated, or if consummated, will result in accretive funds from operations.

Management intends to continually have access to the capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through equity offerings or debt financing. The Company has an active shelf registration with the SEC providing for the issuance of up to $100 million in additional equity securities and $100 million in additional debt securities. In addition, the Company maintains revolving lines of credit which provide for unsecured borrowings of up to $100 million, of which $34.67 million was available for additional borrowings as of September 30, 1998. Based on existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned remaining capital expenditures during 1999.

During the first nine months of 1998, the Company terminated a $50 million secured line of credit and increased the unsecured lines of credit by $25 million. At September 30, 1998, approximately 75% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on September 30,
                                       13

1998 was 8.2%.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Company receives most of its rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the Company's debt agreements or instruments limit the payment of dividends such that dividends will not exceed funds from operations ("FFO"), as defined in the agreements, on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

On October 8, 1998, the Board of Directors of the Company declared a $.60 cash dividend per common share payable on November 16, 1998 to each shareholder of record on October 30, 1998, and caused a $.60 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.5406 per preferred depositary share payable on November 16, 1998 to each shareholder of record on October 30, 1998.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to shareholders. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Company does not believe the provisions of SFAS No. 131 will have a significant impact to the financial statements.

In May 1998, the Emerging Issues Task Force of the FASB reached a consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods". The consensus states that a lessor should defer recognition of contingent rental income until specified targets that trigger the contingent rent are met. Since the Company is currently, and has historically, followed this practice when recognizing percentage rental income, the adoption of this consensus did not have any impact on the Company's current accounting practices.

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

Below is a computation of FFO for the three and nine months ended September 30, 1998 and 1997 as well as actual cash flow and other data for applicable reporting periods:

                                                        Three months ended        Nine months ended
                                                           September 30              September 30
                                                         --------------------    --------------------
                                                           1998       1997         1998        1997
                                                         ----------- -------     --------- ----------
                                                                (In thousands)
Income before gain on sale or real estate, minority
   interest and extraordinary item                        $  3,891    $  4,369    $ 12,755   $ 12,191
Adjusted for depreciation and amortization uniquely
   significant to real estate                                5,661       4,745      16,250     13,556
                                                          --------    --------    --------   --------
Funds from operations before minority interest            $  9,552    $  9,114    $ 29,005   $ 25,747
                                                          ========    ========    ========   ========
Diluted weighted average shares outstanding(1)              11,853      10,817      11,885     10,715
                                                          ========    ========    ========   ========
Cash flows provided by (used in):
   Operating activities                                                          $ 29,907    $ 25,343
   Investing activities                                                          ($70,247)   ($75,220)
   Financing activities                                                          $ 39,392    $ 50,650

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

Approximately 731,000 square feet will come up for renewal in 1999. In addition, as typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws. There can be no assurance that any tenant whose lease expires will renew such lease or that renewals or terminated leases will be released on economically favorable terms. Also, certain tenants have requested, or may request, and management may grant, from time to time, a reduction in rent to remain in operation.

The Company's portfolio is currently 95% leased. Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Company has continued to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of credit tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 10% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

YEAR 2000 COMPLIANCE

Many currently installed computer systems are not capable of distinguishing 21st century dates with 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability, integrity and reliability of the Company's information systems. The Company is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

The Company has reviewed its information and operational systems in order to identify those services and systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities, estimated at less than $200,000, has not been, and is not anticipated to be, material to the Company's financial position or its results of operations. The Company expects to complete its Year 2000 project during 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. However, the Company is in the process of developing a contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

The Company also faces the risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties' failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, payments from tenants of their monthly rental obligations, the Company's business, results of operations and financial position would be materially adversely affected.

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

Item 6.    Exhibits and Reports on Form 8-K

The Company file the following reports on Form 8-K during the three months ended September 30, 1998:

           Current Report on Form 8-K dated July 31, 1998 to file the financial statements and related schedules related to the acquisition of Sanibel Factory Stores, a factory outlet center in Fort Myers, Florida.

           Current Report on Form 8-K dated August 27, 1998 to report the declaration of a dividend of one preferred share purchase right for each outstanding common share and file the related Rights Agreement dated August 20, 1998 between Tanger Factory Outlet Centers, Inc. and BankBoston, N.A.

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




DATED:   November 11, 1998