Form 10-Q/A
period 1998-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 1998-11-16
CIK 899715

--------------------------------------------------------------------------------
                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to________

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

                                (336) 274-1666
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                        7,902,607 shares of Common Stock,
               $.01 par value, outstanding as of October 30, 1998

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TANGER FACTORY OUTLET CENTERS, INC.



                                By:    /s/ FRANK C. MARCHISELLO,JR.
                                       ----------------------------
                                       Frank C. Marchisello, Jr.
                                       Vice President, Chief Financial Officer




DATE: November 11, 1998