Form 10-K
period 1998-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 1999-03-30
CIK 899715

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K

        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                         OR
        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _________ to _________

                                Commission file number 1-11986

                              TANGER FACTORY OUTLET CENTERS, INC.
                    (Exact name of Registrant as specified in its charter)


             NORTH CAROLINA                               56-1815473
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

      1400 WEST NORTHWOOD STREET
         GREENSBORO, NC 27408                             (336) 274-1666
(Address of principal executive offices)         (Registrant's telephone number)


           Securities registered pursuant to Section 12(b) of the Act:



Title of each class                         Name of exchange on which registered
Common Shares, $.01 par value                       New York Stock Exchange

Series A Cumulative Convertible Redeemable
Preferred Shares, $.01 par value                   New York Stock Exchange

                            -------------------------
        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $135,938,000 based on the closing price on the New York Stock Exchange for such stock on March 1, 1999.

The number of Common Shares of the Registrant outstanding as of March 1, 1999 was 7,874,706.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 1999.

PART I

ITEM 1.   BUSINESS

THE COMPANY

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. According to Value Retail News, an industry publication, the Company is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1998, the Company owned and operated 31 factory outlet centers (the "Centers") with a total gross leasable area ("GLA") of approximately 5.1 million square feet. These centers were approximately 97% leased, contained over 1,180 stores and represented over 250 brand name companies as of such date.

The Centers are presently held by, and all of the Company's operations are conducted by, the Company's majority-owned subsidiary, Tanger Properties Limited Partnership (the "Operating Partnership"). Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

The Company is the sole managing general partner of the Operating Partnership and The Tanger Family Limited Partnership ("TFLP") is the sole limited partner. As of December 31, 1998, the ownership interests in the Operating Partnership (the "Units") consisted of 7,897,606 partnership Units and 88,270 preferred partnership Units (which are convertible into approximately 795,309 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner. The Units held by the limited partner are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, into common shares. See "Business-The Operating Partnership". Management of the Company beneficially owns approximately 27% of all outstanding common Shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for common shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

Ownership of the Company's common and preferred shares are restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 95% of its taxable income each year.

The Company is a North Carolina corporation that was formed in March 1993. The executive offices are currently located at 1400 West Northwood Street, Greensboro, North Carolina, 27408 and the telephone number is (336) 274-1666. Management anticipates completing the move to a new office at a nearby facility in April 1999. The Company's new address will be 3200 Northline Drive, Suite 360, Greensboro, North Carolina, 27408 and the new telephone number will be
(336) 292-3010.

RECENT DEVELOPMENTS

During 1998, the Company added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999. Also during 1998, the Company completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond. Currently, the Company is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of three existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Company regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

During 1998, the Company discontinued the development of its Concord, North Carolina; Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Company. As a result, the Company recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Company's interest in the Concord project to an unrelated third party.

During 1998, the Company terminated a $50 million secured line of credit and increased its unsecured lines of credit by $25 million. At December 31, 1998, approximately 76% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1998 was 8.2%.

During March 1999, the Company refinanced its 8.92% notes which had a carrying amount of $47.4 million at December 31, 1998. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinance, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Company extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

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

The Company's factory outlet centers range in size from 11,000 to 699,644 square feet of GLA and are typically located at least 10 miles from downtown areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Company's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways to provide accessibility and visibility to potential customers.

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

With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms in order to maintain its historical rate of external growth. See ABusiness-Capital Strategy" below.


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

As of December 31, 1998, the Company had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, Off 5th- SAKS Fifth Avenue Outlet Store, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Company are directly operated by the respective manufacturer. During 1998, the Company added approximately 17 new national designers and brand name companies to its tenant base.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1998, 1997 and 1996. As of March 1, 1999, the Company's largest tenant accounted for approximately 6.6% of its GLA. Because the typical tenant of the Company is a large, national manufacturer, the Company has not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 92% of the Company's total revenues in 1998. Revenues from contingent sources, such as percentage rents, which fluctuate depending on tenant's sales performance, accounted for approximately 6% of 1998 revenues. As a result, only a small portion of the Company's revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the company in 1986 and by June 1993, together, the Tangers had developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since its IPO, the Company has developed nine Centers and acquired six Centers and, together with expansions of existing Centers, added approximately 3.5 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1998 to 31 Centers totaling approximately 5.1 million square feet of GLA.

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

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

The Company typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to a highway with a traffic count of at least 35,000 cars per day. The Company will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Company's current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Company will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Future phases have historically been less expensive to build than the first phase because the Company generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

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

CAPITAL STRATEGY

The Company's capital strategy is to maintain a strong and flexible financial position by: (1) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating interest rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio (defined as annual distributions as a percent of funds from operations ("FFO" See discussion of FFO below) for such year).

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

The Company has successfully increased its dividend each of its first five years as a public company. At the same time, the Company continues to have of one of the lowest payout ratios in the REIT industry. The distribution payout ratio for the year ended December 31, 1998 was 71%. As a result, the Company retained approximately $11.6 million of its 1998 FFO. A low distribution payout ratio policy allows the Company to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties.

The Company's ratio of EBITDA to Annual Service Charge (defined as the amount which is expensed or capitalized for interest on debt, excluding amortization of deferred finance charges) was a strong 2.8 for the year ended December 31, 1998. The Company's ratio of debt to total market capitalization (defined as the value of the Company's outstanding Common Shares on a fully diluted basis after giving effect to the conversion or exchange of outstanding partnership Units in the Operating Partnership held by TFLP and the Series A Preferred Shares, plus total consolidated debt) at December 31, 1998 was approximately 55% (assuming a value for the Common Shares of the Company at December 31, 1998 of $21.1875 per share).

The Company intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interest of the Company and its shareholders. The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $20.3 million was available for additional borrowings at December 31, 1998. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1999.

THE OPERATING PARTNERSHIP

The Centers and other assets of the Company are held by, and all of the Company's operations are conducted by, the Operating Partnership. As of December 31, 1998, the ownership interests in the Operating Partnership consisted of 7,897,606 partnership Units and 88,270 preferred partnership Units (which are convertible into approximately 795,309 general partnership Units) held by the Company and 3,033,305 partnership Units held by TFLP, the sole limited partner. Each partnership Unit held by TFLP is exchangeable into one Common Share (subject to certain antidilution adjustments and certain limitations on exchange to preserve the Company's status as a REIT).

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

Management believes that the Company competes favorably with as many as three large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. The Company believes that its centers have an attractive tenant mix, as a result of the Company's decision to lease substantially all of its space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of the Company's major tenants.

CORPORATE AND REGIONAL HEADQUARTERS

The Company currently owns a small office building in Greensboro, North Carolina in which its corporate headquarters is located. The Company has outgrown this space and has entered into an agreement to lease a larger office space at a nearby facility in Greensboro, North Carolina to relocate its corporate headquarters in April 1999. The current office building in Greensboro will be offered for sale. In addition, the Company rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively to better service its principal fashion-related tenants, many of whom are based in and around that area.

The Company maintains offices and employee on-site managers at 26 Centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

INSURANCE

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

As of March 1, 1999, the Company had 125 full-time employees, located at the Company's corporate headquarters in North Carolina, its regional office in New York and its 26 business offices.

ITEM 2.   BUSINESS AND PROPERTIES

As of March 1, 1999, the Company's portfolio consisted of 31 Centers located in 23 states. The Company's Centers range in size from 11,000 to 699,644 square feet of GLA. These Centers are typically strip shopping centers which enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Company believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only Center that represents more than 10% of the Company's consolidated total assets or consolidated gross revenues as of and for the year ended December 31, 1998 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other Center represented more than 10% of the Company's consolidated total assets or consolidated gross revenues as of December 31, 1998.




LOCATION OF CENTERS (AS OF MARCH 1, 1999)

                                               Number of     GLA           %
State                                           Centers   (sq. ft.)     of GLA
--------------------------------------------- ---------- ------------- ---------
Georgia                                            4           886,794      17%
New York                                           1           699,644      14
Texas                                              2           414,830       8
Tennessee                                          2           362,280       7
Missouri                                           1           280,142       5
Iowa                                               1           277,237       5
Louisiana                                          1           245,325       5
Pennsylvania                                       1           230,063       4
Oklahoma                                           1           197,878       4
Florida                                            1           186,072       4
Arizona                                            1           186,018       4
North Carolina                                     2           179,870       4
Indiana                                            1           141,051       3
Minnesota                                          1           134,480       3
Michigan                                           1           112,120       2
California                                         1           105,950       2
Oregon                                             1            97,749       2
Kansas                                             1            88,200       2
Maine                                              2            84,897       2
Alabama                                            1            80,730       1
New Hampshire                                      2            61,915       1
West Virginia                                      1            49,252       1
Massachusetts                                      1            23,417     ---
============================================= ========== ============= =========
     Total                                        31         5,125,914      100%
============================================= ========== ============= =========


Management has an ongoing strategy of acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Company's Centers serve as collateral for mortgage notes payable. Of the 31 Centers, the Company owns the land underlying 28 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Company for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, approximately 43 acres, is owned by the Company.

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

The table set forth below summarizes certain information with respect to the Company's existing centers as of March 1, 1999.

                                                                          MORTGAGE
                                                 GLA                        DEBT         FEE OR
                                                 (SQ.            %       OUTSTANDING     GROUND
  DATE OPENED              LOCATION              FT.)          LEASED    (000'S) (4)     LEASE
----------------- --------------------------- --------- -----   -------  ------------ -------------
Jun.  1986        Kittery I, ME                 60,194           100%      $5,878        Fee
Mar.  1987        Clover, North Conway, NH      11,000           100          ---        Fee
Nov.  1987        Martinsburg, WV               49,252            69          ---        Fee
Apr.  1988        LL Bean, North Conway, NH     50,915           100          ---        Fee
Jul.  1988        Pigeon Forge, TN              94,750            94          ---    Ground lease
Aug.  1988        Boaz, AL                      80,730            96          ---        Fee
Jun.  1989        Kittery II, ME                24,703           100          ---        Fee
Jul.  1989        Commerce, GA                 185,750            97        9,805        Fee
Oct.  1989        Bourne, MA                    23,417           100          ---        Fee
Feb.  1991        West Branch, MI              112,120            88        6,732        Fee
May   1991        Williamsburg, IA             277,237   (1)      99       16,686        Fee
Feb.  1992        Casa Grande, AZ              186,018            83          ---        Fee
Aug.  1992        Stroud, OK                   197,878            77          ---        Fee
Dec.  1992        North Branch, MN             134,480            91          ---        Fee
Feb.  1993        Gonzales, LA                 245,325            94          ---        Fee
May   1993        San Marcos, TX               237,395   (2)     100       10,050        Fee
Dec.  1993        Lawrence, KS                  88,200            48          ---        Fee
Dec.  1993        McMinnville, OR               97,749            77          ---        Fee
Aug.  1994        Riverhead, NY                699,644   (6)      98          ---  Ground lease (3)
Aug.  1994        Terrell, TX                  177,435            96          ---        Fee
Sep.  1994        Seymour, IN                  141,051            86        8,059        Fee
Oct.  1994 (5)    Lancaster, PA                230,063   (6)      96       15,580        Fee
Nov.  1994        Branson, MO                  280,142            99          ---        Fee
Nov.  1994        Locust Grove, GA             248,854            93          ---        Fee
Jan.  1995        Barstow, CA                  105,950            92          ---        Fee
Dec.  1995        Commerce II, GA              278,760           100          ---        Fee
Feb.  1997 (5)    Sevierville, TN              267,530   (6)     100          ---    Ground lease
Sep.  1997 (5)    Blowing Rock, NC              97,408            93          ---        Fee
Sep.  1997 (5)    Nags Head, NC                 82,462           100          ---        Fee
Mar.  1998 (5)    Dalton, GA                   173,430            97          ---        Fee
Jul.  1998 (5)    Fort Myers, FL               186,072            97          ---        Fee
================= =========================== ========= ===== ======= ============ =================
     TOTAL                                   5,125,914            94%      $72,790
================= =========================== ========= ===== ======= ============ =================

(1) GLA EXCLUDES 21,781 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY PIZZA
    HUT.
(2) GLA EXCLUDES 17,400 SQUARE FOOT LAND LEASE ON OUTPARCEL OCCUPIED BY
    WENDY'S.
(3) THE ORIGINAL RIVERHEAD CENTER IS SUBJECT TO A GROUND LEASE WHICH MAY BE RENEWED AT THE OPTION OF THE COMPANY FOR UP TO SEVEN ADDITIONAL TERMS OF FIVE YEARS EACH. THE LAND ON WHICH THE RIVERHEAD CENTER EXPANSION IS LOCATED IS OWNED BY THE COMPANY.
(4) AS OF DECEMBER 31, 1998. THE WEIGHTED AVERAGE INTEREST RATE FOR DEBT OUTSTANDING AT DECEMBER 31, 1998 WAS 8.2% AND THE WEIGHTED AVERAGE MATURITY DATE WAS APRIL 2002.
(5) REPRESENTS DATE ACQUIRED BY THE COMPANY.
(6) GLA INCLUDES SQUARE FEET OF NEW SPACE NOT YET OPEN AS OF DECEMBER 31, 1998, WHICH TOTALED 114,554 SQUARE FEET (RIVERHEAD - 45,689; LANCASTER - 2,677; SEVIERVILLE - 66,188)
--------------------------------

LEASE EXPIRATIONS

The following table sets forth, as of March 1, 1999, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                         % of Gross
                                                                         Annualized
                                                 Average                  Base Rent
                        No. of      Approx.     Annualized   Annualized  Represented
                        Leases        GLA       Base Rent    Base Rent   by Expiring
        Year          Expiring(1)  (sq.ft.)(1)  per sq. ft.  (000's)(2)    Leases
--------------------- ------------ ----------- ------------ ------------ -----------
        1999               115       386,000       $13.06       $5,040         8%
        2000               176       663,000        13.73        9,103        14
        2001               181       652,000        13.84        9,025        14
        2002               254       942,000        15.11       14,232        22
        2003               207       889,000        14.23       12,652        20
        2004               112       549,000        15.15        8,319        13
        2005                22       123,000        13.00        1,599         2
        2006                 8        80,000        12.70        1,016         2
        2007                 8        62,000        14.23          882         1
        2008                 8        56,000        13.54          758         1
 2009 & thereafter          28       254,000         8.26        2,097         3
===================== ============ =========== ============ ============ ===========
       Total             1,119     4,656,000       $13.90      $64,723       100%
===================== ============ =========== ============ ============ ===========


(1) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT YET TAKEN POSSESSION, VACANT SUITES AND MONTH-
    TO-MONTH LEASES TOTALING APPROXIMATELY 470,000 SQUARE FEET.
(2) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

RENTAL AND OCCUPANCY RATES

The following table sets forth information regarding the expiring leases during each of the last five calendar years.




                                           Renewed by Existing              Re-leased to
                 Total Expiring                  Tenants                    New Tenants
             ------------------------   ---------------------------   -------------------------
                             % of
                  GLA        Total             GLA       % of                          % of
                 (sq.       Center             (sq.    Expiring          GLA         Expiring
 Year            ft.)         GLA              ft.)       GLA          (sq.ft.)        GLA
----------   ------------  ----------   ------------- ------------   -----------  ------------
1998             548,504      11%            407,837       74%            38,526        7%
1997             238,250       5             195,380       82             18,600        8
1996             149,689       4             134,639       90             15,050       10
1995              93,650       3              91,250       97              2,400        3
1994             115,697       3             105,697       91             10,000        9


The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                    Renewals of Existing Leases            Stores Re-leased to New Tenants (1)
              ------------------------------------------  ------------------------------------
                     Average Annualized Base Rents             Average Annualized Base Rents
                            ($ per sq. ft.)                           ($ per sq. ft.)
                     -------------------------------           ------------------------------
              GLA                               %        GLA                              %
Year        (sq.ft.)   Expiring      New     Increase   (sq.ft.)  Expiring     New     Change
---------  ---------   ---------   --------  --------  --------  ---------  --------  --------
1998        407,387      $13.83     $14.07      2%     220,890     $15.33    $13.87     (9)%
1997        195,380       14.21      14.41      1      171,421      14.59     13.42     (8)
1996        134,639       12.44      14.02     13       78,268      14.40     14.99      4
1995         91,250       11.54      13.03     13       59,445      13.64     14.80      9
1994        105,697       14.26      16.56     16       71,350      12.54     14.30     14

---------------------
(1) THE SQUARE FOOTAGE RELEASED TO NEW TENANTS FOR 1998, 1997, 1996, 1995 AND 1994 CONTAIN 38,526, 18,600, 15,050, 2,400, AND 10,000 SQUARE FEET,
    RESPECTIVELY, THAT WAS RELEASED TO NEW TENANTS UPON EXPIRATION OF AN EXISTING LEASE. THE REMAINING SPACE WAS RETENANTED PRIOR TO ANY LEASE EXPIRATION.

The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.




                                   Average                                            Aggregate
                                  Annualized       GLA Open at                        Percentage
                    %              Base Rent       End of Each       Number of           Rents
Year             Leased           per sq.ft.(1)       Year            Centers           (000's)
---------     --------------    --------------   --------------   --------------     ------------
1998               97%              $13.88          5,011,000           31              $3,087
1997               98%               14.04          4,458,000           30               2,637
1996               99%               13.89          3,739,000           27               2,017
1995               99%               13.92          3,507,000           27               2,068
1994               99%               13.43          3,115,000           25               1,658

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

                                                  Occupancy Costs as a
                                    Year            % of Tenant Sales
                              ------------------ -----------------------
                                    1998                  7.9%
                                    1997                  8.2
                                    1996                  8.7
                                    1995                  8.5
                                    1994                  7.4

TENANTS

The following table sets forth certain information with respect to the Company's ten largest tenants and their store concepts as of March 1, 1999.

                                                                               % of
                                                   Number            GLA       Total
Tenant                                            of Stores       (sq. ft.)   GLA open
----------------------------------------------- ------------- -------------- -----------

PHILLIPS-VAN HEUSEN CORPORATION:
      Bass                                                22        146,053         2.8%
      Van Heusen                                          21         89,656         1.8
      Geoffrey Beene Co. Store                            13         51,640         1.0
      Izod                                                17         39,617         0.8
      Gant                                                 4         10,500         0.2
                                                ------------- -------------- -----------
                                                          77        337,466         6.6
LIZ CLAIBORNE, INC.:
      Liz Claiborne                                       24        277,041         5.4
      Liz Claiborne Shoes                                  1          2,000         ---
      Elizabeth                                            6         23,700         0.5
      DKNY Jeans                                           2          5,820         0.1
                                                ------------- -------------- -----------
                                                          33        308,561         6.0

REEBOK INTERNATIONAL, LTD.                                24        172,161         3.4

SARA LEE CORPORATION:
      L'eggs, Hanes, Bali                                 26        117,809         2.3
      Champion                                             1          4,000         0.1
      Coach                                               11         26,561         0.5
      Socks Galore                                         7          8,680         0.2
                                                ------------- -------------- -----------
                                                          45        157,050         3.1

DRESS BARN INC.                                           16        107,878         2.1

AMERICAN COMMERCIAL, INC.:
      Mikasa Factory Store                                13        105,500         2.0

BROWN GROUP RETAIL, INC.:
      Factory Brand Shoes                                 14         71,880         1.4
      Naturalizer                                          8         20,240         0.4
      Brown Shoes                                          2         10,500         0.2
                                                ------------- -------------- -----------
                                                          24        102,620         2.0
COUNTY SEAT STORES, INC. (1):
      County Seat                                          3         15,000         0.3
      Levi's by County Seat                                7         81,700         1.6
                                                ------------- -------------- -----------
                                                          10         96,700         1.9

CORNING REVERE                                            19         83,267         1.6

VF FACTORY OUTLET, INC.                                    3         78,697         1.5

                                                ============= ============== ===========
Total of all tenants listed in table                     264      1,549,900       30.2%
                                                ============= ============== ===========



(1) COUNTY SEAT STORES, INC. ("COUNTY SEAT") IS CURRENTLY IN BANKRUPTCY PROCEEDINGS. MANAGEMENT BELIEVES THAT THIS BANKRUPTCY WILL NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

SIGNIFICANT PROPERTY

The Center in Riverhead, New York is the Company's only Center which comprises more than 10% of consolidated total assets or consolidated total revenues. The Riverhead Center was originally constructed in 1994. Upon completion of expansions currently underway totaling approximately 68,000 square feet, the Riverhead Center will total 699,644 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1998, 1997, and 1996, excluding expansions under construction, was 97%, 99%, and 100%. Average annualized base rental rates during 1998, 1997, and 1996 were $18.89, $18.65, and $17.73 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1998, the net federal tax basis of this Center was approximately $84,975,000. Real estate taxes assessed on this Center during 1998 amounted to $1,623,000. Real estate taxes for 1999 are estimated to be approximately $2.1 million.

The following table sets forth, as of March 1, 1999, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:




                                                                           % of Gross
                                                                           Annualized
                                                                            Base Rent
                      No. of                   Annualized    Annualized    Represented
                      Leases        GLA        Base Rent      Base Rent    by Expiring
Year               Expiring (1)  (sq. ft.)(1)  per sq. ft.   (000) (2)        Leases
------------------ ------------- -----------  ------------ -------------  ---------------
1999                     9           27,000       $21.96          $593               5%
2000                     5           18,000        19.72           355               3
2001                     8           48,000        19.23           923               8
2002                    68          227,000        21.19         4,809              40
2003                    21           86,000        18.90         1,625              14
2004                    27          127,000        19.31         2,452              20
2005                     1            2,000        17.50            35             ---
2006                   ---              ---          ---           ---             ---
2007                     3           21,000        16.76           352               3
2008                     1            7,000        19.29           135               1
2009 & thereafter        5           73,000         9.95           726               6
================== ============= =========== ============ ============= ===============
Total                  148          636,000       $18.88       $12,005             100%
================== ============= =========== ============ ============= ===============

(1) EXCLUDES LEASES THAT HAVE BEEN ENTERED INTO BUT WHICH TENANT HAS NOT TAKEN POSSESSION AND EXCLUDES MONTH-TO-MONTH LEASES. (2) BASE RENT IS DEFINED AS THE MINIMUM PAYMENTS DUE, EXCLUDING PERIODIC CONTRACTUAL FIXED INCREASES.

ITEM 3.LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business, which are covered by the Company's liability insurance, the Company is not presently involved in any litigation involving claims against the Company, nor, to its knowledge, is any material litigation threatened against the Company or its Centers which would have a material adverse effect on the Company, its Centers or its operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                        EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:


 NAME                                AGE                    POSITION

Stanley K. Tanger................     75   Founder, Chairman of the Board of Directors and
                                                 Chief Executive Officer
Steven B. Tanger.................     50   Director, President and Chief Operating Officer
Rochelle G. Simpson .............     60   Secretary and Executive Vice President -
                                                 Administration and Finance
Willard A. Chafin, Jr............     61   Executive Vice President - Leasing, Site Selection,
                                                 Operations and Marketing
Frank C. Marchisello, Jr.........     40   Senior Vice President - Chief Financial Officer
Joseph H. Nehmen.................     50   Senior Vice President - Operations
Virginia R. Summerell............     40   Treasurer and Assistant Secretary
C. Randy Warren, Jr..............     34   Senior Vice President - Leasing
Carrie A. Johnson-Warren.........     36   Vice President - Marketing
Kevin M. Dillon..................     40   Vice President - Construction



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

     ROCHELLE G. SIMPSON. Ms. Simpson was named Executive Vice President - Administration and Finance in January 1999. She previously held the position of Senior Vice President - Administration and Finance since October 1995. She is also the Secretary of the Company and previously served as Treasurer from May 1993 through May 1995. She entered the factory outlet center business in January 1981, in general management and as chief accountant for Stanley K. Tanger and later became Vice President - Administration and Finance of the Predecessor Company. Ms. Simpson oversees the accounting and finance departments and has overall management responsibility for the Company's headquarters.

     WILLARD A. CHAFIN, JR. Mr. Chafin was named Executive Vice President - Leasing, Site Selection, Operations and Marketing of the Company in January 1999. Mr. Chafin previously held the position of Senior Vice President - Leasing, Site Selection, Operations and Marketing since October 1995. He joined the Company in April 1990, and since has held various executive positions where his major responsibilities included supervising the Marketing, Leasing and Property Management Departments, and leading the Asset Management Team. Prior to joining the Company, Mr. Chafin was the Director of Store Development for the Sara Lee Corporation, where he spent 21 years. Before joining Sara Lee, Mr. Chafin was employed by Sears Roebuck & Co. for nine years in advertising/sales promotion, inventory control and merchandising.

     FRANK C. MARCHISELLO, JR. Mr. Marchisello was named Senior Vice President and Chief Financial Officer in January 1999. He was named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. While at Gilliam, Coble & Moser, Mr. Marchisello worked directly with the Tangers since 1982. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

     JOSEPH H. NEHMEN. Mr. Nehmen was named Senior Vice President of Operations in January 1999. He joined the Company in September 1995 and was named Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

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

     C. RANDY WARREN, JR. Mr. Warren was named Senior Vice President of Leasing in January 1999. He joined the Company in November 1995 as Vice President of Leasing. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State University and holds an MBA from Loyola College. Mr. Warren is the husband of Ms. Carrie Johnson-Warren.

     CARRIE A. JOHNSON-WARREN. Ms. Johnson-Warren was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Johnson-Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Johnson-Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Johnson-Warren is a graduate of East Carolina University and is the wife of Mr. C. Randy Warren, Jr.

     KEVIN M. DILLON. Mr. Dillon was named Vice President - Construction in October 1997. Previously, he held the position of Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

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


                                                                       Common
                                                                      Dividends
          1998                                High          Low         Paid
         ------------------------ ------------------ ------------- --------------
         First Quarter                      $31.1875      $28.5625           $.55
         Second Quarter                      31.8750       29.1250            .60
         Third Quarter                       31.8125       22.0000            .60
         Fourth Quarter                      23.8750       18.8125            .60
         ------------------------ ------------------- ------------- --------------
         Year 1998                          $31.8750      $18.8125          $2.35
         ------------------------ ------------------- ------------- --------------

                                                                       Common
         1997                                   High           Low    Dividends
                                                                        Paid
         ------------------------ ------------------- ------------- --------------
         First Quarter                       $27.500       $24.000           $.52
         Second Quarter                       27.250        23.000            .55
         Third Quarter                        29.875        26.875            .55
         Fourth Quarter                       31.000        26.500            .55
         ------------------------ ------------------- ------------- --------------
         Year 1997                           $31.000       $23.000          $2.17
         ------------------------ ------------------- ------------- --------------


As of March 1, 1999, there were approximately 519 shareholders of record. Certain of the Company's debt agreements limit the payment of dividends such that dividends shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, the Company intends to continue to pay regular quarterly dividends.




ITEM 6. SELECTED FINANCIAL DATA
                                                 1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------
                                                   (In thousands, except per share and center data)
OPERATING DATA
  Total revenues                            $  97,766    $  85,271    $  75,500    $  68,604    $  45,988
   Income before minority interest and
     extraordinary item                        16,103       17,583       16,177       15,352       15,147
  Income before extraordinary item             12,159       12,827       11,752       11,218       11,168
  Net income                                   11,827       12,827       11,191       11,218       11,168
---------------------------------------------------------------------------------------------------------
SHARE DATA
  Basic:
     Income before extraordinary item       $    1.30    $    1.57    $    1.46    $    1.36    $    1.32
     Net income                             $    1.26    $    1.57    $    1.37    $    1.36    $    1.32
     Weighted average common shares             7,886        7,028        6,402        6,095        5,177
  Diluted:
    Income before extraordinary item        $    1.28    $    1.54    $    1.46    $    1.36    $    1.31
    Net income                              $    1.24    $    1.54    $    1.37    $    1.36    $    1.31
    Weighted average common shares              8,009        7,140        6,408        6,096        5,211
  Common dividends paid                     $    2.35    $    2.17    $    2.06    $    1.96    $    1.80
---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  Real estate assets, before depreciation   $ 529,247    $ 454,708    $ 358,361    $ 325,881    $ 292,406
  Total assets                                471,795      416,014      332,138      315,130      294,802
  Long-term debt                              302,485      229,050      178,004      156,749      121,323
  Shareholders' equity                        114,039      122,119      101,738      107,560      115,413
---------------------------------------------------------------------------------------------------------
OTHER DATA
  EBITDA (1)                                $  60,285    $  52,857    $  46,633    $  41,058    $  26,089
  Funds from operations (1)                 $  39,748    $  35,840    $  32,313    $  29,597    $  23,189
  Cash flows provided by (used in):
     Operating activities                   $  35,787    $  39,214    $  38,051    $  32,423    $  21,304
     Investing activities                   $ (79,236)   $ (93,636)   $ (36,401)   $ (44,788)   $(143,683)
     Financing activities                   $  46,172    $  55,444    $  (4,176)   $  13,802    $  80,661
  Gross leasable area open at year end          5,011        4,458        3,739        3,507        3,115
  Number of centers                                31           30           27           27           25

-----------------------
(1) EBITDA and Funds from Operations ("FFO") are widely accepted financial indicators used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before minority interest, interest expense, income taxes, depreciation and amortization. Funds from operations is defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculations of EBITDA and FFO may vary from entity to entity and as such the presentation of EBITDA and FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. EBITDA and FFO are not intended to represent cash flows for the period. EBITDA and FFO have not been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the years ended December 31, 1998 and 1997, as well as December 31, 1997 and 1996. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

     o general economic and local real estate conditions could change (for example, our tenant's business may change if the economy changes, which might effect (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;
     o the laws and regulations that apply to us could change (for instance, a change in the tax laws that apply to REITs could result in unfavorable tax treatment for us);
     o capital availability (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);
     o our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

GENERAL OVERVIEW

During 1998, the Company added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999. Also during 1998, the Company completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

A summary of the operating results for the years ended December 31, 1998, 1997 and 1996 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                 1998        1997         1996
--------------------------------------------------------- ------------ ----------- ------------
GLA open at end of period (000's)                               5,011       4,458        3,739
Weighted average GLA (000's) (1)                                4,768       4,046        3,642
Outlet centers in operation                                        31          30           27
New centers acquired                                                2           3          ---
Centers sold                                                        1         ---          ---
Centers expanded                                                    1           5            6
States operated in at end of period                                23          23           22

  PER SQUARE FOOT
Revenues
  Base rentals                                                 $13.88      $14.04       $13.89
  Percentage rentals                                              .65         .65          .55
  Expense reimbursements                                         5.63        6.10         6.04
  Other income                                                    .34         .29          .25
--------------------------------------------------------- ------------ ----------- ------------
    Total revenues                                              20.50       21.08        20.73
--------------------------------------------------------- ------------ ----------- ------------
Expenses
  Property operating                                             6.10        6.49         6.47
  General and administrative                                     1.40        1.52         1.50
  Interest                                                       4.62        4.16         3.84
  Depreciation and amortization                                  4.65        4.56         4.52
--------------------------------------------------------- ------------ ----------- ------------
    Total expenses                                              16.77       16.73        16.33
--------------------------------------------------------- ------------ ----------- ------------
Income before gain on sale of real estate, minority
interest and extraordinary item                                 $3.73       $4.35        $4.40

========================================================= ============ =========== ============

(1) GLA WEIGHTED BY MONTHS OF OPERATIONS. GLA IS NOT ADJUSTED FOR FLUCTUATIONS IN OCCUPANCY WHICH MAY OCCUR SUBSEQUENT TO THE ORIGINAL OPENING DATE.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Base rentals increased $9.4 million, or 17%, in 1998 when compared to the same period in 1997 primarily as a result of the 18% increase in weighted average GLA. The increase in weighted average GLA is due primarily to the acquisitions in October 1997 (180,000 square feet), March 1998 (173,000 square feet), and July 1998 (186,000 square feet), as well as expansions completed in the fourth quarter of 1997 and first quarter 1998. The decrease in base rentals per weighted average GLA of $.16 in 1998 compared to 1997 reflects (1) the impact of these acquisitions which collectively have a lower average base rental rate per square foot and (2) lower average occupancy rates in 1998 compared to 1997. Base rentals per weighted average GLA, excluding these acquisitions, during the 1998 period decreased $.08 per square foot to $13.96.

Percentage rentals increased $450,000, or 17%, in 1998 compared to 1997 due to the acquisitions and expansions completed in 1997. Same store sales, defined as the weighted average sales per square foot reported for tenant stores open all of 1998 and 1997, decreased 2.7% to approximately $242 per square foot.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional and advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 94% in 1997 to 92% in 1998 primarily as a result of the decrease in occupancy.

Property operating expenses increased by $2.8 million, or 11%, in 1998 as compared to 1997. On a weighted average GLA basis, property operating expenses decreased from $6.49 from $6.10 per square foot. Higher expenses for real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot. The decrease in property operating expenses per square foot is also attributable to the acquisitions which collectively have a lower average operating cost per square foot. Excluding the acquisitions, property operating expenses during 1998 were $6.19 per square foot.

General and administrative expenses increased $524,000 in 1998 compared to 1997. As a percentage of revenues, general and administrative expenses decreased from 7.2% in 1997 to 6.8% in 1998. On a weighted average GLA basis, general and administrative expenses decreased $.12 per square foot to $1.40 in 1998, reflecting the absorption of the acquisitions in 1997 and 1998 without relative increases in general and administrative expenses.

Interest expense increased $5.2 million during 1998 as compared to 1997 due to higher average borrowings outstanding during the period and due to less interest capitalized during 1998 as a result of a decrease in ongoing construction activity during 1998 compared to 1997. Average borrowings have increased principally to finance the acquisitions and expansions to existing centers (see "General Overview" above). Depreciation and amortization per weighted average GLA increased from $4.56 per square foot to $4.65 per square foot.

The asset write-down of $2.7 million in 1998 represents the write-off of pre-development costs capitalized for certain projects, primarily the Romulus, MI project, which were discontinued and terminated during the year.

The gain on sale of real estate for 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of three outparcels at other centers for sales prices aggregating $940,000. The extraordinary item in 1998 represents a write-off of unamortized deferred financing costs due to the termination of a $50 million secured line of credit.

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

Property operating expenses increased by $2.7 million, or 11%, in 1997 as compared to the 1996 period. On a weighted average GLA basis, property operating expenses increased to $6.49 from $6.47 per square foot. Slightly lower promotional, real estate taxes, and insurance expenses per square foot incurred in the 1997 period compared to the 1996 period were offset by higher common area maintenance expenses per square foot due to additional customer service amenities, such as trolleys, customer service counters and security and as a result of expanding the Riverhead Center which has a cost per foot higher than the portfolio average.

General and administrative expenses increased $678,000 in 1997 as compared to 1996. As a percentage of revenues, general and administrative expenses remained level at 7.2% in each year. On a weighted average GLA basis, general and administrative expenses increased $.02 to $1.52 in 1997.

Interest expense increased $2.8 million during the 1997 period as compared to the 1996 period due to higher average borrowings outstanding during the period. Average borrowings increased principally to finance the first quarter acquisition of Five Oaks Factory Stores and expansions to existing centers until the Company was able to issue additional equity in October 1997. Depreciation and amortization per weighted average GLA increased from $4.52 per square foot to $4.56 per square foot. The increase reflects the effect of accelerating the recognition of depreciation expense on certain tenant finishing allowances related to vacant space.

The extraordinary item in the 1996 period represents a write-off of the unamortized deferred financing costs related to the lines of credit which were extinguished using the proceeds from the Company's $75 million senior unsecured notes issued in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $35.8, $39.2 and $38.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by operating activities during 1997 and 1996 increased primarily due to the incremental operating income associated with acquired or expanded centers. Net cash provided by operating activities decreased $3.4 million in 1998 compared to 1997 as decreases in accounts payable offset the increases from the incremental operating income associated with acquired or expanded centers. Net cash used in investing activities amounted to $79.2, $93.6 and $36.4 million during 1998, 1997 and 1996, respectively, and reflects the fluctuation in construction and acquisition activity during each year. Net cash used in investing activities also decreased in 1998 compared to 1997 due to approximately $2.6 million in net proceeds received from the sale of one factory outlet center and three parcels of land from other existing centers. Cash provided by (used in) financing activities of $46.2, $55.4 and $(4.2) million in 1998, 1997 and 1996, respectively, and has fluctuated consistently with the capital needed to fund the current development and acquisition activity. In 1998, net cash provided by financing activities was further reduced by the dividends paid on the additional 1.1 million common shares outstanding during all of 1998 as a result of a common share offering in September of 1997.

During 1998, the Company added a total of 569,086 square feet to its portfolio including: Dalton Factory Stores, a 173,430 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,070 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; 132,223 square feet of expansions which were under construction at the end of 1997; a 25,069 square foot expansion to its property in Branson, MO and 52,294 square feet out of a total of 243,674 square feet of expansion space which is currently under construction throughout six of its centers. The remaining 191,380 square feet is scheduled to open during the second half of 1999 (See "General Overview"). Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Company) amounted to $5.6 million at December 31, 1998.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 1999 and beyond. Currently, the Company is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of three existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Company regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

During 1998, the Company discontinued the development of its Concord, North Carolina; Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Company. As a result, the Company recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Company's interest in the Concord project to an unrelated third party.

The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $20.3 million was available for additional borrowings at December 31, 1998. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1999.

During 1998, the Company terminated a $50 million secured line of credit and increased its unsecured lines of credit by $25 million. At December 31, 1998, approximately 76% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1998 was 8.2%.

During March 1999, the Company refinanced its 8.92% notes which had a carrying amount of $47.4 million at December 31, 1998. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinance, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Company extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although the Company receives most of its rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of the Company's debt agreements limit the payment of dividends such that dividends will not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1998, the Company had an interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Company receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 5.47%. These swaps effectively change the Company's payment of interest on $20 million of variable rate debt to fixed rate debt for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At December 31, 1998, the Company would have paid $218,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would increase the amount paid by approximately $491,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at December 31, 1998 was $309.1 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of total long-term debt by approximately $4.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to shareholders. The Company believes all of its centers have similar economic characteristics and provide similar products and services to similar types and classes of customers. In accordance with the provisions of SFAS 131, the Company has aggregated the financial information of all of its centers into one reportable operating segment.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (ASFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

FUNDS FROM OPERATIONS

Management believes that for a clear understanding of the consolidated historical operating results of the Company, FFO should be considered along with net income as presented in the audited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31, 1998, 1997 and 1996 as well as actual cash flow and other data for those respective years (in thousands):


                                                      1998         1997           1996
------------------------------------------------- ------------- ------------ -------------
FUNDS FROM OPERATIONS:
  Income before gain on sale of real estate,
minority interest                                      $15,109      $17,583       $16,018
     and extraordinary item
  Adjusted for:
     Depreciation and amortization uniquely             21,939       18,257        16,295
        significant to real estate
     Asset write-down                                    2,700           --            --
------------------------------------------------- ------------- ------------ -------------
  Funds from operations before minority interest       $39,748      $35,840       $32,313
================================================= ============= ============ =============
CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                              $35,787      $39,214       $38,051
     Investing activities                            $(79,236)    $(93,636)     $(36,401)
     Financing activities                              $46,172      $55,444      $(4,176)

WEIGHTED AVERAGE SHARES OUTSTANDING  (1)                11,847       11,000        10,601
================================================= ============= ============ =============

(1) ASSUMES THE PARTNERSHIP UNITS OF THE OPERATING PARTNERSHIP HELD BY THE MINORITY INTEREST, PREFERRED SHARES OF THE COMPANY AND SHARE AND UNIT OPTIONS ARE ALL CONVERTED TO COMMON SHARES OF THE COMPANY.

ECONOMIC CONDITIONS AND OUTLOOK

The majority of the Company's leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling the Company to receive percentage rentals based on tenants' gross sales (above predetermined levels, which the Company believes often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 29% of the Company's lease portfolio is scheduled to expire during the next two years. Approximately 778,000 square feet of space is up for renewal during 1999 and approximately 663,000 square feet will come up for renewal in 2000. If the Company were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 323,000, or 41%, of the square feet scheduled to expire in 1999 has already been renewed. In addition, the Company continues to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Company has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the company - Information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY SYSTEMS. The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Company's assessment and testing of existing equipment and software revealed that certain older desktop personal computers, the network operating system and the DOS-based accounting system were not Y2K compliant. The non-compliant personal computers have since been replaced. The Company is currently in the process of installing and testing current upgrades for the DOS-based accounting and the network operating systems which will make these systems compliant with Y2K and expects to complete this process by June 30, 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company is in the process of relocating its corporate office to a nearby facility. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at its 31 outlet centers. Assessment and testing of these systems is about 84% complete and expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced in early 1999. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES. The Company has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. Third-party assessment is abut 50% complete and the Company is diligently working to substantially complete this part of the project. The Company also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS. The accounting software and network operating system upgrades are being executed under existing maintenance and support agreements with software vendors, and thus the Company does not expect to incur additional costs to bring those systems in compliance . Approximately $220,000 has been spent to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The total cost of Y2K compliance activities, expected to be less than $400,000, has not been, and is not expected to be material to the operating results or financial position of the Company.

The identification and remediation of systems at the outlet centers is being accomplished by in-house business systems personnel and outlet center general managers whose costs are recorded as normal operating expenses. The assessment of third-party readiness is also being conducted by in-house personnel whose costs are recorded as normal operating expenses. The Company is not yet in a position to estimate the cost of third-party compliance issues, but has no reason to believe, based upon its evaluations to date, that such costs will exceed $100,000.

RISKS. The principal risks to the Company relating to the completion of its accounting software conversion is failure to correctly bill tenants by December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems became operational.

The principal risks to the Company relating to non-information systems at the outlet centers are failure to identify time-sensitive systems and inability to find a suitable replacement system. The Company believes that adequate replacement components or new systems are available at reasonable prices and are in good supply. The Company also believes that adequate time and resources are available to remediate these areas as needed.

The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable time frame. The Company will attempt to obtain compliance certification from suppliers of key services as soon as such certifications are available.

CONTINGENCY PLANS. The Company intends to deal with contingency planning during the first half of 1999 after the results of the above assessments are known. The Company description of its Y2K compliance issues are based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Company will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major Y2K issues, the Company's operating results or financial position could be materially adversely affected.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT:


     1. Financial Statements

        Report of Independent Accountants                                       F-1
        Consolidated Balance Sheets-December 31, 1998 and 1997                  F-2
        Consolidated Statements of Operations-
          Years Ended December 31, 1998, 1997 and 1996                          F-3
        Consolidated Statements of Shareholders' Equity-
          For the Years Ended December 31, 1998, 1997 and 1996                  F-4
        Consolidated Statements of Cash Flows-
          Years Ended December 31, 1998, 1997 and 1996                          F-5
         Notes to Consolidated Financial Statements                             F-6 to F-14

     2. Financial Statement Schedule

        Schedule III
          Report of Independent Accountants                                     F-15
          Real Estate and Accumulated Depreciation                              F-16 to F-17


        All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.


     3. Exhibits

     Exhibit No.                         Description
     -----------                         -----------
     3.1   Amended and Restated Articles of Incorporation of the Company. (Note 7)

     3.1A  Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Note 7)

     3.1B  Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998.

     3.2   Restated By-Laws of the Company.

     3.3   Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 1)

     4.1 Form of Deposit Agreement, by and between the Company and the Depositary, including Form of Depositary Receipt. (Note 1)

     4.2   Form of Preferred Stock Certificate. (Note 1)

     4.3   Rights Agreement, dated as of August 20, 1998, between Tanger Factory
           Outlet Centers, Inc. and BankBoston, N.A., which includes the form of Articles of Amendment to the Amended and Restated Articles of Incorporation, designating the preferences, limitations and relative rights of the Class B Preferred Stock as Exhibit A, the form of Right
           Certificate as Exhibit B and the Summary of Rights as Exhibit C.
           (Note 9)

     10.1  Amended and Restated Unit Option Plan.

     10.2  Amended and Restated Share Option Plan of the Company.

     10.3  Form of Stock Option Agreement between the Company and certain Directors.  (Note 3)

     10.4  Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

     10.5  Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998.

     10.6  Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998.

     10.7  Amended and Restated Employment Agreement for Willard Albea Chafin,
           Jr., as of January 1, 1999.

     10.8  Amended and Restated Employment Agreement for Rochelle Simpson, as of
           January 1, 1999.

     10.9  Amended and Restated Employment Agreement for Joseph Nehmen, as of
           January 1, 1999.

     10.10 Registration  Rights  Agreement among the Company,  the Tanger Family Limited  Partnership and Stanley K.
           Tanger. (Note 2)

     10.10A Amendment to Registration  Rights Agreement among the Company,  the Tanger Family Limited Partnership and
            Stanley K. Tanger. (Note 5)

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

     10.14 Form of Senior Indenture. (Note 6)



     10.15 Form of First Supplemental Indenture (to Senior Indenture). (Note 6)

     10.15A Form of Second Supplemental Indenture (to Senior Indenture) dated
            October 24, 1997 among Tanger Properties Limited Partnership, Tanger
            Factory Outlet Centers, Inc. and State Street Bank & Trust Company.
            (Note 8)

     21.1   List of Subsidiaries. (Note 2)

     23.1   Consent of PricewaterhouseCoopers LLP.


     Notes to Exhibits:

     1. Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-11 filed October 6, 1993, as amended.
     2. Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-11 filed May 27, 1993, as amended.
     3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
     4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     5. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     6. Incorporated by reference to the exhibits to the Company's Current
        Report on Form 8-K dated March 6, 1996.
     7. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
     8. Incorporated by reference to the exhibits to the Company's Current
        Report on Form 8-K dated October 24, 1997.
     9. Incorporated by reference to Exhibit 1.1 to the Company's Registration
        Statement on Form 8-A, filed August 24, 1998.

(B)  REPORTS ON FORM 8-K  - none.

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

March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signature                                Title                              Date
         -----------                               -----                              -----
/s/ Stanley K. Tanger                      Chairman of the Board and               March 26, 1999
-----------------------------              Chief Executive Officer
Stanley K. Tanger                          (Principal Executive Officer)


/s/ Steven B. Tanger                       Director, President and                 March 26, 1999
-----------------------------              Chief Operating Officer
 Steven B. Tanger

/s/ Frank C. Marchisello, Jr.              Senior Vice President and               March 26, 1999
-----------------------------              Chief Financial Officer
Frank C. Marchisello, Jr.                  (Principal Financial and
                                           Accounting Officer)

/s/ Jack Africk                            Director                                March 26, 1999
-----------------------------
Jack Africk

/s/ William G. Benton                      Director                                March 26, 1999
-----------------------------
William G. Benton

/s/ Thomas E. Robinson                     Director                                March 26, 1999
-----------------------------
Thomas E. Robinson


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY:


We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tanger Factory Outlet Centers, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                               PricewaterhouseCoopers LLP

Greensboro, NC
January 18, 1999

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                              DECEMBER 31,
                                                                            1998       1997
------------------------------------------------------------------------ ----------- ----------

ASSETS
   Rental property
        Land                                                                $53,869    $48,059
        Buildings, improvements and fixtures                                458,546    379,842
        Developments under construction                                      16,832     26,807
------------------------------------------------------------------------ ----------- ----------
                                                                            529,247    454,708
        Accumulated depreciation                                           (84,685)   (64,177)
------------------------------------------------------------------------ ----------- ----------
             Rental property, net                                           444,562    390,531
   Cash and cash equivalents                                                  6,330      3,607
   Deferred charges, net                                                      8,218      8,651
   Other assets                                                              12,685     13,225
------------------------------------------------------------------------ ----------------------
             TOTAL ASSETS                                                  $471,795   $416,014
======================================================================== =========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                            $150,000   $150,000
        Mortgages payable                                                    72,790     74,050
        Lines of credit                                                      79,695      5,000
------------------------------------------------------------------------ ----------- ----------
                                                                            302,485    229,050
   Construction trade payables                                                9,224     12,913
   Accounts payable and accrued expenses                                     10,723     13,526
------------------------------------------------------------------------ ----------- ----------
        TOTAL LIABILITIES                                                   322,432    255,489
------------------------------------------------------------------------ ----------- ----------
Commitments
Minority interest                                                            35,324     38,406
------------------------------------------------------------------------ ----------- ----------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized, 88,270 and
        90,689 shares issued and outstanding
        at December 31, 1998 and 1997                                             1          1
   Common shares, $.01 par value, 50,000,000 shares authorized,
        7,897,606 and 7,853,936 shares issued and outstanding
        at December 31, 1998 and 1997                                            79         78
   Paid in capital                                                          137,530    137,020
   Distributions in excess of net income                                   (23,571)   (14,980)
------------------------------------------------------------------------ ----------- ----------
        TOTAL SHAREHOLDERS' EQUITY                                          114,039    122,119
------------------------------------------------------------------------ ----------- ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $471,795   $416,014
======================================================================== =========== ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                    YEAR ENDED DECEMBER 31,
                                                                   1998       1997      1996
--------------------------------------------------------------- --------- ---------- ----------
 REVENUES
   Base rentals                                                  $66,187    $56,807    $50,596
   Percentage rentals                                              3,087      2,637      2,017
   Expense reimbursements                                         26,852     24,665     21,991
   Other income                                                    1,640      1,162        896
--------------------------------------------------------------- --------- ---------- ----------
        Total revenues                                            97,766     85,271     75,500
--------------------------------------------------------------- --------- ---------- ----------
EXPENSES
   Property operating                                             29,106     26,269     23,559
   General and administrative                                      6,669      6,145      5,467
   Interest                                                       22,028     16,835     13,998
   Depreciation and amortization                                  22,154     18,439     16,458
   Asset write-down                                                2,700        ---        ---
--------------------------------------------------------------- --------- ---------- ----------
        Total expenses                                            82,657     67,688     59,482
--------------------------------------------------------------- --------- ---------- ----------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                         15,109     17,583     16,018
Gain on sale of real estate                                          994        ---        159
--------------------------------------------------------------- --------- ---------- ----------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM            16,103     17,583     16,177
Minority interest                                                 (3,944)    (4,756)    (4,425)
--------------------------------------------------------------- --------- ---------- ----------
INCOME BEFORE EXTRAORDINARY ITEM                                  12,159     12,827     11,752
Extraordinary item - Loss on early extinguishment of debt,
net of minority interest of $128 in 1998 and $270 in 1996           (332)        ---      (561)
--------------------------------------------------------------- --------- ---------- ----------
NET INCOME                                                        11,827     12,827     11,191
Less preferred share dividends                                   (1,911)    (1,808)    (2,399)
--------------------------------------------------------------- --------- ---------- ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                       $9,916    $11,019     $8,792
=============================================================== ========= ========== ==========

BASIC EARNINGS PER COMMON SHARE:
    Income before extraordinary item                             $ 1.30    $  1.57    $  1.46
    Extraordinary item                                             (.04)        ---      (.09)
--------------------------------------------------------------- --------- ---------- ----------
    Net income                                                   $ 1.26    $  1.57    $  1.37
=============================================================== ========= ========== ==========
DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary item                             $ 1.28    $  1.54    $  1.46
    Extraordinary item                                             (.04)        ---      (.09)
--------------------------------------------------------------- --------- ---------- ----------
    Net income                                                   $ 1.24    $  1.54    $  1.37
=============================================================== ========= ========== ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                        (In thousands, except share data)



                                                               Distributions
                                                                 in Equity
                                    Preferred   Common  Paid in  Excess  of     Total
                                      Shares    Shares  Capital  Net Income  Shareholders'
------------------------------------ ------- --------- --------- ---------    ----------
BALANCE, DECEMBER 31, 1995               $1      $ 63  $113,905   $(6,409)    $107,560
Conversion of 35,065 preferred
shares into 315,929 common shares       ---         3        (3)      ---          ---
Compensation under Unit Option Plan     ---       ---       229       ---          229
Adjustment for minority interest
in  the Operating Partnership           ---       ---    (1,666)      ---       (1,666)
Net income                              ---       ---       ---    11,191       11,191
Preferred dividends ($18.56 per share)  ---       ---       ---    (2,416)      (2,416)
Common dividends ($2.06 per share)      ---       ---       ---   (13,160)     (13,160)
------------------------------------ ------- --------- --------- --------- ----------
BALANCE, DECEMBER 31, 1996                1        66    112,465  (10,794)     101,738
Conversion of 15,730 preferred
shares into 141,726 common shares       ---         1         (1)     ---          ---
Issuance of 29,700 common shares
upon exercise of unit options           ---       ---        703      ---          703
Issuance of 1,080,000 common
shares, net of issuance costs           ---        11     29,230      ---       29,241
Compensation under Unit Option Plan     ---       ---        234      ---          234
Adjustment for minority interest
in the Operating Partnership            ---       ---     (5,611)     ---       (5,611)
Net income                              ---       ---        ---     12,827     12,827
Preferred dividends ($19.55 per share)  ---       ---        ---     (1,789)    (1,789)
Common dividends ($2.17 per share)      ---       ---        ---    (15,224)   (15,224)
------------------------------------ ------- --------- --------- --------- ----------
BALANCE, DECEMBER 31, 1997                1        78    137,020    (14,980)   122,119
Conversion of 2,419 preferred
shares into 21,790 common shares        ---         1         (1)       ---        ---
Issuance of 31,880 common shares
upon exercise of unit options           ---       ---         762       ---        762
Repurchase and retirement of 10,000
  common shares                         ---       ---        (216)      ---       (216)
Compensation under Unit Option Plan     ---       ---         142       ---        142
Adjustment for minority interest
in the Operating Partnership            ---       ---        (177)      ---       (177)
Net income                              ---       ---         ---     11,827    11,827
Preferred dividends ($21.17 per
share)                                  ---       ---         ---     (1,894)   (1,894)
Common dividends ($2.35 per share)      ---       ---         ---    (18,524)  (18,524)
------------------------------------ ------- ---------  ---------  ---------  ---------
BALANCE, DECEMBER 31, 1998              $ 1      $ 79    $137,530   $(23,571) $114,039
==================================== ======= =========  =========   ========= =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    YEAR ENDED DECEMBER 31,
                                                                  1998       1997      1996
 -------------------------------------------------------------- --------- ---------- ---------
 OPERATING ACTIVITIES
    Net income                                                   $11,827    $12,827   $11,191
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                              22,154     18,439    16,458
       Amortization of deferred financing costs                    1,076      1,094       953
       Minority interest                                           3,816      4,756     4,155
       Loss on early extinguishment of debt                          460        ---       831
       Asset write-down                                            2,700        ---       ---
       Gain on sale of real estate                                 (994)        ---     (159)
       Straight-line base rent adjustment                          (688)      (347)   (1,192)
       Compensation under Unit Option Plan                           195        338       338
       Increase (decrease) due to changes in:
          Other assets                                           (1,956)    (1,861)       597
          Accounts payable and accrued expenses                  (2,803)      3,968     4,879
 -------------------------------------------------------------- --------- ---------- ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES          35,787     39,214    38,051
 -------------------------------------------------------------- --------- ---------- ---------
 INVESTING ACTIVITIES
    Acquisition of real estate                                  (44,650)   (37,500)       ---
    Additions to rental properties                              (35,252)   (54,795)  (35,408)
    Additions to deferred lease costs                            (1,895)    (1,341)   (1,167)
    Proceeds from sale of real estate                              2,561        ---       174
 -------------------------------------------------------------- --------- ---------- ---------
               NET CASH USED IN INVESTING ACTIVITIES            (79,236)   (93,636)  (36,401)
 -------------------------------------------------------------- --------- ---------- ---------
 FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                      ---     29,241       ---
    Repurchase of common shares                                    (216)        ---       ---
    Cash dividends paid                                         (20,418)   (17,013)  (15,576)
    Distributions to minority interest                           (7,128)    (6,583)   (6,249)
    Proceeds from notes payable                                      ---     75,000    75,000
    Repayments on mortgages payable                              (1,260)    (1,154)   (1,019)
    Proceeds from revolving lines of credit                      152,760    118,450    70,301
    Repayments on revolving lines of credit                     (78,065)  (141,250)  (123,027)
    Additions to deferred financing costs                          (263)    (1,950)   (3,606)
    Proceeds from exercise of unit options                           762        703       ---
 -------------------------------------------------------------- --------- ---------- ---------
       NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES       46,172     55,444   (4,176)
 -------------------------------------------------------------- --------- ---------- ---------
 Net increase (decrease) in cash and cash equivalents              2,723      1,022   (2,526)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,607      2,585     5,111
 -------------------------------------------------------------- --------- ---------- ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                         $6,330     $3,607    $2,585
 ============================================================== ========= ========== =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION AND FORMATION OF THE COMPANY

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 31 factory outlet centers located in 23 states with a total gross leasable area of approximately 5.1 million square feet at the end of 1998. The Company provides all development, leasing and management services for its centers.

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

     MINORITY INTEREST - Minority interest reflects the limited partner's percentage ownership of Operating Partnership Units (the "Units"). Income is allocated to the limited partner based on its respective ownership interest (See
Note 7).

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

     OPERATING SEGMENTS - The Company aggregates the financial information of all its centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1998, 1997 and 1996 amounted to $762,000, $1,877,000 and $1,044,000, and development costs capitalized amounted to $1,903,000, $1,637,000 and $1,321,000, respectively. Depreciation expense for each of the years ended December 31, 1998, 1997 and 1996 was $20,873,000, $17,327,000 and $15,449,000,
respectively.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Company believes that no material impairment existed at December 31, 1998.

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

     REVENUE RECOGNITION - Minimum rental income is recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term.

     INCOME TAXES - The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for Federal income taxes. The Company paid preferred dividends per share of $21.17, $19.55, and $18.56 in 1998, 1997, and 1996, respectively, all of which are treated as ordinary income. The table below summarizes the common dividends paid per share and the amount representing estimated return of capital.

       Common dividends per share:                   1998      1997      1996
       ------------------------------------------- --------- --------- ---------
       Ordinary income                               $1.340    $1.779    $1.607
       Return of capital                              1.010      .391      .453
       ------------------------------------------- --------- --------- ---------
                                                     $2.350    $2.170    $2.060
       =========================================== ========= ========= =========

     CONCENTRATION OF CREDIT RISK - The Company's management performs ongoing credit evaluations of their tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 1998, 1997 and 1996.

     SUPPLEMENTAL CASH FLOW INFORMATION - The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1998, 1997 and 1996 amounted to $9,224,000, $12,913,000 and $8,320,000 respectively. Interest paid, net of interest capitalized, in 1998, 1997 and 1996 was $20,690,000, $12,337,000 and
$10,637,000, respectively.

3.   DEFERRED CHARGES

Deferred charges as of December 31, 1998 and 1997 consist of the following (in thousands):


                                                                  1998     1997
      -------------------------------------------------------- -------- --------
       Deferred lease costs                                      $9,551   $7,658
       Deferred financing costs                                   5,691    6,607
      -------------------------------------------------------- -------- --------
                                                                 15,242   14,265
       Accumulated amortization                                   7,024    5,614
      -------------------------------------------------------- -------- --------
                                                                 $8,218   $8,651
      ======================================================== ======== ========

Amortization of deferred lease costs for the years ended December 31, 1998, 1997 and 1996 was $1,019,000, $873,000 and $799,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 1998, 1997 and 1996 was $1,076,000, $1,094,000 and $953,000 respectively. During 1998 and 1996, the Company expensed the remaining unamortized financing costs totaling $460,000 and $831,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as extraordinary items in the accompanying consolidated statements of operations.

4.   ASSET WRITE-DOWN

During 1998, the Company discontinued the development of its Concord, North Carolina, Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Company. As a result, the Company recorded a $2.7 million charge in the fourth quarter to write-off the carrying amount of these projects, net of proceeds received from the sale of the Company's interest in the Concord project to an unrelated third party.

5.   LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                                1998      1997
 ---------------------------------------------------------- ---------- ---------
     8.75% Senior, unsecured notes, maturing March 2001       $75,000   $75,000
     7.875% Senior, unsecured notes, maturing October 2004     75,000    75,000
     Mortgage notes with fixed interest at:
          8.92%, maturing January 2002                         47,405    48,142
          8.625%, maturing September 2000                       9,805    10,121
          9.77%, maturing April 2005                           15,580    15,787
     Revolving lines of credit with variable interest rates
     ranging from
          either prime less .25% to prime or from LIBOR plus   79,695     5,000
     1.55% to LIBOR plus 1.60%
     ------------------------------------------------------ ---------- ---------
                                                             $302,485  $229,050
     ====================================================== ========== =========

The Company maintains revolving lines of credit which provide for borrowing up to $100 million. The agreements expire at various times through the year 2001. Interest is payable based on alternative interest rate bases at the Company's option. Amounts available under these facilities at December 31, 1998 totaled $20.3 million. Certain of the Company's properties, which had a net book value of approximately $85.1 million at December 31, 1998, serve as collateral for the fixed rate mortgages.

The credit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. All three existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

During March 1999, the Company refinanced its 8.92% notes. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. In addition, the Company extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

Maturities of the existing long-term debt, after giving consideration to the refinance and extension as described above, are as follows (in thousands):


                      Year                      Amount          %
                      ----------------------- --------- ----------
                      1999                      $1,461        ---
                      2000                      15,273          5
                      2001                     132,316         44
                      2002                       1,403        ---
                      2003                       1,521          1
                      Thereafter               150,511         50
                      ----------------------- --------- ----------
                                              $302,485        100
                      ======================= ========= ==========

6. DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In October 1998, the Company entered into an interest rate swap agreement effective through October 2001 with a notional amount of $20 million which fixed the 30 day LIBOR index at 5.47%. A similar agreement with a notional amount of $10 million at a fixed 30 day LIBOR index of 5.99% expired during 1998 . The impact of these agreements had an insignificant effect on interest expense during 1998, 1997 and 1996.

In anticipation of offering the senior, unsecured notes due 2004, the Company entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Company received proceeds of $714,000. Such amount is being amortized as a reduction to interest expense over the life of the notes and results in an overall effective interest rate on the notes of 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1998, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $309.1 million. The estimated fair value of the interest rate swap agreement at December 31, 1998, as determined by the issuing financial institution, was an unrealized loss of approximately $218,000.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

7. SHAREHOLDERS' AND PARTNERSHIP EQUITY

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

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. At December 31, 1998, 795,309 common shares were reserved for the conversion of Depositary Shares. The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

As of December 31, 1998, the ownership interests of the Operating Partnership consisted of 7,897,606 partnership Units held by the Company, 88,270 preferred partnership Units (which are convertible into approximately 795,309 general partnership Units) held by the Company and 3,033,305 partnership Units held by the limited partner. The limited partner's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. Preferred Units are automatically converted into general partnership Units to the extent of any conversion of Preferred Shares of the Company into common shares of the Company.

On October 13, 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common shares. The timing and amount of purchases will be at the discretion of management. As of December 31, 1998, the Company had paid $216,000 for the repurchase and retirement of 10,000 common shares, leaving a balance of $4,784,000 authorized for future repurchases.

8.  SHAREHOLDERS' RIGHTS PLAN

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

9.  EARNINGS PER SHARE

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, for the years ended December 31, 1998, 1997 and 1996 is set forth as follows (in thousands, except per share amounts):


                                                                       1998      1997      1996
      --------------------------------------------------              --------- --------- ---------
      Numerator:
         Income before extraordinary item                             $12,159   $12,827   $11,752
         Less preferred share dividends                                (1,911)   (1,808)   (2,399)
      --------------------------------------------------              --------- --------- ---------
         Income available to common shareholders -
            numerator for basic and diluted earnings per share         $10,248  $11,019    $9,353
      --------------------------------------------------              --------- --------- ---------

      Denominator:
         Basic weighted average common shares                            7,886    7,028     6,402
         Effect of outstanding share and unit options                      123      112         6
      --------------------------------------------------              --------- --------- ---------
         Diluted weighted average common shares                          8,009    7,140     6,408
      --------------------------------------------------              --------- --------- ---------

      Basic earnings per share before extraordinary item                $ 1.30   $ 1.57    $ 1.46
      ==================================================              ========= ========= =========
      Diluted earnings per share before extraordinary item              $ 1.28   $ 1.54    $ 1.46
      ==================================================              ========= ========= =========

Options to purchase common shares excluded from the computation of diluted earnings per share during 1998, 1997 and 1996 because the exercise price was greater than the average market price of the common shares totaled 268,569, 9,000, and 150,992 shares. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the Units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a common share.

10.  EMPLOYEE BENEFIT PLANS

The Company has a non-qualified and incentive stock option plan ("The 1993 Stock Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The 1993 Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for common shares. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):



                                              1998       1997      1996
          ---------------- ----------------  --------  --------  --------

            Net income:      As reported      $11,827   $12,827   $11,191
                             Pro forma        $11,651   $12,696   $11,114

            Basic EPS:       As reported      $  1.26   $  1.57   $  1.37
                             Pro forma        $  1.24   $  1.55   $  1.36

            Diluted EPS:     As reported      $  1.24   $  1.54   $  1.37
                             Pro forma        $  1.22   $  1.53   $  1.36

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively: expected dividend yields ranging from 8% to 10%; expected lives ranging from 5 years to 7 years; expected volatility 20%; and risk-free interest rates ranging from 5.42% to 6.75%.

The Company may issue up to 1,750,000 shares under The 1993 Stock Option Plan and The 1993 Unit Option Plan. The Company has granted 1,131,240 options, net of options forfeited, through December 31, 1998. Under both plans, the option exercise price is determined by the Stock and Unit Option Committee of the Board of Directors. Non-qualified stock and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1998 have exercise prices between $22.50 and $31.25, with a weighted average exercise price of $25.27 and a weighted average remaining contractual life of 6.6 years. On January 8, 1999, the Company granted to its directors and employees options to purchase an additional 15,000 common shares and 229,300 Units in the Operating Partnership (which are exchangeable for 229,300 common shares of the Company). The exercise price per share and unit was set at the previous day's market closing price of $22.125.

Unamortized stock compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was fully amortized in 1998 and was $195,000 and $533,000 at December 31, 1997 and 1996. Compensation expense recognized during 1998, 1997 and 1996 was $195,000, $338,000 and $338,000, respectively.

A summary of the status of the Company's two plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:



                                     1998                   1997                  1996
                               -----------------      -----------------   --------------------
                                         Wtd Avg                Wtd Avg               Wtd Avg
                                Shares   Ex Price    Shares     Ex Price   Shares    Ex Price
------------------------------ --------- --------- ------------ --------- ---------- ----------

Outstanding at beginning of     874,230    $23.76      915,950    $23.77    680,650     $23.58
year
Granted                         277,600     30.15          ---       ---    237,700      24.29
Exercised                      (31,880)     23.91     (29,700)     23.68        ---        ---
Forfeited                      (50,890)     26.94     (12,020)     24.41    (2,400)      23.59
------------------------------ --------- --------- ------------ --------- ---------- ----------
Outstanding at end of year     1,069,060   $25.27      874,230    $23.76    915,950     $23.77
============================== ========= ========= ============ ========= ========== ==========
Exercisable at end of year      608,520    $23.51      470,750    $23.46    320,410     $23.31
Weighted average fair value
of  options granted               $1.59                    ---                $2.70


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

11.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following amounts are included in property operating expenses for the years ended December 31, 1998, 1997 and 1996 (in thousands):


                                                            1998     1997    1996
      -------------------------------------------------- -------- -------- -------
      Advertising and promotion                          $ 9,069  $ 8,452  $7,691
      Common area maintenance                             11,929   11,113   9,497
      Real estate taxes                                    6,202    5,004   4,699
      Other operating expenses                             1,906    1,700   1,672
      -------------------------------------------------- -------- -------- -------
                                                         $29,106  $26,269  $23,559
      ================================================== ======== ======== =======

12.  LEASE AGREEMENTS

The Company is the lessor of a total of 1,182 stores in 31 factory outlet centers, under operating leases with initial terms that expire from 1999 to 2017. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1998 are as follows (in thousands):

                            1999                       $63,145
                            2000                        54,895
                            2001                        46,451
                            2002                        36,508
                            2003                        20,956
                            Thereafter                  35,479
                            -----------------------     ------
                                                      $257,434
                            ======================= ===========

13.  COMMITMENTS

At December 31, 1998, commitments for construction of new developments and additions to existing properties amounted to $5.6 million. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $517,000 and $468,000 at December 31, 1998 and 1997, respectively. These land leases and other land and equipment noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $1,090,000, $778,000, and $315,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):
                            1999                      $1,522
                            2000                       1,777
                            2001                       1,715
                            2002                       1,669
                            2003                       1,550
                            Thereafter                56,604
                            -----------------------   ------
                                                     $64,837
                            ======================= =========

14.    QUARTERLY FINANCIAL INFORMATION

       The following table sets forth summary quarterly financial information for the years ended December 31, 1998 and 1997 (unaudited and in thousands, except per share data).



  1998 BY QUARTER                               First    Second    Third   Fourth
                                              -------- --------- -------- --------
  Total revenues                              $22,806   $24,350   $25,067 $25,543
  Income before minority interest and
      extraordinary item                        5,523     4,335     3,891   2,354
  Income before extraordinary item              4,115     3,265     2,945   1,834
  Net income                                    3,783     3,265     2,945   1,834
  Basic earnings per common share:
      Income before extraordinary item            .46       .35       .31     .17
      Net income                                  .42       .35       .31     .17
  Diluted earnings per common share:
      Income before extraordinary item (1)        .45       .34       .31     .17
      Net income (1)                              .41       .34       .31     .17

                                              -------- --------- -------- --------

  1997 BY QUARTER                               First    Second    Third   Fourth
                                              -------- --------- -------- --------
  Total revenues                              $19,225   $20,456  $21,657  $23,933
  Income before minority interest               3,965     3,857    4,369    5,392
  Net income                                    2,858     2,814    3,162    3,993
  Basic net income per common share (1)           .36       .34      .40      .45
  Diluted net income per common share (1)         .36       .34      .39      .44
                                              -------- --------- -------- --------

   (1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

15.    ACQUISITIONS

During 1998, the Company completed the acquisitions of two factory outlet centers containing approximately 359,000 square feet of gross leasable area for purchase prices which aggregated $44.7 million. During 1997, the Company completed the acquisitions of three factory outlet centers containing approximately 303,000 square feet for purchase prices which aggregated $37.5 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the consolidated results of operations since the applicable acquisition date.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of each period presented, nor does it purport to represent the results of operations for future periods. The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the all of the acquisitions had occurred as of the January 1, 1997 (unaudited and in thousands, except per share data).
                                                             1998           1997
     -------------------------------------------------- --------- ----- --------
      Total revenues                                     $100,840        $93,988
      Income before extraordinary item                     12,349         13,020
      Net income                                           12,017         13,020
      Basic net income per common share:
         Income before extraordinary item                    1.32           1.60
         Net income                                          1.28           1.60
      Diluted net income per common share:
         Income before extraordinary item                    1.30           1.57
         Net income                                          1.26           1.57
     ================================================== ========= ===== ========

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


                                            PricewaterhouseCcoopers LLP

Greensboro, North Carolina
January 18, 1999

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)



                                                       Costs Capitalized
                                 Initial Cost to  Subsequent to Acquisition  Gross Amount Carried at Close of Period
   Description                      Company             (Inprovements)                      12/31/98 (1)
------------------------------- ----------------    -------------------     ----------------------------------------
                                                        Buildings,         Buildings,          Buildings,
Outlet Center                                          Improvements       Improvements        Improvements
Name           Location           Encumbrances   Land   & Fixtures  Land   & Fixtures   Land   & Fixtures   Total
-------------- ----------------   ----------- -------- ----------  ------ -----------   ---- ----------- -----------
Barstow        Barstow, CA             $ ---   $3,941    $12,533   $ ---      $1,034  $3,941     $13,567     $17,508
Blowing Rock   Blowing Rock, NC          ---    1,963      9,424     ---         138   1,963       9,562      11,525
Boaz           Boaz, AL                  ---      616      2,195     ---       1,153     616       3,348       3,964
Bourne         Bourne, MA                ---      899      1,361     ---         303     899       1,664       2,563
Branch         N. Branch, MN             ---      329      5,644     249       2,349     578       7,993       8,571
Branson        Branson, MO               ---    4,557     25,040     ---       6,055   4,557      31,095      35,652
Casa Grande    Casa Grande, AZ           ---      753      9,091     ---       1,196     753      10,287      11,040
Clover         North Conway, NH          ---      393        672     ---         246     393         918       1,311
Commerce I     Commerce, GA            9,805      755      3,511     492       5,647   1,247       9,158      10,405
Commerce II    Commerce, GA              ---    1,299     14,046     541      11,614   1,840      25,660      27,500
Dalton         Dalton, GA                ---    1,641     15,596     ---         ---   1,641      15,596      17,237
Gonzales       Gonzales, LA              ---      947     15,895      17       3,447     964      19,342      20,306
Kittery-I      Kittery, ME             5,878    1,242      2,961     229       1,193   1,471       4,154       5,625
Kittery-II     Kittery, ME               ---      921      1,835     530         233   1,451       2,068       3,519
Lancaster      Lancaster, PA          15,580    3,691     19,907     ---       6,074   3,691      25,981      29,672
Lawrence       Lawrence, KS              ---    1,013      5,542     429         443   1,442       5,985       7,427
LL Bean        North Conway, NH          ---    1,894      3,351     ---         552   1,894       3,903       5,797
Locust Grove   Locust Grove, GA          ---    2,609     11,801     ---       7,065   2,609      18,866      21,475
Martinsburg    Martinsburg, WV           ---      800      2,812     ---       1,259     800       4,071       4,871
McMinnville    McMinnville, OR           ---    1,071      8,162       5         756   1,076       8,918       9,994
Nags Head      Nags Head, NC             ---    1,853      6,679     ---         564   1,853       7,243       9,096
Pigeon Forge   Pigeon Forge, TN          ---      299      2,508     ---       1,334     299       3,842       4,141
Riverhead      Riverhead, NY             ---      ---     36,374   6,152      63,049   6,152      99,423     105,575
San Marcos     San Marcos, TX         10,050    1,953      9,440      17       9,988   1,970      19,428      21,398
Sanibel        Sanibel, FL                      4,916     23,196     ---         ---   4,916      23,196      28,112
Sevierville    Sevierville, TN           ---      ---     18,495     ---      13,143     ---      31,638      31,638
Seymour        Seymour, IN             8,059    1,710     13,249     ---         248   1,710      13,497      15,207
Stroud         Stroud, OK                ---      446      7,048     ---       4,840     446      11,888      12,334
Terrell        Terrell, TX               ---      805     13,432     ---       3,906     805      17,338      18,143
West Branch    West Branch, MI         6,732      350      3,428     120       4,323     470       7,751       8,221
Williamsburg   Williamsburg,IA        16,686      706      6,781     716      11,217   1,422      17,998      19,420
============== ================      ======== ======== ========== = ===== =========== == ==== =========== ===========
Totals                               $72,789  $44,372   $312,009  $9,497    $163,369 $53,869    $475,378    $529,247
============== ================      ======== ======== ========== = ===== =========== == ==== =========== ===========


   Description                                 Life Used to
---------------                                  Compute
                                               Depreciation
Outlet Center    Accumulated       Date of      in Income
Name             Depreciation   Construction    Statement
--------------  -----------      ----------   -----------

Barstow             $2,793          1995          (2)
Blowing Rock           402          1997 (3)      (2)
Boaz                 1,414          1988          (2)
Bourne                 690          1989          (2)
Branch               2,598          1992          (2)
Branson              6,057          1994          (2)
Casa Grande          3,650          1992          (2)
Clover                 361          1987          (2)
Commerce I           3,419          1989          (2)
Commerce II          3,034          1995          (2)
Dalton                 398          1998 (3)      (2)
Gonzales             5,542          1992          (2)
Kittery-I            1,977          1986          (2)
Kittery-II             830          1989          (2)
Lancaster            4,558          1994 (3)      (2)
Lawrence             1,584          1993          (2)
LL Bean              1,572          1988          (2)
Locust Grove         3,516          1994          (2)
Martinsburg          1,685          1987          (2)
McMinnville          2,549          1993          (2)
Nags Head              342          1997 (3)      (2)
Pigeon Forge         1,541          1988          (2)
Riverhead            9,889          1993          (2)
San Marcos           3,918          1993          (2)
Sanibel                315          1998 (3)      (2)
Sevierville          1,321          1997 (3)      (2)
Seymour              3,123          1994          (2)
Stroud               4,007          1992          (2)
Terrell              3,795          1994          (2)
West Branch          2,277          1991          (2)
Williamsburg         5,528          1991          (2)
==============   ==========    ==========    ===========
Totals             $84,685
==============  ===========    ==========    ===========


(1) AGGREGATE COST FOR FEDERAL INCOME TAX PURPOSES IS APPROXIMATELY $527,122,000
(2) THE COMPANY GENERALLY USES ESTIMATED LIVES RANGING FROM 25 TO 33 YEARS FOR BUILDINGS AND 15 YEARS FOR LAND IMPROVEMENTS. TENANT FINISHING ALLOWANCES ARE DEPRECIATED OVER THE INITIAL LEASE TERM.
(3) REPRESENTS YEAR ACQUIRED

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           SCHEDULE III - (CONTINUED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)



The changes in total real estate for the three years ended December 31, 1998 are as follows:


                                                  1998      1997     1996
                                                -------- --------- --------
     Balance, beginning of year                 $454,708 $358,361  $325,881
     Acquisition of real estate                   44,650   37,500       ---
     Improvements                                 31,599   59,519    32,511
     Dispositions and other                       (1,710)    (672)      (31)
                                                -------- --------- --------
     Balance, end of year                       $529,247 $454,708  $358,361
                                                ======== ========= ========

The changes in accumulated depreciation for the three years ended December 31, 1998 are as follows:

                                                 1998      1997       1996
                                                -------- --------- --------
     Balance, beginning of year                 $64,177   $46,907  $31,458
     Depreciation for the period                 20,873    17,327   15,449
     Dispositions and other                        (365)      (57)     ---
                                                -------- --------- --------
     Balance, end of year                        $84,685  $64,177   $46,907
                                                ======== ========= ========

                               INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

3.1            Amended and Restated Articles of Incorporation of the Company.
               (Note 7)

3.1A Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Note 7)

3.1B Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998.

3.2            Restated By-Laws of the Company.

3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 1)

4.1 Form of Deposit Agreement, by and between the Company and the Depositary, including Form of Depositary Receipt. (Note 1)

4.2            Form of Preferred Stock Certificate. (Note 1)

4.3 Rights Agreement, dated as of August 20, 1998, between Tanger Factory Outlet Centers, Inc. and BankBoston, N.A., which includes the form of Articles of Amendment to the Amended and Restated Articles of Incorporation, designating the preferences, limitations and relative rights of the Class B Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. (Note 9)

10.1           Amended and Restated Unit Option Plan.

10.2           Amended and Restated Share Option Plan of the Company.

10.3 Form of Stock Option Agreement between the Company and certain Directors. (Note 3)

10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998.

10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998.

10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 1999.

10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 1999.

10.9 Amended and Restated Employment Agreement for Joseph Nehmen, as of January 1, 1999.

10.10 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 2)

10.10A Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 5)

10.11          Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
               (Note 2)

10.12 Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Note 2)

10.13 Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $50,000,000, dated as of December 13, 1994. (Note 4)

10.15          Form of Senior Indenture. (Note 6)

10.16          Form of First Supplemental Indenture (to Senior Indenture). (Note
               6)

10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 8)

21.1           List of Subsidiaries. (Note 2)

23.1           Consent of PricewaterhouseCoopers LLP.

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

4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

5. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

6. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.

7. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

8. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.

9. Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A, filed August 24, 1998.