Form 10-Q
period 1999-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 1999-05-14
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR
            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______ to_______

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

       3200 NORTHLINE AVENUE, SUITE 360, GREENSBORO, NORTH CAROLINA 27408
                    (Address of principal executive offices)
                                   (Zip code)

                                 (336) 292-3010
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        7,849,306 shares of Common Stock,
                $.01 par value, outstanding as of April 26, 1999

--------------------------------------------------------------------------------

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION



                                                                                  Page Number
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
             For the three months ended March 31, 1999 and 1998                        3

         Consolidated Balance Sheets
             As of March 31, 1999 and December 31, 1998                                4

         Consolidated Statements of Cash Flows
             For the three months ended March 31, 1999 and 1998                        5

         Notes to Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      8



                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                             16

Signatures                                                                            16


               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1999            1998
---------------------------------------------------------------------- --------- -------------
                                                                            (Unaudited)

REVENUES
   Base rentals                                                         $17,071       $15,655
   Percentage rentals                                                       408           494
   Expense reimbursements                                                 6,358         6,360
   Other income                                                             326           297
---------------------------------------------------------------------- --------- -------------
        Total revenues                                                   24,163        22,806
---------------------------------------------------------------------- --------- -------------
EXPENSES
   Property operating                                                     6,889         6,652
   General and administrative                                             1,674         1,699
   Interest                                                               5,969         4,792
   Depreciation and amortization                                          6,179         5,134
---------------------------------------------------------------------- --------- -------------
        Total expenses                                                   20,711        18,277
---------------------------------------------------------------------- --------- -------------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE, MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                 3,452         4,529
Gain on sale of real estate                                                 ---           994
---------------------------------------------------------------------- --------- -------------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                    3,452         5,523
Minority interest                                                         (826)       (1,408)
---------------------------------------------------------------------- --------- -------------
INCOME BEFORE EXTRAORDINARY ITEM                                          2,626         4,115
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $96 and $128                               (249)         (332)
---------------------------------------------------------------------- --------- -------------
NET INCOME                                                                2,377         3,783
Less preferred share dividends                                            (479)         (468)
---------------------------------------------------------------------- --------- -------------
Net income available to common shareholders                              $1,898        $3,315
---------------------------------------------------------------------- --------- -------------

BASIC EARNINGS PER COMMON SHARE:
   Income before extraordinary item                                        $.27          $.46
   Extraordinary item                                                      (.03)         (.04)
---------------------------------------------------------------------- --------- -------------
   Net income                                                              $.24          $.42
---------------------------------------------------------------------- --------- -------------
DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary item                                        $.27         $ .45
   Extraordinary item                                                      (.03)         (.04)
---------------------------------------------------------------------- --------- -------------
   Net income                                                              $.24          $.41
---------------------------------------------------------------------- --------- -------------

DIVIDENDS PAID PER COMMON SHARE                                            $.60          $.55
---------------------------------------------------------------------- --------- -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                      MARCH 31, DECEMBER 31,
                                                                        1999         1998
-------------------------------------------------------------------- ----------- --------------
                                                                     (Unaudited)
ASSETS
   Rental property
        Land                                                            $53,869        $53,869
        Buildings, improvements and fixtures                            470,534        458,546
        Developments under construction                                  13,347         16,832
-------------------------------------------------------------------- ----------- --------------
                                                                        537,750        529,247
        Accumulated depreciation                                        (90,468)       (84,685)
-------------------------------------------------------------------- ----------- --------------
             Rental property, net                                       447,282        444,562
   Cash and cash equivalents                                                200          6,330
   Deferred charges, net                                                  8,588          8,218
   Other assets                                                          10,864         12,685
-------------------------------------------------------------------- ----------- --------------
        TOTAL ASSETS                                                   $466,934       $471,795
-------------------------------------------------------------------- ----------- --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Long-term debt
        Senior, unsecured notes                                        $150,000       $150,000
        Mortgages payable                                                91,746         72,790
        Lines of credit                                                  63,455         79,695
---------------------------------------------------------------------- --------- -------------
                                                                        305,201        302,485
   Construction trade payables                                            6,468          9,224
   Accounts payable and accrued expenses                                 10,498         10,723
-------------------------------------------------------------------- ----------- --------------
        TOTAL LIABILITIES                                               322,167        322,432
-------------------------------------------------------------------- ----------- --------------
Commitments

Minority interest                                                        34,153         35,324
-------------------------------------------------------------------- ----------- --------------
SHAREHOLDERS' EQUITY
   Preferred shares, $.01 par value, 1,000,000 shares authorized,
       88,270 shares issued and outstanding at March 31, 1999
       and December 31, 1998                                                  1              1
   Common shares, $.01 par value, 50,000,000 shares authorized,
       7,864,306 and 7,897,606 shares issued and outstanding
       at March 31, 1999 and December 31, 1998                               79             79
   Paid in capital                                                      136,944        137,530
   Distributions in excess of net income                               (26,410)       (23,571)
-------------------------------------------------------------------- ----------- --------------
        TOTAL SHAREHOLDERS' EQUITY                                      110,614        114,039
-------------------------------------------------------------------- ----------- --------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $466,934       $471,795
-------------------------------------------------------------------- ----------- --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        1999        1998
--------------------------------------------------------------------- --------- ---------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
   Net income                                                           $2,377          $3,783
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      6,179           5,134
      Amortization of deferred financing costs                             274             258
      Minority interest                                                    730           1,280
      Loss on early extinguishment of debt                                 345             460
      Gain on sale of real of estate                                       ---           (994)
      Straight-line base rent adjustment                                 (150)            (84)
      Compensation under Unit Option Plan                                  ---              84
   Increase (decrease) due to changes in:
      Other assets                                                       1,899             606
      Accounts payable and accrued expenses                              (225)         (2,005)
--------------------------------------------------------------------- --------- ---------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                    11,429           8,522
--------------------------------------------------------------------- --------- ---------------
INVESTING ACTIVITIES
   Acquisition of rental properties                                        ---        (17,000)
   Additions to rental properties                                     (11,237)         (9,714)
   Additions to deferred lease costs                                     (549)           (483)
   Net proceeds from sale of real estate                                   ---           2,411
--------------------------------------------------------------------- --------- ---------------
           NET CASH USED IN INVESTING ACTIVITIES                      (11,786)        (24,786)
--------------------------------------------------------------------- --------- ---------------
FINANCING ACTIVITIES
   Repurchase of common shares                                           (667)             ---
   Cash dividends paid                                                 (5,216)         (4,769)
   Distributions to minority interest                                  (1,820)         (1,668)
   Proceeds from mortgages payable                                      66,500             ---
   Repayments on mortgages payable                                    (47,544)           (304)
   Proceeds from revolving lines of credit                              26,110          35,765
   Repayments on revolving lines of credit                            (42,350)        (11,100)
   Additions to deferred financing costs                                 (786)           (134)
   Proceeds from exercise of unit options                                  ---              48
--------------------------------------------------------------------- --------- ---------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (5,773)          17,838
--------------------------------------------------------------------- --------- ---------------
Net increase (decrease) in cash and cash equivalents                   (6,130)           1,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,330           3,607
--------------------------------------------------------------------- --------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $200          $5,181
--------------------------------------------------------------------- --------- ---------------

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 1999 and 1998 amounted to $6,468 and $8,375, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

   The unaudited Consolidated Financial Statements of Tanger Factory Outlet Centers, Inc., a North Carolina corporation (the "Company"), have been prepared pursuant to generally accepted accounting principles and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

   The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

2. DEVELOPMENT OF RENTAL PROPERTIES

   During the first quarter of 1999, the Company substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet. Additionally, approximately 143,000 square feet of expansions in five of the Company's centers are currently under construction and are scheduled to open in the second half of 1999.

   Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.3 million at March 31, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

   Interest costs capitalized during the three months ended March 31, 1999 and 1998 amounted to $346,000 and $336,000, respectively.

3. LONG-TERM DEBT

   On March 18, 1999, the Company obtained a $66.5 million non-recourse 10 year loan with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinances a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the quarter and are reflected as an extraordinary item, net of minority interest, in the accompanying statements of operations.

   At March 31, 1999, the Company had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $36.5 million was available for additional borrowings.

4.      STOCK REPURCHASES

        During the quarter, the Board of Directors increased the amount authorized to repurchase the Company's common shares from $5 million to $6 million. During the quarter ended March 31, 1999, the Company repurchased and retired an additional 33,300 shares for approximately $667,000, leaving a balance of $5.2 million authorized for future repurchases.

5.     EARNINGS PER SHARE

       The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (in thousands, except per share amounts):


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,

                                                                       1999          1998
      ------------------------------------------------------------- ----------- -----------

      NUMERATOR:

         Income before extraordinary item                              $2,626      $4,115

         Less preferred share dividends                                  (479)       (468)
      ------------------------------------------------------------- ----------- -----------

         Income available to common shareholders -
              numerator for basic and diluted earnings per share       $2,147      $3,647
      ------------------------------------------------------------- ----------- -----------

      DENOMINATOR:

         Basic weighted average common shares                           7,884       7,858

         Effect of outstanding share and unit options                     ---         180
      ------------------------------------------------------------- ----------- -----------

         Diluted weighted average common shares                         7,884       8,038
      ------------------------------------------------------------- ----------- -----------

      Basic earnings per share before extraordinary item                 $.27        $.46
      ------------------------------------------------------------- ----------- -----------

      Diluted earnings per share before extraordinary item               $.27        $.45
      ------------------------------------------------------------- ----------- -----------



       Options to purchase common shares which were excluded from the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 because the exercise price was greater than the average market price of the common shares totaled 1,314,342 and 26,000, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

 6.      SUBSEQUENT EVENTS

       On May 3, 1999, a tornado severely damaged the Company's outlet center in Stroud, Oklahoma. There were no reported injuries at the center, but the extensive damage has made the center non-operational. At March 31, 1999, the Stroud center's total assets were less than 2% of the Company's total assets and its revenues in 1998 were less than 3% of the Company's total revenues in 1998. Based on the Company's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Company believes that the impact of this event will not have a material effect on the Company's financial condition, results of operations or cash flows.

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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the three months ended March 31, 1999 with the three months ended March 31, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenant's business may change if the economy changes, which might effect
   (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;

- the laws and regulations that apply to us could change (for instance, a change in the tax laws that apply to REITs could result in unfavorable tax treatment for us);

- capital availability (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

- our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

GENERAL OVERVIEW

At March 31, 1999, the Company owned 31 centers in 23 states totaling 5.1 million square feet compared to 30 centers in 22 states totaling 4.7 million square feet at March 31, 1998. Since March 31, 1998, the Company has acquired one center, expanded two centers and sold one center, increasing GLA by approximately 362,000 square feet.

During the first quarter of 1999, the Company substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet.

Additionally, approximately 143,000 square feet of expansions in five of the Company's centers are currently under construction and are scheduled to open in the second half of 1999.

On May 3, 1999, a tornado severely damaged the Company's outlet center in Stroud, Oklahoma. There were no reported injuries at the center, but the extensive damage has made the center non-operational. At March 31, 1999, the Stroud center's total assets were less than 2% of the Company's total assets and its revenues in 1998 were less than 3% of the Company's total revenues in 1998. Based on the Company's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Company believes that the impact of this event will not have a material effect on the Company's financial condition, results of operations or cash flows.

A summary of the operating results for the three months ended March 31, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.



                                                                             1999         1998
---------------------------------------------------------------------- --------- -------------
GLA open at end of period (000's)                                           5,062        4,700
Weighted average GLA (000's) (1)                                            5,039        4,499
Outlet centers in operation                                                    31           30
New centers acquired                                                           --            1
Centers sold                                                                   --            1
Centers expanded                                                                1           --
States operated in at end of period                                            23           22
Occupancy percentage at end of period                                         94%          97%


  PER SQUARE FOOT
Revenues
  Base rentals                                                              $3.39        $3.48
  Percentage rentals                                                          .08          .11
  Expense reimbursements                                                     1.26         1.41
  Other income                                                                .06          .07
--------------------------------------------------------- ------------ ----------- ------------
    Total revenues                                                           4.79         5.07
--------------------------------------------------------- ------------ ----------- ------------
Expenses
  Property operating                                                         1.37         1.48
  General and administrative                                                  .33          .38
  Interest                                                                   1.18         1.07
  Depreciation and amortization                                              1.23         1.14
---------------------------------------------------------------------- --------- -------------
    Total expenses                                                           4.11         4.07
--------------------------------------------------------- ------------ ----------- ------------
Income before gain on sale of real estate, minority
interest and extraordinary item                                              $.68        $1.00
 --------------------------------------------------------- ------------ ----------- ------------
(1) GLA WEIGHTED BY MONTHS OF OPERATIONS. GLA IS NOT ADJUSTED FOR FLUCTUATIONS
IN OCCUPANCY WHICH MAY OCCUR SUBSEQUENT TO THE ORIGINAL OPENING DATE.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

Base rentals increased $1.4 million, or 9%, in the 1999 period when compared to the same period in 1998 primarily as a result of a 12% increase in weighted average GLA. The increase in weighted average GLA is due to the acquisitions in March 1998 (173,000 square feet) and July 1998 (186,000 square feet) and expansions at three of the Company's centers totaling approximately 125,642 square feet. Base rent per weighted average GLA decreased $.09 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first three months of 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $86,000, and on a weighted average GLA basis, decreased $.03 per square foot in the first three months of 1999 compared to the first three months of 1998. The decrease reflects lower sales for the tenants whose lease years ended in the first quarter of 1999. For the three months ended March 31, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were even with that of the previous year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 three month period to 92% in the 1999 three month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Property operating expenses increased by $237,000, or 4%, in the 1999 period as compared to the 1998 period due to a higher average GLA in 1999 versus 1998. However, on a weighted average GLA basis, property operating expenses decreased $.11 per square foot from $1.48 to $1.37. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses decreased $25,000, or 1%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, decreased $.05 per square foot from $.38 in 1998 to $.33 in 1999 reflecting the absorption of the acquisitions and expansions in 1998 without corresponding increases in general and administrative expenses.

Interest expense increased $1.2 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and expansions. Depreciation and amortization per weighted average GLA increased from $1.14 per square foot in the 1998 period to $1.23 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on sale of real estate for the three months ended March 31, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary losses recognized in each three month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.4 million and $8.5 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash provided by operating activities is due primarily to an increase in receivables and a lesser decrease in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $11.8 and $24.8 million during the first three months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisition of a factory outlet center in Dalton, Georgia in 1998. Likewise, net cash from financing activities amounted to $(5.8) and $17.8 million during the first three months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first three months of 1999 compared to the same period in 1998 was an increase in dividends paid of $599,000 and the repurchase and retirement of some of the Company's common shares totaling $667,000 in 1999.

During the first quarter of 1999, the Company substantially completed a 94,982 square foot expansion of its center in Sevierville, Tennessee which began opening in fourth quarter 1998, opening an additional 48,279 square feet. Additionally, approximately 143,000 square feet of expansions in five of the Company's centers is currently under construction and is scheduled to open in the second half of 1999. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.3 million at March 31, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Company is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of five existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Company regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $36.5 million was available for additional borrowings at March 31, 1999. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1999.

On March 18, 1999, the Company refinanced its 8.92% notes which had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinancing, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Company extended the maturity of one of its revolving lines of credit from June 2000 to June 2001.

At March 31, 1999, approximately 70% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on March 31, 1999 was 7.9%.


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

On April 8, 1999, the Board of Directors of the Company declared a $.605 cash dividend per common share payable on May 14, 1999 to each shareholder of record on April 30, 1999, and caused a $.605 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.5451 per preferred depositary share payable on May 14, 1999 to each shareholder of record on April 30, 1999. Both dividends represent a 1% increase from the quarterly distributions previously paid to holders of shares and Operating Partnership units.

MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 1999, the Company had an interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Company receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 5.47%. These swaps effectively change the Company's payment of interest on $20 million of variable rate debt to fixed rate debt for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At March 31, 1999, the Company would have paid $42,000 to terminate the agreements. A 1% decrease in the 30 day LIBOR index would increase the amount paid by approximately $501,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at March 31, 1999 was $282.5 million. A 1% increase from prevailing interest rates at March 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $6.1 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

FUNDS FROM OPERATIONS

Management believes that for a clear understanding of the consolidated historical operating results of the Company, FFO should be considered along with net income as presented in the unaudited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of real estate, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

Below is a calculation of funds from operations for the three months ended March 31, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):




                                                                    1999            1998
------------------------------------------------- ------------- ------------ -------------
FUNDS FROM OPERATIONS:

  Income before gain on sale of real estate, minority interest       $3,452        $4,529
     and extraordinary item
  Adjusted for depreciation and amortization uniquely                 6,121         5,086
        significant to real estate
------------------------------------------------- ------------- ------------ -------------
  Funds from operations before minority interest                     $9,573        $9,615
------------------------------------------------- ------------- ------------ -------------
CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                           $11,429        $8,522
     Investing activities                                           (11,786)      (24,786)
     Financing activities                                            (5,773)        17,838

WEIGHTED AVERAGE SHARES OUTSTANDING  (1)                             11,713        11,885
------------------------------------------------- ------------- ------------ -------------

--------------------------------
(1) ASSUMES THE PARTNERSHIP UNITS OF THE OPERATING PARTNERSHIP HELD BY THE MINORITY INTEREST, PREFERRED SHARES OF THE COMPANY AND SHARE AND UNIT OPTIONS ARE ALL CONVERTED TO COMMON SHARES OF THE COMPANY.

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

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size
                                       13
requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 311,000 square feet of space is up for renewal during the remainder of 1999 and approximately 690,000 square feet will come up for renewal in 2000. If the Company were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 409,000 square feet scheduled to expire in 1999 has already been renewed. In addition, the Company continues to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at its 31 outlet centers. Assessment and testing of these systems is expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced by mid-1999. Based on preliminary assessment, the cost of replacement is not expected to be significant.


THIRD PARTIES. The Company has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Company is diligently working to substantially complete its third party assessment. The

Company has received responses to approximately 66% of the surveys sent to tenants, banks and key suppliers of which 99% have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Company also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS. The accounting software and network operating system upgrades are being executed under existing maintenance and support agreements with software vendors, and thus the Company does not expect to incur additional costs to bring those systems in compliance. Approximately $220,000 has been spent to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The total cost of Y2K compliance activities, expected to be less than $400,000, has not been, and is not expected to be material to the operating results or financial position of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           10.1 Promissory Notes by and between Tanger Properties Limited Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000.

     (b)   Reports on Form 8-K

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



DATE: May 12, 1999