Form 10-Q
period 1999-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 1999-08-10
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to_______

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                   7,850,256 Common Shares, $.01 par value,
                        outstanding as of July 28, 1999

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number
      Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Operations
           For the three and six months ended June 30, 1999 and 1998     3

        Consolidated Balance Sheets
           As of June 30, 1999 and December 31, 1998                     4

        Consolidated Statements of Cash Flows
           For the six months ended June 30, 1999 and 1998               5

        Notes to Consolidated Financial Statements                       6

      Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8



                             Part II. Other Information

      Item 1.  Legal proceedings                                        17

      Item 4.  Submission of Matters to a Vote of Security Holders      17

      Item 6.  Exhibits and Reports on Form 8-K                         17

      Signatures                                                        18

[OBJECT OMITTED]

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                        1999            1998             1999         1998
-------------------------------------------------------------------------------------------
                                             (unaudited)                    (unaudited)
REVENUES
  Base rentals                            $17,092      $16,469           $34,163    $32,124
  Percentage rentals                          478          381               886        875
  Expense reimbursements                    6,851        7,125            13,209     13,485
  Other income                                718          375             1,044        672
-------------------------------------------------------------------------------------------
    Total revenues                         25,139       24,350            49,302     47,156
-------------------------------------------------------------------------------------------
EXPENSES
  Property operating                        7,339        7,397            14,228     14,049
  General and administrative                1,855        1,640             3,529      3,339
  Interest                                  6,042        5,433            12,011     10,225
  Depreciation and amortization             6,146        5,545            12,325     10,679
-------------------------------------------------------------------------------------------
    Total expenses                         21,382       20,015            42,093     38,292
-------------------------------------------------------------------------------------------
INCOME BEFORE GAIN ON SALE OF REAL
  ESTATE, MINORITY INTEREST AND
  EXTRAORDINARY ITEM                        3,757        4,335             7,209      8,864
Gain on sale of real estate                    --           --                --        994
-------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                        3,757        4,335             7,209      9,858
Minority interest                            (913)      (1,070)           (1,739)    (2,478)
-------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM            2,844        3,265             5,470      7,380
Extraordinary item - Loss early
  estinguishment of debt, net of
  minority interest of $96 and $128            --           --              (249)      (332)
-------------------------------------------------------------------------------------------
NET INCOME                                  2,844        3,265             5,221      7,048
Less preferred share dividends               (481)        (484)             (960)      (952)
-------------------------------------------------------------------------------------------
Net income available to common
  shareholders                            $ 2,363      $ 2,781            $4,261     $6,096
-------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item           $.30         $.35              $.57       $.82
  Extraordinary item                           --           --              (.03)      (.05)
-------------------------------------------------------------------------------------------
  Net income                                 $.30         $.35              $.54       $.77
-------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item           $.30         $.34              $.57       $.80
  Extraordinary item                           --           --              (.03)      (.04)
-------------------------------------------------------------------------------------------
  Net income                                 $.30         $.34              $.54       $.76
-------------------------------------------------------------------------------------------
  Dividends paid per common share            $.61         $.60             $1.21      $1.15
-------------------------------------------------------------------------------------------


               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                            June 30,   December 31,
                                                                             1999        1998
---------------------------------------------------------------------------------------------------
                                                                         (unaudited)
ASSETS
     Rental Property
          Land                                                             $53,869     $53,869
          Buildings, improvements and fixtures                             476,456     458,546
          Developments under construction                                   15,036      16,832
---------------------------------------------------------------------------------------------------
                                                                           545,361     529,247
          Accumulated depreciation                                         (96,203)    (84,685)
---------------------------------------------------------------------------------------------------
          Rental property, net                                             449,158     444,562
     Cash and cash equivalents                                                 200       6,330
     Deferred charges, net                                                   8,810       8,218
     Other assets                                                           12,114      12,685
---------------------------------------------------------------------------------------------------
               Total assets                                               $470,282    $471,795
---------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Long-term debt
          Senior, unsecured notes                                         $150,000    $150,000
          Mortgages payable                                                 91,461      72,790
          Lines of credit                                                   67,298      79,695
---------------------------------------------------------------------------------------------------
                                                                           308,759     302,485
     Construction trade payables                                             6,459       9,224
     Accounts payable and accrued expenses                                  13,884      10,723
---------------------------------------------------------------------------------------------------
          Total liabilities                                                329,102     322,432
---------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                           33,201      35,324
---------------------------------------------------------------------------------------------------
Shareholders' equity
     Preferred shares, $.01 par value, 1,000,000 shares authorized,
       88,220 and 88,270 shares issued and outstanding
       at June 30, 1999 and December 31, 1998                                    1           1
     Common shares, $.01 par value, 50,000,000 shares authorized,
       7,850,256 and 7,897,606 shares issued and outstanding
       at June 30, 1999 and December 31, 1998                                   78          79
     Paid in capital                                                       136,696     137,530
     Distributions in excess of net income                                 (28,796)    (23,571)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                       107,979     114,039
---------------------------------------------------------------------------------------------------
               Total liabilities and shareholders' equity                 $470,282    $471,795
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  1999        1998
----------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
OPERATING ACTIVITIES
     Net income                                                                 $5,221      $7,048
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                         12,325      10,679
          Amortization of deferred financing costs                                 519         542
          Minority interest                                                      1,643       2,350
          Loss on early extinguishment of debt                                     345         460
          Gain on sale of real estate                                               --        (994)
          Straight-line base rent adjustment                                      (194)       (470)
          Compensation under Unit Option Plan                                       --         168
     Increase (decrease) due to changes in:
          Other assets                                                           2,047        (793)
          Accounts payable and accrued expenses                                  2,661      (2,261)
---------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                        24,567      16,729
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Acquisition of rental properties                                               --     (17,000)
     Additions to rental properties                                            (18,853)    (16,298)
     Additions to deferred lease costs                                          (1,253)     (1,313)
     Net proceeds from sale of real estate                                          --       2,411
     Advances to officer                                                        (1,418)         --
     Insurance proceeds from casualty losses                                       500          --
---------------------------------------------------------------------------------------------------
               Net cash used in investing activities                           (21,024)    (32,200)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Repurchase of common shares                                                  (958)         --
     Cash dividends paid                                                       (10,446)     (9,973)
     Distributions to minority interest                                         (3,655)     (3,488)
     Proceeds from mortgages payable                                            66,500          --
     Repayments on mortgages payable                                           (47,829)       (616)
     Proceeds from revolving lines of credit                                    46,303      56,190
     Repayments on revolving lines of credit                                   (58,700)    (27,790)
     Additions to deferred financing costs                                        (900)       (257)
     Proceeds from exercise of unit options                                         12         754
---------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities              (9,673)     14,820
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (6,130)       (651)
Cash and cash equivalents, beginning of period                                   6,330       3,607
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $200      $2,956
---------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 1999 and 1998 amounted to $6,459 and $6,924, respectively.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)
1.    Interim Financial Statements

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

2.    Rental Properties

   During the first six months of 1999, the Company completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Company's centers are currently under construction and are scheduled to open in the second half of 1999.

   On May 3, 1999, a tornado destroyed the Company's outlet center in Stroud, Oklahoma, making the center non-operational. The Stroud center's total assets are less than 2% of the Company's total assets and its revenues are less than 3% of the Company's total revenues. The Company is currently in the process of filing claims with its insurance carrier. Based on the Company's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Company believes that the impact of this event will not have a material effect on the Company's financial condition, results of operations or cash flows. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. A portion of these proceeds has been recognized as Other Income for the second quarter.

   Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $4.3 million at June 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

   Interest costs capitalized during the three months ended June 30, 1999 and 1998 amounted to $264,000 and $63,000, respectively, and during the six months ended June 30, 1999 and 1998 amounted to $610,000 and $399,000, respectively.

3.    Other Assets

   Other assets include a note receivable totaling $1.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer. During the second quarter, Mr. Tanger and the Company entered into a demand note agreement whereby he may borrow up to $2 million through various advances from the Company for an investment in a separate E-commerce business. The note bears interest at a rate of 8% per annum and is secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

4.    Long-Term Debt

   On March 18, 1999, the Company obtained a $66.5 million non-recourse loan due April 1, 2009 with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinances a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the first quarter and are reflected as an extraordinary item, net of minority interest, in the accompanying statements of operations.

   The Company has revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $32.7 million was available for additional borrowings at June 30, 1999. During the first six months of 1999, the Company has extended the maturities of all of its lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

   In June 1999, the Company terminated its interest rate swap agreement with a notional amount of $20 million and, based on its fair value at that time, received cash proceeds of $146,000. The agreement was scheduled to expire in October 2001. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term.

5.    Stock Repurchases

   The Board of Directors has authorized the Company to repurchase up to $6.0 million of its outstanding common shares. During the six months ended June 30, 1999, the Company repurchased and retired an additional 48,300 shares at an average price $19.83 per share for approximately $958,000, leaving a balance of $4.8 million authorized for future repurchases.

6.    Earnings Per Share

   The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):


                                                           Three Months Ended     Six Months Ended
                                                                 June 30,             June 30,
                                                            1999        1998       1999      1998
---------------------------------------------------------------------------------------------------
Numerator:
     Income before extraordinary item                      $2,844      $3,265     $5,470    $7,380
     Less preferred share dividends                          (481)       (484)      (960)     (952)
---------------------------------------------------------------------------------------------------
     Income available to common shareholderes-
       numerator for basic and diluted earnings per share   2,363       2,781      4,510     6,428
---------------------------------------------------------------------------------------------------
Denominator:
     Basic weighted average common shares                   7,850       7,883      7,867     7,871
     Effect of outstanding share and unit options              71         193          3       186
---------------------------------------------------------------------------------------------------
     Diluted weighted average common shares                 7,921       8,076      7,870     8,057
---------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item           $.30        $.35       $.57      $.82
---------------------------------------------------------------------------------------------------
Diluted earnings per share before extraordinary item         $.30        $.34       $.57      $.80
---------------------------------------------------------------------------------------------------

   Options to purchase common shares which were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares totaled 379,000 and 6,000 for the three months ended June 30, 1999 and 1998, respectively, and 1,068,000 and 129,000 for the six months ended June 30, 1999 and 1998, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.


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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the three and six months ended June 30, 1999 with the three and six months ended June 30, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

CAUTIONARY STATEMENTS

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenants' business may change if the economy changes, which might effect
   (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms;

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

GENERAL OVERVIEW

At June 30, 1999, the Company owned 31 centers in 23 states totaling 5.1 million square feet of GLA compared to 30 centers in 22 states totaling 4.7 million square feet of GLA at June 30, 1998. GLA has increased 381,000 square feet as the Company has acquired one center and expanded three centers since June 30, 1998.

During the first six months of 1999, the Company completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Company's centers are currently under construction and are scheduled to open in the second half of 1999.

On May 3, 1999, a tornado destroyed the Company's outlet center in Stroud, Oklahoma, making the center non-operational. The Stroud center's total assets are less than 2% of the Company's total assets and its revenues are less than 3% of the Company's total revenues. The Company is currently in the process of filing claims with its insurance carrier. Based on the Company's existing insurance coverage for both replacement cost and business interruption losses applicable to this property, the Company believes that the impact of this event will not have a material effect on the Company's financial condition, results of operations or cash flows. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. A portion of these proceeds has been recognized as Other Income for the second quarter.

A summary of the operating results for the three and six months ended June 30, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                  1999        1998                1999       1998
--------------------------------------------------------------------------------------------------
GLA open at end of period (000's)(2)             5,115        4,734              5,115       4,734
Weighted average GLA (000's)(1)                  4,963        4,729              5,000       4,615
Outlet centers in operation (2)                     31           30                 31          30
New centers acquired                                --           --                 --           1
Centers sold                                        --           --                 --           1
Centers expanded                                     1           --                  2          --
States operated in at end of period (2)             23           22                 23          22
Occupancy percentage at end of period               95           97                 95          97


Per square foot
Revenues
  Base rentals                                   $3.44        $3.48              $6.83       $6.96
  Percentage rentals                               .10          .08                .18         .19
  Expense reimbursements                          1.38         1.51               2.64        2.92
  Other income                                     .14          .08                .21         .15
--------------------------------------------------------------------------------------------------
   Total revenues                                 5.06         5.15               9.86       10.22
--------------------------------------------------------------------------------------------------
Expenses
  Property operating                              1.48         1.56               2.85        3.04
  General and administrative                       .37          .35                .71         .72
  Interest                                        1.22         1.15               2.40        2.22
  Depreciation and amortization                   1.24         1.17               2.46        2.31
--------------------------------------------------------------------------------------------------
   Total expenses                                 4.31         4.23               8.42        8.29
--------------------------------------------------------------------------------------------------
Income before gain on sale of real estate,
minority interest and extraordinary item          $.75         $.92              $1.44       $1.93
--------------------------------------------------------------------------------------------------


(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.
(2) Currently includes the center in Stroud, Oklahoma which was destroyed by a tornado on May 3, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

Base rentals increased $623,000, or 4%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the acquisition and expansions as mentioned in the Overview, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.04 per foot due to the portfolio of properties having a lower overall average occupancy rate in the three months ended June 30, 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $97,000, and on a weighted average GLA basis, increased $.02 per square foot in the 1999 period compared to the same period in 1998. The increase reflects higher sales for certain tenants who normally achieve sales over their breakpoints in the second quarter as well as some sales for certain other tenants shifting more to second quarter from first quarter.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 three month period to 93% in the 1999 three month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $343,000 in the 1999 period as compared to the 1998 period. The increase is primarily due to the recognition of a portion of the business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses decreased by $58,000, or 1%, in the 1999 period as compared to the 1998 period. However, on a weighted average GLA basis, property operating expenses decreased $.08 per square foot from $1.56 to $1.48. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $215,000, or 13%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, increased $.02 per square foot from $.35 in 1998 to $.37 in 1999. The increase in general and administrative expenses is primarily due to rental and related expenses for the new corporate office space to which the Company relocated its corporate headquarters in April 1999.

Interest expense increased $609,000 during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. Depreciation and amortization per weighted average GLA increased from $1.17 per square foot in the 1998 period to $1.24 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

Base rentals increased $2.0 million, or 6%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the acquisition and expansions as mentioned in the Overview, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.13 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first six months of 1999 compared to the same period in 1998.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased slightly by $11,000, and on a weighted average GLA basis, decreased $.01 per square foot in the 1999 period compared to the same period in 1998. For the six months ended June 30, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were approximately even with that of the previous year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 96% in the 1998 six month period to 93% in the 1999 six month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $372,000 in the 1999 period as compared to the 1998 period. The increase is primarily due to the recognition of a portion of the business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses increased by $179,000, or 1%, in the 1999 period as compared to the 1998. However, on a weighted average GLA basis, property operating expenses decreased $.19 per square foot from $3.04 to $2.85. Slightly higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $190,000, or 6%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, decreased $.01 per square foot from $.72 in 1998 to $.71 in 1999. The decrease in general and administrative expenses per square foot reflects the absorption of the 1998 acquisitions and the 1998 and 1999 expansions without corresponding increases in general and administrative expenses offset by rental and related expenses for the new corporate office space to which the Company relocated its corporate headquarters in April 1999.

Interest expense increased $1.8 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. Depreciation and amortization per weighted average GLA increased from $2.31 per square foot in the 1998 period to $2.46 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on sale of real estate for the six months ended June 30, 1998 represents the sale of an 8,000 square foot, single tenant property in Manchester, VT for $1.85 million and the sale of two outparcels at other centers for sales prices aggregating $690,000.

The extraordinary losses recognized in each six month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24.6 million and $16.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities is due primarily to a decrease in receivables and an increase in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $21.0 million and $32.2 million during the first six months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisition of a factory outlet center in Dalton, Georgia in 1998. Likewise, net cash from financing activities amounted to $(9.7) and $14.8 million during the first six months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first six months of 1999 compared to the same period in 1998 was an increase in dividends paid of $640,000 and the repurchase and retirement of some of the Company's common shares totaling $958,000 in 1999.

During the first six months of 1999, the Company completed expansions at two of its centers, opening an additional 66,500 square feet in Sevierville, Tennessee and 16,900 square feet in Riverhead, New York. Additionally, approximately 204,000 square feet of expansions in five of the Company's centers are currently under construction and are scheduled to open in the second half of 1999. Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $4.3 million at June 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company

The Company also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Company is in the preleasing stages for a future center in Bourne, Massachusetts and for further expansions of existing Centers. However, these anticipated or planned developments or expansions may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, the Company regularly evaluates acquisition or disposition proposals, engages from time to time in negotiations for acquisitions or dispositions and may from time to time enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

Other assets include a receivable totaling $1.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer. During the second quarter, Mr. Tanger and the Company entered into a demand note agreement whereby he may borrow up to $2 million through various advances from the Company for an investment in a separate E-commerce business. The note bears interest at a rate of 8% per annum and is secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $32.7 million was available for additional borrowings at June 30, 1999. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1999.

On March 18, 1999, the Company refinanced its 8.92% notes which had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. As a result of this refinancing, management expects to realize a savings in interest cost of approximately $300,000 over the next twelve months. In addition, the Company has extended the maturities of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

At June 30, 1999, approximately 70% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on June 30, 1999 was 7.9%.

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

On July 8, 1999, the Board of Directors of the Company declared a $.605 cash dividend per common share payable on August 16, 1999 to each shareholder of record on July 30, 1999, and caused a $.605 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.5451 per preferred depositary share payable on August 16, 1999 to each shareholder of record on July 30, 1999.

MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In June 1999, the Company terminated its only interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Company received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 5.47%. Upon termination of the agreement, the Company received $146,000 in cash proceeds. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at June 30, 1999 was $308.6 million. A 1% increase from prevailing interest rates at June 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.7 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for the first quarter of fiscal 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

Below is a calculation of funds from operations for the three and six months ended June 30, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                  1999        1998                1999       1998
--------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS:
Income before gain on sale of real estate,
  minority interest and extraordinary item      $3,757      $4,335             $7,209       $8,864
Adjusted for depreciation and amortization
  uniquely significant to real estate            6,093       5,503             12,214       10,589
--------------------------------------------------------------------------------------------------
Funds from operations before minority interest  $9,850      $9,838            $19,423      $19,453
--------------------------------------------------------------------------------------------------
Weighted average shares outstanding(1)          11,749      11,915             11,698       11,900
--------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN):
 Operating activities                                                         $24,567      $16,729
 Investing activities                                                         (21,024)     (32,200)
 Financing activities                                                          (9,673)      14,820

-----------------
(1) Assumes the partnership units of the Operating Partnership held by the minority interest, preferred shares of the Company and stock and unit options are converted to common shares of the Company.


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

As of June 30, 1999, the Company has renewed approximately 508,000 square feet, or 70% of the square feet scheduled to expire in 1999. Approximately 633,000 square feet will come up for renewal in 2000. If the Company were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Company continues to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

INFORMATION TECHNOLOGY SYSTEMS. The Company has focused its efforts on the high-risk areas of the computer hardware and operating systems and software applications at the corporate office. The Company's assessment and testing of existing equipment and software revealed that certain older desktop personal computers, the network operating system and the DOS-based accounting system were not Y2K compliant The Company has replaced all critical non-compliant equipment and also has installed current upgrades for the DOS-based accounting software and the network operating systems which has made these systems compliant with Y2K.

NON-INFORMATION TECHNOLOGY SYSTEMS. Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Company has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Company has also identified date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire warning systems and general office systems at each of its outlet centers. The Company has replaced, or will have replaced by the end of 1999, all critical non-compliant systems. Based on our current assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES. The Company has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Company is diligently working to substantially complete its third party assessment. The Company has received responses to approximately 69% of the surveys sent to tenants, banks and key suppliers and intends to contact the remaining companies for a response. 99% of the companies who responded have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Company also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

COSTS. The accounting software and network operating system upgrades were executed under existing maintenance and support agreements with software vendors, and thus the Company did not incur incremental costs to bring those systems in compliance. Approximately $220,000 has been spent to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The total cost of Y2K compliance activities, expected to be less than $400,000, has not been, and is not expected to be material to the operating results or financial position of the Company.

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

CONTINGENCY PLANS. Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. The Company has not yet adopted a formal Y2K contingency plan to date, but continues to explore and research alternate systems or uses which may be necessary in the event that a critical third party is not Y2K compliant by December 31, 1999

The Company description of its Y2K compliance issues are based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the Company will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major Y2K issues, the Company's operating results or financial position could be materially adversely affected. The most likely worst case scenario would be that certain tenants would not be able to pay their rent and that certain accounting functions would have to be processed manually.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 7, 1999, the Company held its Annual Meeting of Shareholders. The matters on which common shareholders voted were the election of five directors to serve until the next Annual Meeting of Shareholders and to vote on a proposal by the Directors to amend the Company's Articles of Incorporation to preserve the right to exchange Operating Partnership Units for the Company's common shares if an entity all of whose equity interest is owned by the Company is the general partner of the Operating Partnership. The results of the voting are shown below:

                              ELECTION OF DIRECTORS

           Nominees                 Votes For                Votes Withheld
           --------                 ---------                --------------
           Stanley K. Tanger        7,129,628                   34,043
           Steven B. Tanger         7,134,129                   29,542
           Jack Africk              7,131,389                   32,282
           William G. Benton        7,133,540                   30,131
           Thomas E. Robinson       7,133,346                   30,328

                     AMENDMENT TO ARTICLES OF INCORPORATION

           Votes cast for amendment                          4,551,776
           Votes cast against amendment                         82,673
           Votes abstained                                      64,916

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.1Promissory Notes by and between Tanger Properties Limited
             Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000 incorporated herein by reference to the Company's exhibits to the Quarterly Report of Form 10-Q for the period ended March 31, 1999.

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TANGER FACTORY OUTLET CENTERS, INC.




                                   By:     /s/  FRANK C. MARCHISELLO, JR.
                                          --------------------------------
                                          Frank C. Marchisello, Jr.
                                          Senior Vice President, Chief Financial
                                          Officer





DATE: August 10, 1999