Form 10-Q
period 1999-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 1999-11-12
CIK 899715

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    7,850,256 Common Shares, $.01 par value,
                       outstanding as of November 1, 1999

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                    Page Number

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements of Operations
     For the three and nine months ended September 30, 1999 and 1998     3

  Consolidated Balance Sheets
     As of September 30, 1999 and December 31, 1998                      4

  Consolidated Statements of Cash Flows
     For the nine months ended September 30, 1999 and 1998               5

  Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8

                           Part II. Other Information

Item 1.  Legal proceedings                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               18


                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)
                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                           1999        1998             1999        1998
-------------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)                 (unaudited)
REVENUES
  Base rentals                                                          $17,151     $16,771          $51,314     $48,895
  Percentage rentals                                                        888         803            1,774       1,678
  Expense reimbursements                                                  7,107       6,957           20,316      20,442
  Other income                                                            1,759         536            2,803       1,208
-------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                    26,905      25,067           76,207      72,223
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                      7,993       7,981           22,221      22,030
  General and administrative                                              1,880       1,627            5,409       4,966
  Interest                                                                5,957       5,840           17,968      16,065
  Depreciation and amortization                                           6,200       5,728           18,525      16,407
-------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                    22,030      21,176           64,123      59,468
-------------------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate,
   minority interest and extraordinary item                               4,875       3,891           12,084      12,755
Gain on disposal or sale of real estate                                   1,313         ---            1,313         994
-------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                    6,188       3,891           13,397      13,749
Minority interest                                                        (1,591)       (946)          (3,330)     (3,424)
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                          4,597       2,945           10,067      10,325
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $96 and $128                                 ---         ---             (249)       (332)
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                4,597       2,945            9,818       9,993
Less preferred share dividends                                             (481)       (481)          (1,441)     (1,433)
-------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                              $4,116      $2,464           $8,377      $8,560
=========================================================================================================================

Basic earnings per common share:
  Income before extraordinary item                                         $.52        $.31            $1.10       $1.13
  Extraordinary item                                                        ---         ---             (.03)       (.04)
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                               $.52        $.31            $1.07       $1.09
=========================================================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                         $.52        $.31            $1.09       $1.11
  Extraordinary item                                                        ---         ---             (.03)       (.05)
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                               $.52        $.31            $1.06       $1.06
=========================================================================================================================

Dividends paid per common share                                            $.61        $.60            $1.81       $1.75
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.






                                       TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                                   CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share data)

                                                                                                   September 30,      December 31,
                                                                                                       1999               1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (unaudited)
ASSETS
 Rental Property
  Land                                                                                                 $53,632           $53,869
  Buildings, improvements and fixtures                                                                 473,207           458,546
  Developments under construction                                                                       16,655            16,832
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       543,494           529,247
 Accumulated depreciation                                                                              (98,745)          (84,685)
---------------------------------------------------------------------------------------------------------------------------------
  Rental property, net                                                                                 444,749           444,562
  Cash and cash equivalents                                                                                200             6,330
  Deferred charges, net                                                                                  8,733             8,218
  Other assets                                                                                          14,069            12,685
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                                      $467,751          $471,795
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites
 Long-term debt
  Senior, unsecured notes                                                                             $150,000          $150,000
  Mortgages payable                                                                                     91,098            72,790
  Lines of credit                                                                                       65,493            79,695
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       306,591           302,485
 Construction trade payables                                                                             6,692             9,224
 Accounts payable and accrued expenses                                                                  14,163            10,723
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                  327,446           322,432
----------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                       32,957            35,324
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Preferred shares, $.01 par value, 1,000,000 shares authorized,
  88,220 and 88,270 shares issued and outstanding
  at September 30, 1999 and December 31, 1998                                                                1                 1
 Common shares, $.01 par value, 50,000,000 shares authorized,
  7,850,256 and 7,897,606 shares issued and outstanding
  at September 30, 1999 and December 31, 1998                                                               78                79
 Paid in capital                                                                                       136,696           137,530
 Distributions in excess of net income                                                                 (29,427)          (23,571)
----------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                         107,348           114,039
----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                       $467,751          $471,795
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.




                                    TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                    1999             1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                        $9,818           $9,993
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                                 18,525           16,407
    Amortization of deferred financing costs                                                         758              810
    Minority interest                                                                              3,234            3,296
    Loss on early extinguishment of debt                                                             345              460
    Gain on disposal or sale of real estate                                                       (1,313)            (994)
    Gain on sale of outparcels of land                                                              (687)             ---
    Straight-line base rent adjustment                                                              (211)            (573)
    Compensation under Unit Option Plan                                                              ---              177
  Increase (decrease) due to changes in:
    Other assets                                                                                    (102)           1,159
    Accounts payable and accrued expenses                                                          3,440             (828)
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activites                                                      33,807           29,907
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                                   ---          (44,650)
  Additions to rental properties                                                                 (26,613)         (26,267)
  Additions to deferred lease costs                                                               (1,709)          (1,891)
  Net proceeds from sale of real estate                                                            1,987            2,561
  Insurance proceeds from casualty losses                                                          7,853              ---
  Advances to officer                                                                             (2,436)             ---
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                        (20,918)         (70,247)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repurchase of common shares                                                                       (958)             ---
  Cash dividends paid                                                                            (15,674)         (15,194)
  Distributions to minority interest                                                              (5,490)          (5,308)
  Proceeds from mortgages payable                                                                 66,500              ---
  Repayments on mortgages payable                                                                (48,192)            (934)
  Proceeds from revolving lines of credit                                                         74,448          112,945
  Repayments on revolving lines of credit                                                        (88,650)         (52,615)
  Additions to deferred financing costs                                                           (1,015)            (264)
  Proceeds from exercise of unit options                                                              12              762
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                          (19,019)          39,392
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (6,130)            (948)
Cash and cash equivalents, beginning of period                                                     6,330            3,607
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                            $200           $2,659
==========================================================================================================================

Supplemental schedule of non-cash investing activities:
     The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of September 30, 1999 and 1998 amounted to $6,692 and $8,649, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

2.   Rental Properties

     During the first nine months of 1999, the Company opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Company's centers are currently under construction and are scheduled to begin opening by the end of 1999.

     On September 14, 1999, the Company announced that it had signed definitive agreements to acquire a total of 27 acres of land from Bass Pro Outdoor World, L.P., known as "Sportsman's Park", located on I-95 near Fort Lauderdale, Florida. The Company expects to complete the purchase of the initial 15 acre parcel of the development project, which includes an existing 165,000 square foot Bass Pro Shops Outdoor World store, by the end of the year. Bass Pro Outdoor World, L.P. will in turn enter into a long term lease with the Company for the existing store.

     On May 3, 1999, a tornado destroyed the Company's outlet center in Stroud, Oklahoma, rendering the center non-operational. The Company has filed claims with its insurance carrier for both replacement cost and business interruption losses applicable to this property and is currently in the process of negotiating a final settlement. The Company has received $7.9 million in insurance proceeds for the replacement of the property as of September 30, 1999. As a result, the Company removed the costs and related accumulated depreciation and amortization of the portion of the Stroud assets destroyed by the tornado during the third quarter, recognizing a gain on disposal of $1.3 million. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. Proceeds totaling $523,000 have been recognized as Other Income for the second and third quarters.

     Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $5.4 million at September 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

     Interest costs capitalized during the three months ended September 30, 1999 and 1998 amounted to $293,000 and $113,000, respectively, and during the nine months ended September 30, 1999 and 1998 amounted to $903,000 and $512,000, respectively.

3.   Other Assets

     Other assets include notes receivable totaling $2.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer. Mr. Tanger and the Company have entered into demand note agreements whereby he may borrow up to $3 million through various advances from the Company for an investment in a separate E-commerce outlet retail business venture. The notes bear interest at a rate of 8% per annum and are secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

     For the three and nine months ended September 30, 1999, Other Income includes $687,000 in gains on sales of outparcels of land.

4.   Long-Term Debt

     On March 18, 1999, the Company obtained a $66.5 million non-recourse loan due April 1, 2009 with John Hancock Mutual Life Insurance at a fixed interest rate of 7.875%. The new loan refinanced a prior loan, also with John Hancock, which had a balance of approximately $47.3 million, an interest rate of 8.92% and a scheduled maturity of January 1, 2002. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. The unamortized deferred financing costs associated with the prior loan were expensed during the first quarter and are reflected as an extraordinary item, net of minority interest, in the accompanying statements of operations.

     The Company has revolving unsecured lines of credit with a borrowing capacity of $100 million, of which $34.5 million was available for additional borrowings at September 30, 1999. During the first nine months of 1999, the Company extended the maturities of all of its lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

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

5.   Stock Repurchases

     In 1998, the Board of Directors authorized the Company to repurchase up to $6 million of its outstanding common shares. During the nine months ended September 30, 1999, the Company repurchased and retired an additional 48,300 shares at an average price $19.83 per share for approximately $958,000, leaving a balance of $4.8 million authorized for future repurchases.

6.   Earnings Per Share

     The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                        Three Months Ended              Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         1999         1998             1999          1998
--------------------------------------------------------------------------------------------------------------------------
Numerator:
   Income before extraordinary item                                    $4,597       $2,945          $10,067       $10,325
   Less preferred share dividends                                        (481)        (481)          (1,441)       (1,433)
--------------------------------------------------------------------------------------------------------------------------
   Income available to common shareholders -
   numerator for basic and diluted earnings per share                   4,116        2,464            8,626         8,892
--------------------------------------------------------------------------------------------------------------------------
Denominator:
   Basic weighted average common shares                                 7,850        7,901            7,861         7,881
   Effect of outstanding share and unit options                            70          117               22           163
--------------------------------------------------------------------------------------------------------------------------
   Diluted weighted average common shares                               7,920        8,018            7,883         8,044
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                       $.52         $.31            $1.10         $1.13
==========================================================================================================================
Diluted earnings per share before extaordinary item                      $.52         $.31            $1.09         $1.11
==========================================================================================================================

    Options to purchase common shares which were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares totaled 370,000 and 272,000 for the three months ended September 30, 1999 and 1998, respectively, and 684,000 and 267,000 for the nine months ended September 30, 1999 and 1998, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.


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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the three and nine months ended September 30, 1999 with the three and nine months ended September 30, 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

- general economic and local real estate conditions could change (for example, our tenants' business may change if the economy changes, which might effect (1) the amount of rent they pay us, (2) their ability to pay rent to us, (3) their demand for new space, or (4) our ability to renew or re-lease a significant amount of available space on favorable terms);

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

General Overview

At  September  30,  1999,  the  Company  owned 30 centers in 22 states  totaling
4,946,000 square feet of GLA compared to 31 centers in 23 states totaling 4,954,000 square feet of GLA at September 30, 1998. GLA has decreased a net amount of 8,000 square feet since September 30, 1998, comprised of an increase of 190,000 square feet due to expansions in four of the Company's centers and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma.

During the first nine months of 1999, the Company opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Company's centers are currently under construction and are scheduled to begin opening by the end of 1999.

On May 3, 1999, a tornado destroyed the Company's outlet center in Stroud, Oklahoma, rendering the center non-operational. The Company has filed claims with its insurance carrier for both replacement cost and business interruption losses applicable to this property and is currently in the process of negotiating a settlement. The Company has received $7.9 million in insurance proceeds for the replacement of the property as of September 30, 1999. As a result, the Company removed the costs and related accumulated depreciation and amortization of the portion of the Stroud assets destroyed by the tornado during the third quarter, recognizing a gain on disposal of $1.3 million. Business interruption insurance is being recognized on a straight-line basis over the expected period of business interruption. Proceeds totaling $523,000 have been recognized as Other Income for the second and third quarters.

A summary of the operating results for the three and nine months ended September 30, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                           Three Months Ended                  Nine Months Ended
                                                                               September 30,                     September 30,
                                                                           1999          1998                1999           1998
=================================================================================================================================
GLA open at end of period (000's)                                         4,946         4,954               4,946          4,954
Weighted average GLA (000's) (1)                                          4,939         4,869               4,976          4,700
Outlet centers in operation                                                  30            31                  30             31
New centers acquired                                                        ---             1                 ---              2
Centers disposed of or sold                                                   1           ---                   1              1
Centers expanded                                                              2             1                   4              1
States operated in at end of period                                          22            23                  22             23
Occupancy percentage at end of period                                        95            95                  95             95

Per square foot
Revenues
  Base rentals                                                            $3.47         $3.44              $10.31         $10.40
  Percentage rentals                                                        .18           .16                 .36            .36
  Expense reimbursements                                                   1.44          1.43                4.08           4.35
  Other income                                                              .36           .11                 .56            .26
---------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                         5.45          5.14               15.31          15.37
---------------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                       1.62          1.64                4.47           4.69
  General and administrative                                                .38           .33                1.09           1.06
  Interest                                                                 1.21          1.20                3.61           3.42
  Depreciation and amortization                                            1.26          1.18                3.72           3.49
---------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                         4.47          4.35               12.89          12.66
---------------------------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate,
  minority interest and extraordinary item                                 $.98          $.79               $2.42          $2.71
=================================================================================================================================
(1) GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Base rentals increased $380,000, or 2%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full three months of rent in 1999 from a center acquired on July 31, 1998 and due to the expansions as mentioned in the Overview above, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA increased $.03 per foot in the three months ended September 30, 1999 compared to the same period in 1998 due to the loss of the Stroud center which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $85,000, and on a weighted average GLA basis, increased $.02 per square foot in the 1999 period compared to the same period in 1998. The increase reflects higher sales for certain tenants who normally achieve sales over their breakpoints in the third quarter.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, increased from 87% in the 1998 three month period to 89% in the 1999 three month period primarily as a result of lower property operating expenses per square foot in the 1999 period compared to the 1998 period.

Other income has increased $1.2 million in the 1999 period as compared to the 1998 period. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during the 1999 three month period as well as to the recognition of $523,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses decreased by $12,000 in the 1999 period as compared to the 1998 period reflecting increases due to expansions of existing properties offset by the loss of the Stroud, Oklahoma center. On a weighted average GLA basis, property operating expenses decreased $.02 per square foot from $1.64 to $1.62. Higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $253,000, or 16%, in the 1999 quarter as compared to the 1998 quarter. As a percentage of revenues, general and administrative expenses increased to 7% of revenues in the 1999 quarter compared to 6.5% in the 1998 quarter. On a weighted average GLA basis, general and administrative expenses increased $.05 per square foot from $.33 in 1998 to $.38 in 1999. The increase in general and administrative expenses is primarily due to rental and related expenses for the new corporate office space to which the Company relocated its corporate headquarters in April 1999.

Interest expense increased $117,000 during the 1999 period as compared to the 1998 period due to financing the July 1998 acquisition and the 1999 expansions. However, interest expense was favorably impacted by the reduction in the Company's lines of credit with the insurance proceeds received from the loss of the Stroud center. Depreciation and amortization per weighted average GLA increased from $1.18 per square foot in the 1998 period to $1.26 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on disposal of real estate during the three months ended September 30, 1999 represents the amount of insurance proceeds received to date from the loss of the Stroud, Oklahoma center in excess of the carrying amount of the related assets which were destroyed by a tornado on May 3, 1999.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Base rentals increased $2.4 million, or 5%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full nine months of rent in 1999 from centers acquired on March 31, 1998 and July 31, 1998 as well as the expansions mentioned in the Overview above, offset by the loss of rent from the destruction of the outlet center in Stroud, Oklahoma by a tornado on May 3, 1999. Base rent per weighted average GLA decreased $.09 per foot due to the portfolio of properties having a lower overall average occupancy rate in the first nine months of 1999 compared to the same period in 1998. Base rent per square foot, however, was favorably impacted in the first nine months of 1999 due to the loss of Stroud which had a lower average base rent per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased by $96,000, and on a weighted average GLA basis, remained flat with the prior year at $.36 per square foot. For the nine months ended September 30, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were down less than 1% with that of the previous year, while same space sales for the rolling 12 months ended September 30, 1999 have actually increased 6% to $263 per square foot due to the Company's efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 93% in the 1998 nine month period to 91% in the 1999 nine month period primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income has increased $1.6 million in the 1999 period as compared to the 1998 period. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during the 1999 nine month period as well as to the recognition of $523,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center.

Property operating expenses increased by $191,000, or 1%, in the 1999 period as compared to the 1998. However, on a weighted average GLA basis, property operating expenses decreased $.22 per square foot from $4.69 to $4.47. Higher real estate taxes per square foot were offset by considerable decreases in advertising and promotion and common area maintenance expenses per square foot.

General and administrative expenses increased $443,000, or 9%, in the 1999 nine month period as compared to the 1998 period. As a percentage of revenues, general and administrative expenses were approximately 7% of revenues in both the 1999 and 1998 periods and, on a weighted average GLA basis, increased $.03per square foot from $1.06 in 1998 to $1.09 in 1999. The increase in general and administrative expenses per square foot reflects the rental and related expenses for the new corporate office space to which the Company relocated its corporate headquarters in April 1999.

Interest expense increased $1.9 million during the 1999 period as compared to the 1998 period due to financing the 1998 acquisitions and the 1998 and 1999 expansions. However, interest expense was favorably impacted by the insurance proceeds received from the loss of the Stroud center which were used to immediately reduce outstanding amounts under the Company's lines of credit. Depreciation and amortization per weighted average GLA increased from $3.49 per square foot in the 1998 period to $3.72 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on disposal of real estate during the nine months ended September 30, 1999 represents the amount of insurance proceeds received to date from the loss of the Stroud, Oklahoma center in excess of the carrying amount of the related assets which were destroyed by a tornado on May 3, 1999. The gain on sale of real estate for the nine months ended September 30, 1998 is due primarily to the sale of an 8,000 square foot, single tenant property in Manchester, VT.

The extraordinary losses recognized in each nine month period represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $33.8 million and $29.9 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities is due to increases in operating income from the 1998 acquisitions and 1999 expansions and in accounts payable during 1999 when compared to the same period in 1998. Net cash used in investing activities was $20.9 million and $70.2 million during the first nine months of 1999 and 1998, respectively. Cash used was higher in 1998 primarily due to the acquisitions of factory outlet centers in Dalton, Georgia and in Ft. Myers, Florida in 1998. Cash used in investing activities also decreased due to the $7.9 million in insurance proceeds from the loss of the Stroud, Oklahoma center. Likewise, net cash provided by (used in) financing activities amounted to $(19.0) million and $39.4 million during the first nine months of 1999 and 1998, respectively, decreasing consistently with the capital needs of the current acquisition and expansion activity. Also attributing to the decrease in cash from financing activities in the first nine months of 1999 compared to the same period in 1998 was an increase in dividends paid of $662,000 and the repurchase and retirement of some of the Company's common shares totaling $958,000 in 1999.

During the first nine months of 1999, the Company opened expansions in four of its centers totaling 139,000 square feet. Additionally, approximately 154,000 square feet of expansions in four of the Company's centers are currently under construction and are scheduled to begin opening by the end of 1999. Commitments to complete construction of the expansions to the existing centers and other capital expenditure requirements amounted to approximately $5.4 million at September 30, 1999. Commitments for construction represent only those costs contractually required to be paid by the Company.

On September 14, 1999, the Company announced that it had signed definitive agreements to acquire a total of 27 acres of land from Bass Pro Outdoor World, L.P., known as "Sportsman's Park", located on I-95 near Fort Lauderdale, Florida. The Company expects to complete the purchase of the initial 15 acre parcel of the development project which includes an existing 165,000 square foot Bass Pro Shops Outdoor World store, by the end of the year. Bass Pro Outdoor World, L.P. will in turn enter into a long term lease with the Company for the existing store. The Company is in the preleasing stages to develop the remaining 12 acre parcel of land with outlet tenants which would bring the total shopping center to approximately 300,000 square feet upon completion.

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

Other assets include a receivable totaling $2.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer. During the first nine months, Mr. Tanger and the Company entered into demand note agreements whereby he may borrow up to $3 million through various advances from the Company for an investment in a separate E-commerce outlet retail business venture. The notes bear interest at a rate of 8% per annum and are secured by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $34.5 million was available for additional borrowings at September 30, 1999. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to fund its continued growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 1999.

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

At September 30, 1999, approximately 70% of the outstanding long-term debt represented unsecured borrowings and approximately 79% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on September 30, 1999 was 8.0%.

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

On October 7, 1999, the Board of Directors of the Company declared a $.605 cash dividend per common share payable on November 15, 1999 to each shareholder of record on October 29, 1999, and caused a $.605 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors of the Company also declared a cash dividend of $.5451 per preferred depositary share payable on November 15, 1999 to each shareholder of record on October 29, 1999.

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

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at September 30, 1999 was $301.5 million. A 1% increase from prevailing interest rates at September 30, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

Below is a calculation of funds from operations for the three and nine months ended September 30, 1999 and 1998 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                           Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                            1999         1998              1999          1998
------------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income                                                              $4,597       $2,945            $9,818        $9,993
  Adjusted for:
   Extraordinary item - loss on early extinguishment of debt                ---          ---               249           332
   Minority interest                                                       1,591          946             3,330         3,424
   Depreciation and amortization uniquely significant to reastate          6,149        5,661            18,363        16,250
   Gain on disposal or sale of real estate                                (1,313)        ---             (1,313)         (994)
------------------------------------------------------------------------------------------------------------------------------
    Funds from operations before minority interest (1)                   $11,024       $9,552           $30,447       $29,005
==============================================================================================================================
Weighted average shares outstanding (2)                                   11,748       11,853            11,711        11,885
==============================================================================================================================
Cash flows provided by (used in):
  Operating activities                                                                                  $33,807       $29,907
  Investing activities                                                                                  (20,918)      (70,247)
  Financing activities                                                                                  (19,019)       39,392
__________________
(1) For the three and nine months ended September 30, 1999, includes $687 in gains on sales of outparcels of land.
(2) Assumes the partnership units of the Operating Partnership held by the minority interest, preferred shares of the Company and stock and unit options are converted to common shares of the Company.

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

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP and Nautica. To accomplish this strategy, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

As of September 30, 1999, the Company has renewed approximately 588,000 square feet, or 79% of the square feet scheduled to expire in 1999. Approximately 633,000 square feet will come up for renewal in 2000. If the Company were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations. However, existing tenants' sales have remained stable and renewals by existing tenants have remained strong. In addition, the Company continues to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

THIRD PARTIES. The Company has third-party relationships with approximately 260 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Company is diligently working to substantially complete its third party assessment. The Company has received responses to approximately 73% of the surveys sent to tenants, banks and key suppliers and intends to contact the remaining companies for a response. Of the companies who responded, 99% have indicated they are presently, or will be by December 31, 1999, Y2K compliant. The Company also intends to monitor Y2K disclosures in SEC filings of publicly-owned third parties commencing with the current quarter filings.

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

CONTINGENCY PLANS. Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. The Company continues to explore and research alternate systems or uses which may be necessary in the event that a critical third party is not Y2K compliant by December 31, 1999 and will update its contingency plans as additional information becomes available.

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

                              TANGER FACTORY OUTLET CENTERS, INC.

                              By: /s/  FRANK C. MARCHISELLO, JR.
                                  ------------------------------
                                  Frank C. Marchisello, Jr.
                                  Senior Vice President, Chief Financial Officer

DATE:  November 11, 1999