Form 10-K
period 1999-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2000-03-30
CIK 899715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                         Commission file number 1-11986

                       TANGER FACTORY OUTLET CENTERS, INC.
             (Exact name of Registrant as specified in its charter)

               North Carolina                        56-1815473
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

           3200 Northline Avenue
                  Suite 360
            Greensboro, NC 27408                   (336) 292-3010
 (Address of principal executive offices     (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered
Common Shares, $.01 par value                     New York Stock Exchange

Series A Cumulative Convertible Redeemable        New York Stock Exchange
Preferred Shares, $.01 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting shares held by nonaffiliates of the Registrant was approximately $133,070,000 based on the closing price on the New York Stock Exchange for such stock on March 1, 2000.

The number of Common Shares of the Registrant outstanding as of March 1, 2000 was 7,876,835.

                       Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 16, 2000.

PART I

Item 1.   Business

The Company

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers, and provides all development, leasing and management services for its centers. According to Value Retail News, an industry publication, the Company is one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 1999, the Company owned and operated 31 centers (the "Centers") with a total gross leasable area ("GLA") of approximately 5.1 million square feet. These centers were approximately 97% leased, contained over 1,300 stores and represented over 280 brand name companies as of such date.

The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership (the "Operating Partnership"). Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 1999, the Company's wholly-owned subsidiaries owned 7,876,835 Units, and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. See "Business-The Operating Partnership". Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company. Management of the Company beneficially owns approximately 27% of all outstanding common shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for common shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

Ownership of the Company's common and preferred shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of the Company's common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). The Company also operates in a manner intended to enable it to preserve its status as a REIT, including, among other things, making distributions with respect to its outstanding common and preferred shares equal to at least 95% of its taxable income each year.

The Company is a North Carolina corporation that was formed in March 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010.

Recent Developments

At December 31, 1999, the Company owned 31 centers in 22 states totaling 5,149,000 square feet of operating GLA compared to 31 centers in 23 states totaling 5,011,000 square feet of operating GLA as of December 31, 1998. The 138,000 net increase in GLA is comprised primarily of an increase of 176,000 square feet due to expansions in five existing centers during the year, an increase of 165,000 square feet due the acquisition of Bass Pro Outdoor World in Fort Lauderdale, Florida and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma. In addition, the Company has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000.

The center in Stroud, Oklahoma was destroyed by a tornado in May 1999. At December 31, 1999, the Company had recorded a receivable of $4.2 million from the Company's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Stroud center. Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Company recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Company is in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the Bass Pro Outdoor World store. If the Company decides to develop this project, it anticipates stores in this phase to begin opening in early 2001. Based on tenant demand, the Company also has an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA where it plans to develop a new 300,000 square foot outlet center. The entire site will contain more than 950,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and the Company anticipates final approvals by early 2001.

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

During March 1999, the Company refinanced its 8.92% notes that had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the Company's revolving lines of credit. In addition, the Company extended the maturity of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

In January 2000, the Company entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Company entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

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

The Company's factory outlet centers range in size from 11,000 to 716,529 square feet of GLA and are typically located at least 10 miles from densely populated areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of the Company's factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity and are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

Management believes that factory outlet centers continue to present attractive opportunities for capital investment by the Company, particularly with respect to strategic re-merchandising plans and expansions of existing centers. Management believes that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. Management further believes, based upon its contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers. Thus, the Company believes that its commitment to developing, re-merchandising and expanding factory outlet centers is justified by the potential financial returns on such centers.

With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms in order to maintain its historical rate of external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. See "Business-Capital Strategy" below.

The Company's Factory Outlet Centers

Each of the Company's factory outlet centers carry the Tanger brand name. The Company believes that both national manufacturers and consumers recognize the Tanger name as a company that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, the Company has developed long-standing relationships with many national and regional manufacturers. Because of its established relationships with many manufacturers, the Company believes it is well positioned to capitalize on industry growth.

As of December 31, 1999, the Company had a diverse tenant base comprised of over 280 different well-known, upscale, national designer or brand name companies, such as Liz Claiborne, Reebok International, Ltd., Tommy Hilfiger, Polo Ralph Lauren, The Gap, Nautica and Nike. A majority of the factory outlet stores leased by the Company are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 1999, 1998 and 1997. As of March 1, 2000, the Company's largest tenant, including all of its store concepts, accounted for approximately 6.6% of its GLA. Because the typical tenant of the Company is a large, national manufacturer, the Company has not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of the Company's total revenues in 1999. Revenues from contingent sources, such as percentage rents, which fluctuate depending on tenant's sales performance, accounted for approximately 6% of 1999 revenues. As a result, only a small portion of the Company's revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the company in 1986 and by June 1993, together, the Tangers had developed 17 Centers with a total GLA of approximately 1.5 million square feet. In June of 1993, the Company completed its initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since its IPO, the Company has developed nine Centers and acquired seven Centers and, together with expansions of existing Centers net of centers disposed of, added approximately 3.6 million square feet of GLA to its portfolio, bringing its portfolio of properties as of December 31, 1999 to 31 Centers totaling approximately 5.1 million square feet of GLA.

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

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its original expiration or as a result of filing for protection under bankruptcy laws.

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP, Polo, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average going forward.

The Company typically seeks locations for its new centers that have at least 3.5 million people residing within an hour's drive, an average household income within a 50 mile radius of at least $35,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 35,000 cars per day. The Company will vary its minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. The Company's current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. Generally, the Company will build such centers in phases, with the first phase containing 150,000 to 200,000 square feet of GLA. Subsequent phases are considered based on the success of the center and tenant demand. Future phases have historically been less expensive to build than the first phase because the Company generally consummates land acquisition and finishes most of the site work, including parking lots, utilities, zoning and other developmental work, in the first phase.

The Company generally preleases at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken the Company four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Capital Strategy

The Company's capital strategy is to maintain a strong and flexible financial position by: (i) maintaining a low level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing its floating interest rate exposure, (iv) maintaining its liquidity and (v) reinvesting a significant portion of its cash flow by maintaining a low distribution payout ratio, defined as annual distributions as a percent of funds from operations ("FFO" - See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations") for such year.

The Company has successfully increased its dividend each of its first six years as a public company. At the same time, the Company continues to have one of the lowest payout ratios in the REIT industry. The distribution payout ratio for the year ended December 31, 1999 was 68%. As a result, the Company retained approximately $13.3 million of its 1999 FFO.

A low distribution payout ratio policy allows the Company to retain capital to maintain the quality of its portfolio as well as to develop, acquire and expand properties and reduce debt. In addition, the Company has purchased some of its outstanding common shares and may continue to do so when its stock price declines to further reduce the distribution payout ratio and improve earnings and FFO per share. The Company's Board of Directors has authorized the repurchase of up to $6.0 million of the Company's common shares, of which $4.8 million was available for future repurchases at December 31, 1999.

The Company intends to retain the ability to raise additional capital, including additional debt, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that it believes to be in the best interest of the Company and its shareholders. The Company maintains revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $11.0 million was available for additional borrowings at December 31, 1999. In January 2000, the Company enterd into a $20.0 million two year unsecured term loan. The proceeds were used to reduce amounts outstanding under the existing lines of credit, the effect of which was to take the amounts available under the lines to $31.0 million

As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional cash funding. The Company may also consider selling certain properties that do not meet the Company's long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 2000.

The Operating Partnership

The Centers and other assets of the Company are held by, and all of the Company's operations are conducted by, the Operating Partnership. As of December 31, 1999, the Company's wholly-owned subsidiaries owned 7,876,835 Units, and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company.

Each preferred partnership Unit entitles the Company to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership Units. Preferred partnership Units will be automatically converted by holders into limited partnership Units to the extent that the Series A Preferred Shares are converted into Common Shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by the Company.

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

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 miles from the nearest major department store or the tenants' own specialty stores. For this reason, the Company's centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

Management believes that the Company competes favorably with as many as three large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. As a result of these factors and due to the strong tenant relationships that presently exist with the current major outlet developers, the Company believes there are significant barriers to entry into the outlet center industry by new developers. The Company believes that its centers have an attractive tenant mix, as a result of the Company's decision to lease substantially all of its space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of the Company's major tenants.

Corporate and Regional Headquarters

The Company rents space in an office building in Greensboro, North Carolina in which its corporate headquarters is located. In addition, the Company rents a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service its principal fashion-related tenants, many of who are based in and around that area.

The Company maintains offices and employee on-site managers at 25 Centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

Management believes that the Centers are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

As of March 1, 2000, the Company had 150 full-time employees, located at the Company's corporate headquarters in North Carolina, its regional office in New York and its 25 business offices.

Item 2.   Business and Properties

As of March 1, 2000, the Company's portfolio consisted of 31 Centers located in 22 states. The Company's Centers range in size from 11,000 to 716,529 square feet of GLA. These Centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The Centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

The Company believes that the Centers are well diversified geographically and by tenant and that it is not dependent upon any single property or tenant. The only Center that represents more than 10% of the Company's consolidated total assets or consolidated gross revenues as of and for the year ended December 31, 1999 is the property in Riverhead, NY. See "Business and Properties - Significant
Property". No other Center represented more than 10% of the Company's consolidated total assets or consolidated gross revenues as of December 31, 1999.

Management has an ongoing strategy of acquiring Centers, developing new Centers and expanding existing Centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of the Company's Centers serve as collateral for mortgage notes payable. Of the 31 Centers, the Company owns the land underlying 28 and has ground leases on three. The land on which the Pigeon Forge and Sevierville Centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at the option of the Company for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by the Company.

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

Location of Centers (as of March 1, 2000)
                                                            Number of         GLA             %
State                                                        Centers       (sq. ft.)        of GLA
---------------------------------------------------------- ------------- -------------- ---------------
Georgia                                                         4              950,590        18
New York                                                        1              716,529        14
Tennessee                                                       2              434,350         8
Texas                                                           2              414,830         8
Florida                                                         2              363,956         7
Missouri                                                        1              277,494         5
Iowa                                                            1              277,237         5
Louisiana                                                       1              245,325         5
Pennsylvania                                                    1              230,063         4
Arizona                                                         1              186,018         4
North Carolina                                                  2              187,910         4
Indiana                                                         1              141,051         3
Minnesota                                                       1              134,480         3
Michigan                                                        1              112,120         2
California                                                      1              105,950         2
Oregon                                                          1               97,749         2
Kansas                                                          1               88,200         2
Maine                                                           2               84,397         2
Alabama                                                         1               80,730         1
New Hampshire                                                   2               61,915         1
West Virginia                                                   1               49,252       ---
Massachusetts                                                   1               23,417       ---
---------------------------------------------------------- ------------- -------------- ---------------
   Total                                                       31            5,263,563       100
========================================================== ============= ============== ===============

The table set forth below summarizes certain information with respect to the Company's existing centers as of March 1, 2000.

                                                                                               Mortgage
                                                                                                 Debt
                                                                   GLA              %        Outstanding           Fee or
Date Opened                         Location                    (sq. ft.)        Occupied    (000's) (5)        Ground Lease
------------------- ------------------------------------------ ----------- ---- ----------- --------------- ---------------------
Jun.  1986          Kittery I, ME                                  59,694           100          $6,634            Fee
Mar.  1987          Clover, North Conway, NH                       11,000           100             ---            Fee
Nov.  1987          Martinsburg, WV                                49,252            86             ---            Fee
Apr.  1988          LL Bean, North Conway, NH                      50,915            92             ---            Fee
Jul.  1988          Pigeon Forge, TN                               94,750            95             ---       Ground Lease
Aug.  1988          Boaz, AL                                       80,730           100             ---            Fee
Jun.  1988          Kittery II, ME                                 24,703           100             ---            Fee
Jul.  1989          Commerce, GA                                  185,750            98           9,460            Fee
Oct.  1989          Bourne, MA                                     23,417           100             ---            Fee
Feb.  1991          West Branch, MI                               112,120            97           7,401            Fee
May   1991          Williamsburg, IA                              277,237  (1)       98          20,346            Fee
Feb.  1992          Casa Grande, AZ                               186,018            89             ---            Fee
Dec.  1992          North Branch, MN                              134,480            92             ---            Fee
Feb.  1993          Gonzales, LA                                  245,325            99             ---            Fee
May   1993          San Marcos, TX                                237,395  (2)       97          19,802            Fee
Dec.  1993          Lawrence, KS                                   88,200            68             ---            Fee
Dec.  1993          McMinnville, OR                                97,749  (3)       69             ---            Fee
Aug.  1994          Riverhead, NY                                 716,529  (7)       98             ---     Ground Lease (4)
Aug.  1994          Terrell, TX                                   177,435            88             ---            Fee
Sep.  1994          Seymour, IN                                   141,051            77             ---            Fee
Oct.  1994 (6)      Lancaster, PA                                 230,063           100          15,351            Fee
Nov.  1994          Branson, MO                                   277,494            99             ---            Fee
Nov.  1994          Locust Grove, GA                              248,854            95             ---            Fee
Jan.  1995          Barstow, CA                                   105,950            80             ---            Fee
Dec.  1995          Commerce II, GA                               342,556  (7)       98             ---            Fee
Feb.  1997 (6)      Sevierville, TN                               339,600  (7)      100             ---       Ground Lease
Sept. 1997 (6)      Blowing Rock, NC                              105,448            98             ---            Fee
Sep.  1997 (6)      Nags Head, NC                                  82,462           100             ---            Fee
Mar.  1998 (6)      Dalton, GA                                    173,430            95          11,658            Fee
Jul.  1998 (6)      Fort Meyers, FL                               198,956            98             ---            Fee
Nov.  1999 (6)      Fort Lauderdale, FL                           165,000           100                            Fee
------------------- ----------------------------------------- ------------ ---- -------- --------------- ------------------------
   Total                                                        5,263,563  (7)       95        $ 90,652
=================== ========================================= ============ ==== ======== =============== ========================

(1)  GLA excludes  21,781 square foot land lease on outparcel  occupied by Pizza
     Hut.
(2) GLA excludes 17,400 square foot land lease on outparcel occupied by Wendy's.
(3)  GLA excludes 26,030 square foot land lease to a theatre.
(4) The original Riverhead Center is subject to a ground lease which may be renewed at the option of the Company for up to seven additional terms of five years each. The land on which the Riverhead Center expansion is located is owned by the Company.
(5) As of December 31, 1999. The weighted average interest rate for debt outstanding at December 31, 1999 was 8.2% and the weighted average maturity date was December 2003.
(6)  Represents date acquired by the Company.
(7) GLA includes square feet of new space not yet open as of December 31, 1999, which totaled 114,041 square feet (Riverhead - 44,929; Commerce II - 19,300; Sevierville - 49,812)

--------------------------------

Lease Expirations

The  following  table  sets  forth,  as  of  March  1,  2000,   scheduled  lease
expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                            % of Gross
                                                                                            Annualized
                                                               Average                       Base Rent
                              No. of           Approx.        Annualized     Annualized     Represented
                              Leases             GLA          Base Rent      Base Rent      by Expiring
         Year              Expiring(1)      (sq. ft.) (1)    per sq. ft.    (000's) (2)       Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2000                   116             453,000 (3)    $ 12.69         $5,748            9
         2001                   174             629,000          13.38          8,418           13
         2002                   242             884,000          15.05         13,301           20
         2003                   200             871,000          14.04         12,225           17
         2004                   210             914,000          14.82         13,547           21
         2005                    64             294,000          15.00          4,411            7
         2006                    14             105,000          14.35          1,507            2
         2007                    11              70,000          14.67          1,027            2
         2008                     9              60,000          13.93            836            1
         2009                     8              51,000          10.92            557            3
   2010 & thereafter             25             395,000           8.92          3,522            5
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,073           4,726,000        $ 13.77       $ 65,099          100
======================== =========== ======================= ========== ============== ==================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites and month-to-month leases totaling in the aggregate approximately 491,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.
(3) Excludes 221,000 square feet scheduled to expire in 2000 that had already renewed as of March 1, 2000.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.

                                                                Renewed by Existing                 Re-leased to
                              Total Expiring                          Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                            % of                                % of                            % of
                            GLA          Total Center             GLA         Expiring           GLA          Expiring
     Year                (sq. ft.)           GLA               (sq. ft.)        GLA            (sq. ft.)         GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     1999                  715,197             14                606,450         85               22,882           3
     1998                  548,504             11                407,837         74               38,526           7
     1997                  238,250              5                195,380         82               18,600           8
     1996                  149,689              4                134,639         90               15,050          10
     1995                   93,650              3                 91,250         97                2,400           3

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

                          Renewals of Existing Leases                           Stores Re-leased to New Tenants (1)
              ----------------------------------------------------     ------------------------------------------------------

                                Average Annualized Base Rents                             Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)
                            --------------------------------------                   ----------------------------------------

                 GLA                                        %              GLA
  Year        (sq. ft.)      Expiring        New        Increase        (sq. ft.)      Expiring         New         % Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
  1999         606,450       $ 14.36       $ 14.36         --           240,851       $ 15.51         $ 16.57          7
  1998         407,387         13.83         14.07          2           220,890         15.33           13.87         (9)
  1997         195,380         14.21         14.41          1           171,421         14.59           13.42         (8)
  1996         134,639         12.44         14.02         13            78,268         14.40           14.99          4
  1995          91,250         11.54         13.03         13            59,455         13.64           14.80          9
---------------------

(1) The square footage released to new tenants for 1999, 1998, 1997, 1996 and 1995 contains 22,882, 38,526, 18,600, 15,050 and 2,400 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

The following table shows certain information on rents and occupancy rates for the Centers during each of the last five calendar years.

                                       Average                GLA Open at                                  Aggregate
                    %              Annualized Base            End of Each            Number of            Percentage
   Year         Leased(1)       Rent per sq. ft. (2)             Year                 Centers            Rents (000's)
------------    -----------    ------------------------    ------------------     -----------------     ----------------
   1999             97                 $ 13.85                 5,149,000                 31                 $ 3,141
   1998             97                   13.88                 5,011,000                 31                   3,087
   1997             98                   14.04                 4,458,000                 30                   2,637
   1996             99                   13.89                 3,739,000                 27                   2,017
   1995             99                   13.92                 3,507,000                 27                   2,068
---------------------

(1)  As of December 31st of each year shown.
(2) Represents total base rental revenue divided by Weighted Average GLA of the portfolio, which amount does not take into consideration fluctuations in occupancy throughout the year.

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

                                          Occupancy Costs as a
                     Year                   % of Tenant Sales
         ------------------------------ --------------------------
                     1999                           7.8
                     1998                           7.9
                     1997                           8.2
                     1996                           8.7
                     1995                           8.5

Tenants

The following table sets forth certain information with respect to the Company's ten largest tenants and their store concepts as of March 1, 2000.

                                                                        Number         GLA            % of Total
Tenant                                                                of Stores     (sq. ft.)          GLA open
-------------------------------------------------------------------- ------------- ------------- ---------------------
Liz Claiborne, Inc.:
     Liz Claiborne                                                        28          291,368              5.7
     Elizabeth                                                             8           29,284              0.5
     DKNY Jeans                                                            4            8,820              0.2
     Dana Buchman                                                          3            6,600              0.1
     Claiborne Mens                                                        2            3,100              0.1
                                                                     -------- ---------------- ----------------
                                                                          45          339,172              6.6

Phillips-Van Heusen Corporation:
     Bass                                                                 21          139,553              2.7
     Van Heusen                                                           20           85,156              1.7
     Geoffrey Beene Co. Store                                             11           45,680              0.9
     Izod                                                                 14           31,217              0.6
                                                                     -------- ---------------- ----------------
                                                                          66          301,606              5.9

Reebok International, Ltd.                                                24          172,161              3.3

Bass Pro Outdoor World                                                     1          165,000              3.2

The Gap, Inc.
     GAP                                                                  12          101,387              2.0
     Banana Republic                                                       4           31,323              0.6
     Old Navy                                                              2           30,000              0.5
                                                                     -------- ---------------- ----------------
                                                                          18          162,710              3.1

Sara Lee Corporation:
     L'eggs, Hanes, Bali                                                  25          108,809              2.1
     Coach                                                                11           26,561              0.5
     Socks Galore                                                          7            8,680              0.2
                                                                     -------- ---------------- ----------------
                                                                          43          144,050              2.8

Dress Barn Inc.                                                           16          112,328              2.2

American Commercial, Inc.:
     Mikasa Factory Store                                                 12           98,000              1.9

Corning Revere                                                            21           97,931              1.9

Brown Group Retail, Inc.:
     Factory Brand Shores                                                 15           76,880              1.5
     Naturalizer                                                           8           20,475              0.4
                                                                     -------- ---------------- ----------------
                                                                          23           97,355              1.9

-------------------------------------------------------------------- -------- ---------------- ----------------
Total of all tenants listed in table                                     269        1,690,313             32.8
==================================================================== ======== ================ ================

Significant Property

The Center in Riverhead, New York is the Company's only Center that comprises more than 10% of consolidated total assets or consolidated total revenues. The Riverhead Center was originally constructed in 1994. Upon completion of expansions currently underway totaling approximately 44,929 square feet, the Riverhead Center will total 716,529 square feet.

Tenants at the Riverhead Center principally conduct retail sales operations. The occupancy rate as of the end of 1999, 1998 and 1997, excluding expansions under construction, was 99%, 97% and 99%. Average annualized base rental rates during 1999, 1998, and 1997 were $19.15, $18.89, and $18.65 per weighted average GLA.

Depreciation on the Riverhead Center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 1999, the net federal tax basis of this Center was approximately $83.3 million. Real estate taxes assessed on this Center during 1999 amounted to $2.4 million. Real estate taxes for 2000 are estimated to be approximately $2.5 million.

The following table sets forth, as of March 1, 2000, scheduled lease expirations at the Riverhead Center assuming that none of the tenants exercise renewal options:

                                                                                                         % of Gross
                                                                                                         Annualized
                                                                                                          Base Rent
                                 No. of                            Annualized        Annualized          Represented
                                 Leases             GLA             Base Rent         Base Rent          by Expiring
Year                          Expiring (1)     (sq. ft.) (1)       per sq. ft.        (000) (2)            Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2000                                4                28,985            $ 18.18          $  527               4
2001                                7                36,000              18.64             671               5
2002                               62               206,724              21.43           4,431              35
2003                               21                86,170              18.86           1,625              13
2004                               41               175,015              19.22           3,363              27
2005                                6                21,410              24.71             529               4
2006                                1                 1,600              35.00              56               1
2007                                4                22,060              17.23             380               3
2008                                1                 7,500              18.00             135               1
2009                                1                 3,000              25.00              75               1
2010 and thereafter                 5                73,000               9.95             726               6
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             153               661,464            $ 18.92        $ 12,518             100
============================ ========= ===================== ================== =============== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites and month-to-month leases.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.

Item 3.  Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In managements' opinion, the ultimate resolution of these matters will have no material effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company:

         NAME              AGE                  POSITION
-------------------------- ---  -----------------------------------------------
Stanley K. Tanger......... 76   Founder, Chairman of the Board of Directors and
                                  Chief Executive Officer

Steven B. Tanger.......... 51   Director, President and Chief Operating Officer

Rochelle  G.  Simpson  ... 61    Secretary  and  Executive  Vice  President  -
                                   Administration and Finance

Willard  A.  Chafin,  Jr.. 62    Executive  Vice  President  -  Leasing,  Site
                                   Selection, Operations and Marketing
Frank C. Marchisello, Jr.. 41   Senior Vice President - Chief Financial Officer
Joseph H. Nehmen.......... 51   Senior Vice President - Operations
Virginia R. Summerell..... 41   Treasurer and Assistant Secretary
C. Randy Warren, Jr....... 35   Senior Vice President - Leasing
Carrie A. Warren.......... 37   Vice President - Marketing
Kevin M. Dillon........... 41   Vice President - Construction

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

     Virginia R. Summerell. Ms. Summerell was named Treasurer of the Company in May 1995 and Assistant Secretary in November 1994. Previously, she held the position of Director of Finance since joining the Company in August 1992, after nine years with NationsBank. Her major responsibilities include maintaining banking relationships, oversight of all project and corporate finance transactions and development of treasury management systems. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

     C. Randy Warren, Jr. Mr. Warren was named Senior Vice President of Leasing in January 1999. He joined the Company in November 1995 as Vice President of Leasing. He was previously director of anchor leasing at Prime Retail, L.P., where he managed anchor tenant relations and negotiation on a national basis. Prior to that, he worked as a leasing executive for the company. Before entering the outlet industry, he was founder of Preston Partners, a development consulting firm in Baltimore, MD. Mr. Warren is a graduate of Towson State
University and holds an MBA from Loyola College. Mr. Warren is the husband of Ms. Carrie A. Warren.

     Carrie A. Warren. Ms. Warren was named Vice President - Marketing in September 1996. Previously, she held the position of Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Warren is a graduate of East Carolina University and is the wife of Mr. C. Randy Warren, Jr.

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

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

The Common Shares commenced trading on the New York Stock Exchange on May 28, 1993. The initial public offering price was $22.50 per share. The following table sets forth the high and low sales prices of the Common Shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated.

                                                                                    Common
  1999                                         High               Low           Dividends Paid
  ----------------------------------- -------------- ----------------- ------------------------
  First Quarter                             $ 22.7500          $ 18.6875           $  .600
  Second Quarter                              26.5000            18.8750              .605
  Third Quarter                               26.7500            21.9375              .605
  Fourth Quarter                              23.1875            18.9375              .605
  ----------------------------------- ---------------- ------------------ ---------------------
  Year 1999                                 $ 26.7500          $ 18.6875           $ 2.415
  ----------------------------------- ---------------- ------------------ ---------------------

                                                                                    Common
  1998                                         High               Low           Dividends Paid
  ----------------------------------- -------------- ----------------- ------------------------
  First Quarter                             $ 31.1875          $ 28.5625            $  .55
  Second Quarter                              31.8750            29.1250               .60
  Third Quarter                               31.8125            22.0000               .60
  Fourth Quarter                              23.8750            18.8125               .60
  ----------------------------------- ---------------- ------------------ ---------------------
  Year 1998                                 $ 31.8750          $ 18.8125            $ 2.35
  ----------------------------------- ---------------- ------------------ ---------------------


As of March 1, 2000, there were approximately 619 shareholders of record. Certain of the Company's debt agreements limit the payment of dividends such that dividends shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, the Company intends to continue to pay regular quarterly dividends.



Item 6.  Selected Financial Data

                                                1999          1998          1997         1996           1995
------------------------------------------ ------------- ------------- ------------ ------------- -------------
                                                    (In thousands, except per share and center data)
OPERATING DATA

  Total revenues                           $   104,016   $    97,766   $    85,271  $    75,500   $    68,604
  Income before minority interest and
      extraordinary income                      21,211        16,103        17,583       16,177        15,352
  Income before extraordinary item              15,837        12,159        12,827       11,752        11,218
  Net income                                    15,588        11,827        12,827       11,191        11,218

------------------------------------------ ------------- ------------- ------------ ------------- -------------

SHARE DATA
  Basic:

     Income before extraordinary item      $      1.77   $      1.30   $      1.57  $      1.46   $      1.36
     Net income                            $      1.74   $      1.26   $      1.57  $      1.37   $      1.36
     Weighted average common shares              7,861         7,886         7,028        6,402         6,095
  Diluted:
     Income before extraordinary item      $      1.74   $      1.28   $      1.54  $      1.46   $      1.36
     Net income                            $      1.74   $      1.24   $      1.54  $      1.37   $      1.36
     Weighted average common shares              7,872         8,009         7,140        6,408         6,096
  Common dividends paid                    $      2.42   $      2.35   $      2.17  $      2.06   $      1.96

------------------------------------------ ------------- ------------- ------------ ------------- -------------

BALANCE SHEET DATA

  Real estate assets, before depreciation  $   566,216   $   529,247   $   454,708  $   358,361   $   325,881
  Total assets                                 490,069       471,795       416,014      332,138       315,130
  Long term debt                               329,647       302,485       229,050      178,004       156,749
  Shareholders' equity                         107,764       114,039       122,119      101,738       107,560

------------------------------------------ ------------- ------------- ------------ ------------- -------------

OTHER DATA

  EBITDA (1)                               $    70,274   $    60,285   $    52,857  $    46,633   $    41,058
  Funds from operations (1)                $    41,673   $    39,748   $    35,840  $    32,313   $    29,597
  Cash flows provided by (used in):
     Operating activities                  $    43,175   $    35,787   $    39,214  $    38,051   $    32,423
     Investing activities                  $   (45,959)  $   (79,236)  $   (93,636) $   (36,401)  $   (44,788)
     Financing activities                  $    (3,043)  $    46,172   $    55,444  $    (4,176)  $    13,802
  Gross leasable area open at year end           5,149         5,011         4,458        3,739         3,507
  Number of centers                                 31            31            30           27            27
-----------------------

(1) EBITDA and Funds from Operations ("FFO") are widely accepted financial indicators used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before minority interest, interest expense, income taxes, depreciation and amortization. Funds from operations is defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculations of EBITDA and FFO may vary from entity to entity and as such the presentation of EBITDA and FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. EBITDA and FFO are not intended to represent cash flows for the period. EBITDA and FFO have not been presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

The discussion of the Company's results of operations reported in the consolidated statements of operations compares the years ended December 31, 1999 and 1998, as well as December 31, 1998 and 1997. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words `believe', `expect', `intend', `anticipate', `estimate', `project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

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

o availability and cost of capital (for instance, financing opportunities may not be available to us, or may not be available to us on favorable terms);

o our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At December 31, 1999, the Company owned 31 centers in 22 states totaling 5,149,000 square feet of operating GLA compared to 31 centers in 23 states totaling 5,011,000 square feet of operating GLA as of December 31, 1998. The 138,000 net increase in GLA is comprised primarily of an increase of 176,000 square feet due to expansions in five existing centers during the year, an increase of 165,000 square feet due the acquisition of Bass Pro Outdoor World in Fort Lauderdale, Florida and a decrease of 198,000 square feet due to the tornado destruction of the center in Stroud, Oklahoma. In addition, the Company has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000.

During 1998, the Company added a total of 569,000 square feet to its portfolio including: Dalton Factory Stores, a 173,000 square foot factory outlet center located in Dalton, GA, acquired in March 1998; Sanibel Factory Stores, a 186,000 square foot factory outlet center located in Fort Myers, FL, acquired in July 1998; and 210,000 square feet of expansions in 5 existing centers. Also during 1998, the Company completed the sale of its 8,000 square foot, single tenant property in Manchester, VT for $1.85 million.

The center in Stroud, Oklahoma was destroyed by a tornado in May 1999. At December 31, 1999, the Company had recorded a receivable of $4.2 million from the Company's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Stroud center. Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Company recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

A summary of the operating results for the years ended December 31, 1999, 1998 and 1997 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                                 1999            1998            1997
----------------------------------------------------------------------- -------------- --------------- ---------------
GLA open at end of period (000's)                                               5,149           5,011           4,458
Weighted average GLA (000's) (1)                                                4,996           4,768           4,046
Outlet centers in operation                                                        31              31              30
New centers acquired                                                                1               2               3
Centers disposed of or sold                                                         1               1             ---
Centers expanded                                                                    5               1               5
States operated in at end of period                                                22              23              23
Occupancy percentage at end of period                                              97              97              98

   Per square foot
Revenues
   Base rentals                                                                $13.85          $13.88          $14.04
   Percentage rentals                                                             .63             .65             .65
   Expense reimbursements                                                        5.59            5.63            6.10
   Other income                                                                   .76             .34             .29
----------------------------------------------------------------------- -------------- --------------- ---------------
     Total revenues                                                             20.83           20.50           21.08
----------------------------------------------------------------------- -------------- --------------- ---------------
Expenses
   Property operating                                                            6.12            6.10            6.49
   General and administrative                                                    1.46            1.40            1.52
   Interest                                                                      4.85            4.62            4.16
   Depreciation and amortization                                                 4.97            4.65            4.56
----------------------------------------------------------------------- -------------- --------------- ---------------
     Total expenses                                                             17.40           16.77           16.73
----------------------------------------------------------------------- -------------- --------------- ---------------
Income before gain on disposal or sale of real estate,
   minority interest and extraordinary item                                    $ 3.43          $ 3.73          $ 4.35
----------------------------------------------------------------------- -------------- --------------- ---------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.

Results of Operations

1999 Compared to 1998

Base rentals increased $3.0 million, or 5%, in the 1999 period when compared to the same period in 1998. The increase is primarily due to the effect of a full year of rent in 1999 from the centers acquired on March 31, 1998 and July 31, 1998 as well as the expansions mentioned in the Overview above, offset by the loss of rent from the center in Stroud, Oklahoma. Base rent per weighted average GLA decreased $.03 per foot due to the portfolio of properties having a lower overall average occupancy rate during 1999 compared to 1998. Base rent per square foot, however, was favorably impacted during the year due to the loss of the Stroud center which had a lower average base rent per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased by $54,000 and on a weighted average GLA basis, decreased $.02 per square foot in 1999 compared to 1998. For the year ended December 31, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were down approximately 1% with that of the previous year. However, same-space sales for the year ended December 31, 1999 actually increased 5% to $261 per square foot due to the Company's efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 91% in 1999 from 92% in 1998 primarily as a result of a lower average occupancy rate in the 1999 period compared to the 1998 period.

Other income increased $2.1 million in 1999 as compared to 1998. The increase is primarily due to gains on sale of out parcels of land totaling $687,000 during 1999 as well as to the recognition of $880,000 of business interruption insurance proceeds relating to the Stroud center.

Property operating expenses increased by $1.5 million, or 5%, in 1999 as compared to 1998. On a weighted average GLA basis, property operating expenses increased slightly from $6.10 to $6.12 per square foot. Higher real estate taxes per square foot were offset by decreases in advertising and promotion expenses per square foot and lower common area maintenance expenses per square foot.

General and administrative expenses increased $629,000, or 9%, in 1999 as compared to 1998. As a percentage of revenues, general and administrative expenses were approximately 7.0% of revenues in 1999 and 6.8% in 1998. On a weighted average GLA basis, general and administrative expenses increased $.06 per square foot from $1.40 in 1998 to $1.46 in 1999. The increase in general and administrative expenses per square foot reflects the rental and related expenses for the new corporate office space to which the Company relocated its corporate headquarters in April 1999.

Interest expense increased $2.2 million during 1999 as compared to 1998 due to financing the 1998 acquisitions and the 1998 and 1999 expansions. However, interest expense was favorably impacted by the insurance proceeds received from the loss of the Stroud center that were used to immediately reduce outstanding amounts under the Company's lines of credit. Depreciation and amortization per weighted average GLA increased from $4.65 per square foot in 1998 to $4.97 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years.)

The gain on disposal of real estate during 1999 represents the amount of insurance proceeds from the loss of the Stroud center in excess of the carrying amount for the portion of the related assets destroyed by the tornado. The gain on sale of real estate during 1998 is due primarily to the sale of an 8,000 square foot, single tenant property in Manchester, VT.

The extraordinary losses recognized in each year represent the write-off of unamortized deferred financing costs related to debt that was extinguished during each period prior to its scheduled maturity.

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

Property operating expenses increased by $2.8 million, or 11%, in 1998 as compared to 1997. On a weighted average GLA basis, property operating expenses decreased from $6.49 to $6.10 per square foot. Higher expenses for real estate taxes per square foot were offset by decreases in advertising and promotion and common area maintenance expenses per square foot. The decrease in property operating expenses per square foot is also attributable to the acquisitions that collectively have a lower average operating cost per square foot. Excluding the acquisitions, property operating expenses during 1998 were $6.19 per square foot.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $43.2, $35.8 and $39.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities in 1999 compared to 1998 is primarily due to increases in operating income from the 1998 and 1999 acquisitions and expansions and increases in accounts payable. Net cash provided by operating activities decreased $3.4 million in 1998 compared to 1997 as decreases in accounts payable offset the increases in operating income associated with acquired or expanded centers. Net cash used in investing activities amounted to $46.0, $79.2, and $93.6 million during 1999, 1998 and 1997, respectively, and reflects the fluctuation in construction and acquisition activity during each year. Net cash used in investing activities also decreased in 1999 compared to 1998 due to approximately $6.5 million in net insurance proceeds received from the loss of the Stroud center. Cash provided by (used in) financing activities of $(3.0), $46.2, and $55.4 in 1999, 1998 and 1997, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in dividends paid during both 1999 and 1998. In 1999, net cash provided by financing activities was further reduced by $958,000 paid to purchase and retire some of the Company's common shares and $1.0 million paid in deferred financing costs to refinance its 8.92% notes during 1999.

During 1999, the Company added approximately 176,000 square feet of expansions in five existing centers and acquired the 165,000 square foot Bass Pro Outdoor World in Fort Lauderdale, Florida. In addition, the Company has approximately 114,000 square feet of expansion space under construction in three centers, which are scheduled to open during the first six months of 2000. Commitments for construction of these projects (which represent only those costs contractually required to be paid by the Company) amounted to $3.0 million at December 31, 1999.

The Company also is in the process of developing plans for additional expansions and new centers for completion in 2000 and beyond. Currently, the Company is in the preleasing stage of a second phase of the Fort Lauderdale development that will include 130,000 square feet of GLA to be developed on the 12-acre parcel adjacent to the Bass Pro Outdoor World. If the Company decides to develop this project, it anticipates stores in this phase to begin opening in early 2001. Based on tenant demand, the Company also has an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA where it plans to develop a new 300,000 square foot outlet center. The entire site will contain more than 950,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and the Company anticipates final approvals by early 2001.

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

Other assets include a receivable totaling $2.8 million from Stanley K. Tanger, the Company's Chairman of theBoard and Chief Executive Officer. Mr. Tanger and the Company have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Company for an investment in a separate E-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loans.

The Company maintains revolving lines of credit which provide for unsecured borrowings up to $100 million, of which $11.0 million was available for additional borrowings at December 31, 1999. As a general matter, the Company anticipates utilizing its lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and repaying the credit lines with longer-term debt or equity when management determines that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, the Company may not, in the short term, be able to access these markets on favorable terms. Management believes the decline is temporary and may utilize these funds as the markets improve to continue its external growth. In the interim, the Company may consider the use of operational and developmental joint ventures and other related strategies to generate additional capital. The Company may also consider selling certain properties that do not meet the Company's long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, management believes that the Company has access to the necessary financing to fund the planned capital expenditures during 2000.

During March 1999, the Company refinanced its 8.92% notes that had a carrying amount of $47.3 million. The refinancing reduced the interest rate to 7.875%, increased the loan amount to $66.5 million and extended the maturity date to April 2009. The additional proceeds were used to reduce amounts outstanding under the revolving lines of credit. In addition, the Company extended the maturity of all of its revolving lines of credit by one year. The lines of credit now have maturity dates in the years 2001 and 2002.

In January 2000, the Company entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Company entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

At December 31, 1999, approximately 73% of the outstanding long-term debt represented unsecured borrowings and approximately 81% of the Company's real estate portfolio was unencumbered. The weighted average interest rate on debt outstanding on December 31, 1999 was 8.2%.

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

The Company negotiates long-term fixed rate debt instruments and enters into interest rate swap agreements to manage its exposure to interest rate changes on its floating rate debt. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In June 1999, the Company terminated its only interest rate swap agreement effective through October 2001 with a notional amount of $20 million. Under this agreement, the Company received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 5.47%. Upon termination of the agreement, the Company received $146,000 in cash proceeds. The proceeds have been recorded as deferred income and are being amortized as a reduction to interest expense over the remaining life of the original contract term. In January 2000, the Company entered into new interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt at December 31, 1999 was $324.4 million. A 1% increase from prevailing interest rates at December 31, 1999 would result in a decrease in fair value of total long-term debt by approximately $5.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Funds from Operations

Management believes that for a clear understanding of the consolidated historical operating results of the Company, FFO should be considered along with net income as presented in the audited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

Below is a calculation of funds from operations for the years ended December 31, 1999, 1998 and 1997 as well as actual cash flow and other data for those respective years (in thousands):

                                                                     1999            1998           1997
--------------------------------------------------------------- ---------------- ------------- ---------------
Funds from Operations:
Net income                                                      $     15,588     $    11,827   $    12,827
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt               249             332           ---
   Minority interest                                                   5,374           3,944         4,756
   Depreciation and amortization uniquely significant
      to real estate                                                  24,603          21,939        18,257
   Gain on disposal or sale of real estate                            (4,141)           (994)          ---
   Asset write-down                                                      ---           2,700           ---
--------------------------------------------------------------- ---------------- ------------- ---------------
Funds from operations before minority interest (1)              $     41,673     $    39,748   $    35,840
--------------------------------------------------------------- ---------------- ------------- ---------------

Cash flow provided by (used in):

   Operating activities                                         $     43,175     $    35,787   $    39,214
   Investing activities                                         $    (45,959)    $   (79,236)  $   (93,636)
   Financing activities                                         $     (3,043)    $    46,172   $    55,444

Weighted average shares outstanding (2)                               11,698          11,847        11,000
--------------------------------------------------------------- ---------------- ------------- ---------------

(1) For the year ended December 31, 1999, includes $687,000 in gains on sales of outparcels of land.

(2) Assumes the partnership units of the Operating Partnership held by the minority interest, preferred shares of the Company and share and unit options are all converted to common shares of the Company.

In October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") issued interpretive guidance regarding the calculation of FFO.
NAREIT's leadership determined that FFO should include both recurring and non-recurring operating results, except those results defined as extraordinary items under generally accepted accounting principles and gains and losses from sales of depreciable operating property. All REITS are encouraged to implement the recommendations of this guidance effective for fiscal periods beginning in 2000 for all periods presented in financial statements or tables. The Company intends to adopt the new NAREIT clarification beginning January 1, 2000. Below is a calculation of FFO under the new proposed method as if the Company had adopted the method as of January 1, 1997.

New Proposed Method                                                   1999            1998             1997
------------------------------------------------------------- -------------- ---------------- ---------------
Funds from Operations:

Net income                                                          $15,588          $11,827         $12,827
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt              249              332             ---
   Minority interest                                                  5,374            3,944           4,756
   Depreciation and amortization uniquely significant
      to real estate                                                 24,603           21,939          18,257
   Gain on disposal or sale of real estate                           (4,141)            (994)            ---
------------------------------------------------------------- -------------- ---------------- ---------------
Funds from operations before minority interest                      $41,673          $37,048         $35,840
------------------------------------------------------------- -------------- ---------------- ---------------

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of the FASB Statement No. 133" that revises SFAS No. 133 to become effective in the first quarter of 2001. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

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

As part of its strategy of aggressively managing its assets, the Company is strengthening the tenant base in several of its centers by adding strong new anchor tenants, such as Nike, GAP, Polo, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, the Company anticipates that its average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 26% of the Company's lease portfolio is scheduled to expire during the next two years. Approximately 721,000 square feet of space is up for renewal during 2000 and approximately 629,000 square feet will come up for renewal in 2001. If the Company were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on its results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. Approximately 221,000, or 31%, of the square feet scheduled to expire in 2000 have already been renewed by the existing tenants. In addition, the Company continues to attract and retain additional tenants. The Company's factory outlet centers typically include well known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, the Company reduces its operating and leasing risks. No one tenant (including affiliates) accounts for more than 7% of the Company's combined base and percentage rental revenues. Accordingly, management currently does not expect any material adverse impact on the Company's results of operation and financial condition as a result of leases to be renewed or stores to be released.

Year 2000 Compliance

The Company did not experience any systems or other Year 2000 ("Y2K") problems during January 2000. In 1999, the Company spent approximately $220,000 to upgrade or replace equipment or systems specifically to bring them in compliance with Y2K. The Company is not aware of any other significant costs to be incurred to address future Y2K problems.

There are a number of Y2K related items that may affect the Company's results of operations. For example, the Company's spending patterns or cost relationships may have been affected by large Y2K remediation expenditures or the postponement of certain expenses. The Company's revenue patterns may have been affected by unusual tenant behavior, such as delayed openings or delayed payments of rents until after Y2K. In addition, some companies may have postponed Information Technology projects or other capital spending in preparing for Y2K which could impact the company's liquidity requirements. The Company has not experienced any of these situations and does not believe that any exist which might materially impact the Company's results of operations or liquidity.

The Company has third-party relationships with approximately 280 tenants and over 8,000 suppliers and contractors. Many of these third party tenants are publicly-traded corporations and subject to disclosure requirements. The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll.

The Company's assessment of major third parties' Y2K readiness included sending surveys to tenants and key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. The majority of the Company's vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services from third parties who have not already indicated that they are currently Y2K compliant. The Company received responses to approximately 73% of the surveys sent to tenants, banks and key suppliers. Of the companies who responded, 99% indicated they were presently, or would be by December 31, 1999, Y2K compliant. The Company is not aware of any significant third parties who are not currently Y2K compliant. However, there can be no assurance that all third parties are currently Y2K compliant and that all will be able to continue to conduct transactions with the Company successfully. There also can be no assurance that Y2K problems of third parties or of the Company's own systems which did not surface in January 2000 will not be a problem sometime in the near future.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Accountants                          F-1
         Consolidated Balance Sheets-December 31, 1999 and 1998     F-2
         Consolidated Statements of Operations-
            Years Ended December 31, 1999, 1998 and 1997            F-3
         Consolidated Statements of Shareholders' Equity-
            For the Years Ended December 31, 1999, 1998 and 1997    F-4
         Consolidated Statements of Cash Flows-
            Years Ended December 31, 1999, 1998 and 1997            F-5
          Notes to Consolidated Financial Statements                F-6 to F-14

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

     3.  Exhibits

     Exhibit No.                                       Description

          3.1 Amended and Restated Articles of Incorporation of the Company. (Note 6)

          3.1A Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Note 6)

          3.1B Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998. (Note 9)

          3.1C Amendment to Amended and Restated Articles of Incorporation dated September 30, 1999.

          3.2       Restated By-Laws of the Company.

          3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership.

          4.1 Form of Deposit Agreement, by and between the Company and the Depositary, including Form of Depositary Receipt. (Note
                    1)

          4.2       Form of Preferred Stock Certificate. (Note 1)

          4.3 Rights Agreement, dated as of August 20, 1998, between Tanger Factory Outlet Centers, Inc. and BankBoston, N.A., which includes the form of Articles of Amendment to the Amended and Restated Articles of Incorporation, designating the preferences, limitations and relative rights of the Class B Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. (Note 8)

          10.1      Amended and Restated Unit Option Plan. (Note 9)

          10.2      Amended and Restated Share Option Plan of the Company. (Note
                    9)

          10.3 Form of Stock Option Agreement between the Company and certain Directors. (Note 3)

          10.4      Form  of  Unit  Option   Agreement   between  the  Operating
                    Partnership and certain employees. (Note 3)

          10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 9)

          10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 9)

          10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 1999. (Note 9)

          10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 1999. (Note 9)

          10.9 Amended and Restated Employment Agreement for Joseph Nehmen, as of January 1, 1999. (Note 9)

          10.10 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of January 1, 1999.

          10.11 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 2)

          10.11A    Amendment  to  Registration   Rights   Agreement  among  the
                    Company,  the Tanger Family Limited  Partnership and Stanley
                    K. Tanger. (Note 4)

          10.12 Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 2)

          10.13 Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Note 2)

          10.14 Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000. (Note 10)

          10.15     Form of Senior Indenture. (Note 5)

          10.16 Form of First Supplemental Indenture (to Senior Indenture). (Note 5)

          10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 7)

          10.17     Promissory   Notes  by  and  between  Stanley  K.  Tanger
                    and Tanger Properties Limited Partnership dated June 25, 1999 and August 27, 1999

          21.1      List of Subsidiaries.

          23.1      Consent of PricewaterhouseCoopers LLP.


     Notes to Exhibits:

     1. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed October 6, 1993, as amended.
     2. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.
     3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
     4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     5. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.

     6. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     7. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.

     8. Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A, filed August 24, 1998.

     9. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     10. Incorporated by reference to the exhibit to the Company's Quarterly Report on 10-Q for the quarter ended March 31, 1999.

(b)  Reports on Form 8-K  - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TANGER FACTORY OUTLET CENTERS, INC.

                                  By: /s/ Stanley K. Tanger
                                  ----------------------------------
                                  Stanley K. Tanger
                                  Chairman of the Board and
                                  Chief Executive Officer

March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                                Date

/s/ Stanley K. Tanger          Chairman of the Board and Chief  March 28, 2000
-----------------------------  Executive Officer (Principal
Stanley K. Tanger              Executive Officer)


/s/ Steven B. Tanger           Director, President and          March 28, 2000
-----------------------------  Chief Operating Officer
Steven B. Tanger

/s/ Frank C. Marchisello, Jr.  Senior Vice President and        March 28, 2000
-----------------------------  Chief Financial Officer
Frank C. Marchisello, Jr.      (Principal Financial and
                               Accounting Officer)


/s/ Jack Africk                Director                         March 28, 2000
-----------------------------
Jack Africk

/s/ William G. Benton          Director                         March 28, 2000
-----------------------------
William G. Benton

/s/ Thomas E. Robinson         Director                         March 28, 2000
-----------------------------
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                      PricewaterhouseCoopers LLP

Greensboro, NC
January 26, 2000


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                                     December 31,
                                                                                   1999          1998
-------------------------------------------------------------------------------------------------------

ASSETS
  Rental Property
    Land                                                                        $ 63,045      $ 53,869
    Buildings, improvements and fixtures                                         484,277       458,546
    Developments under construction                                               18,894        16,832
-------------------------------------------------------------------------------------------------------
                                                                                 566,216       529,247
 Accumulated depreciation                                                       (104,511)      (84,685)
-------------------------------------------------------------------------------------------------------
    Rental property, net                                                         461,705       444,562
  Cash and cash equivalents                                                          503         6,330
  Deferred charges, net                                                            8,176         8,218
  Other assets                                                                    19,685        12,685
-------------------------------------------------------------------------------------------------------
      Total assets                                                              $490,069      $471,795
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites
  Long-term debt
    Senior, unsecured notes                                                     $150,000      $150,000
    Mortgages payable                                                             90,652        72,790
    Lines of credit                                                               88,995        79,695
-------------------------------------------------------------------------------------------------------
                                                                                 329,647       302,485
  Construction trade payables                                                      6,287         9,224
  Accounts payable and accrued expenses                                           13,081        10,723
-------------------------------------------------------------------------------------------------------
      Total liabilities                                                          349,015       322,432
-------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                 33,290        35,324
-------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    85,270 and 88,270 shares issued and outstanding
    at December 31, 1999 and 1998                                                      1             1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    7,876,835 and 7,897,606 shares issued and outstanding
    at December 31, 1999 and 1998                                                     79            79
  Paid in capital                                                                136,571       137,530
  Distributions in excess of net income                                          (28,887)      (23,571)
-------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   107,764       114,039
-------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                $490,069      $471,795
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                                     1999       1998        1997
-----------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                   $ 69,180   $ 66,187    $ 56,807
  Percentage rentals                                                                3,141      3,087       2,637
  Expense reimbursements                                                           27,910     26,852      24,665
  Other income                                                                      3,785      1,640       1,162
-----------------------------------------------------------------------------------------------------------------
       Total revenues                                                             104,016     97,766      85,271
-----------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                               30,585     29,106      26,269
  General and administrative                                                        7,298      6,669       6,145
  Interest                                                                         24,239     22,028      16,835
  Depreciation and amortization                                                    24,824     22,154      18,439
   Asset write-down                                                                   ---      2,700         ---
-----------------------------------------------------------------------------------------------------------------
       Total expenses                                                              86,946     82,657      67,688
-----------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate,
   minority interest and extraordinary item                                        17,070     15,109      17,583
Gain on disposal or sale of real estate                                             4,141        994         ---
-----------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                             21,211     16,103      17,583
Minority interest                                                                  (5,374)    (3,944)     (4,756)
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                   15,837     12,159      12,827
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $96 and $128                                          (249)      (332)        ---
-----------------------------------------------------------------------------------------------------------------
Net income                                                                         15,588     11,827      12,827
Less applicable preferred share dividends                                          (1,917)    (1,911)     (1,808)
-----------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                      $ 13,671    $ 9,916    $ 11,019
-----------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
  Income before extraordinary item                                                 $ 1.77     $ 1.30      $ 1.57
  Extraordinary item                                                                (0.03)     (0.04)        ---
-----------------------------------------------------------------------------------------------------------------
  Net income                                                                       $ 1.74     $ 1.26      $ 1.57
-----------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
  Income before extraordinary item                                                 $ 1.77     $ 1.28      $ 1.54
  Extraordinary item                                                                (0.03)     (0.04)        ---
-----------------------------------------------------------------------------------------------------------------
  Net income                                                                       $ 1.74     $ 1.24      $ 1.54
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



        TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the Years Ended December 31, 1999, 1998, and 1997
      (In thousands, except share data)                                               Distributions       Total
                                                  Preferred      Common     Paid in    in Excess of    Shareholder's
                                                    Shares       Shares     Capital     Net Income        Equity
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                            $ 1        $ 66     $ 112,465     $ (10,794)       $ 101,738
Conversion of 15,730 preferred shares
   into 141,726 common shares                         ---           1            (1)          ---              ---

Issuance of 29,700 common shares upon
   exercise of unit options                           ---         ---           703           ---              703

Issuance of 1,080,000 common shares,
   net of issuance costs                              ---          11        29,230           ---           29,241

Compensation under unit Option Plan                   ---         ---           234           ---              234

Adjustment for minority interest in
   the Operating Partnership                          ---         ---        (5,611)          ---           (5,611)

Net income                                            ---         ---           ---        12,827           12,827

Preferred dividends ($19.55 per share)                ---         ---           ---        (1,789)          (1,789)

Common dividends ($2.17 per share)                    ---         ---           ---       (15,224)         (15,224)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                              1          78       137,020       (14,980)         122,119

Conversion of 2,419 preferred shares
  into 21,790 common shares                           ---           1            (1)          ---              ---

Issuance of 31,880 commn shares upon
   exercise of unit options                           ---         ---           762           ---              762

Repurchase and retirement of 10,000
   common shares                                      ---         ---          (216)          ---             (216)

Compensation under Unit Option Plan                   ---         ---           142           ---              142

Adjustment for minority interest in
   the Operating Partnership                          ---         ---          (177)          ---             (177)

Net income                                            ---         ---           ---        11,827           11,827

Preferred dividends ($21.17 per share)                ---         ---           ---        (1,894)          (1,894)

Common dividends ($2.35 per share)                    ---         ---           ---       (18,524)         (18,524)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                              1          79       137,530       (23,571)         114,039

Conversion of 3,000 preferred shares
  into 27,029 common shares                           ---           1            (1)          ---            ---

Issuance of 500 common shares upon
   exercise of unit options                           ---         ---            12           ---             12

Repurchase and retirement of 48,300
   common shares                                      ---          (1)         (957)          ---           (958)

Adjustment for minority interest in
   the Operating Partnership                          ---         ---           (13)          ---            (13)

Net income                                            ---         ---           ---        15,588         15,588

Preferred dividends ($21.76 per share)                ---         ---           ---        (1,918)        (1,918)

Common dividends ($2.42 per share)                    ---         ---           ---       (18,986)       (18,986)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            $ 1        $ 79     $ 136,571     $ (28,887)     $ 107,764
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                     F - 4

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                                                           Year Ended December 31,
                                                                                        1999        1998         1997
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $ 15,588    $ 11,827     $ 12,827
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                         24,824      22,154       18,439
Amortization of deferred financing costs                                               1,005       1,076        1,094
Minority interest                                                                      5,278       3,816        4,756
Loss on early extinguishment of debt                                                     345         460          ---
Asset write-down                                                                         ---       2,700          ---
Gain on disposal or sale of real estate                                               (4,141)       (994)         ---
Gain on sale of outparcels of land                                                      (687)        ---          ---
Straight-line base rent adjustment                                                      (214)       (688)        (347)
Compensation under Unit Option Plan                                                      ---         195          338
Increase (decrease) due to changes in:
Other assets                                                                          (1,181)     (1,956)      (1,861)
Accounts payable and accrued expenses                                                  2,358      (2,803)       3,968
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activites                                              43,175      35,787       39,214
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisition of rental properties                                                     (15,500)    (44,650)     (37,500)
Additions to rental properties                                                       (34,224)    (35,252)     (54,795)
Additions to deferred lease costs                                                     (1,862)     (1,895)      (1,341)
Net proceeds from sale of real estate                                                  1,987       2,561          ---
Net insurance proceeds from property losses                                            6,451         ---          ---
Advances to officer                                                                   (2,811)        ---          ---
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (45,959)    (79,236)     (93,636)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from issuance of common shares                                              ---         ---       29,241
Repurchase of common shares                                                             (958)       (216)         ---
Cash dividends paid                                                                  (20,904)    (20,418)     (17,013)
Distributions to minority interest                                                    (7,325)     (7,128)      (6,583)
Proceeds from mortgages payable                                                       66,500         ---       75,000
Repayments on mortgages payable                                                      (48,638)     (1,260)      (1,154)
Proceeds from revolving lines of credit                                              118,555     152,760      118,450
Repayments on revolving lines of credit                                             (109,255)    (78,065)    (141,250)
Additions to deferred financing costs                                                 (1,030)       (263)      (1,950)
Proceeds from exercise of unit options                                                    12         762          703
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   (3,043)     46,172       55,444
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  (5,827)      2,723        1,022
Cash and cash equivalents, beginning of period                                         6,330       3,607        2,585
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 503     $ 6,330      $ 3,607
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization of the Company

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 31 factory outlet centers located in 22 states with a total gross leasable area of approximately 5.1 million square feet at the end of 1999. The Company provides all development, leasing and management services for its centers.

The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership (the "Operating Partnership"). Prior to 1999, the Company owned the majority of the units of partnership interest issued by the Operating Partnership (the "Units") and served as its sole general partner. During 1999, the Company transferred its ownership of Units into two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 1999, the Company's wholly-owned subsidiaries owned 7,876,835 Units, and 85,270 Preferred Units (which are convertible into approximately 795,309 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     Minority Interest - Minority interest reflects TFLP's percentage ownership of the Operating Partnership's Units. Income is allocated to the TFLP based on its respective ownership interest.

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

     Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 1999, 1998 and 1997 amounted to $1,242,000, $762,000, and $1,877,000, and development costs capitalized amounted to $1,711,000, $1,903,000, and $1,637,000, respectively. Depreciation expense for each of the years ended December 31, 1999, 1998 and 1997 was $23,095,000, $20,873,000, and
$17,327,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Impairment of Long-Lived Assets - Rental property held and used by an entity is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Company believes that no material impairment existed at December 31, 1999.

     Derivatives - The Company selectively enters into interest rate protection agreements to mitigate changes in interest rates on its variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The cost of these agreements are included in deferred financing costs and are amortized on a straight-line basis over the life of the agreements. As of December 31, 1999, the Company had no such agreements.

     Revenue Recognition - Base rentals are recognized on a straight line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume ("percentage rentals") and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized when the applicable space is released, or, otherwise are amortized over the remaining lease term. Business interruption insurance proceeds received are recognized as other income over the estimated period of interruption.

     Income Taxes - The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for Federal income taxes. The Company paid preferred dividends per share of $21.76, $21.17, and $19.55 in 1999, 1998, and 1997, respectively, all of which are treated as ordinary income. The table below summarizes the common dividends paid per share and the amount representing estimated return of capital.

       Common dividends per share:              1999         1998        1997
       ------------------------------------ ---------- ------------ -----------
       Ordinary income                        $1.328      $ 1.340     $ 1.779
       Return of capital                       1.039        1.010        .391
       Long-term capital gain                   .048          ---         ---
       ------------------------------------ ---------- ------------ -----------
                                              $2.415      $ 2.350     $ 2.170
       ------------------------------------ ---------- ------------ -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of Credit Risk - The Company's management performs ongoing credit evaluations of its tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 1999, 1998 or 1997.

     Supplemental Cash Flow Information - The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 1999, 1998 and 1997 amounted to $6,287,000, $9,224,000, and $12,913,000, respectively. Interest paid, net of interest
capitalized,  in  1999,  1998  and  1997  was  $23,179,000,   $20,690,000,   and
$12,337,000, respectively. Other assets at December 31, 1999 include a property loss receivable of $4.2 million from the Company's property insurance carrier.

3.   Deferred Charges

Deferred charges as of December 31, 1999 and 1998 consist of the following (in thousands):

                                          1999          1998
       ---------------------------- ----------- -------------
       Deferred lease costs            $11,110       $ 9,551
       Deferred financing costs          5,866         5,691
       ---------------------------- ----------- -------------
                                        16,976        15,242
       Accumulated amortization          8,800         7,024
       ---------------------------- ----------- -------------
                                       $ 8,176       $ 8,218
       ---------------------------- ----------- -------------

Amortization of deferred lease costs for the years ended December 31, 1999, 1998 and 1997 was $1,459,000, $1,019,000, and $873,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 1999, 1998 and 1997 was $1,005,000, $1,076,000, and $1,094,000 respectively. During
1999 and 1998, the Company expensed the remaining unamortized financing costs totaling $345,000 and $460,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as extraordinary items in the accompanying consolidated statements of operations.

4.   Other Assets

Included in other assets are notes receivable totaling $2.8 million from Stanley
K. Tanger, the Company's Chairman of the Board and Chief Executive Officer. Mr. Tanger and the Company have entered into demand note agreements whereby he may borrow up to $3.5 million through various advances from the Company for an investment in a separate e-commerce business venture. The notes bear interest at a rate of 8% per annum and are collateralized by Mr. Tanger's limited partnership interest in Tanger Investments Limited Partnership. Mr. Tanger intends to fully repay the loan.

Also included in other assets is a receivable of $4.2 million from the Company's property insurance carrier. This amount, which was collected in January 2000, represents the unpaid portion of an insurance settlement of $13.4 million related to the loss of the Company's outlet center in Stroud, Oklahoma. The center was destroyed by a tornado in May 1999. Approximately $1.9 million of the settlement proceeds represented business interruption insurance. The business interruption proceeds are being amortized to other income over a period of fourteen months. The unrecognized portion of the business interruption proceeds at December 31, 1999 totaled $985,200. The remaining portion of the settlement, net of related expenses, was considered replacement proceeds for the portion of the center that was totally destroyed. As a result, the Company recognized a gain on disposal of $4.1 million during 1999. The remaining carrying value for this property consists of land and related site work totaling $1.7 million.

5.   Asset Write-Down

During 1998, the Company discontinued the development of its Concord, North Carolina, Romulus, Michigan and certain other projects as the economics of these transactions did not meet an adequate return on investment for the Company. As a result, the Company recorded a $2.7 million charge in the fourth quarter of 1998 to write-off the carrying amount of these projects, net of proceeds received from the sale of the Company's interest in the Concord project to an unrelated third party.
                                    F - 8

6.   Long-term Debt

Long-term debt at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                                        1999            1998
     ------------------------------------------------------------------------ --------------- ---------------
     8.75% Senior, unsecured notes, maturing March 2001                             $ 75,000        $ 75,000
     7.875% Senior, unsecured notes, maturing October 2004                            75,000          75,000
     Mortgage notes with fixed interest at:
        8.625%, maturing September 2000                                                9,460           9,805
        8.92%, maturing January 2002                                                     ---          47,405
        9.77%, maturing April 2005                                                    15,351          15,580
        7.875%, maturing April 2009                                                   65,841             ---
     Revolving lines of credit with variable  interest rates ranging from either
        prime less .25% to prime or from LIBOR plus 1.55% to LIBOR plus 1.60%          88,995          79,695
     ------------------------------------------------------------------------ --------------- ---------------
                                                                                   $ 329,647       $ 302,485
     ------------------------------------------------------------------------ --------------- ---------------

The Company maintains revolving lines of credit which provide for borrowing up to $100 million. The agreements expire at various times through the year 2002. Interest is payable based on alternative interest rate bases at the Company's option. Amounts available under these facilities at December 31, 1999 totaled $11.0 million. Certain of the Company's properties, which had a net book value of approximately $88.9 million at December 31, 1999, serve as collateral for the fixed rate mortgages.

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

Maturities of the existing long-term debt are as follows (in thousands):

  Year                                  Amount               %
  ---------------------------------- ------------- ------------
  2000                                   $ 10,654            3
  2001                                    117,291           36
  2002                                     49,381           15
  2003                                      1,497          ---
  2004                                     76,618           23
  Thereafter                               74,206           23
  ---------------------------------- ------------- ------------
                                        $ 329,647          100
  ---------------------------------- ------------- ------------

In January 2000, the Company entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit. Also in January 2000, the Company entered into interest rate swap agreements on notional amounts totaling $20.0 million at a cost of $162,000. The agreements mature in January 2002. The swap agreements have the effect of fixing the interest rate on the new $20.0 million loan at 8.75%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Derivatives and Fair Value of Financial Instruments

In October 1998, the Company entered into an interest rate swap agreement effective through October 2001 with a notional amount of $20 million that fixed the 30 day LIBOR index at 5.47%. The Company terminated this agreement in June 1999. The Company had a similar agreement with a notional amount of $10 million at a fixed 30 day LIBOR index of 5.99% that expired during 1998. The impact of these agreements had an insignificant effect on interest expense during 1999, 1998 and 1997.

In anticipation of offering the senior, unsecured notes due 2004, the Company entered into an interest rate protection agreement on October 3, 1997 which fixed the index on the 10 year US Treasury rate at 5.995% for 30 days on a notional amount of $70 million. The transaction settled on October 21, 1997, the trade date of the $75 million offering, and, as a result of an increase in the US Treasury rate, the Company received proceeds of $714,000. Such amount is being amortized as a reduction to interest expense over the life of the notes. The overall effective interest rate on the notes, after giving consideration to these proceeds, is 7.75%.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 1999, which is estimated as the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $324.4 million.

8.   Shareholders' Equity

During 1997, the Company completed an additional public offering of 1,080,000 common shares at a price of $29.0625 per share, receiving net proceeds of approximately $29.2 million. The net proceeds, which were contributed to the Operating Partnership in exchange for 1,080,000 Units, were used to acquire, expand and develop factory outlet centers and for general corporate purposes.

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

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. At December 31, 1999, 768,269 common shares were reserved for the conversion of Depositary Shares. The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

The Company's Board of Directors has authorized the repurchase of up to $6 million of the Company's common shares. The timing and amount of purchases will be at the discretion of management. During 1999 and 1998, the Company purchased and retired 48,300 and 10,000 common shares at a price of $958,000 and $216,000, respectively. The amount authorized for future repurchases remaining at December 31, 1999 totaled $4.8 million.

9.   Shareholders' Rights Plan

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Earnings Per Share

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, for the years ended December 31, 1999, 1998 and 1997 is set forth as follows (in thousands, except per share amounts):

                                                                        1999        1998        1997
-----------------------------------------------------------------------------------------------------
Numerator:
Income before extraordinary item                                    $ 15,837    $ 12,159    $ 12,827
Less applicable preferred share dividends                             (1,917)     (1,911)     (1,808)
-----------------------------------------------------------------------------------------------------
Income available to common shareholders -
numerator for basic and diluted earnings per share                    13,920      10,248      11,019
-----------------------------------------------------------------------------------------------------
Denominator:
Basic weighted average common shares                                   7,861       7,886       7,028
Effect of outstanding share and unit options                              11         123         112
-----------------------------------------------------------------------------------------------------
Diluted weighted average common shares                                 7,872       8,009       7,140
-----------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                    $ 1.77      $ 1.30      $ 1.57
-----------------------------------------------------------------------------------------------------
Diluted earnings per share before extaordinary item                   $ 1.77      $ 1.28      $ 1.54
-----------------------------------------------------------------------------------------------------

Options to purchase common shares excluded from the computation of diluted earnings per share during 1999, 1998 and 1997 because the exercise price was greater than the average market price of the common shares totaled 683,218, 268,569, and 9,000 shares. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the Units held by TFLP as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a common share.

11.  Employee Benefit Plans

The Company has a non-qualified and incentive share option plan ("The Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan ("The Unit Option Plan"). Units received upon exercise of Unit options are exchangeable for common shares. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                          1999              1998            1997
------------------ ---------------- ------------ ----------------- ----------------
Net income:        As reported         $ 15,588         $  11,827      $  12,827
                   Pro forma             15,387         $  11,651      $  12,696

Basic EPS:         As reported         $   1.74         $   1.26       $    1.57
                   Pro forma           $   1.71         $   1.24       $    1.55

Diluted EPS:       As reported         $   1.74         $   1.24       $    1.54
                   Pro forma           $   1.71         $   1.22       $    1.53


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: expected dividend yields of 10%; expected lives ranging from 5 years to 7 years; expected volatility 20%; and risk-free interest rates ranging from 4.72% to 5.50%.

The Company may issue up to 1,750,000 shares under The Share Option Plan and The Unit Option Plan. The Company has granted 1,343,070 options, net of options forfeited, through December 31, 1999. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and are exercisable in five equal installments commencing one year from the date of grant.

Options outstanding at December 31, 1999 have exercise prices between $22.125 and $31.25, with a weighted average exercise price of $24.63 and a weighted average remaining contractual life of 6.2 years.

Unamortized share compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was fully amortized in 1998. Compensation expense recognized during 1998 and 1997 was $195,000, and $338,000, respectively.

A summary of the status of the Company's two plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                 1999                        1998                      1997
                                           ----------------------- --------------------------- -----------------------
                                                        Wtd Avg                    Wtd Avg                  Wtd Avg
                                           Shares       Ex Price      Shares       Ex Price       Shares    Ex Price
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------
Outstanding at beginning of year         1,069,060          25.27       874,230        $23.76     915,950      $23.77
Granted                                    241,800          22.13       277,600         30.15         ---         ---
Exercised                                    (500)          23.80      (31,880)         23.91    (29,700)       23.68
Forfeited                                 (29,470)          26.94      (50,890)         26.94    (12,020)       24.41
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------
Outstanding at end of year               1,280,890          24.63     1,069,060        $25.27     874,230      $23.76
-------------------------------------- ------------ -------------- ------------- ------------- ----------- -----------
Exercisable at end of year                 742,030          24.08       608,520        $23.51     470,750      $23.46
Weighted average fair value of
   options granted                           $1.05                        $1.59                       ---

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all officers and employees of the Company. The 401(k) Plan permits employees of the Company, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fully vested and are matched by the Company at a rate of compensation deferred to be determined annually at the Company's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment. The employer matching contribution expense for the years 1999, 1998 and 1997 was immaterial.

12.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                            1999        1998         1997
       ------------------------------ ----------- ----------- ------------
       Advertising and promotion         $ 8,579     $ 9,069      $ 8,452
       Common area maintenance            12,296      11,929       11,113
       Real estate taxes                   7,396       6,202        5,004
       Other operating expenses            2,314       1,906        1,700
       ------------------------------ ----------- ----------- ------------
                                        $ 30,585    $ 29,106     $ 26,269
       ------------------------------ ----------- ----------- ------------

13.  Lease Agreements

The Company is the lessor of a total of 1,310 stores in 31 factory outlet centers, under operating leases with initial terms that expire from 2000 to 2017. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

                2000                            $ 63,730
                2001                              56,549
                2002                              46,886
                2003                              32,125
                2004                              20,449
                Thereafter                        44,106
                -------------------- --------------------
                                               $ 263,845
                -------------------- --------------------

14.  Commitments and Contingencies

At December 31, 1999, commitments for construction of new developments and additions to existing properties amounted to $3.0 million. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $566,000 and $517,000 at December 31, 1999 and 1998, respectively.

The Company's noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $1,481,000, 1,090,000, and $778,000, for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

     2000                             $1,821
     2001                              1,759
     2002                              1,705
     2003                              1,550
     2004                              1,507
     Thereafter                       55,164
     ------------------ ---------------------
                                     $63,506
     ------------------ ---------------------

The Company is also subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will have no material effect on the Company's results of operations or financial condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Information

The following table sets forth summary quarterly financial information for the years ended December 31, 1999 and 1998 (unaudited and in thousands, except per share data).

       1999 by Quarter                                   First      Second       Third      Fourth
       -------------------------------------------- ----------- ----------- ----------- -----------
       Total revenues                                  $24,163     $25,139     $26,905     $27,809
       Income before minority interest and
           extraordinary item                            3,452       3,757       6,188       7,814
       Income before extraordinary item                  2,626       2,844       4,597       5,770
       Net income                                        2,377       2,844       4,597       5,770
       Basic earnings per common share:
           Income before extraordinary item (1)            .27         .30         .52         .67
           Net income (1)                                  .24         .30         .52         .67
       Diluted earnings per common share:
           Income before extraordinary item (1)            .27         .30         .52         .67
           Net income (1)                                  .24         .30         .52         .67
       -------------------------------------------- ----------- ----------- ----------- -----------

       1998 by Quarter                                First       Second      Third       Fourth
       -------------------------------------------- ----------- ----------- ----------- -----------
       Total revenues                                  $22,806     $24,350     $25,067     $25,543
       Income before minority interest and
           extraordinary item                            5,523       4,335       3,891       2,354
       Income before extraordinary item                  4,115       3,265       2,945       1,834
       Net income                                        3,783       3,265       2,945       1,834
       Basic earnings per common share:
           Income before extraordinary item (1)            .46         .35         .31         .17
           Net income (1)                                  .42         .35         .31         .17
       Diluted earnings per common share:
           Income before extraordinary item (1)            .45         .34         .31         .17
           Net income (1)                                  .41         .34         .31         .17
       -------------------------------------------- ----------- ----------- ----------- -----------

(1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

16.  Acquisitions

During 1998, the Company completed the acquisitions of two factory outlet centers containing approximately 359,000 square feet of gross leasable area for purchase prices that aggregated $44.7 million. The acquisitions were accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired properties have been included in the consolidated results of operations since the applicable acquisition date.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred at the beginning of each period presented, nor does it purport to represent the results of operations for future periods. The following unaudited summarized pro forma results of operations reflect adjustments to present the historical information as if the all of the acquisitions had occurred as of the January 1, 1998 (unaudited and in thousands, except per share data).

                                                           1998
        ------------------------------------------- ------------
        Total revenues                                 $100,840
        Income before extraordinary item                 12,349
        Net income                                       12,017
        Basic net income per common share:
           Income before extraordinary item                1.32
           Net income                                      1.28
        Diluted net income per common share:
           Income before extraordinary item                1.30
           Net income                                      1.26
        ------------------------------------------- ------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of Tanger Factory Outlet Centers, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                         PricewaterhouseCoopers LLP

Greensboro, North Carolina
January 26, 2000

               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In thousands)

------------------------------------- -------------- ------------------------ ----------------------- ----------------------------
                                                                                Costs Capitalized            Gross Amount
                                                                                  Subsequent to               Carried at
                                                                                   Acquisition              Close of Period
            Description                              Initial cost to Company      (Improvements)              12/31/99 (1)
------------------------------------- -------------- ------------------------ ----------------------- -----------------------------
                                                                Buildings,              Buildings,             Buildings,
 Outlet Center                                                 Improvements            Improvements           Improvements
      Name             Location       Encumbrances     Land     & Fixtures     Land     & Fixtures    Land     & Fixtures   Total
----------------- ------------------- -------------- --------- -------------- -------- ----------- ---------- ---------- ----------
Barstow           Barstow, CA                 $  --    $3,941       $ 12,533    $ ---      $1,110    $3,941    $13,643    $17,584
----------------- ------------------- -------------- --------- -------------- -------- ----------- ---------- ---------- ----------
Blowing Rock      Blowing Rock, NC              ---     1,963          9,424      ---       2,032     1,963     11,456     13,419
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Boaz              Boaz, AL                      ---       616          2,195      ---       1,673       616      3,868      4,484
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Bourne            Bourne, MA                    ---       899          1,361      ---         255       899      1,616      2,515
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Branch            North Branch, MN              ---       304          5,644      249       2,514       553      8,158      8,711
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Branson           Branson, MO                   ---     4,557         25,040      ---       6,146     4,557     31,186     35,743
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Casa Grande       Casa Grande, AZ               ---       753          9,091      ---       1,233       753     10,324     11,077
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Clover            North Conway, NH              ---       393            672      ---         246       393        918      1,311
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Commerce I        Commerce, GA                9,460       755          3,511      492       8,318     1,247     11,829     13,076
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Commerce II       Commerce, GA                  ---     1,262         14,046      541      16,986     1,803     31,032     32,835
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Dalton            Dalton, GA                 11,658     1,641         15,596      ---          54     1,641     15,650     17,291
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Ft. Lauderdale    Ft. Lauderdale, FL                    9,412          6,986      ---         ---     9,412      6,986     16,398
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Gonzales          Gonzales, LA                  ---       947         15,895       17       3,908       964     19,803     20,767
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Kittery-I         Kittery, ME                 6,634     1,242          2,961      229       1,288     1,471      4,249      5,720
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Kittery-II        Kittery, ME                   ---       921          1,835      529         236     1,450      2,071      3,521
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Lancaster         Lancaster, PA              15,351     3,691         19,907      ---       6,341     3,691     26,248     29,939
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Lawrence          Lawrence, KS                  ---     1,013          5,542      429         865     1,442      6,407      7,849
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
LL Bean           North Conway, NH              ---     1,894          3,351      ---       1,026     1,894      4,377      6,271
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Locust Grove      Locust Grove, GA              ---     2,558         11,801      ---       7,304     2,558     19,105     21,663
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Martinsburg       Martinsburg, WV               ---       800          2,812      ---       1,256       800      4,068      4,868
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
McMinnville       McMinnville, OR               ---     1,071          8,162        6         748     1,077      8,910      9,987
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Nags Head         Nags Head, NC                 ---     1,853          6,679      ---       1,016     1,853      7,695      9,548
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Pigeon Forge      Pigeon Forge, TN              ---       299          2,508      ---       1,639       299      4,147      4,446
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Riverhead         Riverhead, NY                 ---       ---         36,374    6,152      66,736     6,152    103,110    109,262
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
San Marcos        San Marcos, TX             19,802     1,895          9,440       17      11,006     1,912     20,446     22,358
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Sanibel           Sanibel, FL                   ---     4,916         23,196      ---       2,121     4,916     25,317     30,233
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Sevierville       Sevierville, TN               ---       ---         18,495      ---      22,242       ---     40,737     40,737
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Seymour           Seymour, IN                   ---     1,671         13,249      ---         693     1,671     13,942     15,613
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Stroud            Stroud, OK                    ---       446          2,242      ---         ---       446      2,242      2,688
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Terrell           Terrell, TX                   ---       778         13,432      ---       4,387       778     17,819     18,597
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
West Branch       West Branch, MI             7,401       350          3,428      121       4,382       471      7,810      8,281
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
Williamsburg      Williamsburg, IA           20,346       706          6,781      716      11,221     1,422     18,002     19,424
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------
                                            $90,652  $ 53,547       $314,189   $9,498    $188,982   $63,045   $503,171   $566,216
----------------- ------------------- -------------- --------- -------------- -------- ----------- --------- ---------- -----------

               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARY
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In thousands)

Description
----------------- ------------- ------------- --------------
                                               Life Used to
                                                Compute
                                              Depreciation
 Outlet Center    Accumulated     Date of       in Income
      Name        Depreciation  Construction    Statement
----------------- ------------- ------------- --------------
Barstow                 $3,647      1995           (2)
----------------- ------------- ------------- --------------
Blowing Rock               786      1997 (3)       (2)
----------------- ------------- ------------- --------------
Boaz                     1,600      1988           (2)
----------------- ------------- ------------- --------------
Bourne                     757      1989           (2)
----------------- ------------- ------------- --------------
Branch                   2,966      1992           (2)
----------------- ------------- ------------- --------------
Branson                  7,739      1994           (2)
----------------- ------------- ------------- --------------
Casa Grande              4,133      1992           (2)
----------------- ------------- ------------- --------------
Clover                     419      1987           (2)
----------------- ------------- ------------- --------------
Commerce I               3,923      1989           (2)
----------------- ------------- ------------- --------------
Commerce II              4,454      1995           (2)
----------------- ------------- ------------- --------------
Dalton                     930      1998 (3)       (2)
----------------- ------------- ------------- --------------
Ft. Lauderdale              44      1999 (3)       (2)
----------------- ------------- ------------- --------------
Gonzales                 6,578      1992           (2)
----------------- ------------- ------------- --------------
Kittery-I                2,175      1986           (2)
----------------- ------------- ------------- --------------
Kittery-II                 923      1989           (2)
----------------- ------------- ------------- --------------
Lancaster                5,913      1994 (3)       (2)
----------------- ------------- ------------- --------------
Lawrence                 1,839      1993           (2)
----------------- ------------- ------------- --------------
LL Bean                  1,786      1988           (2)
----------------- ------------- ------------- --------------
Locust Grove             4,547      1994           (2)
----------------- ------------- ------------- --------------
Martinsburg              1,876      1987           (2)
----------------- ------------- ------------- --------------
McMinnville              3,021      1993           (2)
----------------- ------------- ------------- --------------
Nags Head                  685      1997 (3)       (2)
----------------- ------------- ------------- --------------
Pigeon Forge             1,754      1988           (2)
----------------- ------------- ------------- --------------
Riverhead               14,376      1993           (2)
----------------- ------------- ------------- --------------
San Marcos               4,984      1993           (2)
----------------- ------------- ------------- --------------
Sanibel                  1,112      1998 (3)       (2)
----------------- ------------- ------------- --------------
Sevierville              2,878      1997 (3)       (2)
----------------- ------------- ------------- --------------
Seymour                  3,920      1994           (2)
----------------- ------------- ------------- --------------
Stroud                     948      1992           (2)
----------------- ------------- ------------- --------------
Terrell                  4,738      1994           (2)
----------------- ------------- ------------- --------------
West Branch              2,672      1991           (2)
----------------- ------------- ------------- --------------
Williamsburg             6,568      1991           (2)
----------------- ------------- ------------- --------------
                      $104,511
----------------- ------------- ------------- --------------

(1) Aggregate cost for federal income tax purposes is approximately $559,611,000
(2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
(3)Represents year acquired

               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARY
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 1999
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 1999 are as follows:

                                                       1999             1998             1997
                                              -------------- ---------------- ----------------
        Balance, beginning of year                 $529,247        $ 454,708        $ 358,361
        Acquisition of real estate                   15,500           44,650           37,500
        Improvements                                 31,343           31,599           59,519
        Dispositions and other                      (9,874)          (1,710)            (672)
                                              -------------- ---------------- ----------------
        Balance, end of year                       $566,216        $ 529,247        $ 454,708
                                              ============== ================ ================


The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                       1999             1998             1997
                                              -------------- ---------------- ----------------
        Balance, beginning of year                  $84,685         $ 64,177         $ 46,907
        Depreciation for the period                  23,095           20,873           17,327
        Dispositions and other                      (3,269)            (365)             (57)
                                              -------------- ---------------- ----------------
        Balance, end of year                       $104,511         $ 84,685         $ 64,177
                                              ============== ================ ================

                                     F -17