Form 10-Q
period 2000-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2000-11-13
CIK 899715

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    7,918,911 Common Shares, $.01 par value,
                       outstanding as of November 1, 2000

                     TANGER FACTORY OUTLET CENTERS, INC.

                                    Index

                        Part I. Financial Information

                                                                     Page Number

Item 1. Financial Statements (Unaudited)

 Consolidated Statements of Operations
    For the three and nine months ended September 30, 2000 and 1999        3

Consolidated Balance Sheets
    As of September 30, 2000 and December 31, 1999                         4

Consolidated Statements of Cash Flows
    For the nine months ended September 30, 2000 and 1999                  5

Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    8



                          Part II. Other Information

 Item 1.  Legal proceedings                                               17

 Item 6.  Exhibits and Reports on Form 8-K                                17

 Signatures                                                               17


                                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)

                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                            2000        1999             2000        1999
--------------------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)                  (unaudited)
REVENUES
  Base rentals                                                          $ 17,492    $ 17,151         $ 52,912    $ 51,314
  Percentage rentals                                                         898         888            1,902       1,774
  Expense reimbursements                                                   7,791       7,107           22,138      20,316
  Other income                                                             1,165       1,759            3,501       2,803
--------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                     27,346      26,905           80,453      76,207
--------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                       8,751       7,993           24,458      22,221
  General and administrative                                               1,862       1,880            5,489       5,409
  Interest                                                                 6,852       5,957           20,451      17,968
  Depreciation and amortization                                            6,537       6,200           19,512      18,525
--------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                     24,002      22,030           69,910      64,123
--------------------------------------------------------------------------------------------------------------------------
Income before gain or loss on sale of real estate,
   minority interest and extraordinary item                                3,344       4,875           10,543      12,084
Gain (loss) on sale of real estate                                           ---       1,313           (5,935)      1,313
--------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                     3,344       6,188            4,608      13,397
Minority interest                                                           (803)     (1,591)            (895)     (3,330)
--------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                           2,541       4,597            3,713      10,067
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $96                                           ---         ---              ---        (249)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                 2,541       4,597            3,713       9,818
Less applicable preferred share dividends                                   (449)       (481)          (1,382)     (1,441)
--------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                              $ 2,092     $ 4,116          $ 2,331     $ 8,377
==========================================================================================================================

Basic earnings per common share:
  Income before extraordinary item                                       $   .26     $   .52          $   .30     $  1.10
  Extraordinary item                                                         ---         ---              ---        (.03)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                             $   .26     $   .52          $   .30     $  1.07
==========================================================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                       $   .26     $   .52          $   .29     $  1.09
  Extraordinary item                                                         ---         ---              ---        (.03)
--------------------------------------------------------------------------------------------------------------------------
  Net income                                                             $   .26     $   .52          $   .29     $  1.06
==========================================================================================================================

Dividends paid per common share                                          $   .61     $   .61          $  1.82     $  1.81
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)

                                                                                         September 30,             December 31,
                                                                                               2000                    1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
ASSETS
  Rental Property
     Land                                                                                   $ 60,303                  $ 63,045
     Buildings, improvements and fixtures                                                    498,830                   484,277
     Developments under construction                                                          21,778                    18,894
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             580,911                   566,216
     Accumulated depreciation                                                               (117,367)                 (104,511)
-------------------------------------------------------------------------------------------------------------------------------
     Rental property, net                                                                    463,544                   461,705
  Cash and cash equivalents                                                                      202                       503
  Deferred charges, net                                                                        8,872                     8,176
  Other assets                                                                                15,578                    19,685
-------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                     $ 488,196                 $ 490,069
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites
  Long-term debt
     Senior, unsecured notes                                                               $ 150,000                 $ 150,000
     Mortgages payable                                                                       135,759                    90,652
     Unsecured term note                                                                      20,000                       ---
     Unsecured lines of credit                                                                31,289                    88,995
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             337,048                   329,647
  Construction trade payables                                                                 13,110                     6,287
  Accounts payable and accrued expenses                                                       13,630                    13,081
-------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  363,788                   349,015
-------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                             28,879                    33,290
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    80,600 and 85,270 shares issued and outstanding
    at September 30, 2000 and December 31, 1999                                                    1                         1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    7,918,911 and 7,876,835 shares issued and outstanding
    at September 30, 2000 and December 31, 1999                                                   79                        79
  Paid in capital                                                                            136,357                   136,571
  Distributions in excess of net income                                                      (40,908)                  (28,887)
-------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                          95,529                   107,764
-------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                       $ 488,196                 $ 490,069
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                              2000              1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                               $ 3,713           $ 9,818
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           19,512            18,525
    Amortization of deferred financing costs                                                   928               758
    Minority interest                                                                          895             3,234
    Loss on early extinguishment of debt                                                       ---               345
    Gain (loss) on disposal or sale of real estate                                           5,935            (1,313)
    Gain on sale of outparcels of land                                                        (908)             (687)
    Straight-line base rent adjustment                                                         170              (211)
  Increase (decrease) due to changes in:
    Other assets                                                                              (554)             (102)
    Accounts payable and accrued expenses                                                      549             3,440
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activites                                          30,240            33,807
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                           (25,896)          (26,613)
  Additions to deferred lease costs                                                         (1,894)           (1,709)
  Net proceeds from sale of real estate                                                      8,598             1,987
  Insurance proceeds from casualty losses                                                    4,046             7,853
  Advances to officer, net of repayments                                                      (358)           (2,436)
---------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                            (15,504)          (20,918)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repurchase of common shares                                                                  ---              (958)
  Cash dividends paid                                                                      (15,734)          (15,674)
  Distributions to minority interest                                                        (5,520)           (5,490)
  Proceeds from mortgages payable                                                           46,160            66,500
  Repayments on mortgages payable                                                           (1,053)          (48,192)
  Proceeds from revolving lines of credit                                                   93,924            74,448
  Repayments on revolving lines of credit                                                 (131,630)          (88,650)
  Additions to deferred financing costs                                                     (1,184)           (1,015)
  Proceeds from exercise of unit options                                                       ---                12
---------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                            (15,037)          (19,019)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                     (301)           (6,130)
Cash and cash equivalents, beginning of period                                                 503             6,330
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $ 202             $ 200
=====================================================================================================================

Supplemental schedule of non-cash investing activities:
The Company purchases capital equipment and incurs costs relating to contruction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of
September 30, 2000 and 1999 amounted to $13,110 and $6,692, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

2.       Development and Disposition of Rental Properties

During the first nine months of 2000, the Company added 70,100 square feet to the portfolio in Commerce, GA, Sevierville, TN and San Marcos, TX. In addition, the Company has approximately 244,300 square feet of expansion space under construction in four centers located in Riverhead, NY, Lancaster, PA, Sevierville, TN and San Marcos, TX.

In June 2000, the Company sold its centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sale totaled $7.1 million. As a result of the sale, the Company recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. During the third quarter, the Company also sold two land outparcels at its San Marcos center for net proceeds of $752,000 and has included in other income a gain on sale of $482,000. During the first nine months of 2000, the Company in total has sold four land outparcels for net proceeds of $1.5 million and has included in other income a gain on sale of $908,000.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.7 million at September 30, 2000. Commitments for construction represent only those costs contractually required to be paid by the Company.

Interest costs capitalized during the three months ended September 30, 2000 and 1999 amounted to $328,000 and $293,000, respectively, and for the nine months ended September 30, 2000 and 1999 amounted to $687,000 and $903,000, respectively.

3.       Other Assets

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million is due from Mr. Tanger and $845,000 is due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balances of these notes at September 30, 2000 were $2.4 million and $810,000, respectively.

4.       Long-Term Debt

On September 8, 2000, the Company refinanced its five year $9.2 million secured loan with New York Life Insurance Company at a fixed interest rate of 9.125%.

On August 29, 2000, the Company entered into a ten year secured term loan with Woodmen of the World Life Insurance Society for $16.7 million with interest payable at a fixed rate of 8.86%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

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

At September 30, 2000, the Company had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $68.7 million was available for additional borrowings.

5.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                            Three Months Ended                    Nine Months Ended
                                                                           September 30,                       September 30,
                                                                           2000           1999                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                      $ 2,541        $ 4,597               $ 3,713       $ 10,067
  Less applicable preferred share dividends                                (449)          (481)               (1,382)        (1,441)
------------------------------------------------------------------------------------------------------------------------------------
  Income available to common shareholders -
   numerator for basic and diluted earnings per share                   $ 2,092        $ 4,116               $ 2,331        $ 8,626
------------------------------------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average common shares                                    7,905          7,850                 7,886          7,861
  Effect of outstanding share and unit options                               52             70                    27             22
------------------------------------------------------------------------------------------------------------------------------------
  Diluted weighted average common shares                                  7,957          7,920                 7,913          7,883
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                        $ .26          $ .52                 $ .30         $ 1.10
====================================================================================================================================
Diluted earnings per share before extaordinary item                       $ .26          $ .52                 $ .29         $ 1.09
====================================================================================================================================

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 663,000 and 370,000 for the three months ended September 30, 2000 and 1999, respectively, and 1,276,000 and 684,000 for the nine months ended September 30, 2000 and 1999, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

6.   Subsequent Events

On November 9, 2000, the Company terminated its contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, Florida from Bass Pro Outdoor World, L.P. ("Bass Pro"). Conditions that were required to have been satisfied prior to consummation of the Company's purchase of the property, including the ability to obtain a building permit and the satisfaction by the seller of various title and other matters, had not been satisfied by the scheduled closing date of November 3, 2000. In accordance with, and as a result of the termination of the purchase contract, Bass Pro has thirty business days in which to exercise an option to reacquire the existing Outdoor World building owned by the Company at the site. The Company is in the process of determining the final cost associated with the termination of the contract, which will be written off in the fourth quarter, or should Bass Pro exercise its option to repurchase, at the time of close.

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

The discussion of our results of operations reported in the consolidated statements of operations compares the three and nine months ended September 30, 2000 with the three and nine months ended September 30, 1999. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

General Overview

At September 30, 2000, we owned 29 centers in 20 states totaling 5.0 million square feet of GLA compared to 30 centers in 22 states totaling 4.9 million square feet of GLA at September 30, 1999. Since September 30, 1999, we have acquired one center and expanded four existing centers, increasing GLA by a net of approximately 244,000 square feet. In addition, we sold two centers totaling 186,000 square feet in June 2000.

During the first nine months of 2000, we added 70,100 square feet to the portfolio in Commerce, GA, San Marcos, TX and Sevierville, TN. In addition, we have approximately 244,300 square feet of expansion space under construction in four centers located in Lancaster, PA, Riverhead, NY, San Marcos, TX and
Sevierville, TN. In June 2000, we sold our centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sale totaled $7.1 million. As a result of the two sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. During the first nine months of 2000, we also sold four land outparcels for net proceeds of $1.5 million and have included in other income a gain on sale of $908,000.

A summary of the operating results for the three and nine months ended September 30, 2000 and 1999 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                       Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                         2000        1999              2000        1999
------------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                       5,004       4,946             5,004       4,946
Weighted average GLA (000's) (1)                                        5,010       4,939             5,117       4,976
Outlet centers in operation                                                29          30                29          30
New centers acquired                                                      ---         ---               ---         ---
Centers sold                                                              ---           1                 2           1
Centers expanded                                                          ---           2               ---           4
States operated in at end of period                                        20          22                20          22
Occupancy percentage at end of period                                      95          95                95          95

Per square foot
Revenues
  Base rentals                                                         $ 3.49      $ 3.47           $ 10.34     $ 10.31
  Percentage rentals                                                      .18         .18               .37         .36
  Expense reimbursements                                                 1.56        1.44              4.33        4.08
  Other income                                                            .23         .36               .68         .56
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                      5.46        5.45             15.72       15.31
------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                     1.75        1.62              4.78        4.47
  General and administrative                                              .37         .38              1.07        1.09
  Interest                                                               1.37        1.21              4.00        3.61
  Depreciation and amortization                                          1.30        1.26              3.81        3.72
------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                      4.79        4.47             13.66       12.89
------------------------------------------------------------------------------------------------------------------------
Income before gain or loss on sale of real estate,
  minority interest and extraordinary item                              $ .67       $ .98            $ 2.06      $ 2.42
========================================================================================================================

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Base rentals increased $341,000, or 2%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions during the fourth quarter of 1999 and the first nine months of 2000, as mentioned in the General Overview above, offset by the loss of rent from the sales of the centers in Lawrence, Kansas and McMinnville, Oregon. Base rent per weighted average GLA increased by $.02 per square foot from $3.47 per square foot in the three months ended September 30, 1999 to $3.49 per square foot in the three months ended September 30, 2000. The increase is mainly attributable to the expansions.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $10,000, and on a weighted average GLA basis, remained flat in comparison to the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, remained constant at 89% in 2000 compared to the same period in 1999.

Other income decreased $594,000 due to the recognition of $318,000 in 1999 from the Stroud insurance reimbursement and higher gain on sale from outparcel sales in 1999 of $687,000 versus $482,000 in 2000. We received approximately $1.9 million in business interruption insurance proceeds when our outlet center in Stroud, Oklahoma was destroyed by a tornado in May 1999. The proceeds were amortized into income over a fourteen month period from May 1999 to June 2000.

Property operating expenses increased by $758,000, or 9%, in the 2000 period as compared to the 1999 period and, on a weighted average GLA basis, increased $.13 per square foot from $1.62 to $1.75. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses decreased slightly by $18,000, or 1%, in the 2000 period as compared to the 1999 period and, as a percentage of total revenues, were approximately 7% of total revenues in both the 2000 and 1999 periods.

Interest expense increased $895,000 during the 2000 period as compared to the 1999 period due to the incremental financing needed to fund the expansions described in the General Overview section above and higher interest rates on our variable rate and new fixed rate debt obtained during the quarter. Depreciation and amortization per weighted average GLA increased from $1.26 per square foot in the 1999 period to $1.30 per square foot in the 2000 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives than other construction costs.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Base rentals increased $1.6 million, or 3%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions and the acquisition completed since September 30, 1999, as mentioned in the General Overview above, offset by the loss of rent from the sales of the centers in Lawrence, KS and McMinnville, OR. Base rent per weighted average GLA increased by $.03 per square foot from $10.31 per square foot in the nine months ended September 30, 1999 to $10.34 per square foot in the nine months ended September 30, 2000. The increase is the result of the expansions and acquisition since September 30, 1999.

Percentage rentals increased $128,000, and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999. For the first nine months of 2000, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1999, increased by 1% when compared to the first nine months of 1999. Reported same-space sales for the rolling twelve months ended September 30, 2000, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 7% to $278, reflecting the continued success of the our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 91% in 1999 to 90% in 2000 primarily as a result of higher operating costs and other non-reimbursable expenses during the 2000 period compared to the 1999 period.

Other income increased $698,000 in 2000 compared to 1999 primarily due to the increased gains on sale of land outparcels totaling $221,000 in the 2000 period compared to the 1999 period. Also, business interruption insurance proceeds relating to the Stroud center totaling $1.0 million were recognized in 2000 compared to $524,000 in 1999.

Property operating expenses increased by $2.2 million, or 10%, in the 2000 period as compared to the 1999 period and, on a weighted average GLA basis, increased $.31 per square foot from $4.47 to $4.78. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $80,000, or 1%, in the 2000 period as compared to the 1999 period and, as a percentage of total revenues, general and administrative expenses were approximately 7% of total revenues in both the 2000 and 1999 periods.

Interest expense increased $2.5 million during the 2000 period as compared to the 1999 period due to the incremental financing needed to fund the expansions since September 1999 and the November 1999 acquisition in Fort Lauderdale, FL and higher interest rates on our variable rate debt. Depreciation and amortization per weighted average GLA increased 2% from $3.72 per square foot in the 1999 period to $3.81 per square foot in the 2000 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives than other construction costs.

The extraordinary loss recognized in the 1999 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished during the period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30.2 million and $33.8 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable and accrued expenses. Net cash used in investing activities was $15.5 million and $20.9 million during 2000 and 1999, respectively. Net cash used in investing was lower in 2000 primarily due to the increase in cash received from the sale of real estate, a decrease in insurance proceeds received from casualty losses and a decrease in advances to officers. Net cash used in financing activities decreased to $15.0 million during the first nine months of 2000 from $19.0 million in 1999 due to the reduction of amounts outstanding under the lines of credit from the proceeds from insurance and property sales.

During the first nine months of 2000, we added 70,100 square feet to our portfolio in Commerce, GA, San Marcos, TX and Sevierville, TN. In addition, we have approximately 244,300 square feet of expansion space under construction in four centers located in Lancaster, PA, Riverhead, NY, San Marcos, TX and Sevierville, TN. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $5.7 million at September 30, 2000. Commitments for construction represent only those costs contractually required to be paid by us.

We have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, MA. Based on tenant demand, we plan to develop a new 250,000 square foot outlet center. The entire site will contain more than 750,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and they anticipate final approvals by next year. Due to the extensive amount of site work and road construction, stores are not expected to be open until mid 2003.

On November 9, 2000, the Company terminated its contract to purchase twelve acres of land in Dania Beach/Ft. Lauderdale, Florida from Bass Pro Outdoor World, L.P. ("Bass Pro"). Conditions that were required to have been satisfied prior to consummation of the Company's purchase of the property, including the ability to obtain a building permit and the satisfaction by the seller of various title and other matters, had not been satisfied by the scheduled closing date of November 3, 2000. In accordance with, and as a result of the termination of the purchase contract, Bass Pro has thirty business days in which to exercise an option to reacquire the existing Outdoor World building owned by the Company at the site. The Company is in the process of determining the final cost associated with the termination of the contract, which will be written off in the fourth quarter, or should Bass Pro exercise its option to repurchase, at the time of close.


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

During the first nine months of the year, to complete our development pipeline and to put us in a position to handle the debt maturities that will be occurring over the next twelve months, we have taken the following steps:

                                                                                                        Interest
Lender                                      Loan                       Amount           Status             Rate

Fleet National Bank/Bank of America      2 yr unsecured            $20.0 million     Closed 01/00        8.75% fixed
Wells Fargo Bank                         5 yr secured              $29.5 million     Closed 07/00        Libor+1.75%
Woodmen of the World Life Ins. Society  10 yr secured              $16.7 million     Closed 08/00        8.86% fixed
New York Life Insurance Company          5 yr secured (renewal)    $ 9.2 million     Closed 09/00        9.125% fixed

We have extended the maturities for our four lines of credit with Bank of America, Bank One, Fleet National Bank and SouthTrust Bank until at least June 30, 2002. This additional long-term financing, the proceeds from the property sales, and internally generated cash flow will be used to fund profitable expansions to many of our successful, high volume centers over the next twelve months.

The financing transactions and the approximate 150 basis point increase in LIBOR rates over the last twelve months have effectively increased the average interest rate (including amortization of loan costs) on our outstanding debt from 8.2% in 1999 to an estimated 8.7% in 2000. Because of the long-term nature of the leases with tenants, we cannot immediately pass through the higher interest expense caused by this increase in market rates, which has begun to have an impact on earnings. At September 30, 2000, our total outstanding debt was $337.0 million, approximately 60% of the outstanding long-term debt represented unsecured borrowings and approximately 70% of our real estate portfolio was unencumbered.

We maintain revolving lines of credit with Bank of America, Bank One, Fleet National Bank and SouthTrust Bank that provide for unsecured borrowings up to $100 million, of which $68.7 million was available for additional borrowings at September 30, 2000. As a general matter, we plan to utilize our lines of credit as an interim source of funds to acquire, develop and expand factory outlet centers and to repay the credit lines with longer-term debt or equity when we determine that market conditions are favorable. Under joint shelf registration, the Company and the Operating Partnership could issue up to $100 million in additional equity securities and $100 million in additional debt securities. With the decline in the real estate debt and equity markets, we may not, in the short term, be able to access these markets on favorable terms. We believe the decline is temporary and we may utilize these funds as the markets improve to continue our external growth. In the interim, we may consider other strategies to generate additional capital to reinvest in attractive opportunities. These strategies may include the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria, selling land outparcels at existing properties as well as other related strategies. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of our debt agreements limit the payment of dividends such that dividends will not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million is due from Mr. Tanger and $845,000 is due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balances of these notes at September 30, 2000 were $2.4 million and $810,000, respectively.

On October 12, 2000, our Board of Directors declared a $.6075 cash dividend per common share payable on November 15, 2000 to each shareholder of record on October 31, 2000, and caused a $.6075 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5474 per preferred depositary share payable on November 15, 2000 to each shareholder of record on October 31, 2000.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2000, we had interest rate swap agreements effective through January 2002 with a notional amount of $20 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 6.5%. These swaps effectively change our payment of interest on $20 million of variable rate debt for the contract period to a fixed rate of 8.75%.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 30, 2000, we would have received $12,000 to terminate the agreements. A 1% decrease in the 30-day LIBOR index would decrease this amount received by approximately $238,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2000 was $332.0 million and the recorded value was $337.0 million. A 1% increase from prevailing interest rates at September 30, 2000 would result in a decrease in fair value of total long-term debt by approximately $5.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of the FASB Statement No. 133" that revises SFAS No. 133 to become effective in the first quarter of 2001. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on our results of operations or our financial position.

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

Below is a calculation of FFO for the three and nine months ended September 30, 2000 and 1999 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                           2000         1999              2000         1999
----------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income                                                            $ 2,541      $ 4,597           $ 3,713      $ 9,818
  Adjusted for:
    Extraordinary item - loss on early extinguishment of debt               ---          ---               ---          249
    Minority interest                                                       803        1,591               895        3,330
    Depreciation and amortization uniquely significant to real es         6,470        6,149            19,323       18,363
    (Gain) loss on sale of real estate                                      ---       (1,313)            5,935       (1,313)
----------------------------------------------------------------------------------------------------------------------------
Funds from operations before minority interest (1)                      $ 9,814     $ 11,024          $ 29,866     $ 30,447
============================================================================================================================
Weighted average shares outstanding (2)                                  11,730       11,748            11,705       11,711
============================================================================================================================
Cash flows provided by (used in):
  Operating activities                                                                                $ 30,240     $ 33,807
  Investing activities                                                                                 (15,504)     (20,918)
  Financing activities                                                                                 (15,037)     (19,019)
__________________
(1)  Includes gain on sales of outparcels of land of $482 and $687 for the three months ended, and $908 and $687 for the nine months ended September 30, 2000 and 1999.
(2)  Assumes the partnership units of the Operating Partnership held by the minority interest, preferred shares of the Company and stock and unit options are converted to common shares of the Company.

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

As part of our strategy of aggressively managing our assets, we are strengthening the tenant base in several of our centers by adding strong new anchor tenants, such as Polo, Nike, GAP, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. As of September 30, 2000, our centers were 95% occupied.

As of September 30, 2000, we have renewed approximately 498,000 square feet, or 71% of the square feet scheduled to expire in 2000. The existing tenants have renewed at an average base rental rate approximately 5% higher than the expiring rate. An additional 27,400 feet, or 4%, is currently in renewal negotiation or will be negotiated during the fourth quarter with existing tenants. We are in the process of releasing approximately 175,000 square feet of space that was not renewed this year by the existing tenants. In addition, approximately 12% of our lease portfolio is scheduled to expire during 2001. Consistent with our long-term strategy of remerchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate by one to two percent over the next twelve to eighteen months. If we are unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

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


DATE:  November 13, 2000