Form 10-K
period 2000-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2001-03-30
CIK 899715

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2000

                                       OR

 [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                          Commission file number 1-11986

                        TANGER FACTORY OUTLET CENTERS, INC.
              (Exact name of Registrant as specified in its charter)


         North Carolina                              56-1815473
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

         3200 Northline Avenue
               Suite 360
         Greensboro, NC 27408                      (336) 292-3010
Address of principal executive offices)      (Registrant's telephone number)

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
Yes  X     No
   -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting shares held by non-affiliates of the Registrant was approximately $148,719,000 based on the closing price on the New York Stock Exchange for such stock on March 1, 2001.

The number of Common Shares of the Registrant outstanding as of March 1, 2001 was 7,918,911.

                       Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 2001.

PART I

Item 1.   Business

The Company

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, acquiring, owning and operating factory outlet centers. Since entering the factory outlet center business 20 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2000, we owned and operated 29 centers with a total gross leasable area ("GLA") of approximately 5.2 million square feet. These centers were approximately 96% occupied, contained approximately 1,100 stores and represented over 250 store brands as of such date.

Our factory outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership (the "Operating Partnership"). Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

We own the majority of the units of partnership interest issued by the Operating Partnership (the "Units") through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2000, our wholly-owned subsidiaries owned 7,918,911 Units, and 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a one-for-one basis for our common shares. See "Business-The Operating
Partnership". Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of our preferred shares into our common shares. Our management beneficially owns approximately 27% of all outstanding common shares (assuming the Series A Preferred Shares and the limited partner's Units are exchanged for common shares but without giving effect to the exercise of any outstanding stock and partnership Unit options).

Ownership of our common and preferred shares is restricted to preserve our status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of our common shares (including common shares which may be issued as a result of conversion of Series A Preferred Shares) or more than 29,400 Series A Preferred Shares (or a lesser number in certain cases). We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our outstanding common and preferred shares equal to at least 95% of our taxable income each year. Effective January 1, 2001, we will distribute at least 90% of our taxable income to our shareholders each year on a go forward basis to qualify as a REIT under the Internal Revenue Code (the "Code"). The minimum distribution requirements under the Code were changed through the enactment of the Tax Relief Extension Act of 1999.

We are a North Carolina corporation that was formed in March 1993. The executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and the telephone number is (336) 292-3010.

Recent Developments

At December 31, 2000, we owned 29 centers in 20 states totaling 5,179,000 square feet of operating GLA compared to 31 centers in 22 states totaling 5,149,000 square feet of operating GLA as of December 31, 1999. The 30,000 square foot increase in GLA is comprised primarily of a net increase of 216,000 square feet due to expansions in five existing centers during the year offset by a decrease of 186,000 square feet due to the sale of our Lawrence, Kansas and McMinnville, Oregon centers in June 2000. Currently, we have approximately 97,000 square feet of expansion space under construction in our San Marcos, Texas center, which is scheduled to open during 2001.

In June 2000, we sold our centers in Lawrence, KS and McMinnville, OR for net proceeds of $7.1 million. As a result of the two sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income.

In May 1999, our center in Stroud, Oklahoma was destroyed by a tornado. We maintain full replacement cost insurance on properties as a whole and as a result of the insurance settlement received, we recognized a gain on disposal of the Stroud center of $4.1 million during the year ended December 31, 1999. Approximately $1.9 million of the insurance settlement represented business interruption insurance proceeds. The business interruption proceeds were included in Other income and were amortized over a period of fourteen months ending in June 2000. Approximately $985,200 of these proceeds were recognized in 2000.

In December 2000, we sold the remaining land and site improvements from our Stroud, Oklahoma center which was destroyed by a tornado in May 1999. We received net proceeds of approximately $723,500 in January 2001. As a result of this sale we recognized a loss of $1,046,000 on the sale of the real estate in the fourth quarter of 2000.

We are involved in the pre-development stage of a new 400,000 square foot outlet center in Myrtle Beach, South Carolina. This center is being developed by Tanger-Warren Development, LLC ("Tanger -Warren") which was formed in August
2000 to identify, acquire and develop sites for us. Based on anticipated successful permitting and pre-leasing, we expect stores to begin opening in late 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Ventures" for a discussion of the formation of Tanger-Warren.

We have an option to purchase the retail portion of a site at the Bourne Bride Rotary in Cape Cod, Massachusetts. Based on tenant demand, we plan to develop a new 250,000 square foot outlet center. The entire site will contain more than 750,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and final approvals are anticipated by the end of 2001. Due to the extensive amount of site work and road construction, stores are not expected to open until mid 2003.

The developments or expansions that we have planned may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition that is being evaluated or which is subject to a letter of intent also may not be consummated, or if consummated, may not result in accretive funds from operations.

During 2000, we took a number of steps to insure access to capital sufficient to complete our development pipeline and refinance debt maturing over the next twelve months. These steps included the following:

o In January 2000, Fleet National Bank and Bank of America provided us with an aggregate $20.0 million, two year, unsecured loan at a variable rate of LIBOR plus 2.25%. At the same time, we entered into interest rate swap agreements with the same institutions that effectively fixed the interest rate on this loan at 8.75%.

o In July 2000, Wells Fargo Bank provided us with a $29.5 million collateralized loan for five years at a variable rate of LIBOR plus 1.75%. In December 2000, we entered into an interest rate swap agreement that effectively fixed the interest rate on $25 million of this loan at 7.72%.

o In August 2000, Woodmen of the World Life Insurance Society provided us with a $16.7 million collateralized loan for ten years at a fixed rate of 8.86%.

o In September 2000, New York Life Insurance Company renewed a $9.2 million collateralized loan for five years at a fixed rate of 9.125%.

o    We extended the maturities of our four unsecured  lines of credit  totaling
     $100 million with Bank of America, Bank One, Fleet National Bank and SouthTrust Bank until at least June 30, 2002.

o In February 2001, the Operating Partnership issued $100.0 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97.0 million were used to repay all of the outstanding indebtedness under the $75 million 8.75% senior, unsecured notes due March 11, 2001. The net proceeds were also used to repay the $20.0 million Fleet National Bank and Bank of America loan mentioned above and to terminate the related interest rate swap agreements with notional amounts totaling $20.0 million with the same institutions. The remaining proceeds were used for general operating purposes.

The Factory Outlet Concept

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in factory outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Factory outlet centers also typically have lower operating costs than other retailing formats. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

Our factory outlet centers range in size from 11,000 to 729,366 square feet of GLA and are typically located at least 10 miles from densely populated areas, where major department stores and manufacturer-owned full-price retail stores are usually located. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. These centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We believe that factory outlet centers continue to present attractive opportunities for capital investment, particularly with respect to strategic re-merchandising plans and expansions of existing centers. We believe that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. We further believe, based upon our contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers.

Our Factory Outlet Centers

Each of our factory outlet centers carries the Tanger brand name. We believe that both national manufacturers and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers.

As one of the original participants in this industry, we have developed long-standing relationships with many national and regional manufacturers. Because of our established relationships with many manufacturers, we believe we are well positioned to capitalize on industry growth.

As of March 1, 2001, we had a diverse tenant base comprised of over 250 different well-known, upscale, national designer or brand name concepts, such as Dana Buchman, Liz Claiborne, Reebok, Rockport, Coach, Polo Ralph Lauren, Polo Jeans, GAP and Banana Republic. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2000, 1999 and 1998. As of March 1, 2001, our largest tenant, including all of its store concepts, accounted for approximately 5.8% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any material problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2000. Revenues from contingent sources, such as percentage rents, which fluctuate depending on tenant's sales performance, accounted for approximately 6% of 2000 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

From 1981 to 1986, Stanley K. Tanger solely developed the first successful factory outlet centers. Steven Tanger joined the company in 1986 and by June 1993, together, the Tangers had developed 17 centers with a total GLA of approximately 1.5 million square feet. In June of 1993, we completed our initial public offering ("IPO"), making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our IPO, we have developed nine and acquired seven centers and, together with expansions of existing centers net of centers disposed of, added approximately 3.7 million square feet of GLA to our portfolio, bringing our portfolio of properties as of December 31, 2000 to 29 centers totaling approximately 5.2 million square feet of GLA.

Business and Operating Strategy

Our strategy is to increase revenues through new development, selective acquisitions and expansions of factory outlet centers while minimizing our operating expenses by designing low maintenance properties and achieving economies of scale. We continue to focus on strengthening our tenant base in our centers by replacing low volume tenants with high volume anchor tenants, such as Nike, GAP, Old Navy, Banana Republic, Polo Ralph Lauren, Tommy Hilfiger and Nautica.

We typically seek opportunities to develop or acquire new centers in locations that have at least 5 million people residing within an hour's drive, an average household income within a 50-mile radius of at least $35,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 50,000 cars per day. We will vary our minimum conditions based on the particular characteristics of a site, especially if the site is located near or at a tourist destination. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA.

We generally prelease at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken us four to six months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between three to four months.

Capital Strategy

We intend to achieve a strong and flexible financial position by: (1) maintaining a quality portfolio of strong income producing properties, (2) managing our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (3) extending and sequencing debt maturities, (4) managing our interest rate risk, (5) maintaining our liquidity and (6) accessing internally generated sources of capital by maintaining a low distribution payout ratio, defined as annual distributions as a percent of funds from operations, and subsequently reinvesting a significant portion of our cash flow into our portfolio. For a discussion of funds from operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds From Operations".

We have successfully increased our dividend each of our first seven years as a public company. At the same time, we continue to have one of the lowest payout ratios in the REIT industry. The distribution payout ratio for the year ended December 31, 2000 was 71%, calculated using FFO before Asset write-down. As a result, we retained approximately $11.7 million of our 2000 FFO. A low distribution payout ratio allows us to retain capital to maintain the quality of our portfolio, as well as to develop, acquire and expand properties and reduce outstanding debt.

We intend to retain the ability to raise additional capital, including public debt as described above in ("Recent Developments"), to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. We maintain revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $58.5 million was available for additional borrowings at December 31, 2000.

After giving effect to the February 2001 debt offering, the Company and the Operating Partnership under joint registration, could issue up to $100 million in additional equity securities. We are currently in the process of restocking our shelf registration for the ability to issue up to $200 million in debt and equity securities, respectively. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions, the February 2001 bond offering and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

The Operating Partnership

Our  centers  and  other  assets  are held  by,  and all of our  operations  are conducted by, the Operating Partnership. As of December 31, 2000, our wholly-owned subsidiaries owned 7,918,911 Units, and 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a one-for-one basis for our common shares.

Each preferred partnership Unit entitles us to receive distributions from the Operating Partnership, in an amount equal to the distribution payable with respect to a share of Series A Preferred Shares, prior to the payment by the Operating Partnership of distributions with respect to the general partnership Units. Preferred partnership Units will be automatically converted by holders into limited partnership Units to the extent that the Series A Preferred Shares are converted into Common Shares and will be redeemed by the Operating Partnership to the extent that the Series A Preferred Shares are redeemed by us.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new center. Our centers compete for customers primarily with factory outlet centers built and operated by different developers, traditional shopping malls and full- and off-price retailers. However, we believe that the majority of our customers visit factory outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of name-brand products at attractive prices.

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 miles from the nearest major department store or the tenants' own specialty stores. For this reason, our centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

We compete favorably with as many as three large national developers of factory outlet centers and numerous small developers. Competition with other factory outlet centers for new tenants is generally based on cost, location, quality and mix of the centers' existing tenants, and the degree and quality of the support and marketing services provided. As a result of these factors and due to the strong tenant relationships that presently exist with the current major outlet developers, we believe there are significant barriers to entry into the outlet center industry by new developers. We also believe that our centers have an attractive tenant mix, as a result of our decision to lease substantially all of our space to manufacturer operated stores rather than to off-price retailers, and also as a result of the strong brand identity of our major tenants.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of who are based in and around that area.

We maintain offices and employee on-site managers at 21 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Specified types and amounts of insurance are required to be carried by each tenant under the lease agreement with us. There are however, types of losses, like those resulting from wars or earthquakes, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of March 1, 2001, we had 153 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 21 business offices. At that date, we also employed 152 part-time employees at various locations.

Item 2.   Properties

As of March 1, 2001, our portfolio consisted of 29 centers located in 20 states. Our centers range in size from 11,000 to 729,366 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The only center that represents more than 10% of our consolidated total assets or consolidated gross revenues as of and for the year ended December 31, 2000 is the property in Riverhead, NY. See "Business and Properties - Significant Property". No other center represented more than 10% of our consolidated total assets or consolidated gross revenues as of December 31, 2000.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 29 centers, we own the land underlying 26 and have ground leases on three. The land on which the Pigeon Forge and Sevierville centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land parcel on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term expiring in 2004, with renewal at our option for up to seven additional terms of five years each. The land parcel on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by us.

The term of our typical tenant lease averages approximately five years. Generally, leases provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable center. As a result, substantially all operating expenses for the centers are borne by the tenants.

Location of Centers (as of March 1, 2001)
                                                            Number of         GLA             %
State                                                        Centers       (sq. ft.)        of GLA
---------------------------------------------------------- ------------- -------------- ---------------
Georgia                                                          4             950,590        18
New York                                                         1             729,366        14
Texas                                                            2             618,778        12
Tennessee                                                        2             448,702         8
Florida                                                          2             363,956         7
Missouri                                                         1             277,494         5
Iowa                                                             1             277,230         5
Pennsylvania                                                     1             255,059         5
Louisiana                                                        1             245,098         5
North Carolina                                                   2             187,702         4
Arizona                                                          1             184,768         3
Indiana                                                          1             141,051         3
Minnesota                                                        1             134,480         2
Michigan                                                         1             112,420         2
California                                                       1             105,950         2
Maine                                                            2              84,397         2
Alabama                                                          1              80,730         1
New Hampshire                                                    2              61,915         1
West Virginia                                                    1              49,252         1
Massachusetts                                                    1              23,417       ---
---------------------------------------------------------- ------------- -------------- ---------------
   Total                                                        29           5,332,355       100
========================================================== ============= ============== ===============

The table set forth below summarizes certain information with respect to our existing centers as of March 1, 2001.

                                                                                               Mortgage
                                                                                                 Debt
                                                                   GLA              %        Outstanding           Fee or
Date Opened                         Location                    (sq. ft.)        Occupied    (000's) (2)        Ground Lease
------------------- ------------------------------------------ ----------- ---- ----------- --------------- ---------------------
Jun.  1986          Kittery I, ME                                  59,694           100         $ 6,547            Fee
Mar.  1987          Clover, North Conway, NH                       11,000           100             ---            Fee
Nov.  1987          Martinsburg, WV                                49,252            93             ---            Fee
Apr.  1988          LL Bean, North Conway, NH                      50,915           100             ---            Fee
Jul.  1988          Pigeon Forge, TN                               94,750            98             ---       Ground Lease
Aug.  1988          Boaz, AL                                       80,730            99             ---            Fee
Jun.  1988          Kittery II, ME                                 24,703           100             ---            Fee
Jul.  1989          Commerce, GA                                  185,750            92           9,120            Fee
Oct.  1989          Bourne, MA                                     23,417           100             ---            Fee
Feb.  1991          West Branch, MI                               112,420           100           7,304            Fee
May   1991          Williamsburg, IA                              277,230            98          20,080            Fee
Feb.  1992          Casa Grande, AZ                               184,768            85             ---            Fee
Dec. 1992           North Branch, MN                              134,480            97             ---            Fee
Feb.  1993          Gonzales, LA                                  245,098            97             ---            Fee
May   1993          San Marcos, TX                                441,343  (4)       98          19,543            Fee
Aug.  1994          Riverhead, NY                                 729,366            92             ---     Ground Lease (1)
Aug.  1994          Terrell, TX                                   177,435            88             ---            Fee
Sep.  1994          Seymour, IN                                   141,051            71             ---            Fee
Oct.  1994 (3)      Lancaster, PA                                 255,059            97          15,099            Fee
Nov.  1994          Branson, MO                                   277,494            97             ---            Fee
Nov.  1994          Locust Grove, GA                              248,854            95             ---            Fee
Jan.  1995          Barstow, CA                                   105,950            72             ---            Fee
Dec.  1995          Commerce II, GA                               342,556            94          29,500            Fee
Feb.  1997 (3)      Sevierville, TN                               353,952            98             ---       Ground Lease
Sept. 1997 (3)      Blowing Rock, NC                              105,448            99           9,898            Fee
Sep.  1997 (3)      Nags Head, NC                                  82,254            99           6,716            Fee
Mar.  1998 (3)      Dalton, GA                                    173,430            98          11,506            Fee
Jul.  1998 (3)      Fort Meyers, FL                               198,956            91             ---            Fee
Nov. 1999 (3)       Fort Lauderdale, FL                           165,000           100             ---            Fee
------------------- ----------------------------------------- ------------ ---- -------- --------------- ------------------------
   Total                                                        5,332,355  (4)       94       $ 135,313
=================== ========================================= ============ ==== ======== =============== ========================

(1) The original Riverhead center is subject to a ground lease which may be renewed at our option for up to seven additional terms of five years each. We own the land on which the Riverhead center expansion is located.

(2) As of December 31, 2000. The average interest rate, including loan cost amortization, for average debt outstanding for the year ended December 31, 2000 was 8.6% and the weighted average maturity date was October 2004.

(3) Represents date acquired by us. (4) GLA includes 57,887 square feet of new space not yet open as of March 1, 2001.

Lease Expirations

The following table sets forth, as of December 31, 2000, scheduled lease expirations, assuming none of the tenants exercise renewal options. Most leases are renewable for five year terms at the tenant's option.

                                                                                             % of Gross
                                                                                             Annualized
                                                                Average                      Base Rent
                            No. of              Approx.        Annualized      Annualized    Represented
                            Leases               GLA            Base Rent      Base Rent     by Expiring
         Year              Expiring(1)        (sq. ft.)(1)     per sq. ft.    (000's) (2)      Leases
------------------------ ----------------- ----------------- ------------- --------------- --------------
         2001                   123             447,000 (3)    $ 12.14         $5,421            8
         2002                   235             868,000          15.11         13,120           19
         2003                   203             860,000          14.42         12,406           18
         2004                   220             955,000          14.79         14,117           21
         2005                   164             725,000          15.69         11,378           17
         2006                    75             361,000          14.35          5,182            7
         2007                    14              75,000          15.17          1,137            2
         2008                     9              61,000          13.77            836            1
         2009                     8              51,000          11.59            593            1
         2010                     9              50,000          13.25            664            1
   2011 & thereafter             31             397,000           8.84          3,506            5
------------------------ ----------- ----------------------- ---------- -------------- ------------------
         Total                1,091           4,850,000        $ 14.09       $ 68,360          100
======================== =========== ======================= ========== ============== ==================

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction and month-to-month leases totaling in the aggregate approximately 482,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.
(3) As of March 1, 2001, approximately 47,000 square feet of the total scheduled to expire in 2001 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years.

                              Total Expiring                    Renewed by Existing                 Re-leased to
                                                                      Tenants                        New Tenants
                    -----------------------------------     ----------------------------     ----------------------------
                                             % of                               % of                             % of
                             GLA          Total Center             GLA         Expiring           GLA          Expiring
     Year                 (sq. ft.)          GLA                (sq. ft.)        GLA            (sq. ft.)        GLA
----------------    ---------------    ----------------     -------------    -----------     ------------    ------------
     2000                  690,263             13                520,030           75             67,916          10
     1999                  715,197             14                606,450           85             22,882           3
     1998                  548,504             11                407,837           74             38,526           7
     1997                  238,250              5                195,380           82             18,600           8
     1996                  149,689              4                134,639           90             15,050          10


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

                          Renewals of Existing Leases                           Stores Re-leased to New Tenants (1)
              ----------------------------------------------------     ------------------------------------------------------

                               Average Annualized Base Rents                              Average Annualized Base Rents
                                       ($ per sq. ft.)                                           ($ per sq. ft.)

                 GLA                                        %             GLA
  Year         (sq. ft.)      Expiring     New           Increase       (sq. ft.)      Expiring         New         % Change
---------     ----------    -----------    ---------    ----------     ----------    -----------     ---------     ----------
  2000          520,030        $13.66        $14.18          4           302,724        $14.68         $15.64          7
  1999          606,450         14.36         14.36         --           240,851         15.51          16.57          7
  1998          407,387         13.83         14.07          2           220,890         15.33          13.87         (9)
  1997          195,380         14.21         14.41          1           171,421         14.59          13.42         (8)
  1996          134,639         12.44         14.02         13            78,268         14.40          14.99          4
---------------------
(1)  The square footage  released to new tenants for 2000,  1999, 1998, 1997 and
     1996  contains  67,916,  22,882,  38,526,  18,600 and 15,050  square  feet, respectively,  that was  released  to new  tenants  upon  expiration  of an existing lease during the current year.

The following table shows certain information on rents and occupancy rates for the centers during each of the last five calendar years.

                                       Average                GLA Open at                                  Aggregate
                %                  Annualized Base            End of Each            Number of            Percentage
   Year         Leased(1)       Rent per sq. ft. (2)             Year                 Centers            Rents (000's)
------------    -----------    ------------------------    ------------------     -----------------     ----------------
   2000             96                  $13.97                 5,179,000                 29                  $3,253
   1999             97                   13.85                 5,149,000                 31                   3,141
   1998             97                   13.88                 5,011,000                 31                   3,087
   1997             98                   14.04                 4,458,000                 30                   2,637
   1996             99                   13.89                 3,739,000                 27                   2,017
---------------------
(1)  As of December 31st of each year shown.
(2)  Represents total base rental revenue divided by Weighted Average GLA of the portfolio,  which amount does not take into  consideration  fluctuations in occupancy throughout the year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot.

                                           Occupancy Costs as a
                      Year                   % of Tenant Sales
          ------------------------------ --------------------------
                 2000                           7.4
                 1999                           7.8
                 1998                           7.9
                 1997                           8.2
                 1996                           8.7


Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of March 1, 2001.

                                                                        Number         GLA            % of Total
Tenant                                                                of Stores     (sq. ft.)            GLA
-------------------------------------------------------------------- ------------- ------------- ---------------------
Liz Claiborne, Inc.:
     Liz Claiborne                                                        23          255,868           4.9
     Elizabeth                                                             7           25,884           0.5
     DKNY Jeans                                                            3            8,820           0.2
     Dana Buchman                                                          3            6,600           0.1
     Laundry                                                               2            4,333           0.1
     Claiborne Mens                                                        2            3,100           0.1
                                                                     -------- ---------------- -----------------------
                                                                          40          304,605           5.8

Phillips-Van Heusen Corporation:
     Bass                                                                 20          135,816           2.6
     Van Heusen                                                           20           85,623           1.6
     Geoffrey Beene Co. Store                                              8           31,680           0.6
     Izod                                                                 12           26,517           0.5
                                                                     -------- ---------------- -----------------------
                                                                          60          279,636           5.3

The Gap, Inc.:
     GAP                                                                  16          140,702           2.7
     Old Navy                                                              6           91,841           1.7
     Banana Republic                                                       6           41,324           0.8
                                                                     -------- ---------------- -----------------------
                                                                          28          273,867           5.2

Reebok International, Ltd.:
     Reebok                                                               19          154,661           2.9
     Rockport                                                              4           11,900           0.2
     Greg Norman                                                           1            3,000           0.1
                                                                     -------- ---------------- -----------------------
                                                                          24          169,561           3.2

Bass Pro Outdoor World                                                     1          165,000           3.1

Dress Barn Inc.                                                           17          119,328           2.3

Sara Lee Corporation:
     L'eggs, Hanes, Bali                                                  24          103,809           2.0
     Socks Galore                                                          5            6,230           0.1
                                                                     -------- ---------------- -----------------------
                                                                          29          110,039           2.1

Polo Ralph Lauren:
     Polo Ralph Lauren                                                     9           74,366           1.4
     Polo Jeans                                                            6           21,960           0.4
     Club Monaco                                                           1            3,885           0.1
                                                                     -------- ---------------- -----------------------
                                                                          16          100,211           1.9

American Commercial, Inc.:
     Mikasa Factory Store                                                 12           98,000           1.9

Brown Group Retail, Inc.:
     Factory Brand Shoes                                                  14           74,580           1.4
     Naturalizer                                                           6           16,040           0.3
                                                                     -------- ---------------- -----------------------
                                                                          20           90,620           1.7

-------------------------------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table                                     247        1,710,867           32.4
==================================================================== ======== ================ =======================
==================================================================== ======== ================ =======================

Significant Property

The center in Riverhead, New York is our only center that comprises more than 10% of consolidated total assets or consolidated total gross revenues. The Riverhead, NY center represented 20% of our consolidated total assets and 19% of our consolidated gross revenue for the year ended December 31, 2000. The
Riverhead center was originally constructed in 1994 and now totals 729,366 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2000, 1999 and 1998 was 94%, 99% and 97%. Average annualized base rental rates during 2000, 1999, and 1998 were $19.72, $19.15, and $18.89 per weighted average GLA, respectively.

Depreciation on the Riverhead center is recognized on a straight-line basis over
33.33 years, resulting in a depreciation rate of 3% per year. At December 31, 2000, the net federal tax basis of this center was approximately $88.7 million. Real estate taxes assessed on this center during 2000 amounted to $2.6 million. Real estate taxes for 2001 are estimated to be approximately $2.7 million.

The following table sets forth, as of March 1, 2000, scheduled lease expirations at the Riverhead center assuming that none of the tenants exercise renewal options:

                                                                                                        % of Gross
                                                                                                        Annualized
                                                                                                         Base Rent
                                 No. of                            Annualized        Annualized         Represented
                                 Leases              GLA            Base Rent         Base Rent         by Expiring
Year                           Expiring (1)     (sq. ft.)(1)       per sq. ft.        (000) (2)           Leases
--------------------------- ----------------- ----------------- ------------------ ---------------- ----------------
2001                                8                38,500            $ 19.41          $  747               6
2002                               58               189,865              23.17           4,400              34
2003                               20                83,670              19.40           1,624              12
2004                               39               160,240              19.57           3,136              24
2005                               15                64,802              22.56           1,462              11
2006                                3                14,710              21.44             315               2
2007                                5                25,060              17.81             446               3
2008                                1                 7,500              18.00             135               1
2009                                1                 3,000              25.00              75               1
2010                               --                    --                 --              --              --
2011 and thereafter                 5                73,000               9.96             727               6
---------------------------- --------- --------------------- ------------------ --------------- --------------------
Total                             155               660,347            $ 19.79        $ 13,067              100
============================ ========= ===================== ================== =============== ====================
(1)  Excludes  leases that have been entered into but which tenant has not taken possession, vacant suites and month-to-month leases. (2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases.

Item 3.  Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers:

         NAME              AGE                    POSITION
Stanley K. Tanger......... 77  Founder, Chairman of the Board of Directors and
                                  Chief Executive Officer
Steven B. Tanger.......... 52  Director, President and Chief Operating Officer
Rochelle G. Simpson ...... 62  Secretary and Executive Vice President -
                                  Administration and Finance
Willard A. Chafin, Jr..... 63  Executive Vice President - Leasing, Site
                                  Selection, Operations and Marketing
Frank C. Marchisello, Jr.. 42  Senior Vice President - Chief Financial Officer
Joseph H. Nehmen.......... 52  Senior Vice President - Operations
Carrie A. Warren.......... 38  Senior Vice President - Marketing
Virginia R. Summerell..... 42  Treasurer and Assistant Secretary
Kevin M. Dillon........... 42  Vice President - Construction

     The following is a biographical summary of the experience of our executive officers:

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

     Carrie A. Warren. Ms. Warren was named Senior Vice President - Marketing in May 2000. Previously, she held the position of Vice President - Marketing since September 1996 and Assistant Vice President - Marketing since joining the Company in December 1995. Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Prior to joining Prime Retail, L.P., Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Ms. Warren is a graduate of East Carolina University.

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

                                                                                 Common
 2000                                        High               Low          Dividends Paid
----------------------------------- --------------   ----------------- ---------------------
First Quarter                             $ 22.8750          $ 18.5000           $ .6050
Second Quarter                              24.0000            18.8750             .6075
Third Quarter                               24.8750            21.0000             .6075
Fourth Quarter                              23.1250            19.5000             .6075
----------------------------------- ---------------  ------------------ --------------------
Year 2000                                 $ 24.8750          $ 18.5000           $2.4275
----------------------------------- ---------------  ------------------ --------------------


                                                                                  Common
1999                                         High               Low           Dividends Paid
----------------------------------- -------------- ----------------- -----------------------
First Quarter                             $ 22.7500          $ 18.6875            $ .600
Second Quarter                              26.5000            18.8750              .605
Third Quarter                               26.7500            21.9375              .605
Fourth Quarter                              23.1875            18.9375              .605
----------------------------------- ---------------- ------------------ --------------------
Year 1999                                 $ 26.7500          $ 18.6875           $ 2.415
----------------------------------- ---------------- ------------------ --------------------

As of March 1, 2001, there were approximately 641 shareholders of record. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available funds from operations, we intend to continue to pay regular quarterly dividends.


Item 6.  Selected Financial Data

                                                2000          1999          1998         1997          1996
------------------------------------------ ------------- ------------- ------------ ------------ -------------
                                                    (In thousands, except per share and center data)
OPERATING DATA
  Total revenues                           $   108,821    $   104,016   $    97,766   $   85,271  $    75,500
  Income before gain (loss) on sale or
   disposal of real estate, minority
   interest and extraordinary item              12,249         17,070        15,109       17,583       16,018
  Income before extraordinary item               4,312         15,837        12,159       12,827       11,752
  Net income                                     4,312         15,588        11,827       12,827       11,191
------------------------------------------ -------------- ------------- ------------- ----------- ------------

SHARE DATA
  Basic:
     Income before extraordinary item      $       .32    $      1.77   $      1.30   $     1.57  $      1.46
     Net income                            $       .32    $      1.74   $      1.26   $     1.57  $      1.37
     Weighted average common shares              7,894          7,861         7,886        7,028        6,402
  Diluted:
     Income before extraordinary item      $       .31    $      1.77   $      1.28   $     1.54  $      1.46
     Net income                            $       .31    $      1.74   $      1.24   $     1.54  $      1.37
     Weighted average common shares              7,922          7,872         8,009        7,140        6,408
  Common dividends paid                    $      2.43    $      2.42   $      2.35   $     2.17  $      2.06
------------------------------------------ -------------- ------------- ------------- ----------- ------------

BALANCE SHEET DATA
  Real estate assets, before depreciation  $   584,928    $   566,216   $   529,247   $  454,708  $   358,361
  Total assets                                 487,408        490,069       471,795      416,014      332,138
  Long term debt                               346,843        329,647       302,485      229,050      178,004
  Shareholders' equity                          90,877        107,764       114,039      122,119      101,738
------------------------------------------ -------------- ------------- ------------- ----------- ------------

OTHER DATA
  EBITDA (1)                               $    67,832    $    66,133   $    61,991   $   52,857  $    46,474
  Funds from operations (1)                $    38,203    $    41,673   $    37,048   $   35,840  $    32,313
  Cash flows provided by (used in):
     Operating activities                  $    38,303    $    43,175   $    35,787   $   39,214  $    38,051
     Investing activities                  $   (25,698)   $   (45,959)  $   (79,236)  $  (93,636) $   (36,401)
     Financing activities                  $   (12,474)   $     (3,043) $    46,172   $   55,444  $    (4,176)
  Gross leasable area open at year end           5,179          5,149         5,011        4,458        3,739
  Number of centers                                 29             31            31           30           27
-----------------------

(1) EBITDA and Funds from Operations ("FFO") are widely accepted financial indicators used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA represents earnings before minority interest, gain (loss) on sale or disposal of real estate, extraordinary item, asset write-down, interest expense, income taxes, depreciation and amortization. FFO is defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. We caution that the calculations of EBITDA and FFO may vary from entity to entity and as such the presentation of EBITDA and FFO by us may not be comparable to other similarly titled measures of other reporting companies. EBITDA and FFO are not intended to represent cash flows for the period. EBITDA and FFO have not been presented as an alternative to operating income or as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

The discussion of our results of operations reported in the consolidated statements of operations compares the years ended December 31, 2000 and 1999, as well as December 31, 1999 and 1998. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average GLA basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words `believe', `expect', `intend', `anticipate', `estimate', `project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

o general economic and local real estate conditions could change (for example, our tenant's business may change if the economy changes, which might affect (1) the amount of rent they pay us or their ability to pay rent to us, (2) their demand for new space, or (3) our ability to renew or re-lease a significant amount of available space on favorable terms);

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

General Overview

At December 31, 2000, we owned 29 centers in 20 states totaling 5,179,000 square feet of operating GLA compared to 31 centers in 22 states totaling 5,149,000 square feet of operating GLA as of December 31, 1999. The 30,000 square foot increase in GLA is comprised primarily of a net increase of 216,000 square feet due to expansions in five existing centers during the year offset by a decrease of 186,000 square feet due to the sale of our Lawrence, Kansas and McMinnville, Oregon centers in June 2000. We have approximately 97,000 square feet of expansion space under construction in our San Marcos, Texas center, which is scheduled to open during 2001.

In June 2000, we sold our centers in Lawrence, KS and McMinnville, OR for net proceeds of $7.1 million. As a result of the two sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. During 2000, we also sold four land outparcels for net proceeds of $1.5 million and have included in Other income a gain on sale of $908,000.

In May 1999, our center in Stroud, Oklahoma was destroyed by a tornado. We maintain full replacement cost insurance on properties as a whole and as a result of the insurance settlement received, we recognized a gain on disposal of the Stroud center of $4.1 million during the year ended December 31, 1999. Approximately $1.9 million of the insurance settlement represented business interruption insurance proceeds. The business interruption proceeds were included in Other income and were amortized over a period of fourteen months ending in June 2000. Approximately $985,200 of these proceeds were recognized in 2000.

In December 2000, we sold the remaining Stroud land and site improvements and received net proceeds of approximately $723,500 in January 2001. As a result of this sale, we recognized a loss of $1,046,000 on the sale of the real estate in the fourth quarter of 2000.

A summary of the operating results for the years ended December 31, 2000, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                   2000           1999         1998
--------------------------------------------------------- -------------- -------------- ------------
GLA open at end of period (000's)                                 5,179          5,149        5,011
Weighted average GLA (000's) (1)                                  5,115          4,996        4,768
Outlet centers in operation                                          29             31           31
New centers acquired                                                ---              1            2
Centers disposed of or sold                                           2              1            1
Centers expanded                                                      5              5            1
States operated in at end of period                                  20             22           23
Occupancy percentage at end of period                                96             97           97
   Per square foot

Revenues
   Base rentals                                                  $13.97         $13.85       $13.88
   Percentage rentals                                               .64            .63          .65
   Expense reimbursements                                          5.87           5.59         5.63
   Other income                                                     .79            .76          .34
--------------------------------------------------------- -------------- -------------- ------------
     Total revenues                                               21.27          20.83        20.50
--------------------------------------------------------- -------------- -------------- ------------
Expenses
   Property operating                                              6.57           6.12         6.10
   General and administrative                                      1.44           1.46         1.40
   Interest                                                        5.39           4.85         4.62
   Depreciation and amortization                                   5.13           4.97         4.65
--------------------------------------------------------- -------------- -------------- ------------
     Total expenses                                               18.53          17.40        16.77
--------------------------------------------------------- -------------- -------------- ------------
Income  before  (loss)  gain on disposal or sale of real
estate, minority interest and extraordinary item                 $ 2.74         $ 3.43       $ 3.73
--------------------------------------------------------- -------------- -------------- ------------

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.

Results of Operations

2000 Compared to 1999

Base rentals increased $2.3 million, or 3%, in the 2000 period when compared to the same period in 1999. The increase is primarily due to the effect of the expansions during 2000 and the fourth quarter of 1999 plus the acquisition of the Ft. Lauderdale, FL center in November of 1999, offset by the loss of rent from the sales of the centers in Lawrence, KS and McMinnville, OR and the full year effect of the loss of the Stroud, Oklahoma center, as mentioned in the General Overview above. Base rentals per weighted average GLA increased $.12 per square foot due to the sale of the Lawrence and McMinnville centers and the loss of the Stroud center, all of which had lower average base rentals per square foot than the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased by $112,000 and on a weighted average GLA basis, increased $.01 per square foot in 2000 compared to 1999. For the year ended December 31, 2000, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1999, were flat compared with the previous year. However, same-space sales for the year ended December 31, 2000, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, actually increased 7% to $281 per square foot due to our efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 89% in 2000 from 91% in 1999 primarily as a result of a lower average occupancy rate and higher operating expenses in the 2000 period compared to the 1999 period.

Other income increased $280,000 in 2000 as compared to 1999. The increase is primarily due to gains on sale of out parcels of land totaling $908,000 during 2000 as compared to $687,000 in 1999.

Property operating expenses increased by $3.0 million, or 10%, in 2000 as compared to 1999. On a weighted average GLA basis, property operating expenses increased from $6.12 to $6.57 per square foot. The increases are the result of certain real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $68,000, or 1%, in 2000 as compared to 1999. As a percentage of revenues, general and administrative expenses were approximately 6.8% of revenues in 2000 and 7.0% in 1999. On a weighted average GLA basis, general and administrative expenses decreased $.02 per square foot from $1.46 in 1999 to $1.44 in 2000. The decrease in general and administrative expenses per square foot reflects our efforts to control general and administrative expenditures.

Interest expense increased $3.3 million during 2000 as compared to 1999 due to additional financing necessary to fund the expansions described in the General Overview above, the acquisition in Fort Lauderdale, FL, higher average interest rates and additional amortization of deferred financing charges incurred during the year for the more than $75 million in long-term debt obtained during 2000. Depreciation and amortization per weighted average GLA increased from $4.97 per square foot in 1999 to $5.13 per square foot in the 2000 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The asset write-down recognized in 2000 represents the write off of all development costs associated with the expansion of our site in Ft. Lauderdale, FL, as well as additional costs associated with various other non-recurring development activities at other sites which were discontinued. The costs associated with the Ft. Lauderdale site were written off because we terminated our contract to purchase an additional twelve acres of land in Dania Beach/Ft. Lauderdale, FL.

The loss on sale of real estate during 2000 represents the loss recognized on the sale of our centers in Lawrence, KS, McMinnville, OR and the remaining Stroud, OK land and site improvements. Net proceeds received from the sale of the centers totaled $7.1 million. As a result of the two center sales, we recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income. We sold the Stroud land and site improvements in December 2000 and received net proceeds of approximately $723,500 for the Stroud land and site improvements in January 2001. As a result of this sale, we recognized a loss of $1,046,000 on the sale of real estate in the fourth quarter of 2000.

1999 Compared to 1998

Base rentals increased $3.0 million, or 5%, in 1999 when compared to the same period in 1998. The increase is primarily due to the effect of a full year of rent in 1999 from the Dalton, GA center acquired on March 31, 1998 and the Sanibel, FL center acquired on July 31, 1998 as well as the expansions at five existing centers of 176,000 square feet, offset by the loss of rent from the center in Stroud, OK. Base rent per weighted average GLA decreased $.03 per foot due to the portfolio of properties having a lower overall average occupancy rate during 1999 compared to 1998. Base rent per square foot, however, was favorably impacted during the year due to the loss of the Stroud center which had a lower average base rent per square foot than the portfolio average.

Percentage rentals increased by $54,000 and on a weighted average GLA basis, decreased $.02 per square foot in 1999 compared to 1998. For the year ended December 31, 1999, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 1998, were down approximately 1% with that of the previous year. However, same-space sales for the year ended December 31, 1999 actually increased 5% to $261 per square foot due to the our efforts to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

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

General and administrative expenses increased $629,000, or 9%, in 1999 as compared to 1998. As a percentage of revenues, general and administrative expenses were approximately 7.0% of revenues in 1999 and 6.8% in 1998. On a weighted average GLA basis, general and administrative expenses increased $.06 per square foot from $1.40 in 1998 to $1.46 in 1999. The increase in general and administrative expenses per square foot reflects the rental and related expenses for the new corporate office space to which we relocated our corporate headquarters in April 1999.

Interest expense increased $2.2 million during 1999 as compared to 1998 due to financing the 1998 acquisitions and the 1998 and 1999 expansions. However, interest expense was favorably impacted by the insurance proceeds received from the loss of the Stroud center that were used to immediately reduce outstanding amounts under our lines of credit. Depreciation and amortization per weighted average GLA increased from $4.65 per square foot in 1998 to $4.97 per square foot in the 1999 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $38.3, $43.2 and $35.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 2000 compared to 1999 is primarily due to a decrease in net income due to higher interest rate costs and a decrease in accounts payable. Net cash provided by operating activities increased $7.4 million in 1999 compared to 1998 due to increases in operating income from the 1998 and 1999 acquisitions and expansions and increases in accounts payable. Net cash used in investing activities amounted to $25.7, $46.0 and $79.2 million during 2000, 1999 and 1998, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. Net cash used in investing activities also decreased in 2000 and 1999 compared to 1998 due to approximately $4.0 and $6.5 million in net insurance proceeds received from the loss of the Stroud center in those years respectively. Cash provided by (used in) financing activities of $(12.5), $(3.0) and $46.2 million in 2000, 1999 and 1998, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in dividends paid during 2000, 1999 and 1998.

During 2000, we added a net of approximately 216,000 square feet of expansions in five existing centers. In addition, we have approximately 97,000 square feet of expansion space under construction at our San Marcos center, which is scheduled to open in 2001. Commitments for construction of this project (which represent only those costs contractually required to be paid by us) amounted to $4.0 million at December 31, 2000.

We are involved in the pre-development stage of a new 400,000 square foot outlet center in Myrtle Beach, South Carolina. This center is being developed by Tanger-Warren Development, LLC ("Tanger-Warren") which was formed in August 2000 to identify, acquire and develop sites exclusively for us. Based on anticipated successful permitting and pre-leasing, we expect stores to begin opening in late 2002. See "Joint Ventures" for discussion of the formation of Tanger-Warren.

We have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts. Based on tenant demand, we plan to develop a new 250,000 square foot outlet center. The entire site will contain more than 750,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. The local and state planning authorities are currently reviewing the project and final approvals are anticipated by the end of 2001. Due to the extensive amount of site work and road construction, stores are not expected to be open until mid 2003.

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

In November 2000, we terminated our contract to purchase an additional twelve acres of land in Dania Beach/Ft. Lauderdale, Florida. Because of this event, we have written off all development costs associated with the expansion of our site in Ft. Lauderdale, as well as additional costs associated with various other non-recurring development activities at other sites which were discontinued. The total non-cash, non-recurring charge for abandoned development costs in the fourth quarter of 2000 was $1.8 million.

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million is due from Stanley
K. Tanger and $845,000 is due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balances of these notes at December 31, 2000 were $2.1 million and $773,000, respectively.

Debt Financings

On January  25,  2000,  we  entered  into a two year  unsecured  loan with Fleet
National Bank and Bank of America for an aggregate of $20.0 million with interest payable at LIBOR plus 2.25%. At the same time, we entered into interest rate swap agreements on notional amounts totaling $20.0 million with the same institutions that effectively fixed the interest rate on this loan at 8.75%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On July 28, 2000, we entered into a five year collateralized term loan with Wells Fargo Bank for $29.5 million with interest payable at LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On August 29, 2000, we entered into a ten year collateralized term loan with Woodmen of the World Life Insurance Society for $16.7 million with interest payable at a fixed rate of 8.86%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On September 8, 2000, we renewed a $9.2 million collateralized loan with New York Life Insurance Company for five years at a fixed interest rate of 9.125%.

At December 31, 2000, approximately 61% of the outstanding long-term debt represented unsecured borrowings and approximately 70% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the year ended December 31, 2000 was 8.6%.

We extended the maturities of our four unsecured lines of credit totaling $100 million with Bank of America, Bank One, Fleet National Bank and SouthTrust Bank until at least June 30, 2002.

On February 9, 2001, the Operating Partnership issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under the $75 million 8.75% senior, unsecured notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 and to terminate related interest rate swap agreements with notional amounts of $20 million. The remaining proceeds were used for general operating purposes.

We intend to retain the ability to raise additional capital, including public debt as described above, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. We maintain revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $58.5 million was available for additional borrowings at December 31, 2000.

After giving effect to the February 2001 debt offering, the Company and the Operating Partnership under joint registration, could issue up to $100 million in additional equity securities. We are currently in the process of restocking our shelf registration for the ability to issue up to $200 million in debt and equity securities, respectively. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions, the February 2001 bond offering and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments. Certain of our debt agreements limit the payment of dividends such that dividends will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis from the date of the agreement.

Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. The investment in Tanger-Warren is accounted for under the equity method of accounting. Equity in earnings was not significant in 2000. At December 31, 2000 our investment in Tanger-Warren was approximately $116,000.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes on our floating rate debt. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. In January 2000, we entered into interest rate swap agreements on notional amounts totaling $20.0 million. In order to fix the interest rate at 8.75%, we paid $162,000. As mentioned in "Debt Financings" above, these agreements subsequently were terminated in February 2001 at a cost of $295,200. In addition, approximately $77,000 of unamortized costs related to fixing the interest rate and $103,000 of unamortized debt issuance costs were written off in February 2001. In December 2000, we entered into another interest rate swap agreement with a notional amount of $25.0 million. This agreement fixes the 30-day LIBOR index at 5.97% through January 2003. At December 31, 2000, we would have had to pay $152,800 to terminate this agreement. A 1% decrease in the 30-day LIBOR index would increase this amount by approximately $475,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2000 was $346.1 million while the recorded value was $346.8 million, respectively. A 1% increase from prevailing interest rates at December 31, 2000 would result in a decrease in fair value of total long-term debt by approximately $5.1 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Funds from Operations

We believe that for a clear understanding of our consolidated historical operating results, FFO should be considered along with net income as presented in the audited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate. We caution that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash flows from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

In October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") issued interpretive guidance regarding the calculation of FFO.
NAREIT's leadership determined that FFO should include both recurring and non-recurring operating results, except those results defined as extraordinary items under generally accepted accounting principles and gains and losses from sales of depreciable operating property. All REITS were encouraged to implement the recommendations of this guidance effective for fiscal periods beginning in 2000 for all periods presented in financial statements or tables. We adopted the new NAREIT clarification beginning January 1, 2000. The adoption of the new method had the impact of reducing FFO from the amount originally reported of $39,748 in 1998 to $37,048 as a result of an asset write down of $2.7 million. Below is a calculation of FFO under the new method for the years ended December 31, 2000, 1999 and 1998 as well as actual cash flow and other data for those years, respectively (in thousands).

                                                                     2000         1999          1998
-------------------------------------------------------------- ------------ -------------- -------------
Funds from Operations:
Net income                                                         $ 4,312       $ 15,588      $ 11,827
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt             ---            249           332
   Minority interest                                                   956          5,374         3,944
   Depreciation and amortization uniquely significant
     to real estate                                                 25,954         24,603        21,939
   Loss (gain) on disposal or sale of real estate                    6,981         (4,141)         (994)
-------------------------------------------------------------- ------------ -------------- -------------
Funds from operations before minority interest (1)                $ 38,203       $ 41,673      $ 37,048

Cash flow provided by (used in):
   Operating activities                                             38,303         43,175        35,787
   Investing activities                                            (25,698)       (45,959)      (79,236)
   Financing activities                                            (12,474)        (3,043)       46,172

Weighted average shares outstanding (2)                             11,706         11,698        11,847
-------------------------------------------------------------- ------------ -------------- -------------

(1) For the years ended December 31, 2000 and 1999, includes $908 and $687 in gains on sales of outparcels of land.

(2) Assumes our preferred shares, share and unit options and partnership units of the Operating Partnership held by the minority interest are all converted to our common shares.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, we adopted FAS 133 on January 1,
2001.Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $216,500, net of minority interest, in Other comprehensive income
(loss).

During 2000, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued an exposure draft Statement of Position ("SOP") regarding the capitalization of costs associated with property, plant and equipment. Under the proposed SOP, all property, plant and equipment related costs would be expensed unless the costs are directly identifiable with specific projects and general and administrative and overhead costs which are not payroll or payroll related and not directly related to the project would be expensed as incurred. The expected effective date of the final SOP is expected in 2002 and currently we are evaluating the effects it may have on our results of operations and financial position.

In December 1999, the Securities Exchange Commission ("SEC") staff issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 discusses the SEC staff's views on certain revenue recognition transactions. The adoption of this SAB had no material effect on our results of operations or financial position.

Economic Conditions and Outlook

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels, which we believe often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

As part of our strategy of aggressively managing our assets, we are strengthening the tenant base in several of our centers by adding strong new anchor tenants, such as Polo Ralph Lauren, Nike, GAP, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. Consequently, we anticipate that our average occupancy level will remain strong, but may be more in line with the industry average.

Approximately 30% of our lease portfolio is scheduled to expire during the next two years. Approximately 701,000 square feet of space is up for renewal during 2001 and approximately 868,000 square feet will come up for renewal in 2002. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 254,000, or 36%, of the square feet scheduled to expire in 2001. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

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

Item 10.  Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement.

The information concerning our executive officers required by this Item is incorporated by reference herein to the section in Part I, Item 4, entitled "Executive Officers of the Registrant".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement.

                                                       PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

         Report of Independent Accountants                          F-1
         Consolidated Balance Sheets-December 31, 2000 and 1999     F-2
         Consolidated Statements of Operations-
            Years Ended December 31, 2000, 1999 and 1998            F-3
         Consolidated Statements of Shareholders' Equity-
            For the Years Ended December 31, 2000, 1999 and 1998    F-4
         Consolidated Statements of Cash Flows-
            Years Ended December 31, 2000, 1999 and 1998            F-5
          Notes to Consolidated Financial Statements                F-6 to F-15

     2.  Financial Statement Schedule

         Schedule III

            Report of Independent Accountants                       F-16
            Real Estate and Accumulated Depreciation                F-17 to F-18

         All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.   Exhibits

     Exhibit No.                             Description
     -----------            ----------------------------------------------------

          3.1 Amended and Restated Articles of Incorporation of the Company. (Note 6)

          3.1A Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Note 6)

          3.1B Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998. (Note 9)

          3.1C Amendment to Amended and Restated Articles of Incorporation dated September 30, 1999. (Note 11)

          3.2       Restated By-Laws of the Company. (Note 11)

          3.3 Amended and Restated Agreement of Limited Partnership for the Operating Partnership. (Note 11)

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

          10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 1998. (Note 9)

          10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 1998. (Note 9)

          10.7 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 1999. (Note 9)

          10.8 Amended and Restated Employment Agreement for Rochelle Simpson, as of January 1, 1999. (Note 9)

          10.9      Not applicable.

          10.10 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of January 1, 1999. (Note 11)

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

          10.15     Form of Senior Indenture. (Note 5)

          10.16 Form of First Supplemental Indenture (to Senior Indenture). (Note 5)

          10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 7)

          10.17     Promissory Note 05/16/2000

          10.18     Promissory Note 05/16/2000

          21.1      List of Subsidiaries. (Note 11)

          23.1      Consent of PricewaterhouseCoopers LLP.


     Notes to Exhibits:

          1. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed October 6, 1993, as amended.
          2.   Incorporated  by  reference  to the  exhibits  to  the  Company's
               Registration Statement on Form S-11 filed May 27, 1993, as amended.
          3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
          4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
          5. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.
          6. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
          7. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.
          8. Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A, filed August 24, 1998. 9. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
          10.  Incorporated  by  reference  to  the  exhibit  to  the  Company's
               Quarterly Report on 10-Q for the quarter ended March 31, 1999.
          11.  Incorporated by reference to the exhibits to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1999.

(b)      Reports on Form 8-K  - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       TANGER FACTORY OUTLET CENTERS, INC.

                       By:/s/ Stanley K. Tanger
                          --------------------------------------------
                            Stanley K. Tanger
                            Chairman of the Board and
                            Chief Executive Officer

March 30, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                   Title                              Date

/s/ Stanley K. Tanger         Chairman of the Board and Chief     March 30, 2001
------------------------      Executive Officer (Principal
Stanley K. Tanger             Executive Officer)


/s/ Steven B. Tanger          Director, President and             March 30, 2001
------------------------      Chief Operating Officer
Steven B. Tanger

/s/ Frank C. Marchisello, Jr. Senior Vice President and           March 30, 2001
----------------------------- Chief Financial Officer
Frank C. Marchisello, Jr.     (Principal Financial and
                              Accounting Officer)


/s/ Jack Africk               Director                            March 30, 2001
------------------------
Jack Africk

/s/ William G. Benton         Director                            March 30, 2001
------------------------
William G. Benton

/s/ Thomas E. Robinson        Director                            March 30, 2001
------------------------
Thomas E. Robinson

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES:




     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Greensboro, NC
January 18, 2001, except for the information presented in Note 16 for which the date is March 12, 2001

                                    TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)

                                                                                                            December 31,
                                                                                                         2000          1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Rental Property
    Land                                                                                              $ 59,858        $ 63,045
    Buildings, improvements and fixtures                                                               505,554         484,277
    Developments under construction                                                                     19,516          18,894
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      584,928         566,216
    Accumulated depreciation                                                                         (122,365)       (104,511)
------------------------------------------------------------------------------------------------------------------------------
    Rental property, net                                                                              462,563         461,705
  Cash and cash equivalents                                                                               634             503
  Deferred charges, net                                                                                 8,566           8,176
  Other assets                                                                                         15,645          19,685
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                  $ 487,408       $ 490,069
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Long-term debt
    Senior, unsecured notes                                                                         $ 150,000       $ 150,000
    Mortgages payable                                                                                 135,313          90,652
    Term note, unsecured                                                                               20,000               -
    Lines of credit                                                                                    41,530          88,995
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      346,843         329,647
  Construction trade payables                                                                           9,784           6,287
  Accounts payable and accrued expenses                                                                12,807          13,081
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                               369,434         349,015
------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                      27,097          33,290
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    80,600 and 85,270 shares issued and outstanding
    at December 31, 2000 and 1999                                                                           1               1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    7,918,911 and 7,876,835 shares issued and outstanding
    at December 31, 2000 and 1999                                                                          79              79
  Paid in capital                                                                                     136,358         136,571
  Distributions in excess of net income                                                               (45,561)        (28,887)
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                         90,877         107,764
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                                    $ 487,408       $ 490,069
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)

                                                                                               Year Ended December 31,
                                                                                          2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                        $ 71,457      $ 69,180      $ 66,187
  Percentage rentals                                                                     3,253         3,141         3,087
  Expense reimbursements                                                                30,046        27,910        26,852
  Other income                                                                           4,065         3,785         1,640
---------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                  108,821       104,016        97,766
---------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                    33,623        30,585        29,106
  General and administrative                                                             7,366         7,298         6,669
  Interest                                                                              27,565        24,239        22,028
  Depreciation and amortization                                                         26,218        24,824        22,154
   Asset write-down                                                                      1,800           ---         2,700
---------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                   96,572        86,946        82,657
---------------------------------------------------------------------------------------------------------------------------
Income before gain on disposal or sale of real estate,
   minority interest and extraordinary item                                             12,249        17,070        15,109
(Loss)/gain on disposal or sale of real estate                                          (6,981)        4,141           994
---------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                                   5,268        21,211        16,103
Minority interest                                                                         (956)       (5,374)       (3,944)
---------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                         4,312        15,837        12,159
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $96 and $128                                                ---          (249)         (332)
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                               4,312        15,588        11,827
Less applicable preferred share dividends                                               (1,823)       (1,917)       (1,911)
---------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                            $ 2,489      $ 13,671       $ 9,916
===========================================================================================================================

Basic earnings per common share:
  Income before extraordinary item                                                      $ 0.32        $ 1.77        $ 1.30
  Extraordinary item                                                                       ---         (0.03)        (0.04)
---------------------------------------------------------------------------------------------------------------------------
  Net income                                                                            $ 0.32        $ 1.74        $ 1.26
===========================================================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                                      $ 0.31        $ 1.77        $ 1.28
  Extraordinary item                                                                       ---         (0.03)        (0.04)
---------------------------------------------------------------------------------------------------------------------------
  Net income                                                                            $ 0.31        $ 1.74        $ 1.24
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999, and 1998
                        (In thousands, except share data)
                                                                                                 Distributions       Total
                                                    Preferred        Common    Paid in           in excess of    Shareholders'
                                                     Shares          Shares    Capital           Net Income          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               $ 1          $ 78     $ 137,020       $ (14,980)         $ 122,119
Conversion of 2,419 preferred shares
   into 21,790 common shares                             ---             1            (1)            ---                ---
Issuance of 31,880 common shares upon
   exercise of unit options                              ---           ---           762             ---                762
Repurchase and retirement of 10,000
    common shares                                        ---           ---          (216)            ---               (216)
Compensation under unit Option Plan                      ---           ---           142             ---                142
Adjustment for minority interest in
   the Operating Partnership                             ---           ---          (177)            ---               (177)
Net income                                               ---           ---           ---          11,827             11,827
Preferred dividends ($21.17 per share)                   ---           ---           ---          (1,894)            (1,894)
Common dividends ($2.35 per share)                       ---           ---           ---         (18,524)           (18,524)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                 1            79       137,530         (23,571)           114,039
Conversion of 3,000 preferred shares
  into 27,029 common shares                              ---             1            (1)            ---                ---
Issuance of 500 common shares upon
   exercise of unit options                              ---           ---            12             ---                 12
Repurchase and retirement of 48,300
   common shares                                         ---            (1)         (957)            ---               (958)
Adjustment for minority interest in
   the Operating Partnership                             ---           ---           (13)            ---                (13)
Net income                                               ---           ---           ---          15,588             15,588
Preferred dividends ($21.76 per share)                   ---           ---           ---          (1,918)            (1,918)
Common dividends ($2.42 per share)                       ---           ---           ---         (18,986)           (18,986)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                 1            79       136,571         (28,887)           107,764
Conversion of 4,670 preferred shares
  into 42,076 common shares                              ---           ---           ---             ---                ---
Adjustment for minority interest in
   the Operating Partnership                             ---           ---          (213)            ---               (213)
Net income                                               ---           ---           ---           4,312              4,312
Preferred dividends ($21.87 per share)                   ---           ---           ---          (1,840)            (1,840)
Common dividends ($2.43 per share)                       ---           ---           ---         (19,146)           (19,146)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                               $ 1          $ 79     $ 136,358       $ (45,561)          $ 90,877
=============================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                                                              Year Ended December 31,
                                                                                         2000           1999          1998
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $ 4,312       $ 15,588      $ 11,827
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                      26,218         24,824        22,154
    Amortization of deferred financing costs                                            1,264          1,005         1,076
    Minority interest                                                                     956          5,278         3,816
    Loss on early extinguishment of debt                                                  ---            345           460
    Asset write-down                                                                    1,800            ---         2,700
    Gain on disposal or sale of real estate                                             6,981         (4,141)         (994)
    Gain on sale of outparcels of land                                                   (908)          (687)          ---
    Straight-line base rent adjustment                                                     92           (214)         (688)
    Compensation under Unit Option Plan                                                   ---            ---           195
Increase (decrease) due to changes in:
    Other assets                                                                       (2,138)        (1,181)       (1,956)
    Accounts payable and accrued expenses                                                (274)         2,358        (2,803)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                        38,303         43,175        35,787
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Acquisition of rental properties                                                        ---        (15,500)      (44,650)
  Additions to rental properties                                                      (36,056)       (34,224)      (35,252)
  Additions to deferred lease costs                                                    (2,238)        (1,862)       (1,895)
  Net proceeds from sale of real estate                                                 8,598          1,987         2,561
  Net insurance proceeds from property losses                                           4,046          6,451           ---
  Advances to officer, net                                                                (48)        (2,811)          ---
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                           (25,698)       (45,959)      (79,236)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repurchase of common shares                                                             ---           (958)         (216)
  Cash dividends paid                                                                 (20,986)       (20,904)      (20,418)
  Distributions to minority interest                                                   (7,362)        (7,325)       (7,128)
  Proceeds from mortgages payable                                                      46,160         66,500           ---
  Repayments on mortgages payable                                                      (1,499)       (48,638)       (1,260)
  Proceeds from revolving lines of credit                                             126,435        118,555       152,760
  Repayments on revolving lines of credit                                            (153,900)      (109,255)      (78,065)
  Additions to deferred financing costs                                                (1,322)        (1,030)         (263)
  Proceeds from exercise of unit options                                                  ---             12           762
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                             (12,474)        (3,043)       46,172
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      131         (5,827)        2,723
Cash and cash equivalents, beginning of period                                            503          6,330         3,607
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $ 634          $ 503       $ 6,330
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization of the Company

Tanger Factory Outlet Centers, Inc. (the "Company"), a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. Recognized as one of the largest owners and operators of factory outlet centers in the United States, the Company owned and operated 29 factory outlet centers located in 20 states with a total gross leasable area of approximately 5.2 million square feet at the end of 2000. The Company provides all development, leasing and management services for its centers.

The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership (the "Operating Partnership"). The Company owns the majority of the units of partnership interest issued by the Operating Partnership (the "Units") through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership ("TFLP"), holds the remaining Units as a limited partner. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2000, the Company's wholly owned subsidiaries owned 7,918,911 Units, and 80,600 Preferred Units (which are convertible into approximately 726,203 limited partnership Units) and TFLP owned 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve the Company's status as a REIT, on a one-for-one basis for common shares of the Company. Preferred Units are automatically converted into limited partnership Units to the extent of any conversion of preferred shares of the Company into common shares of the Company.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     Minority Interest - Minority interest reflects TFLP's percentage ownership of the Operating Partnership's Units. Income is allocated to TFLP based on its respective ownership interest.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2000, 1999 and 1998 amounted to $1,020,000, $1,242,000, and
$762,000, and development costs capitalized amounted to $843,000, $1,711,000, and $1,903,000, respectively. Depreciation expense for each of the years ended December 31, 2000, 1999 and 1998 was $24,239,000, $23,095,000, and $20,873,000,
respectively.

     The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to developments under construction when the pre-construction tasks are completed. Costs of potentially unsuccessful pre-construction efforts are charged to operations when the project is abandoned.

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

Accounting for Joint Ventures - Effective August 7, 2000, the Company announced it entered into a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites for the Company. The Company and Mr. Warren agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. The investment in Tanger-Warren is accounted for under the equity method of accounting. Equity in earnings was insignificant in 2000. At December 31, 2000 the Company's investment in Tanger-Warren was approximately $116,000.

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

     Impairment of Long-Lived Assets - Rental property held and used by an entity is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The Company believes that no material impairment existed at December 31, 2000.

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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company adopted FAS 133 on January 1, 2001. Upon adoption on January 1, 2001, the Company recorded a $216,500 loss, net of minority interest, in Other comprehensive income (loss).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Income Taxes - The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for Federal income taxes. The Company paid preferred dividends per share of $21.87, $21.76, and $21.17 in 2000, 1999, and 1998, respectively, all of which are treated as ordinary income. The table below summarizes the common dividends paid per share and the amount representing estimated return of capital.

Common dividends per share:              2000          1999           1998
----------------------------- ---------------- ------------- --------------
Ordinary income                        $ .341        $1.328        $ 1.340
Return of capital                       2.087         1.039          1.010
Long-term capital gain                    ---          .048            ---
----------------------------- ---------------- ------------- --------------
                                       $2.428        $2.415        $ 2.350
============================= ================ ============= ==============

      Effective January 1, 2001, the Company will distribute at least 90% of its taxable income to its shareholders each year on a go forward basis to qualify as a REIT under the Code. The minimum distribution requirements under the Code were changed through the enactment of the Tax Relief Extension Act of 1999.

     Concentration of Credit Risk - The Company's management performs ongoing credit evaluations of its tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2000, 1999 or 1998.

     Supplemental Cash Flow Information - The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2000, 1999 and 1998 amounted to $9,784,000, $6,287,000, and $9,224,000, respectively. Interest paid, net of interest
capitalized,  in  2000,  1999  and  1998  was  $25,644,000,   $23,179,000,   and
$20,690,000, respectively.

     Other assets include a receivable from the sale of real estate of $723,500 as of December 31, 2000 and a property loss receivable of $4.2 million from the Company's property insurance carrier at December 31, 1999.

3.       Disposition of Properties

In June 2000, the Company sold its centers in Lawrence, KS and McMinnville, OR. Net proceeds received from the sales totaled $7.1 million. As a result of the sales, the Company recognized a loss on sale of real estate of $5.9 million. The combined net operating income of these two centers represented approximately 1% of the total portfolio's operating income.

In December 2000, the Company sold the real estate that the Stroud, OK center was located on prior to its destruction in May 1999 by a tornado. The net proceeds for the property of approximately $723,500 were received in January 2001. The land and site work had a net book value of $1.8 million and the Company recognized a loss on sale of real estate of $1,046,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.   Deferred Charges

Deferred charges as of December 31, 2000 and 1999 consist of the following (in thousands):

                                    2000            1999
--------------------------- -------------- ---------------
Deferred lease costs              $12,849         $11,110
Deferred financing costs            6,697           5,866
--------------------------- -------------- ---------------
                                   19,546          16,976
Accumulated amortization           10,980           8,800
--------------------------- -------------- ---------------
                                  $ 8,566         $ 8,176
=========================== ============== ===============

Amortization of deferred lease costs for the years ended December 31, 2000, 1999 and 1998 was $1,578,000, $1,459,000, and $1,019,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying consolidated statements of operations, for the years ended December 31, 2000, 1999 and 1998 was $1,264,000, $1,005,000, and $1,076,000 respectively. During
1999 and 1998, the Company expensed the remaining unamortized financing costs totaling $345,000 and $460,000 related to debt extinguished prior to its respective maturity date. Such amounts are shown as an extraordinary item in the accompanying consolidated statements of operations.

5.   Related Party Notes Receivable

In May 2000, the demand notes receivable totaling $3.4 million from Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, were converted into two separate term notes of which $2.5 million is due from Stanley
K. Tanger and $845,000 is due from Steven B. Tanger, the Company's President and Chief Operating Officer. The notes amortize evenly over five years with principal and interest at a rate of 8% per annum due quarterly. The balances of these notes at December 31, 2000 were $2.1 million and $773,000, respectively.

6.   Asset Write-Down

During November 2000, the Company terminated its contract to purchase an additional twelve acres of land in Dania Beach/Ft. Lauderdale, Florida. Because of this event, the Company wrote off all development costs associated with the exapnsion of its site in Ft. Lauderdale, as well as additional costs associated with various other non-recurring development activities at other sites which were discontinued. The total non-cash, non-recurring charge for abandoned development costs in the fourth quarter of 2000 was $1.8 million.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Long-term Debt

Long-term debt at December 31, 2000 and 1999 consists of the following (in thousands):
                                                                                   2000            1999
------------------------------------------------------------------------- -------------- ---------------
8.75% Senior, unsecured notes, maturing March 2001                             $ 75,000        $ 75,000
7.875% Senior, unsecured notes, maturing October 2004                            75,000          75,000
Mortgage notes with fixed interest:
   9.77%, maturing April 2005                                                    15,099          15,351
   9.125%, maturing September 2005                                                9,120           9,460
   7.875%, maturing April 2009                                                   64,980          65,841
   8.86%, maturing September 2010                                                16,614             ---
Mortgage note with variable interest:

    LIBOR plus 1.75%, maturing July 2005                                         29,500             ---
Term note, unsecured, with variable interest:
    LIBOR plus 2.25%, maturing January 2002                                      20,000             ---
Revolving lines of credit with variable interest rates ranging from either prime less .25% to prime or from LIBOR plus
   1.60% to LIBOR plus 1.80%                                                     41,530          88,995
------------------------------------------------------------------------- -------------- ---------------
                                                                              $ 346,843       $ 329,647
========================================================================= ============== ===============

The Company maintains revolving lines of credit, which provide for borrowing up to $100 million. The agreements expire at various times through the year 2002. Interest is payable based on alternative interest rate bases at the Company's option. Amounts available under these facilities at December 31, 2000 totaled $58.5 million. Certain of the Company's properties, which had a net book value of approximately $137.8 million at December 31, 2000, serve as collateral for the fixed and variable rate mortgages.

The credit agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. All four existing fixed rate mortgage notes are with insurance companies and contain prepayment penalty clauses.

In January 2000, the Company entered into a $20.0 million two year unsecured term loan with interest payable at LIBOR plus 2.25%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On July 28, 2000, the Company entered into a five year collateralized term loan with Wells Fargo Bank for $29.5 million with interest payable at LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On August 29, 2000, the Company entered into a ten year collateralized term loan with Woodmen of the World Life Insurance Society for $16.7 million with interest payable at a fixed rate of 8.86%. The proceeds were used to reduce amounts outstanding under the existing lines of credit.

On September 8, 2000, the Company renewed a $9.2 million collateralized loan with New York Life Insurance Company for five years at a fixed interest rate of 9.125%.

Maturities of the existing long-term debt are as follows (in thousands):

     Year                                     Amount            %
     ---------------------------------- ------------- ------------
     2001                                   $ 76,880           22
     2002                                     63,696           18
     2003                                      2,596            1
     2004                                     77,826           22
     2005                                     51,376           15
     Thereafter                               74,469           22
     ---------------------------------- ------------- ------------
                                           $ 346,843          100
     ================================== ============= ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Derivatives and Fair Value of Financial Instruments

In December 2000, the Company entered an interest rate swap agreement effective through January 2003 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97%. At December 31, 2000, the Company would have had to pay $152,800 to terminate the agreement.

In January 2000, the Company entered into interest rate swap agreements on notional amounts totaling $20.0 million. These agreements mature in January 2002. In order to fix the interest rate at 8.75%, the Company paid $162,000. At December 31, 2000, the Company would have had to pay $146,700 to terminate these agreements.

In June 1999, the Company terminated an interest rate swap agreement made in October 1998 effective through October 2001 with a notional amount of $20 million that fixed the 30 day LIBOR index at 5.47%.

The impact of all of the above agreements had an insignificant impact on interest expense during 2000, 1998 and 1998.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2000, which is estimated as present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $346.1 million.

9.   Shareholders' Equity

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

The Preferred Shares are convertible at the option of the holder at any time into common shares at a rate equivalent to .901 common shares for each Depositary Share. At December 31, 2000, 726,203 common shares were reserved for the conversion of Depositary Shares. The Preferred Shares and Depositary Shares may be redeemed at the option of the Company, in whole or in part, at a redemption price of $25 per Depositary Share, plus accrued and unpaid dividends.

The Company's Board of Directors has authorized the repurchase of up to $6 million of the Company's common shares. The timing and amount of purchases will be at the discretion of management. The Company purchased no common shares during 2000. During 1999 and 1998, the Company purchased and retired 48,300 and 10,000 common shares at a price of $958,000 and $216,000, respectively. The amount authorized for future repurchases remaining at December 31, 2000 totaled $4.8 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Shareholders' Rights Plan

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

11.  Earnings Per Share

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, for the years ended December 31, 2000, 1999 and 1998 is set forth as follows (in thousands, except per share amounts):

                                                                        2000          1999     1998
---------------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                   $ 4,312      $ 15,837      $ 12,159
  Less applicable preferred share dividends                           (1,823)       (1,917)       (1,911)
---------------------------------------------------------------------------------------------------------
  Income available to common shareholders -
    numerator for basic and diluted earnings per share                 2,489        13,920        10,248
---------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average common shares                                 7,894         7,861         7,886
  Effect of outstanding share and unit options                            28            11           123
---------------------------------------------------------------------------------------------------------
  Diluted weighted average common shares                               7,922         7,872         8,009
---------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                    $ 0.32        $ 1.77        $ 1.30
=========================================================================================================
Diluted earnings per share before extraordinary item                  $ 0.31        $ 1.77        $ 1.28
=========================================================================================================

Options to purchase common shares excluded from the computation of diluted earnings per share during 2000, 1999 and 1998 because the exercise price was greater than the average market price of the common shares totaled 1,270,078, 683,218, and 268,569 shares. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the Units held by TFLP as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a common share.

12.  Employee Benefit Plans

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for these plans been determined for options granted since January 1, 1995 consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                               2000       1999      1998
-------------- ------------- --------- --------- ----------

Net income:    As reported    $4,312    $15,588    $11,827
               Pro forma       4,094     15,387    $11,651

Basic EPS:     As reported    $  .32    $  1.74    $  1.26
               Pro forma      $  .29    $  1.71    $  1.24

Diluted EPS:   As reported    $  .31    $  1.74    $  1.24
               Pro forma      $  .29    $  1.71    $  1.22


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected dividend yields ranging from 10% to 11%; expected lives ranging from 5 years to 7 years; expected volatility ranging from 20% to 23%; and risk-free interest rates ranging from 4.72% to 6.61%.

The Company may issue up to 1,750,000 shares under The Share Option Plan and The Unit Option Plan. The Company has granted 1,537,950 options, net of options forfeited, through December 31, 2000. Under both plans, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant.

Options outstanding at December 31, 2000 have exercise prices between $18.625 and $31.25, with a weighted average exercise price of $23.68 and a weighted average remaining contractual life of 5.8 years.

Unamortized share compensation, which relates to options that were granted at an exercise price below the fair market value at the time of grant, was fully amortized in 1998. Compensation expense recognized during 1998 was $195,000.

A summary of the status of the Company's two plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                                  2000                          1999                   1998
                                         -----------------------      ----------------------  ----------------------
                                                        Wtd Avg                   Wtd Avg                 Wtd Avg
                                         Shares         Ex Price      Shares      Ex Price      Shares    Ex Price
------------------------------------- ------------- ------------- ------------ ------------- ----------- -----------
Outstanding at beginning                 1,280,890     $ 24.63      1,069,060     $ 25.27       874,230     $ 23.76
   of year
Granted                                    240,200       18.63        241,800       22.13       277,600       30.15
Exercised                                                  ---            (500)     23.80       (31,880)      23.91
                                           ---
Forfeited                                  (45,820)      23.72        (29,470)      26.94       (50,890)      26.94
------------------------------------- -------------- ---------- -------------- ----------- ------------- -----------
Outstanding at end of year               1,475,270     $ 23.68      1,280,890     $ 24.63     1,069,060     $ 25.27
------------------------------------- -------------- ---------- -------------- ----------- ------------- -----------
Exercisable at end of year                  888,230    $ 24.28        742,030     $ 24.08       608,520     $ 23.51
Weighted average fair value
   of options granted                        $ 1.20                    $ 1.05                    $ 1.59

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all officers and employees of the Company. The 401(k) Plan permits employees of the Company, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by the Company at a rate of compensation deferred to be determined annually at the Company's discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the third year of employment and 100% vesting after seven years of employment. The employer matching contribution expense for the years 2000, 1999 and 1998 was immaterial.

13.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                     2000         1999         1998
----------------------------- ------------- ------------ ------------
Advertising and promotion          $ 9,114      $ 8,579      $ 9,069
Common area maintenance             13,777       12,296       11,929
Real estate taxes                    7,434        7,396        6,202
Other operating expenses             3,298        2,314        1,906
----------------------------- ------------- ------------ ------------
                                  $ 33,623     $ 30,585     $ 29,106
=====================================================================

14.  Lease Agreements

The Company is the lessor of a total of 1,165 stores in 29 factory outlet centers, under operating leases with initial terms that expire from 2001 to 2018. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under noncancellable operating leases as of December 31, 2000 are as follows (in thousands):

           2001                            $ 67,633
           2002                              58,755
           2003                              44,518
           2004                              32,396
           2005                              18,855
           Thereafter                        42,782
           -----------------------------------------
                                          $ 264,939
           =========================================


15.  Commitments and Contingencies

At December 31, 2000, commitments for construction of new developments and additions to existing properties amounted to $4.0 million. Commitments for construction represent only those costs contractually required to be paid by the Company.

The Company purchased the rights to lease land on which two of the outlet centers are situated for $1,520,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods. Accumulated amortization was $615,000 and $566,000 at December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's noncancellable operating leases, with initial terms in excess of one year, have terms that expire from 2000 to 2085. Annual rental payments for these leases aggregated $2,023,000, $1,481,000, and $1,090,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

          2001                             $ 2,131
          2002                               2,073
          2003                               1,877
          2004                               1,813
          2005                               1,806
          Thereafter                        66,210
          -----------------------------------------
                                          $ 75,910
          =========================================


The Company is also subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will have no material effect on the Company's results of operations or financial condition.

16. Subsequent Event

On February 9, 2001, the Operating Partnership issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% senior, unsecured notes due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002. The interest rate swap agreements associated with this debt were terminated in February 2001 at a cost of $295,200. In addition, approximately $77,000 of unamortized costs related to fixing the interest rate and $103,000 of unamortized debt issuance costs were written off in February 2001. The remaining proceeds were used for general operating purposes.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Tanger Factory Outlet Centers, Inc.
and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated January 18, 2001, except for the information presented in Note 16, for which the dated is March 12, 2001, appearing in the 2000 Form 10-K of Tanger Factory Outlet Centers, Inc. also include an audit of the financial statement schedule, listed in Item 14(a)(2) of this Form 10-K in our opinion, this financial statement schedule presents fairly in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements.



Greensboro, North Carolina
January 18, 2001, except for the information presented in
Note 16 for which the date is March 12, 2001



               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2000
                                 (In thousands)

------------------------------------- ----------- ----------------------- ----- -------------- ------------------------------------
                                                                            Costs Capitalized           Gross Amount Carried
                                                                              Subsequent to                 at Close of
                                                       Initial cost            Acquisition                     Period
          Description                                   to Company            (Improvements)                12/31/00 (1)
------------------------------------- ----------- ----------------------- -------------------- ------------------------------------


                                                              Buildings,            Buildings,               Buildings,
Outlet Center                                                Improvements          Improvements             Improvements
     Name            Location         Encumbrances   Land     & Fixtures     Land   & Fixtures    Land      & Fixtures       Total
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Barstow           Barstow, CA                 --    $3,941      $ 12,533    $ ---      $1,101    $3,941         $13,634     $17,575
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Blowing Rock      Blowing Rock, NC       $ 9,898     1,963         9,424      ---       2,063     1,963          11,487      13,450
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Boaz              Boaz, AL                   ---       616         2,195      ---       2,020       616           4,215       4,831
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Bourne            Bourne, MA                 ---       899         1,361      ---         284       899           1,645       2,544
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Branch            North Branch, MN           ---       247         5,644      249       3,320       496           8,964       9,460
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Branson           Branson, MO                ---     4,557        25,040      ---       6,973     4,557          32,013      36,570
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Casa Grande       Casa Grande, AZ            ---       753         9,091      ---       1,790       753          10,881      11,634
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Clover            North Conway, NH           ---       393           672      ---         246       393             918       1,311
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Commerce I        Commerce, GA             9,120       755         3,511      492       9,277     1,247          12,788      14,035
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Commerce II       Commerce, GA            29,500     1,262        14,046      541      17,527     1,803          31,573      33,376
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Dalton            Dalton, GA              11,506     1,641        15,596      ---          64     1,641          15,660      17,301
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Ft. Lauderdale    Ft. Lauderdale, FL                 9,412         6,986      ---          17     9,412           7,003      16,415
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Gonzales          Gonzales, LA               ---       876        15,895       17       5,008       893          20,903      21,796
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Kittery-I         Kittery, ME              6,547     1,242         2,961      229       1,297     1,471           4,258       5,729
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Kittery-II        Kittery, ME                ---       921         1,835      529         495     1,450           2,330       3,780
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Lancaster         Lancaster, PA           15,099     3,691        19,907      ---      11,110     3,691          31,017      34,708
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
LL Bean           North Conway, NH           ---     1,894         3,351      ---       1,037     1,894           4,388       6,282
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Locust Grove      Locust Grove, GA           ---     2,558        11,801      ---       7,822     2,558          19,623      22,181
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Martinsburg       Martinsburg, WV            ---       800         2,812      ---       1,256       800           4,068       4,868
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Nags Head         Nags Head, NC            6,716     1,853         6,679      ---       1,433     1,853           8,112       9,965
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Pigeon Forge      Pigeon Forge, TN           ---       299         2,508      ---       2,007       299           4,515       4,814
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Riverhead         Riverhead, NY              ---       ---        36,374    6,152      70,854     6,152         107,228     113,380
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
San Marcos        San Marcos, TX          19,543     1,801         9,440       17      30,202     1,818          39,642      41,460
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Sanibel           Sanibel, FL                ---     4,916        23,196      ---       2,524     4,916          25,720      30,636
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Sevierville       Sevierville, TN            ---       ---        18,495      ---      25,713       ---          44,208      44,208
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Seymour           Seymour, IN                ---     1,671        13,249      ---         693     1,671          13,942      15,613
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Terrell           Terrell, TX                ---       778        13,432      ---       4,742       778          18,174      18,952
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
West Branch       West Branch, MI          7,304       350         3,428      121       4,507       471           7,935       8,406
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
Williamsburg      Williamsburg, IA        20,080       706         6,781      716      11,445     1,422          18,226      19,648
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------
                                       $ 135,313  $ 50,795      $298,243   $9,063    $226,827   $59,858        $525,070    $584,928
----------------- ------------------- ----------- --------- ------------- -------- ----------- --------- --------------- ----------

               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2000
                                 (In thousands)

                                              Life Used to
                                                Compute
                                              Depreciation
Outlet Center     Accumulated     Date of       in Income
     Name         Depreciation  Construction    Statement
------------------------------ ------------- --------------
Barstow                $4,103      1995           (2)
------------------------------ ------------- --------------
Blowing Rock            1,236      1997 (3)       (2)
------------------------------ ------------- --------------
Boaz                    1,863      1988           (2)
------------------------------ ------------- --------------
Bourne                    825      1989           (2)
------------------------------ ------------- --------------
Branch                  3,417      1992           (2)
------------------------------ ------------- --------------
Branson                 9,423      1994           (2)
------------------------------ ------------- --------------
Casa Grande             4,639      1992           (2)
------------------------------ ------------- --------------
Clover                    476      1987           (2)
------------------------------ ------------- --------------
Commerce I              4,480      1989           (2)
------------------------------ ------------- --------------
Commerce II             6,261      1995           (2)
------------------------------ ------------- --------------
Dalton                  1,466      1998 (3)       (2)
------------------------------ ------------- --------------
Ft. Lauderdale            307      1999 (3)       (2)
------------------------------ ------------- --------------
Gonzales                7,624      1992           (2)
------------------------------ ------------- --------------
Kittery-I               2,375      1986           (2)
------------------------------ ------------- --------------
Kittery-II              1,019      1989           (2)
------------------------------ ------------- --------------
Lancaster               7,310      1994 (3)       (2)
------------------------------ ------------- --------------
LL Bean                 2,001      1988           (2)
------------------------------ ------------- --------------
Locust Grove            5,464      1994           (2)
------------------------------ ------------- --------------
Martinsburg             2,063      1987           (2)
------------------------------ ------------- --------------
Nags Head               1,097      1997 (3)       (2)
------------------------------ ------------- --------------
Pigeon Forge            1,995      1988           (2)
------------------------------ ------------- --------------
Riverhead              19,150      1993           (2)
------------------------------ ------------- --------------
San Marcos              6,110      1993           (2)
------------------------------ ------------- --------------
Sanibel                 1,956      1998 (3)       (2)
------------------------------ ------------- --------------
Sevierville             4,750      1997 (3)       (2)
------------------------------ ------------- --------------
Seymour                 4,646      1994           (2)
------------------------------ ------------- --------------
Terrell                 5,699      1994           (2)
------------------------------ ------------- --------------
West Branch             3,054      1991           (2)
------------------------------ ------------- --------------
Williamsburg            7,556      1991           (2)
------------------------------ ------------- --------------
                     $122,365
------------------------------ ------------- --------------

(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $583,251,000

(2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.

(3)  Represents year acquired

               TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES

                           SCHEDULE III - (Continued)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                      For the Year Ended December 31, 2000

                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2000 are as follows:

                                              2000             1999              1998
                                     -------------- ---------------- -----------------
        Balance, beginning of year        $566,216         $529,247         $ 454,708
        Acquisition of real estate             ---           15,500            44,650
        Improvements                        39,701           31,343            31,599
        Dispositions and other            (20,989)          (9,874)           (1,710)
                                     -------------- ---------------- -----------------
        Balance, end of year              $584,928         $566,216         $ 529,247
                                     ============== ================ =================


The changes in accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                              2000             1999             1998
                                      -------------- ---------------- ----------------
        Balance, beginning of year       $ 104,511          $84,685         $ 64,177
        Depreciation for the period         24,239           23,095           20,873
        Dispositions and other              (6,385)          (3,269)            (365)
                                      -------------- ---------------- ----------------
        Balance, end of year              $122,365         $104,511         $ 84,685
                                      ============== ================ ================
