Form 10-K/A
period 2000-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2001-04-02
CIK 899715

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                    Commission file number 1-11986

                  TANGER FACTORY OUTLET CENTERS, INC.
        (Exact name of Registrant as specified in its charter)


            North Carolina                          56-1815473
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

         3200 Northline Avenue
              Suite 360                             (336) 292-3010
         Greensboro, NC 27408
  (Address of principal executive offices)  (Registrant's telephone number)

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

          10.15     Form of Senior Indenture. (Note 5)

          10.16 Form of First Supplemental Indenture (to Senior Indenture). (Note 5)

          10.16A Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Note 7)

          10.17     Promissory Note 05/16/2000. (Note 12)

          10.18     Promissory Note 05/16/2000. (Note 12)

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

          12. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TANGER FACTORY OUTLET CENTERS, INC.

                                     By:/s/ Stanley K. Tanger
                                        ----------------------------------------
                                          Stanley K. Tanger
                                          Chairman of the Board and
                                          Chief Executive Officer

March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                       Title                             Date

/s/ Stanley K. Tanger           Chairman of the Board and Chief   March 30, 2001
- ---------------------
Stanley K. Tanger               Executive Officer (Principal
                                Executive Officer)

/s/ Steven B. Tanger            Director, President and           March 30, 2001
- --------------------
Steven B. Tanger                Chief Operating Officer

/s/ Frank C. Marchisello, Jr.   Senior Vice President and         March 30, 2001
- -----------------------------
Frank C. Marchisello, Jr.       Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

/s/ Jack Africk                 Director                          March 30, 2001
- ---------------
Jack Africk

/s/ William G. Benton           Director                          March 30, 2001
- ---------------------
William G. Benton

/s/ Thomas E. Robinson          Director                          March 30, 2001
- ----------------------
Thomas E. Robinson