Form 10-Q
period 2001-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2001-05-14
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        7,918,911 shares of Common Stock,
                  $.01 par value, outstanding as of May 1, 2001

                       TANGER FACTORY OUTLET CENTERS, INC.

                                    Index

                          Part I. Financial Information

                                                                     Page Number

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
            For the three months ended March 31, 2001 and 2000             3

         Consolidated Balance Sheets
            As of March 31, 2001 and December 31, 2000                     4

         Consolidated Statements of Cash Flows
            For the three months ended March 31, 2001 and 2000             5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9



                                             Part II. Other Information

Item 1.  Legal proceedings                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            2001            2000
-----------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
REVENUES
  Base rentals                                                                           $18,278         $17,458
  Percentage rentals                                                                         351             453
  Expense reimbursements                                                                   7,571           6,963
  Other income                                                                               520             943
-----------------------------------------------------------------------------------------------------------------
       Total revenues                                                                     26,720          25,817
-----------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                                       8,697           7,439
  General and administrative                                                               2,069           1,761
  Interest                                                                                 7,633           6,662
  Depreciation and amortization                                                            7,211           6,438
-----------------------------------------------------------------------------------------------------------------
       Total expenses                                                                     25,610          22,300
-----------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                                     1,110           3,517
Minority interest                                                                           (185)           (848)
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                             925           2,669
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                                          (130)            ---
-----------------------------------------------------------------------------------------------------------------
Net income                                                                                   795           2,669
Less applicable preferred share dividends                                                   (442)           (466)
-----------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                                 $353          $2,203
=================================================================================================================

Basic earnings per common share:
  Income before extraordinary item                                                          $.06            $.28
  Extraordinary item                                                                        (.02)            ---
-----------------------------------------------------------------------------------------------------------------
  Net income                                                                                $.04            $.28
=================================================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                                          $.06            $.28
  Extraordinary item                                                                        (.02)            ---
-----------------------------------------------------------------------------------------------------------------
  Net income                                                                                $.04            $.28
=================================================================================================================

Dividends paid per common share                                                             $.61            $.61
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)

                                                                                                 March 31,     December 31,
                                                                                                   2001            2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
ASSETS
Rental Property
Land                                                                                               $59,858         $59,858
Buildings, improvements and fixtures                                                               529,244         505,554
Developments under construction                                                                        ---          19,516
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   589,102         584,928
Accumulated depreciation                                                                          (128,976)       (122,365)
---------------------------------------------------------------------------------------------------------------------------
Rental property, net                                                                               460,126         462,563
Cash and cash equivalents                                                                              214             634
Deferred charges, net                                                                               11,549           8,566
Other assets                                                                                        12,813          15,645
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $484,702        $487,408
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites
Long-term debt
Senior, unsecured notes                                                                           $175,000        $150,000
Mortgages payable                                                                                  158,858         135,313
Term note, unsecured                                                                                   ---          20,000
Lines of credit                                                                                     21,427          41,530
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   355,285         346,843
Construction trade payables                                                                          6,853           9,784
Accounts payable and accrued expenses                                                               11,343          12,807
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  373,481         369,434
---------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                   25,223          27,097
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred shares, $.01 par value, 1,000,000 shares authorized,
80,600 shares issued and outstanding at March 31, 2001
and December 31, 2000                                                                                    1               1
Common shares, $.01 par value, 50,000,000 shares authorized,
7,918,911 shares issued and outstanding at March 31, 2001
and December 31, 2000                                                                                   79              79
Paid in capital                                                                                    136,361         136,358
Distributions in excess of net income                                                              (50,018)        (45,561)
Accumulated other comprehensive loss                                                                  (425)            ---
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                          85,998          90,877
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                        $484,702        $487,408
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                  2001                2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                        $795              $2,669
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                                                7,211               6,438
    Amortization of deferred financing costs                                                       633                 288
    Minority interest                                                                              (28)                848
    Loss on early extinguishment of debt, net of minority interest                                 130                 ---
    Straight-line base rent adjustment                                                             104                   9
Increase (decrease) due to changes in:
    Other assets                                                                                 1,576                 428
    Accounts payable and accrued expenses                                                       (1,889)             (1,059)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activites                                                   8,532               9,621
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                                (7,071)             (5,417)
  Additions to deferred lease costs                                                               (700)               (609)
  Insurance proceeds from casualty losses                                                          ---               4,046
  Proceeds from sale of real estate                                                                723                 ---
  Repayments from (advances to) officers                                                           318                (411)
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                     (6,730)             (2,391)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                           (5,252)             (5,230)
  Distributions to minority interest                                                            (1,843)             (1,835)
  Proceeds from issuance of debt                                                               169,804              31,578
  Repayments of debt                                                                          (161,362)            (31,608)
  Additions to deferred financing costs                                                         (3,569)               (438)
---------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                                     (2,222)             (7,533)
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (420)               (303)
Cash and cash equivalents, beginning of period                                                     634                 503
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                          $214                $200
===========================================================================================================================

Supplemental  schedule of non-cash investing  activities:
The  Company   purchases   capital   equipment  and  incurs  costs  relating  to
construction  of  new  facilities,   including  tenant   finishing   allowances.
Expenditures  included in  construction  trade payables as of March 31, 2001 and
2000 amounted to $6,853 and $6,372, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1. Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

2. Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

3. Development of Rental Properties

During the first quarter of 2001, we opened 47,000 square feet of expansion space in our center in San Marcos, Texas. Currently, we have an additional 50,000 square feet under construction in San Marcos, which is scheduled to open during the third quarter of 2001.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2001 and 2000 amounted to $371,000 and $238,000, respectively.

4. Long-Term Debt

On February 9, 2001, the Operating Partnership issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24.0 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001,  we entered  into an eight  year  collateralized  loan with John
Hancock Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

At March 31, 2001, we had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $78.6 million was available for additional borrowings.

5. Accounting Change - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). The cumulative effect of the change in accounting principle related to the adoption of FAS 133 resulted in the recognition of a $216,500 loss, net of minority interest of $83,000, to accumulated other comprehensive income on the date of adoption. As discussed in Note 4, certain interest rate swap agreements were terminated during the quarter and the other comprehensive loss totaling $106,000, net of minority interest of $41,000, recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our sole remaining interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2001, the fair value of the hedge is recorded as a liability of $588,000. For the three months ended March 31, 2001, the change in the fair value of the remaining derivative instrument was recorded as a $314,000 loss, net of minority interest of $121,000, to accumulated other comprehensive income.

Total comprehensive income for the three months ended March 31, 2001 is as follows (in thousands):

Net income                                                                       $ 795
Other comprehensvie income (loss):
Cumulative effect adjustment of FAS 133 adoption,
net of minority interest of $83                                      (217)
Reclassification to earnings on termination of cash flow hedge,
net of minority interest of $41                                       106
Change in fair value of cash flow hedge,
net of minority interest of $121                                     (314)
----------------------------------------------------------------------------------------
Other comprehensive (loss)                                           (425)
----------------------------------------------------------------------------------------
Total comprehensive income                                                        $ 370
----------------------------------------------------------------------------------------

6. Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         2001         2000
-----------------------------------------------------------------------------------------------------------
Numerator:
Income before extraordinary item                                                         $925       $2,669
Less applicable preferred share dividends                                                (442)        (466)
-----------------------------------------------------------------------------------------------------------
Income available to common shareholders -
numerator for basic and diluted earnings per share                                        483        2,203
-----------------------------------------------------------------------------------------------------------
Denominator:
Basic weighted average common shares                                                    7,919        7,877
Effect of outstanding share and unit options                                               35            6
-----------------------------------------------------------------------------------------------------------
Diluted weighted average common shares                                                  7,954        7,883
-----------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                                       $.06         $.28
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share before extaordinary item                                      $.06         $.28
-----------------------------------------------------------------------------------------------------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded for the three months ended March 31, 2001 and 2000 totaled 1,246,870 and 1,280,840, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited, consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three months ended March 31, 2001 with the three months ended March 31, 2000. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

General Overview

At March 31, 2001, we owned 29 centers in 20 states totaling 5.3 million square feet compared to 31 centers in 22 states totaling 5.2 million square feet at March 31, 2000. Since March 31, 2000, we have expanded five centers, increasing GLA by approximately 277,000 square feet. In addition, we sold two centers totaling 186,000 square feet during June 2000.

During the first quarter of 2001, we opened 47,000 square feet of expansion space in our center in San Marcos, Texas. Currently, we have an additional 50,000 square feet under construction in San Marcos, which is scheduled to open during the third quarter of 2001.

A summary of the operating results for the three months ended March 31, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                2001           2000
----------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                              5,282          5,191
Weighted average GLA (000's) (1)                                               5,255          5,168
Outlet centers in operation                                                       29             31
Centers disposed of or sold                                                      ---            ---
Centers expanded                                                                   1            ---
States operated in at end of period                                               20             22
Occupancy percentage at end of period                                             95%            95%

Per square foot
Revenues
  Base rentals                                                                 $3.48          $3.38
  Percentage rentals                                                             .07            .09
  Expense reimbursements                                                        1.44           1.35
  Other income                                                                   .10            .18
----------------------------------------------------------------------------------------------------
    Total revenues                                                              5.09           5.00
----------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                            1.66           1.44
  General and administrative                                                     .39            .34
  Interest                                                                      1.45           1.29
  Depreciation and amortization                                                 1.37           1.25
----------------------------------------------------------------------------------------------------
    Total expenses                                                              4.87           4.32
----------------------------------------------------------------------------------------------------

Income before minority interest and extraordinary item                          $.22           $.68
----------------------------------------------------------------------------------------------------
(1) GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Base rentals increased $820,000, or 5%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions completed since March 31, 2000 in the five centers mentioned above in the General Overview. Base rent per weighted average GLA increased by $.10 per square foot from $3.38 per square foot in the first three months of 2000 compared to $3.48 per square foot in the first three months of 2001. The increase is the result of the expansions and the sale of the Lawrence, Kansas and McMinnville, Oregon centers in June 2000 which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $102,000, and on a weighted average GLA basis, decreased $.02 per square foot in 2001 compared to 2000. For the three months ended March 31, 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2000, decreased by 3% when compared to the first three months of 2000. This decrease is due in part to the negative impact of severe winter weather on tenant sales, particularly at our centers located in the northeast and the effect of the San Marcos, TX expansion on that center's existing-store sales. Reported same-space sales for the rolling twelve months ended March 31, 2001, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased to $284, or 5%, reflecting the continued success of the our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 94% in 2000 to 87% in 2001 primarily as a result of increases in certain non-reimbursable expenses.

Other income decreased $423,000 in 2001 compared to 2000 primarily due to the recognition of $493,000 in business interruption insurance proceeds relating to the Stroud, Oklahoma center in 2000. The business interruption insurance proceeds were received when the Stroud center was destroyed by a tornado in May 1999 and were fully amortized by June 2000.

Property operating expenses increased by $1,258,000, or 17%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, increased
$.22 per square foot from $1.44 to $1.66. The increases are the result of certain increases in real estate tax assessments, property insurance premiums and higher common area maintenance expenses.

General and administrative expenses increased $308,000, or 17%, in the 2001 period as compared to the 2000 period. Also, as a percentage of total revenues, general and administrative expenses increased from 7% to 8% in the 2000 period compared to the 2001 period and, on a weighted average GLA basis, increased $.05 per square foot from $.34 in 2000 to $.39 in 2001.

Interest expense increased $971,000 during 2001 as compared to 2000 due primarily to our long-term strategy to replace short-term, variable rate debt with long-term collateralized, fixed rate debt and extend our average debt maturities. Also, $295,200 paid to terminate certain interest rate swap agreements during 2001 contributed to the increase in interest expense. Depreciation and amortization per weighted average GLA increased from $1.25 per square foot in the 2000 period to $1.37 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e., over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The extraordinary loss recognized in the 2001 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.5 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by operating activities is due primarily to an increase in interest expense in 2001 when compared to 2000. Net cash used in investing activities was $6.7 and $2.4 million during 2001 and 2000, respectively. Cash used was higher in 2001 primarily due to the increase in cash paid for expansion activities and due to $4.0 million received in insurance proceeds relating to the Stroud center in 2000. Net cash used in financing activities amounted to $2.2 million and $7.5 million during the first three months of 2001 and 2000, respectively.

During the quarter, we added 47,000 square feet to the portfolio in San Marcos, TX. In addition, we currently have approximately 50,000 square feet of expansion space under construction in San Marcos that is scheduled to open during the third quarter of 2001. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.3 million at March 31, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

We are in the early permitting and leasing stages for the development of up to 400,000 square foot outlet center in Myrtle Beach, South Carolina. This center is being developed by Tanger-Warren Development, LLC ("Tanger-Warren"), a joint venture that was formed in August 2000 to identify, acquire and develop sites for us. Based on anticipated successful permitting and pre-leasing, we expect stores to begin opening in late 2002.

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

The developments or expansions that we have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in accretive funds from operations.

On February 9, 2001, the Operating Partnership issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

On March 26, 2001, we entered into a five year collateralized loan with Wells Fargo Bank for $24.0 million at a variable rate of LIBOR plus 1.75%. The proceeds were used to reduce amounts outstanding under existing lines of credit. Additionally on March 26, 2001, we extended the maturity date of our existing $29.5 million term loan with Wells Fargo Bank from July 2005 to March 2006.

On May 1, 2001,  we entered  into an eight  year  collateralized  loan with John
Hancock Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

We intend to retain the ability to raise additional capital, including public debt as described above, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. We maintain revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $78.6 million was available for additional borrowings at March 31, 2001.

After giving effect to the February 2001 debt offering, the Operating Partnership and the Company under joint registration, could issue up to $100 million in additional equity securities. We are currently in the process of amending our shelf registration for the ability to issue up to $200 million in debt and equity securities, respectively. This process will be completed during the second quarter of 2001. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions, the February 2001 bond offering and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

At March 31, 2001, approximately 55% of our outstanding long-term debt represented unsecured borrowings and approximately 63% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2001 was 8.9%.

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

On April 12, 2001, our Board of Directors declared a $.61 cash dividend per common share payable on May 15, 2001 to each shareholder of record on April 30, 2001, and caused a $.61 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5496 per preferred depositary share payable on May 15, 2001 to each shareholder of record on April 30, 2001.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2001, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2001, we would have paid approximately $588,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount to be paid by us $426,000 to approximately $1,014,000. The fair value is based on dealer quotes, considering current interest rates.

The fair value of long-term fixed interest rate debt is subject to market risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2001 was $358.9 million and its recorded value was $355.3 million. A 1% increase from prevailing interest rates at March 31, 2001 would result in a decrease in fair value of total long-term debt by approximately $7.9 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, we adopted FAS 133 on January 1, 2001. Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $216,500, net of minority interest of $83,000, in other comprehensive income (loss). At March 31, 2001 in accordance with the provisions of FAS 133, our sole interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2001, the fair value of the hedge is recorded as a liability of $588,000.

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

Below is a calculation of funds from operations for the three months ended March 31, 2001 and 2000 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                    2001          2000
-------------------------------------------------------------------------------------------------------
Funds from Operations:
Net income                                                                          $795        $2,669
Adjusted for:
Extraordinary item - loss on early extinguishment of debt                            130           ---
Minority interest                                                                    185           848
Depreciation and amortization uniquely significant to real estate                  7,122         6,378
-------------------------------------------------------------------------------------------------------
Funds from operations before minority interest                                    $8,232        $9,895
=======================================================================================================

Cash flows provided by (used in):
   Operating activites                                                            $8,532        $9,621
      Investing activities                                                       $(6,730)      $(2,391)
   Financing activities                                                          $(2,222)      $(7,533)

Weighted average shares outstanding (1)                                           11,713        11,684
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

As part of our strategy of aggressively managing our assets, we are strengthening the tenant base in several of our centers by adding strong new anchor tenants, such as Polo, Nike, GAP, Tommy Hilfiger and Nautica. To accomplish this goal, stores may remain vacant for a longer period of time in order to recapture enough space to meet the size requirement of these upscale, high volume tenants. As of March 31, 2001, our centers were 95% occupied.

Approximately 29% of our lease portfolio is scheduled to expire during the next two years. Approximately, 675,000 square feet of space is up for renewal during 2001 and approximately 868,000 square feet will come up for renewal in 2002. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of March 31, 2001, we have renewed approximately 325,000 square feet, or 48% of the square feet scheduled to expire in 2001. The existing tenants have renewed at an average base rental rate approximately 7% higher than the expiring rate. We also re-tenanted 101,000 square feet of vacant space during the first three months of 2001 at an 8% increase in the average base rental rate from that which was previously charged. Consistent with our long-term strategy of remerchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Operating Partnership is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Company or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 The senior indenture, dated as of March 1, 1996, among Tanger Properties Limited Partnership, as Issuer, Tanger Factory Outlet Centers, Inc., a Guarantor, and State Street Bank and Trust Company, as Trustee incorporated by reference to Tanger Properties Limited Partnership Form 8-K dated January 31, 2001.

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the three months ended March 31, 2001:

     Current Report on Form 8-K dated January 29, 2001 to file the press release of the year ending December 31, 2000 financial results.

     Current Report on Form 8-K dated February 16, 2001 to report the completion of a 9.125% $100 million senior, unsecured bond offering due February 2008 by Tanger Properties Limited Partnership unconditionally guaranteed by Tanger Factory Outlet Centers, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TANGER FACTORY OUTLET CENTERS, INC.

                                 By: /s/  FRANK C. MARCHISELLO, JR.
                                 ----------------------------------
                                 Frank C. Marchisello, Jr.
                                 Senior Vice President, Chief Financial Officer





DATE: May 14, 2001