Form 10-Q
period 2001-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2001-08-13
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    7,929,711 Common Shares, $.01 par value,
                        outstanding as of August 1, 2001

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                    Page Number

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements of Operations

       For the three and six months ended June 30, 2001 and 2000           3

  Consolidated Balance Sheets

       As of June 30, 2001 and December 31, 2000                           4

  Consolidated Statements of Cash Flows

       For the six months ended June 30, 2001 and 2000                     5

  Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 9



                           Part II. Other Information

Item 1.  Legal proceedings                                                18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signatures                                                                18

                                        TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                                                              Three Months Ended              Six Months Ended
                                                                                   June 30,                       June 30,
                                                                               2001         2000              2001        2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                   (unaudited)
REVENUES
  Base rentals                                                             $ 18,564     $ 17,962          $ 36,842    $ 35,420
  Percentage rentals                                                            499          551               850       1,004
  Expense reimbursements                                                      7,701        7,384            15,272      14,347
  Other income                                                                  557        1,393             1,077       2,336
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        27,321       27,290            54,041      53,107
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                          8,958        8,268            17,655      15,707
  General and administrative                                                  2,016        1,866             4,085       3,627
  Interest                                                                    7,658        6,937            15,291      13,599
  Depreciation and amortization                                               6,926        6,537            14,137      12,975
-------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        25,558       23,608            51,168      45,908
-------------------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate,
   minority interest and extraordinary item                                   1,763        3,682             2,873       7,199
Loss on sale of real estate                                                     ---       (5,935)              ---      (5,935)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest and extraordinary item                 1,763       (2,253)            2,873       1,264
Minority interest                                                              (365)         756              (550)        (92)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                       1,398       (1,497)            2,323       1,172
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                              ---          ---              (130)        ---
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             1,398       (1,497)            2,193       1,172
Less applicable preferred share dividends                                      (443)        (467)             (885)       (933)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                            $ 955     $ (1,964)          $ 1,308       $ 239
===============================================================================================================================

Basic earnings per common share:
  Income (loss) before extraordinary item                                     $ .12       $ (.25)            $ .18       $ .03
  Extraordinary item                                                            ---          ---              (.02)        ---
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                           $ .12       $ (.25)            $ .16       $ .03
===============================================================================================================================

Diluted earnings per common share:
  Income (loss) before extraordinary item                                     $ .12       $ (.25)            $ .18       $ .03
  Extraordinary item                                                            ---          ---              (.02)        ---
-------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                           $ .12       $ (.25)            $ .16       $ .03
===============================================================================================================================

Dividends paid per common share                                               $ .61        $ .61            $ 1.22      $ 1.21
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)

                                                                                                 June 30,          December 31,
                                                                                                   2001               2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
ASSETS
  Rental Property
     Land                                                                                           $ 59,858           $ 59,858
     Buildings, improvements and fixtures                                                            533,823            505,554
     Developments under construction                                                                     ---             19,516
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     593,681            584,928
     Accumulated depreciation                                                                       (135,472)          (122,365)
--------------------------------------------------------------------------------------------------------------------------------
     Rental property, net                                                                            458,209            462,563
Cash and cash equivalents                                                                                216                634
Deferred charges, net                                                                                 12,130              8,566
Other assets                                                                                          14,422             15,645
--------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                  $ 484,977          $ 487,408
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
     Senior, unsecured notes                                                                       $ 175,000          $ 150,000
     Mortgages payable                                                                               177,823            135,313
     Term note, unsecured                                                                                ---             20,000
     Lines of credit                                                                                   7,413             41,530
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     360,236            346,843
  Construction trade payables                                                                          6,251              9,784
  Accounts payable and accrued expenses                                                               12,452             12,807
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                               378,939            369,434
--------------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                     23,765             27,097
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
     80,600 shares issued and outstanding at June 30, 2001
     and December 31, 2000                                                                                 1                  1
  Common shares, $.01 par value, 50,000,000 shares authorized,
     7,929,211 and 7,918,911 shares issued and outstanding at
     June 30, 2001 and December 31, 2000                                                                  79                 79
  Paid in capital                                                                                    136,522            136,358
  Distributions in excess of net income                                                              (53,894)           (45,561)
  Accumulated other comprehensive loss                                                                  (435)               ---
--------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                       82,273             90,877
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                    $ 484,977          $ 487,408
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                  2001          2000
---------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                                   $ 2,193       $ 1,172
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              14,137        12,975
     Amortization of deferred financing costs                                                      973           603
     Minority interest                                                                             500            92
     Loss on early extinguishment of debt                                                          180           ---
     Loss on sale of real estate                                                                   ---         5,935
     Gain on sale of outparcels of land                                                            ---          (427)
     Straight-line base rent adjustment                                                            172           101
  Increase (decrease) due to changes in:
     Other assets                                                                                 (497)          520
     Accounts payable and accrued expenses                                                        (957)       (1,535)
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activites                                              16,701        19,436
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                               (12,256)      (13,062)
  Additions to deferred lease costs                                                             (1,064)       (1,378)
  Net proceeds from sale of real estate                                                            723         7,848
  Insurance proceeds from casualty losses                                                          ---         4,046
  Repayments from (advances to) officers                                                           645          (571)
---------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                (11,952)       (3,117)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                          (10,526)      (10,482)
  Distributions to minority interest                                                            (3,693)       (3,678)
  Proceeds from issuance of debt                                                               221,817        60,332
  Repayments of debt                                                                          (208,424)      (62,295)
  Additions to deferred financing costs                                                         (4,533)         (514)
  Proceeds from exercise of unit options                                                           192           ---
---------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                                 (5,167)      (16,637)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (418)         (318)
Cash and cash equivalents, beginning of period                                                     634           503
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 216         $ 185
=====================================================================================================================

     Supplemental  schedule  of  non-cash  investing  activities:   The  Company
purchases  capital  equipment and incurs costs relating to  construction  of new facilities,  including tenant  finishing  allowances.  Expenditures  included in construction  trade payables as of June 30, 2001 and 2000 amounted to $6,251 and
$12,720, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

               TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership, the Company's majority owned limited partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

3.   Development of Rental Properties

During the first six months of 2001, we added 70,600 square feet to the portfolio in San Marcos, Texas. In addition, we have approximately 26,500 square feet of expansion space substantially complete in San Marcos which is scheduled to open during the remainder of 2001.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $114,000 at June 30, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2001 and 2000 amounted to $52,000 and $121,000, respectively, and for the six months ended June 30, 2001 and 2000 amounted to $423,000 and $359,000, respectively.

4.   Debt

On May 1, 2001, we entered into an eight year collateralized loan with John Hancock Life Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

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

At June 30, 2001, we had revolving lines of credit with an unsecured borrowing capacity of $100 million, of which $92.6 million was available for additional borrowings. During the first six months of 2001, we extended the maturity on two $25 million lines of credit from June 30, 2002 to June 30, 2003. Effective July 1, 2001, we reduced our borrowing capacity on one of our lines of credit from $25 million to $10 million, thereby reducing our overall capacity to $85 million. As of June 30, 2001 we had no borrowings under this line of credit.

5.  Accounting Change - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). The cumulative effect of the change in accounting principle related to the adoption of FAS 133 resulted in the recognition of a $216,500 loss, net of minority interest of $83,000, to accumulated other comprehensive income on the date of adoption. As discussed in Note 4, certain interest rate swap agreements were terminated during the first quarter and the other comprehensive loss totaling $106,000, net of minority interest of $41,000, recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our sole remaining interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At June 30, 2001, the fair value of the hedge is recorded as a liability of $602,000. For the three and six months ended June 30, 2001, the change in the fair value of the remaining derivative instrument was recorded as a $10,000 and $324,000 loss, net of minority interest of $4,000 and $125,000, respectively, to accumulated other comprehensive income. Total comprehensive income for the three and six months ended June 30, 2001 is as follows (in thousands):

                                                                         Three Months Ended             Six Months Ended
                                                                           June 30, 2001                  June 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 1,398                       $ 2,193
  Other comprehensvie income (loss):
    Cumulative effect adjustment of FAS 133 adoption,
      net of minority interest of $83                                           ---                          (217)
    Reclassification to earnings on termination of cash flow hedge,
      net of minority interest of $41                                           ---                           106
    Change in fair value of cash flow hedge,
      net of minority interest of $4 and $125                                   (10)                         (324)
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                        (10)                         (435)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                        $ 1,388                       $ 1,758
=================================================================================================================================

6. Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):


                                                                        Three Months Ended                Six Months Ended
                                                                              June 30,                        June 30,
                                                                         2001         2000                2001         2000
----------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income (loss) before extraordinary item                             $ 1,398     $ (1,497)            $ 2,323      $ 1,172
  Less applicable preferred share dividends                              (443)        (467)               (885)        (933)
----------------------------------------------------------------------------------------------------------------------------
  Income (loss) available to common shareholders -
   numerator for basic and diluted earnings per share                   $ 955     $ (1,964)            $ 1,438        $ 239
----------------------------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average common shares                                  7,923        7,877               7,921        7,877
  Effect of outstanding share and unit options                             25           44                  25           20
----------------------------------------------------------------------------------------------------------------------------
  Diluted weighted average common shares                                7,948        7,921               7,946        7,897
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                      $ .12       $ (.25)              $ .18        $ .03
============================================================================================================================
Diluted earnings per share before extaordinary item                     $ .12       $ (.25)              $ .18        $ .03
============================================================================================================================

The computation of diluted earnings per share before extraordinary item excludes options to purchase common shares when the exercise price is greater than the average market price of the common units for the period. Options excluded totaled 1,245,000 and 1,521,000 for the three months ended June 30, 2001 and 2000, respectively, and 1,245,000 and 1,281,000 for the six months ended June 30, 2001 and 2000, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.
<

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited, Consolidated Financial Statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, Consolidated Statements of Operations, including trends that might appear, are not necessarily indicative of future operations.

The discussion of our results of operations reported in the unaudited, Consolidated Statements of Operations compares the three and six months ended June 30, 2001 with the three and six months ended June 30, 2000. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

General Overview

At June 30, 2001, we owned 29 centers in 20 states totaling 5.3 million square feet of GLA compared to 29 centers in 20 states totaling 5.0 million square feet of GLA at June 30, 2000. Since June 30, 2000, we have expanded 3 centers, increasing GLA by approximately 284,000 square feet.

During the first six months of 2001, we added 70,600 square feet to the portfolio in San Marcos, TX. Currently, we have an additional 26,500 square feet of expansion space substantially complete in San Marcos, TX, which is scheduled to open during the remainder of 2001.

A summary of the operating results for the three and six months ended June 30, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                                         2001        2000              2001        2000
------------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                       5,306       5,021             5,306       5,021
Weighted average GLA (000's) (1)                                        5,294       5,176             5,274       5,171
Outlet centers in operation                                                29          29                29          29
Centers sold                                                              ---           2               ---           2
Centers expanded                                                            1         ---                 1         ---
States operated in at end of period                                        20          20                20          20
Occupancy percentage at end of period                                     94%         95%               94%         95%

Per square foot
Revenues
  Base rentals                                                         $ 3.51      $ 3.47            $ 6.99      $ 6.85
  Percentage rentals                                                      .09         .11               .16         .19
  Expense reimbursements                                                 1.45        1.43              2.90        2.77
  Other income                                                            .11         .27               .20         .45
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                      5.16        5.28             10.25       10.26
------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                     1.69        1.60              3.35        3.04
  General and administrative                                              .38         .36               .77         .70
  Interest                                                               1.45        1.34              2.90        2.63
  Depreciation and amortization                                          1.31        1.26              2.68        2.51
------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                      4.83        4.56              9.70        8.88
------------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate,
  minority interest and extraordinary item                              $ .33       $ .72             $ .55      $ 1.38
========================================================================================================================
(1)  GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

Base rentals increased $602,000, or 3%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions discussed in the General Overview above since June 30, 2000. Base rent per weighted average GLA increased by $.04 per square foot from $3.47 per square foot in the three months ended June 30, 2000 to $3.51 per square foot in the three months ended June 30, 2001. The increase is the result of the sale of the Lawrence, Kansas and McMinnville, Oregon centers in June 2000 which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $52,000, and on a weighted average GLA basis, decreased $.02 per square foot in 2001 compared to 2000.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 89% in 2000 to 86% in 2001 primarily as a result of higher operating costs and other non-reimbursable expenses and a 1% decrease in occupancy rate for the 2001 period compared to the 2000 period.

Other income decreased $836,000 in 2001 compared to 2000 primarily due to the recognition in the 2000 period of gains on sale of land outparcels totaling $427,000 and the recognition of $493,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center which was destroyed by a tornado in May 1999.

Property operating expenses increased by $690,000, or 8%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, increased $.09 per square foot from $1.60 to $1.69. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased by $150,000, or 8%, in the 2001 period as compared to the 2000 period and, as a percentage of total revenues, were approximately 7% of total revenues in both the 2001 and 2000 periods.

Interest expense increased $721,000 during the 2001 period as compared to the 2000 period. Our strategy to replace short-term, variable rate debt with long-term, fixed rate debt and extend our average debt maturities has resulted in an overall higher interest rate on outstanding debt. Depreciation and amortization per weighted average GLA increased slightly from $1.26 per square foot in the 2000 period to $1.31 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

Base rentals increased $1.4 million, or 4%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions completed since June 30, 2000, as mentioned in the General Overview above. Base rent per weighted average GLA increased by $.14 per square foot from $6.85 per square foot in the six months ended June 30, 2000 to $6.99 per square foot in the six months ended June 30, 2001. The increase is the result of the sale of the Lawrence, Kansas and McMinnville, Oregon centers in June 2000 which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $154,000, and on a weighted average GLA basis, decreased $.03 per square foot in 2001 compared to 2000. For the first six months of 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2000, decreased by 3% when compared to the first six months of 2000. This comparison was significantly impacted by severe winter weather during the first quarter of 2001, particularly at our centers located in the northeast and the effect of the San Marcos expansion on that center's existing-store sales. Reported same-space sales for the rolling twelve months ended June 30, 2001, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 3% to $286, reflecting the continued success of the our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 91% in 2000 to 87% in 2001 primarily as a result of higher operating costs and other non-reimbursable expenses and a 1% decrease in occupancy rate for the 2001 period compared to the 2000 period.

Other income decreased $1.3 million in 2001 compared to 2000 primarily due to the recognition in 2000 of gains on sale of land outparcels totaling $427,000 and the recognition of $985,000 of business interruption insurance proceeds relating to the Stroud, Oklahoma center which was destroyed by a tornado in May 1999.

Property operating expenses increased by $1.9 million, or 12%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, increased $.31 per square foot from $3.04 to $3.35. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $458,000, or 13%, in the 2001 period as compared to the 2000 period and, as a percentage of total revenues, general and administrative expenses were approximately 8% and 7% of total revenues in 2001 and 2000, respectively.

Interest expense increased $1.7 million during the 2001 period as compared to the 2000 period. Our strategy to replace short-term, variable rate debt with long-term, fixed rate debt and extend our average debt maturities has resulted in an overall higher interest rate on outstanding debt. Also, $295,200 paid to terminate certain interest rate swap agreements during the first quarter of 2001 contributed to the increase in interest expense. Depreciation and amortization per weighted average GLA increased $.17 from $2.51 per square foot in the 2000 period to $2.68 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The extraordinary loss recognized in the 2001 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $16.7 million and $19.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided by operating activities is due primarily to an increase in interest expense in 2001 when compared to 2000. Net cash used in investing activities was $12.0 million and $3.1 million during 2001 and 2000, respectively. Net cash used was lower in 2000 primarily due to the $4.0 million received in insurance proceeds relating to the Stroud, Oklahoma center and $7.8 million received in net proceeds for the sale of our centers in Lawrence and McMinnville. Net cash used in financing activities decreased to $5.2 million during the first six months of 2001 from $16.6 million in 2000 due to the net issuance of $13.3 million in long-term debt in the 2001 period versus a repayment of $2.0 million in the 2000 period, offset by $4.5 million used for deferred financing costs mainly related to the February 2001 bond offering.

During the quarter, we added 70,600 square feet to the portfolio in San Marcos, TX. In addition, we currently have approximately 26,500 square feet of expansion space substantially complete in San Marcos that is scheduled to open during the remainder of 2001. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $114,000 at June 30, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Future Developments

We are in the permitting and leasing stages for the development of up to a 400,000 square foot outlet center in Myrtle Beach, South Carolina. This center is being developed by Tanger-Warren Development, LLC ("Tanger-Warren"), a joint venture that was formed in August 2000 to identify, acquire and develop sites for us. Based on anticipated successful permitting and pre-leasing, we expect stores to begin opening in late 2002.

We have an option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts. Based on tenant demand, we plan to develop a new 250,000 square foot outlet center. The entire site will contain more than 750,000 square feet of mixed-use entertainment, retail, office and residential community built in the style of a Cape Cod Village. Obtaining appropriate approvals from local and state planning authorities for the project continues to be a challenge that currently prohibits us from estimating store openings.

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

Financing Arrangements

On May 1, 2001, we entered into an eight year collateralized loan with John Hancock Life Insurance Company for $19.45 million at a fixed rate of 7.98%. The proceeds were used to reduce amounts outstanding under existing lines of credit.

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

We intend to retain the ability to raise additional capital, including public debt as described above, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. We maintain revolving lines of credit that provide for unsecured borrowings up to $100 million, of which $92.6 million was available for additional borrowings at June 30, 2001. During the first six months of 2001, we extended the maturity on two $25 million lines of credit from June 30, 2002 to June 30, 2003. Effective July 1, 2001, we reduced our borrowing capacity on one of our lines of credit from $25 million to $10 million, thereby reducing our overall capacity to $85 million. As of June 30, 2001, we had no borrowings under this line of credit.

During the second quarter, we amended our shelf registration for the ability to issue up to $200 million in debt and $200 million in equity securities. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions, the February 2001 bond offering and funds available under the shelf registration, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2001.

At June 30, 2001, approximately 51% of our outstanding long-term debt represented unsecured borrowings and approximately 59% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the six months ended June 30, 2001 was 8.9%.

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

On July 12, 2001, our Board of Directors declared a $.61 cash dividend per common share payable on August 15, 2001 to each shareholder of record on July 31, 2001, and caused a $.61 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5496 per preferred depositary share payable on August 15, 2001 to each shareholder of record on July 31, 2001.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2001, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2001, we would have paid approximately $602,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us $383,000 to approximately $985,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total debt at June 30, 2001 was $359.0 million and the recorded value was $360.2 million. A 1% increase from prevailing interest rates at June 30, 2001 would result in a decrease in fair value of total debt by approximately $13.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, we adopted FAS 133 on January 1, 2001. Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $216,500, net of minority interest of $83,000, in other comprehensive income (loss). At June 30, 2001 in accordance with the provisions of FAS 133, our sole interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At June 30, 2001, the fair value of the hedge is recorded as a liability of $602,000.

The FASB also issued Statement of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("FAS 141") and ("FAS 142"), respectively on June 29, 2001. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. FAS 142 is required to be adopted beginning January 1, 2002. We currently do not have any assets identified as either goodwill or intangible assets.

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

Below is a calculation of FFO for the three and six months ended June 30, 2001 and 2000 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                          June 30,
                                                                         2001           2000             2001           2000
------------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income (loss)                                                    $ 1,398       $ (1,497)         $ 2,193        $ 1,172
  Adjusted for:
     Extraordinary item - loss on early extinguishment of debt             ---            ---              130            ---
     Minority interest                                                     365           (756)             550             92
     Depreciation and amortization uniquely significant to real estate   6,860          6,475           13,982         12,853
     Loss on sale of real estate                                           ---          5,935              ---          5,935
------------------------------------------------------------------------------------------------------------------------------
      Funds from operations before minority interest (1)               $ 8,623       $ 10,157         $ 16,855       $ 20,052
==============================================================================================================================
Weighted average shares outstanding (2)                                 11,707         11,722           11,705         11,698
==============================================================================================================================
Cash flows provided by (used in):
  Operating activities                                                                                $ 16,701       $ 19,436
  Investing activities                                                                                 (11,952)        (3,117)
  Financing activities                                                                                  (5,167)       (16,637)
__________________

(1) Includes $427 in gains on sales of outparcels of land for the three and six months ended June 30, 2000 and $493 and $985 in business interruption proceeds for the three and six months ended June 30, 2000, respectively.

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

As of January 1, 2001, approximately 29% of our lease portfolio was scheduled to expire during the next two years. Approximately 675,000 square feet of space is up for renewal during 2001 and approximately 868,000 square feet will come up for renewal in 2002. If we are unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2001, we have renewed approximately 450,000 feet, or 67% of the square feet scheduled to expire in 2001. The existing tenants have renewed at an average base rental rate approximately 8% higher than the expiring rate. We also have re-tenanted 163,000 feet of vacant space during the first six months of 2001 at an 8% increase in the average base rental rate from that which was previously charged.

As of June 30, 2001, our centers were 94% occupied compared to 95% occupied as of June 30, 2000. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

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

Item 4.        Submission of Matters to a Vote of Security Holders

On May 18, 2001, we held our Annual Meeting of Shareholders. The matter on which common shareholders voted was the election of five directors to serve until the next Annual Meeting of Shareholders. The results of the voting are shown below:

 Nominees                       Votes For              Votes Against
 --------                       ---------              -------------
 Stanley K. Tanger              7,055,009                 265,203
 Steven B. Tanger               7,234,521                 85,691
 Jack Africk                    7,268,662                 51,550
 William G. Benton              7,281,789                 38,423
 Thomas E. Robinson             7,281,904                 38,308

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

           Exhibit 10.1 The Senior Indenture, dated as of March 1, 1996, among Tanger Properties Limited Partnership, as Issuer, Tanger Factory Outlet Centers, Inc., as Guarantor, and State Street Bank and Trust Company, as Trustee, incorporated by reference to Tanger Properties Limited Partnership Form 8-K dated January 31, 2001.

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



DATE:  August 13, 2001