Form 10-Q
period 2001-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2001-11-14
CIK 899715

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _______________
                                  -------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                    7,929,711 Common Shares, $.01 par value,
                       outstanding as of November 1, 2001

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

  Consolidated Statements of Operations
    For the three and nine months ended September 30, 2001 and 2000           3

  Consolidated Balance Sheets
    As of September 30, 2001 and December 31, 2000                            4

  Consolidated Statements of Cash Flows
    For the nine months ended September 30, 2001 and 2000                     5

  Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial

  Condition and Results of Operations                                        10



                           Part II. Other Information

Item 1.  Legal proceedings                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   20

                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                                                             Three Months Ended             Nine Months Ended
                                                                               September 30,                   September 30,
                                                                              2001         2000              2001        2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                   (Unaudited)
REVENUES
  Base rentals                                                             $ 18,801     $ 17,492          $ 55,643    $ 52,912
  Percentage rentals                                                            598          898             1,448       1,902
  Expense reimbursements                                                      7,240        7,791            22,512      22,138
  Other income                                                                  846        1,165             1,923       3,501
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        27,485       27,346            81,526      80,453
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                          8,448        8,751            26,103      24,458
  General and administrative                                                  2,012        1,862             6,097       5,489
  Interest                                                                    7,546        6,852            22,837      20,451
  Depreciation and amortization                                               7,202        6,537            21,339      19,512
-------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        25,208       24,002            76,376      69,910
-------------------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate,
   minority interest and extraordinary item                                   2,277        3,344             5,150      10,543
Loss on sale of real estate                                                     ---          ---               ---      (5,935)
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                        2,277        3,344             5,150       4,608
Minority interest                                                              (507)        (803)           (1,057)       (895)
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                              1,770        2,541             4,093       3,713
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                              ---          ---              (130)        ---
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    1,770        2,541             3,963       3,713
Less applicable preferred share dividends                                      (443)        (449)           (1,328)     (1,382)
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $ 1,327      $ 2,092           $ 2,635     $ 2,331
===============================================================================================================================

Basic earnings per common share:
  Income before extraordinary item                                            $ .17        $ .26             $ .35       $ .30
  Extraordinary item                                                            ---          ---              (.02)        ---
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                  $ .17        $ .26             $ .33       $ .30
===============================================================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                            $ .17        $ .26             $ .35       $ .29
  Extraordinary item                                                            ---          ---              (.02)        ---
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                  $ .17        $ .26             $ .33       $ .29
===============================================================================================================================

Dividends paid per common share                                               $ .61        $ .61            $ 1.83      $ 1.82
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)

                                                                        September 30,            December 31,
                                                                            2001                      2000
-------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
  Rental Property
    Land                                                                  $ 59,858                  $ 59,858
    Buildings, improvements and fixtures                                   538,342                   505,554
    Developments under construction                                            ---                    19,516
-------------------------------------------------------------------------------------------------------------
                                                                           598,200                   584,928
    Accumulated depreciation                                              (142,182)                 (122,365)
-------------------------------------------------------------------------------------------------------------
    Rental property, net                                                   456,018                   462,563
  Cash and cash equivalents                                                    198                       634
  Deferred charges, net                                                     11,666                     8,566
  Other assets                                                              16,406                    15,645
-------------------------------------------------------------------------------------------------------------
      Total assets                                                       $ 484,288                 $ 487,408
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilites
  Debt
    Senior, unsecured notes                                              $ 175,000                 $ 150,000
    Mortgages payable                                                      177,285                   135,313
    Term note, unsecured                                                       ---                    20,000
    Lines of credit                                                         10,628                    41,530
-------------------------------------------------------------------------------------------------------------
                                                                           362,913                   346,843
  Construction trade payables                                                6,431                     9,784
  Accounts payable and accrued expenses                                     14,191                    12,807
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                    383,535                   369,434
-------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                           22,302                    27,097
-------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    80,600 shares issued and outstanding
    at September 30, 2001 and December 31, 2000                                  1                         1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    7,929,711 and 7,918,911 shares issued and outstanding
    at September 30, 2001 and December 31, 2000                                 79                        79
  Paid in capital                                                          136,529                   136,358
  Distributions in excess of net income                                    (57,403)                  (45,561)
  Accumulated other comprehensive loss                                        (755)                      ---
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            78,451                    90,877
-------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                         $ 484,288                 $ 487,408
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                   Nine Months Ended
                                                                                                    September 30,
                                                                                              2001              2000
----------------------------------------------------------------------------------------------------------------------
                                                                                                    (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                                $ 3,963           $ 3,713
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          21,339            19,512
      Amortization of deferred financing costs                                                1,299               928
      Minority interest                                                                       1,007               895
      Loss on early extinguishment of debt                                                      180               ---
      Loss on sale of real estate                                                               ---             5,935
      Gain on sale of outparcels of land                                                        ---              (908)
      Straight-line base rent adjustment                                                        269               170
  Increase (decrease) due to changes in:
      Other assets                                                                              608              (534)
      Accounts payable and accrued expenses                                                     340               549
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                             29,005            30,260
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                            (16,595)          (25,896)
  Additions to investments in joint ventures                                                 (4,044)              (20)
  Additions to deferred lease costs                                                          (1,232)           (1,894)
  Net proceeds from sale of real estate                                                         723             8,598
  Insurance proceeds from casualty losses                                                       ---             4,046
  Repayments from (advances to) officers                                                      1,422              (358)
----------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                               (19,726)          (15,524)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                       (15,805)          (15,734)
  Distributions to minority interest                                                         (5,543)           (5,520)
  Proceeds from issuance of debt                                                            243,853           140,084
  Repayments of debt                                                                       (227,783)         (132,683)
  Additions to deferred financing costs                                                      (4,638)           (1,184)
  Proceeds from exercise of unit options                                                        201               ---
----------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                                 (9,715)          (15,037)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                      (436)             (301)
Cash and cash equivalents, beginning of period                                                  634               503
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                      $ 198             $ 202
======================================================================================================================

Supplemental schedule of non-cash investing activities:

The Company purchases capital equipment and incurs costs relating to contruction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2001 and 2000 amounted to $6,431 and $13,110, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions and are included in other assets in our Consolidated Balance Sheets. Equity in income
(loss) is included in other income in our Consolidated Statements of Operations.

Certain amounts previously reported for 2000 have been reclassified to conform to classifications used in 2001.

The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

3.   Development of Rental Properties

During the first nine months of 2001, we added 91,100 square feet to the portfolio in San Marcos, Texas. In addition, we have approximately 6,000 square feet of expansion space substantially complete in San Marcos that is scheduled to open during the remainder of 2001.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.1 million at September 30, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2001 and 2000 amounted to $48,000 and $328,000, respectively, and for the nine months
ended   September   30,  2001  and  2000  amounted  to  $471,000  and  $687,000, respectively.

Through our joint venture, TWMB Associates, LLC ("TWMB"), with Rosen-Warren Development LLC, we began construction in September 2001 on the first phase of our 400,000 square foot center in Myrtle Beach, South Carolina. The first phase will consist of approximately 260,000 square feet with stores tentatively expected to begin opening in late 2002.

4.   Investments in Real Estate Joint Ventures

At September 30, 2001, our investment in unconsolidated real estate joint ventures, of which we own 50%, was $4.2 million and is included in other assets. Our investment in real estate joint ventures is reduced by 50% of the profits earned for services we provided for the joint ventures.

The acquisition and development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such transactions will be consummated. On September 17, 2001, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of September 30, 2001, the construction loan had a zero balance. All debt incurred by unconsolidated joint ventures is secured by their respective properties as well as various joint and several guarantees by us and by our respective venture partners.

Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                        September 30,
Balance Sheets                                                2001
--------------------------------------------------------------------------
Assets:
Investment properties at cost, net                                $ 1,986
Cash and cash equivalents                                           5,440
Other assets                                                        2,453
                                                        ------------------
Total Assets                                                      $ 9,879
                                                        ==================

Liabilities and Venturers' Equity:
Accounts payable and other liabilities                            $ 1,249
                                                        ------------------
Total liabilities                                                   1,249
Venturers' equity                                                   8,630

Total liabilities and venturers' equity                           $ 9,879
                                                        ==================


5.   Debt

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

On February 9, 2001, we issued $100 million of 9.125% senior, unsecured notes, maturing on February 15, 2008. The net proceeds of $97 million were used to repay all of the outstanding indebtedness under our $75 million 8.75% notes which were due March 11, 2001. The net proceeds were also used to repay the $20 million LIBOR plus 2.25% term loan due January 2002 with Fleet National Bank and Bank of America. The interest rate swap agreements associated with this loan were terminated at a cost of $295,200 which has been included in interest expense. In addition, approximately $180,000 of unamortized costs were written off as an extraordinary item. The remaining proceeds were used for general operating purposes.

At September 30, 2001, we had revolving lines of credit with an unsecured borrowing capacity of $85 million, of which $74.4 million was available for additional borrowings. During the first nine months of 2001, we extended the maturity on two $25 million lines of credit from June 30, 2002 to June 30, 2003.

On October 3, 2001 we cancelled a $10 million revolving credit facility which reduced our unsecured lines of credit borrowing capacity to $75 million. This credit facility had been reduced from $25 million to $10 million on July 1, 2001. Accordingly, approximately $26,000 of unamortized costs associated with the credit facility will be written off during the fourth quarter of 2001.

6.   Accounting Change - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). Upon adoption we recorded a cumulative effect adjustment of $216,500 loss, net of minority interest of $83,000, in other comprehensive income (loss). As discussed in Note 5, certain interest rate swap agreements were terminated during the first quarter and the other comprehensive loss totaling $106,000, net of minority interest of $41,000, recognized at adoption relating to these agreements was reclassified to earnings. In accordance with the provisions of FAS 133, our sole remaining interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At September 30, 2001, the fair value of the hedge is recorded as a liability of $1,044,000 in accounts payable and accrued expenses. For the three and nine months ended September 30, 2001, the change in the fair value of the remaining derivative instrument was recorded as a $320,000 and $644,000 loss, net of minority interest of $122,000 and $247,000, respectively, to accumulated other comprehensive income. Total comprehensive income for the three and nine months ended September 30, 2001 is as follows (in thousands):

                                                                              Three Months Ended            Nine Months Ended
                                                                              September 30, 2001            September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 1,770                       $ 3,963
  Other comprehensive income (loss):
    Cumulative effect adjustment of FAS 133 adoption,
      net of minority interest of $83                                                  ---                          (217)
    Reclassification to earnings on termination of cash flow hedge,
      net of minority interest of $41                                                  ---                           106
    Change in fair value of cash flow hedge,
      net of minority interest of $122 and $247                                       (320)                         (644)
----------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive loss                                                            (320)                         (755)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                         $ 1,450                       $ 3,208
==================================================================================================================================

7.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):


                                                                            Three Months Ended                  Nine Months Ended
                                                                               September 30,                       September 30,
                                                                           2001           2000                  2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                                      $ 1,770        $ 2,541               $ 4,093        $ 3,713
  Less applicable preferred share dividends                                (443)          (449)               (1,328)        (1,382)
------------------------------------------------------------------------------------------------------------------------------------
  Income available to common shareholders -
    numerator for basic and diluted earnings per share                  $ 1,327        $ 2,092               $ 2,765        $ 2,331
------------------------------------------------------------------------------------------------------------------------------------
Denominator:
  Basic weighted average common shares                                    7,930          7,905                 7,925          7,886
  Effect of outstanding share and unit options                               24             52                    24             27
------------------------------------------------------------------------------------------------------------------------------------
  Diluted weighted average common shares                                  7,954          7,957                 7,949          7,913
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share before extraordinary item                        $ .17          $ .26                 $ .35          $ .30
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share before extaordinary item                       $ .17          $ .26                 $ .35          $ .29
------------------------------------------------------------------------------------------------------------------------------------

The computation of diluted earnings per share before extraordinary item excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 1,243,000 and 663,000 for the three months ended September 30, 2001 and 2000, respectively, and 1,245,000 and 1,276,000 for the nine months ended September 30, 2001 and 2000, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

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

The discussion of our results of operations reported in the unaudited, Consolidated Statements of Operations compares the three and nine months ended September 30, 2001 with the three and nine months ended September 30, 2000. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

General Overview

At September 30, 2001, we owned 29 centers in 20 states totaling 5.3 million square feet of GLA compared to 29 centers in 20 states totaling 5.0 million square feet of GLA at September 30, 2000. Since September 30, 2000, we have expanded our Sevierville, Tennessee; Lancaster, Pennsylvania; and San Marcos, Texas centers, increasing GLA by a net of approximately 322,000 square feet.

During the first nine months of 2001, we added 91,100 square feet to the portfolio in San Marcos, TX. Currently, we have an additional 6,000 square feet of expansion space substantially complete in San Marcos, TX, which is scheduled to open during the remainder of 2001.

Through TWMB, our joint venture with Rosen-Warren Development LLC, we began construction in September 2001 on the first phase of our 400,000 square foot center in Myrtle Beach, SC. The first phase will consist of approximately 260,000 square feet with stores tentatively expected to begin opening in late 2002.

A summary of the operating results for the three and nine months ended September 30, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                        2001        2000              2001        2000
------------------------------------------------------------------------------------------------------------------------
GLA open at end of period (000's)                                       5,326       5,004             5,326       5,004
Weighted average GLA (000's) (1)                                        5,317       5,010             5,289       5,117
Outlet centers in operation                                                29          29                29          29
Centers sold                                                              ---         ---               ---           2
Centers expanded                                                          ---         ---                 1         ---
States operated in at end of period                                        20          20                20          20
Occupancy percentage at end of period                                     95%         95%               95%         95%

Per square foot
  Revenues
  Base rentals                                                         $ 3.54      $ 3.49           $ 10.52     $ 10.34
  Percentage rentals                                                      .11         .18               .27         .37
  Expense reimbursements                                                 1.36        1.56              4.26        4.33
  Other income                                                            .16         .23               .36         .68
------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                       5.17        5.46             15.41       15.72
------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating                                                     1.59      $ 1.75              4.94        4.78
  General and administrative                                              .38         .37              1.15        1.07
  Interest                                                               1.42        1.37              4.32        4.00
  Depreciation and amortization                                          1.35        1.30              4.03        3.81
------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                       4.74        4.79             14.44       13.66
------------------------------------------------------------------------------------------------------------------------
Income before loss on sale of real estate,
  minority interest and extraordinary item                              $ .43       $ .67             $ .97      $ 2.06
------------------------------------------------------------------------------------------------------------------------
(1)  GLA weighted by months of operations.  GLA is not adjusted for fluctuations in occupancy which may occur subsequent to the original opening date.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Base rentals increased $1.3 million, or 7%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions during the fourth quarter of 2000 and continuing into the first half of 2001 in our San Marcos, TX center as mentioned in the General Overview above. Base rent per weighted average GLA increased by $.05 per square foot from $3.49 per square foot in the three months ended September 30, 2000 to $3.54 per square foot in the three months ended September 30, 2001. The increase is mainly attributable to the slightly higher than average base rent in the expanded centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $300,000, and on a weighted average GLA basis, decreased $.07 per square foot in 2001 compared to 2000. September 2001 same-store sales decreased by 5% as a result of the effects on consumer spending caused in part by the tragic events of September 11, 2001. For the first nine months of 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001, decreased by 3% resulting in a decrease in percentage rental income.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 89% in 2000 to 86% in 2001 primarily as a result of higher non-reimbursable expenses.

Other income decreased $319,000 in 2001 compared to 2000. The 2000 period included gains on sales of outparcels of land of $482,000 compared to no outparcel sales in 2001. This decrease was offset in part by higher vending income in 2001.

Property operating expenses decreased by $303,000, or 3%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, decreased $.16 per square foot from $1.75 to $1.59. The decrease is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing.

General and administrative expenses increased by $150,000, or 8%, in the 2001 period as compared to the 2000 period and, as a percentage of total revenues, were approximately 7% of total revenues in both the 2001 and 2000 periods.

Interest expense increased $694,000 during the 2001 period as compared to the 2000 period due primarily to our increased debt levels attributable to the additional 326,000 square feet of development completed since September 2000. Depreciation and amortization per weighted average GLA increased from $1.30 per square foot in the 2000 period to $1.35 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Base rentals increased $2.7 million, or 5%, in the 2001 period when compared to the same period in 2000. The increase is primarily due to the effect of the expansions completed since September 30, 2000, as mentioned in the General Overview above, offset by the loss of rent from the sales of the centers in Lawrence, Kansas and McMinnville, Oregon in June 2000. Base rent per weighted average GLA increased by $.18 per square foot from $10.34 per square foot in the nine months ended September 30, 2000 to $10.52 per square foot in the nine months ended September 30, 2001. The increase is the result of the expansions which had a higher average base rent per square foot compared to the portfolio average and the sales of the centers in Lawrence, KS and McMinnville, OR which had a lower average base rent per square foot compared to the portfolio average.

Percentage rentals decreased $454,000, and on a weighted average GLA basis, decreased $.10 per square foot in 2001 compared to 2000. September 2001 same-store sales decreased by 5% as a result of the effects on consumer spending caused in part by the tragic events of September 11, 2001. For the first nine months of 2001, reported same-store sales, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001, decreased by 3% resulting in a decrease in percentage rental income. Reported same-space sales for the rolling twelve months ended September 30, 2001, defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period, increased 3% to $284, reflecting the continued success of our strategy to re-merchandise selected centers by replacing low volume tenants with high volume tenants. Reported tenant sales for the first nine months of 2001 for all Tanger Outlet Centers increased by 10% to $968 million compared to $880 million in 2000.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased from 90% in 2000 to 86% in 2001 primarily as a result of higher non-reimbursable expenses.

Other income decreased $1.6 million in 2001 compared to 2000. The 2000 period included gains on sales of land outparcels totaling $908,000 and the recognition of business interruption insurance proceeds relating to the Stroud, Oklahoma center totaling $985,000 which were recognized in the first six month of 2000. These items were offset in part by increases in the 2001 period in vending and interest income.

Property operating expenses increased by $1.6 million, or 7%, in the 2001 period as compared to the 2000 period and, on a weighted average GLA basis, increased
$.16 per square foot from $4.78 to $4.94. The increases are the result of certain increases in real estate tax assessments and higher common area maintenance expenses.

General and administrative expenses increased $608,000, or 11%, in the 2001 period as compared to the 2000 period and, as a percentage of total revenues, were approximately 7% of total revenues in both the 2001 and 2000 periods.

Interest expense increased $2.4 million during the 2001 period as compared to the 2000 period due primarily to our increased debt levels attributable to the additional 326,000 square feet of development completed since September 2000. Our strategy to replace short-term, variable rate debt with long-term, fixed rate debt and extend our average debt maturities has resulted in an overall higher interest rate on outstanding debt. Also, $295,200 paid to terminate certain interest rate swap agreements during the first quarter of 2001 contributed to the increase in interest expense. Depreciation and amortization per weighted average GLA increased 6% from $3.81 per square foot in the 2000 period to $4.03 per square foot in the 2001 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

The extraordinary loss recognized in the 2001 period represents the write-off of unamortized deferred financing costs related to debt that was extinguished during the period prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29.0 million and $30.3 million for the nine months ended September 30, 2001 and 2000, respectively. The $1.3 million decrease in cash provided by operating activities is due primarily to an increase in interest expense in 2001 when compared to 2000 offset by a decrease in certain other assets. Net cash used in investing activities was $19.7 million and $15.5 million during 2001 and 2000, respectively. Cash used in investing activities in 2000 was favorably impacted by the receipt of insurance proceeds from casualty losses. Net cash used in financing activities decreased to $9.7 million during the first nine months of 2001 from $15.0 million in 2000 due to the increase in overall debt offset by additions to deferred financing costs related to the February bond offering and other debt issuances during the first nine months of the year.

During the first nine months of 2001, we added 91,100 square feet to the portfolio in San Marcos, TX. Currently, we have an additional 6,000 square feet of expansion space substantially complete in San Marcos, TX, which is scheduled to open during the remainder of 2001. Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.1 million at September 30, 2001. Commitments for construction represent only those costs contractually required to be paid by us.

Future Developments

On September 20, 2001 through TWMB, our joint venture with Rosen-Warren Development LLC, we began construction on the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase will consist of approximately 260,000 square feet and include over 60 brand name outlet tenants. Currently, leases for over 195,000 square feet, or 75% of the first phase are fully executed. Stores are tentatively expected to begin opening in late 2002.

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

At September 30, 2001, approximately 51% of our outstanding long-term debt represented unsecured borrowings and approximately 59% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the nine months ended September 30, 2001 was 8.82%.

We intend to retain the ability to raise additional capital, including public debt as described above, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $200 million in debt and $200 million in equity securities. We may also consider selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities.

We maintain revolving lines of credit that provide for unsecured borrowings up to $85 million, of which $74.4 million was available for additional borrowings at September 30, 2001. During the first nine months of 2001, we extended the maturity on two $25 million lines of credit from June 30, 2002 to June 30, 2003. On October 3, 2001 we cancelled a $10 million revolving credit facility which reduced our unsecured lines of credit borrowing capacity to $75 million. This credit facility had been reduced from $25 million to $10 million on July 1, 2001.

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

On October 12, 2001, our Board of Directors declared a $.61 cash dividend per common share payable on November 15, 2001 to each shareholder of record on October 31, 2001, and caused a $.61 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5496 per preferred depositary share payable on November 15, 2001 to each shareholder of record on October 31, 2001.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As a way to manage interest rate market risk and reduce our current average interest rate, we may repurchase a portion of our public debt from time to time based upon market conditions.

We negotiate fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2001, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2001, we would have paid approximately $1,044,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $314,000 to approximately $1,358,000. The fair value is based on dealer quotes, considering current interest rates.

The fair market value of fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total debt at September 30, 2001 was $362.1 million and the recorded value was $362.9 million. A 1% increase from prevailing interest rates at September 30, 2001 would result in a decrease in fair value of total debt by approximately $12.9 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138, (collectively, "FAS 133"). FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, we adopted FAS 133 on January 1, 2001. Upon adoption on January 1, 2001, we recorded a cumulative effect adjustment of $216,500, net of minority interest of $83,000, in other comprehensive income (loss). At September 30, 2001 in accordance with the provisions of FAS 133, our sole interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At September 30, 2001, the fair value of the hedge is recorded as a liability of $1,044,000 in accounts payable and accrued expenses.

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

On October 4, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which is required to be adopted as of January 1, 2002. FAS 144 addresses the financial accounting and reporting for impairment of long-lived assets and for long-lived assets to be disposed of. We have evaluated the effects of adoption of FAS 144 and have determined that the adoption will have no effect on our results of operations and financial position.

During 2000, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued an exposure draft Statement of Position ("SOP") regarding the capitalization of costs associated with property, plant and equipment. Under the proposed SOP, all property, plant and equipment related costs would be expensed unless the costs are directly identifiable with specific projects. General and administrative and overhead costs which are not payroll or payroll related and not directly related to the project are to be expensed as incurred. The expected effective date of the final SOP is expected in 2002 and currently we are evaluating the effects it may have on our results of operations and financial position.

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

Below is a calculation of FFO for the three and nine months ended September 30, 2001 and 2000 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                               Three Months Ended              Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                                2001         2000              2001         2000
---------------------------------------------------------------------------------------------------------------------------------
Funds from Operations:
  Net income                                                                 $ 1,770      $ 2,541           $ 3,963      $ 3,713
    Adjusted for:
    Extraordinary item - loss on early extinguishment of debt                    ---          ---               130          ---
    Minority interest                                                            507          803             1,057          895
    Depreciation and amortization uniquely significant to real estate          7,133        6,470            21,115       19,323
    Loss on sale of real estate                                                  ---          ---               ---        5,935
---------------------------------------------------------------------------------------------------------------------------------
      Funds from operations before minority interest (1)                     $ 9,410      $ 9,814          $ 26,265     $ 29,866
---------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (2)                                       11,713       11,730            11,708       11,705
---------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in):
  Operating activities                                                                                     $ 29,005     $ 30,260
  Investing activities                                                                                      (19,726)     (15,524)
  Financing activities                                                                                       (9,715)     (15,037)
__________________

(1)  Includes  gain on sales of  outparcels of land of $482 for the three months ended and $908 for the nine months ended September 30, 2000. Also, includes
     $985  in  business   interruption   proceeds  for  the  nine  months  ended
     September30, 2000.

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

As of January 1, 2001, approximately 29% of our lease portfolio was scheduled to expire during the next two years. Approximately 684,000 square feet of space is up for renewal during 2001 and approximately 868,000 square feet will come up for renewal in 2002. If we are unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2001, we have renewed approximately 529,000 feet, or 77% of the square feet scheduled to expire in 2001. The existing tenants have renewed at an average base rental rate approximately 7% higher than the expiring rate. We also have re-tenanted 231,000 feet of vacant space during the first nine months of 2001 at an 11% increase in the average base rental rate from that which was previously charged.

As of September 30, 2001 and 2000, our centers were 95% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Operating Partnership is presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against the Company or the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business.

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



DATE:  November 14, 2001