Form 10-Q
period 2002-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2002-05-02
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        8,001,605 shares of Common Stock,
                  $.01 par value, outstanding as of May 1, 2002

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number

Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Operations

                For the three months ended March 31, 2002 and 2001        3

           Consolidated Balance Sheets

                As of March 31, 2002 and December 31, 2001                4

           Consolidated Statements of Cash Flows

                For the three months ended March 31, 2002 and 2001        5

           Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9



                           Part II. Other Information

Item 1.  Legal proceedings                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               19


             TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                   Three Months Ended
                                                                       March 31,
                                                                  2002            2001
-----------------------------------------------------------------------------------------
                                                                        (Unaudited)
REVENUES
  Base rentals                                                   $18,589         $18,278
  Percentage rentals                                                 597             351
  Expense reimbursements                                           7,449           7,571
  Other income                                                       573             520
-----------------------------------------------------------------------------------------
       Total revenues                                             27,208          26,720
-----------------------------------------------------------------------------------------
EXPENSES
  Property operating                                               8,804           8,697
  General and administrative                                       2,275           2,069
  Interest                                                         7,129           7,633
  Depreciation and amortization                                    7,173           7,211
-----------------------------------------------------------------------------------------
       Total expenses                                             25,381          25,610
-----------------------------------------------------------------------------------------
Income before minority interest and extraordinary item             1,827           1,110
Minority interest                                                   (382)           (185)
-----------------------------------------------------------------------------------------
Income before extraordinary item                                   1,445             925
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                   ---            (130)
-----------------------------------------------------------------------------------------
Net income                                                         1,445             795
Less applicable preferred share dividends                           (444)           (442)
-----------------------------------------------------------------------------------------
Net income available to common shareholders                       $1,001            $353
=========================================================================================
Basic earnings per common share:
  Income before extraordinary item                                  $.13            $.06
  Extraordinary item                                                 ---            (.02)
-----------------------------------------------------------------------------------------
  Net income                                                        $.13            $.04
=========================================================================================

Diluted earnings per common share:
  Income before extraordinary item                                  $.12            $.06
  Extraordinary item                                                 ---            (.02)
-----------------------------------------------------------------------------------------
  Net income                                                        $.12            $.04
=========================================================================================

Dividends paid per common share                                     $.61            $.61
=========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          March 31,     December 31,
                                                                            2002            2001
-------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
  Rental Property
    Land                                                                       $60,196         $60,158
    Buildings, improvements and fixtures                                       541,010         539,108
-------------------------------------------------------------------------------------------------------
                                                                               601,206         599,266
    Accumulated depreciation                                                  (155,614)       (148,950)
-------------------------------------------------------------------------------------------------------
    Rental property, net                                                       445,592         450,316
  Cash and cash equivalents                                                        210             515
  Deferred charges, net                                                         11,084          11,413
  Other assets                                                                  12,183          14,028
-------------------------------------------------------------------------------------------------------
      Total assets                                                            $469,069        $476,272
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                                   $155,609        $160,509
    Mortgages payable                                                          176,176         176,736
    Lines of credit                                                             27,786          20,950
-------------------------------------------------------------------------------------------------------
                                                                               359,571         358,195
  Construction trade payables                                                    3,934           3,722
  Accounts payable and accrued expenses                                         11,278          16,478
-------------------------------------------------------------------------------------------------------
      Total liabilities                                                        374,783         378,395
-------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                               20,386          21,506
-------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    80,590 and 80,600 shares issued and outstanding
    at March 31, 2002 and December 31, 2001                                          1               1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    7,998,001 and 7,929,711 shares issued and outstanding
    at March 31, 2002 and December 31, 2001                                         80              79
  Paid in capital                                                              137,684         136,529
  Distributions in excess of net income                                        (63,370)        (59,534)
  Accumulated other comprehensive loss                                            (495)           (704)
-------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                73,900          76,371
-------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $469,069        $476,272
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      2002           2001
-------------------------------------------------------------------------------------------
                                                                          (Unaudited)
OPERATING ACTIVITIES
 Net income                                                         $1,445           $795
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                   7,173          7,211
     Amortization of deferred financing costs                          343            633
     Minority interest                                                 382            (28)
     Loss on early extinguishment of debt                              ---            180
     Straight-line base rent adjustment                                 41            104
Increase (decrease) due to changes in:
     Other assets                                                    1,641          1,576
     Accounts payable and accrued expenses                          (4,909)        (1,889)
-------------------------------------------------------------------------------------------
Net cash provided by operating activites                              6,116          8,582
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to rental properties                                       (1,725)        (7,071)
Additions to investments in joint ventures                              (15)           ---
Additions to deferred lease costs                                      (437)          (700)
Proceeds from sale of real estate                                       ---            723
Collections from officers                                                92            318
-------------------------------------------------------------------------------------------
Net cash used in investing activities                                (2,085)        (6,730)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends paid                                                  (5,281)        (5,252)
Distributions to minority interest                                   (1,850)        (1,843)
Proceeds from issuance of debt                                       34,062        169,804
Repayments of debt                                                  (32,686)      (161,362)
Additions to deferred financing costs                                    (3)        (3,619)
Proceeds from exercise of unit options                                1,422            ---
-------------------------------------------------------------------------------------------
Net cash used in financing activities                                (4,336)        (2,272)
-------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (305)          (420)
Cash and cash equivalents, beginning of period                          515            634
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $210           $214
===========================================================================================

Supplemental schedule of non-cash investing activities:

We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2002 and 2001 amounted to $3,934 and $6,853, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

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

2.   Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our Consolidated Balance Sheets and our equity in the venture's income (loss) is included in other income in our Consolidated Statements of Operations.

The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim Consolidated Financial Statements. All such adjustments are of a normal and recurring nature.

3.   Development of Rental Properties

During the first quarter of 2002, we did not open any square feet of expansion space. However, currently through our joint venture, TWMB Associates, LLC ("TWMB") with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we continued construction on the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. Stores in the 260,000 square foot first phase are expected to begin opening in July of 2002.

Interest costs capitalized during the three months ended March 31, 2002 and 2001 amounted to $79,000 and $371,000, respectively. The interest capitalized in 2002 relates to the on going construction of TWMB's Myrtle Beach, SC center.

4.   Investments in Real Estate Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of March 31, 2002, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. Rosen-Warren and we each own 50% of TWMB. Also, in September 2001 TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase totals approximately 260,000 square feet and includes over 50 brand name outlet tenants. In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of March 31, 2002, the construction loan had an $8.3 million balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by us and by our respective venture partner.

We receive fees from TWMB for our respective development, leasing and other services and, upon the opening of phase one of the Myrtle Beach property, will receive on-going asset management fees. Since this project was under construction during the quarter, the impact of this joint venture to our consolidated results of operations was insignificant.

At March 31, 2002, our investment in unconsolidated real estate joint ventures, of which we own 50%, was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income
(loss) and cash contributions and distributions. Our investments are included in other assets and equity in the venture's income (loss) is included in other income. Our investment in real estate joint ventures is reduced by 50% of the profits earned for services we provided to the joint ventures.

Summary unaudited financial information of joint ventures accounted for using the equity method as of March 31, 2002 and December 31, 2001 is as follows (in thousands):

                                                         2002           2001
------------------------------------------------ -------------- --------------
Assets:
    Investment properties at cost, net                 $18,445         $7,348
    Cash and cash equivalents                               57            136
    Other assets                                         2,260          2,199
------------------------------------------------ -------------- --------------
    Total assets                                       $20,762         $9,683
================================================ ============== ==============
Liabilities and Owners' Equity

    Debt                                               $ 8,345          $  10
    Accounts payable and other liabilities               3,713          1,030
------------------------------------------------ -------------- --------------
    Total liabilities                                   12,058          1,040
    Owners' equity                                       8,704          8,643
------------------------------------------------ -------------- --------------
    Total liabilities and owners' equity               $20,762         $9,683
================================================ ============== ==============

5.   Other Comprehensive Income - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). In accordance with the provisions of FAS 133, our interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At March 31, 2002, the fair value of the hedge is recorded as a liability of $682,000. For the three months ended March 31, 2002, the change in the fair value of the derivative instrument was recorded as a $209,000 gain, net of minority interest of $82,000, to accumulated other comprehensive income.

Total comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in thousands):


                                                                                2002            2001
---------------------------------------------------------------------- -------------- ---------------
Net income                                                                   $ 1,445           $ 795
     Other comprehensive income:
        Cumulative effect adjustment of FAS 133 adoption,
        net of minority interest of $83                                          ---            (217)
        Reclassification  to  earnings  on  termination  of cash flow
        hedge, net of minority interest of $41                                   ---             106
        Change in fair value of cash flow hedge,
        net of minority interest of $82 and $121                                 209            (314)
---------------------------------------------------------------------- -------------- ---------------
Other comprehensive income (loss)                                                209            (425)
---------------------------------------------------------------------- -------------- ---------------
Total comprehensive income                                                   $ 1,654          $  370
====================================================================== ============== ===============


6.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                                  2002         2001
 -------------------- ------------------------------------- ------------ ------------
 NUMERATOR:

    Income before extraordinary item                            $ 1,445       $  925
    Less applicable preferred share dividends                     (444)         (442)
 ---------------------------------------------------------- ------------ ------------
     Income available to common shareholders-
      numerator for basic and diluted earnings per share          1,001          483
 ---------------------------------------------------------- ------------ -----------
 DENOMINATOR:

    Basic weighted average common shares                          7,948        7,919
    Effect of outstanding share and unit options                     80           35
 ---------------------------------------------------------- ------------ -----------
    Diluted weighted average common shares                        8,028        7,954
 ---------------------------------------------------------- ------------ -----------
 Basic earnings per share before extraordinary item              $  .13       $ 0.06
 ---------------------------------------------------------- ------------ ------------
 Diluted earnings per share before extraordinary item            $  .12       $ 0.06
 ---------------------------------------------------------- ------------ ------------


The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded for the three months ended March 31, 2002 and 2001 totaled 519,667 and 1,246,870, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

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

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three months ended March 31, 2002 with the three months ended March 31, 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

     - the level and volatility of interest rates may fluctuate in an unfavorable manner;

     - our operating costs may increase or our costs to construct or acquire new properties or expand our existing properties may increase or exceed our original expectations.

General Overview

At March 31, 2002, we owned 29 centers in 20 states totaling 5.33 million square feet compared to 29 centers in 20 states totaling 5.28 million square feet at March 31, 2001. The increase is primarily due to the completion of the expansion at our San Marcos, TX center during 2001. The center now contains over 441,000 square feet of gross leasable space.

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

A summary of the operating results for the three months ended March 31, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                               2002      2001
 --------------------------------------------------------- --------- ---------
 GLA open at end of period (000's)                            5,332     5,282
 Weighted average GLA (000's) (1)                             5,332     5,255
 Outlet centers in operation                                     29        29
 Centers expanded                                               ---         1
 States operated in at end of period                             20        20
 Occupancy percentage at end of period                           95        95
    Per square foot

 Revenues

    Base rentals                                              $3.49     $3.48
    Percentage rentals                                          .11       .07
    Expense reimbursements                                     1.40      1.44
    Other income                                                .11       .10
 --------------------------------------------------------- --------- ---------
      Total revenues                                           5.11      5.09
 --------------------------------------------------------- --------- ---------
 Expenses

    Property operating                                         1.65      1.66
    General and administrative                                  .43       .39
    Interest                                                   1.34      1.45
    Depreciation and amortization                              1.35      1.37
 --------------------------------------------------------- --------- ---------
      Total expenses                                           4.77      4.87
 --------------------------------------------------------- --------- ---------
 Income before minority interest and extraordinary item       $ .34     $ .22
 ========================================================= ========= =========

(1) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.

The table set forth below summarizes certain information with respect to our existing centers as of March 31, 2002.

                                                       GLA               %
Date Opened             Location                    (sq. ft.)        Occupied
------------------ ------------------------------- ----------- ---- ------------
Jun.  1986         Kittery I, ME                       59,694           100
Mar.  1987         Clover, North Conway, NH            11,000           100
Nov.  1987         Martinsburg, WV                     49,252            73
Apr.  1988         LL Bean, North Conway, NH           50,745           100
Jul.  1988         Pigeon Forge, TN                    94,558           100
Aug.  1988         Boaz, AL                            80,730            93
Jun.  1988         Kittery II, ME                      24,703            94
Jul.  1989         Commerce, GA                       185,750            84
Oct.  1989         Bourne, MA                          23,417           100
Feb.  1991         West Branch, MI                    112,420           100
May   1991         Williamsburg, IA                   277,230            97
Feb.  1992         Casa Grande, AZ                    184,768            89
Dec.  1992         North Branch, MN                   134,480           100
Feb.  1993         Gonzales, LA                       245,199            97
May   1993         San Marcos, TX                     441,432            97
Aug.  1994         Riverhead, NY                      729,238            98
Aug.  1994         Terrell, TX                        177,490            96
Sep.  1994         Seymour, IN                        141,051            73
Oct.  1994 (1)     Lancaster, PA                      255,059            94
Nov.  1994         Branson, MO                        277,494            94
Nov.  1994         Locust Grove, GA                   248,854           100
Jan.  1995         Barstow, CA                        105,950            59
Dec.  1995         Commerce II, GA                    342,556            95
Feb.  1997 (1)     Sevierville, TN                    353,977           100
Sept. 1997 (1)     Blowing Rock, NC                   105,448           100
Sep.  1997 (1)     Nags Head, NC                       82,254           100
Mar.  1998 (1)     Dalton, GA                         173,430            90
Jul.  1998 (1)     Fort Meyers, FL                    198,789            96
Nov.  1999 (1)     Fort Lauderdale, FL                165,000           100
------------------ ------------------------------ ------------ ---- --------
   Total                                            5,331,968            95
================== ============================== ============ ==== ========

(1)  Represents date acquired by us.

RESULTS OF OPERATIONS

     Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Base rentals increased $311,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the effect of the completed expansion at our San Marcos, TX center during 2001 as mentioned above in the General Overview. Base rent per weighted average GLA increased by $.01 per square foot from $3.48 per square foot in the first three months of 2001 compared to $3.49 per square foot in the first three months of 2002. The slight increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at March 31, 2002 remained constant with the prior year quarter at 95%, a number of centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $246,000, and on a weighted average GLA basis, increased $.04 per square foot in 2002 compared to 2001. For the three months ended March 31, 2002, same-space sales increased 10% compared to the same period in 2001. Same-space sales are defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2002 were $300 per square foot, representing a 6% increase compared to the same period in 2001. The increases are attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio. Reported same-store sales for the quarter ended March 31, 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001, increased 5% compared to the same period in the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 85% in 2002 from 87% in 2001 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income increased $53,000 in 2002 compared to 2001 primarily due to increases in vending income and the recognition of development and lease fee revenue from our TWMB joint venture offset by decreases in interest income from 2001 which related to cash proceeds from the February 2001 bond offering.

Property operating expenses increased by $107,000, or 1%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.01 per square foot from $1.66 to $1.65. The decrease is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $206,000, or 10%, in the 2002 period as compared to the 2001 period. Also, as a percentage of total revenues, general and administrative expenses were 8% in the 2002 and 2001 periods and, on a weighted average GLA basis, increased $.04 per square foot from $.39 in 2001 to $.43 in 2002 due in part to an increase in professional fees and reserves for bad debts related to bankruptcy filings.

Interest expense decreased $504,000 during 2002 as compared to 2001 due primarily due to lower average interest rates during 2002. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. The replacement of the 2004 bonds with funding through lines of credit provides us with a significant interest expense reduction as the lines of credit have a lower interest rate. Also, the 2001 results included $295,200 paid to terminate certain interest rate swap agreements during that period. Depreciation and amortization per weighted average GLA decreased from $1.37 per square foot in the 2001 period to $1.35 per square foot in the 2002 period.

The 2001 extraordinary loss relates to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.1 million and $8.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable in 2002 when compared to 2001. Net cash used in investing activities was $2.1 and $6.7 million during 2002 and 2001, respectively. Cash used was higher in 2001 primarily due to the increase in cash paid for expansion activities at our San Marcos, TX center. Net cash used in financing activities amounted to $4.3 million and $2.3 million during the first three months of 2002 and 2001, respectively.

Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of March 31, 2002, our investment in Tanger-Warren amounted to approximately $9,000 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase is projected to cost $34.6 million and will consist of approximately 260,000 square feet and include over 50 brand name outlet tenants. Currently, leases for approximately 238,000 square feet, or 91% of the first phase are fully executed. Stores are tentatively expected to begin opening in July of 2002. We currently anticipate construction of a 140,000 square foot second, and final phase to cost $13.7 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $1.75 million in cash for a total equity contribution in phase two of TWMB of $3.5 million. Upon the opening of phase one of the Myrtle Beach property, we will receive on-going asset management fees.

In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of March 31, 2002, the construction loan had an $8.3 million balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

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

<

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

Financing Arrangements

During the first quarter of 2002, we purchased at par or below, $4.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit which do not mature until June 2003. These purchases were in addition to $14.5 million of the October 2004 notes that were purchased in the fourth quarter of 2001 at par.

At March 31, 2002, approximately 51% of our outstanding long-term debt represented unsecured borrowings and approximately 59% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2002 was 7.95%.

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

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $75 million at March 31, 2002. During 2001, we extended the maturity of each of our three $25 million lines to June 30, 2003. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002.

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

On April 11, 2002, our Board of Directors declared a $.6125 cash dividend per common share payable on May 15, 2002 to each shareholder of record on April 30, 2002, and caused a $.6125 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5518 per preferred depositary share payable on May 15, 2002 to each shareholder of record on April 30, 2002.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2002, we would have paid approximately $682,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $188,000 to approximately $870,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate our interest rate swap agreement prior to its maturity. This derivative is currently recorded as a liability; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2002 was $355.4 million and its recorded value was $359.6 million. A 1% increase from prevailing interest rates at March 31, 2002 would result in a decrease in fair value of total long-term debt by approximately $11.5 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

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

Also in 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position.

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

Funds from Operations

We believe that for a clear understanding of our consolidated historical operating results, FFO should be considered along with net income as presented in the unaudited consolidated financial statements included elsewhere in this report. FFO is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity real estate investment trust ("REIT") with another on the basis of operating performance. FFO is generally defined as net income (loss), computed in accordance with generally accepted accounting principles, before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures. We caution that the calculation of FFO may vary from entity to entity and as such our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of operating performance or to cash from operations as a measure of liquidity. FFO is not necessarily indicative of cash flows available to fund dividends to shareholders and other cash needs.

Below is a calculation of funds from operations for the three months ended March 31, 2002 and 2001 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                         2002               2001
--------------------------------------------------------------------- --------- ------------------
Funds from Operations:

Net income                                                                $ 1,445          $  795
Adjusted for:
   Extraordinary item-loss on early extinguishment of debt                    ---             130
   Minority interest                                                          382             185
   Depreciation and amortization uniquely significant to real estate        7,100           7,122
--------------------------------------------------------------------- ------------ ---------------
Funds from operations before minority interest                            $ 8,927         $ 8,232

Cash flow provided by (used in):

   Operating activities                                                   $ 6,116         $ 8,582
   Investing activities                                                 $ (2,085)       $ (6,730)
   Financing activities                                                 $ (4,336)       $ (2,272)

Weighted average shares outstanding (1)                                    11,787          11,713
===================================================================== ============ ===============
(1) Assumes our preferred  shares,  share and unit options and partnership units of the Operating  Partnership held by the minority interest are all converted to our common shares.

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

Approximately 33% of our lease portfolio is scheduled to expire during the next two years. Approximately, 935,000 square feet of space is up for renewal during 2002, 20% of which is located in our dominant center in Riverhead, NY, and approximately 848,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of March 31, 2002, we have renewed approximately 404,000 square feet, or 43% of the square feet scheduled to expire in 2002. The existing tenants have renewed at an average base rental rate approximately 5% higher than the expiring rate. We also re-tenanted 94,000 square feet of vacant space during the first three months of 2002 at a 9% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of March 31, 2002, our centers were 95% occupied. Consistent with our long-term strategy of remerchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

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

        (a)     Exhibits - None.


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

DATE: May 2, 2002