Form 10-Q
period 2002-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2002-08-12
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        8,029,905 shares of Common Stock,
                $.01 par value, outstanding as of August 1, 2002

                       TANGER FACTORY OUTLET CENTERS, INC.
                                      Index
                          Part I. Financial Information

                                                                     Page Number

Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations
            For the three and six months ended June 30, 2002 and 2001      3

          Consolidated Balance Sheets
            As of June 30, 2002 and December 31, 2001                      4

          Consolidated Statements of Cash Flows
            For the six months ended June 30, 2002 and 2001                5

          Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11



                           Part II. Other Information

Item 1. Legal proceedings                                                 22

Item 4. Submission of Matters to a Vote of Security Holders               22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                23

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                              Three Months Ended              Six Months Ended
                                                                                   June 30,                       June 30,
                                                                               2002         2001              2002        2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                   (unaudited)
REVENUES
  Base rentals                                                             $ 18,540     $ 18,164          $ 36,729    $ 36,042
  Percentage rentals                                                            581          499             1,178         850
  Expense reimbursements                                                      7,333        7,587            14,635      15,045
  Other income                                                                  508          557             1,081       1,077
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        26,962       26,807            53,623      53,014
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                          8,677        8,844            17,334      17,427
  General and administrative                                                  2,092        2,016             4,367       4,085
  Interest                                                                    7,118        7,658            14,247      15,291
  Depreciation and amortization                                               7,116        6,836            14,199      13,958
-------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        25,003       25,354            50,147      50,761
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interest, discontinued operations,
   and extraordinary item                                                     1,959        1,453             3,476       2,253
Minority interest                                                              (416)        (280)             (712)       (379)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             1,543        1,173             2,764       1,874
Discontinued operations (including gain on sale of $460 in 2002),
   net of minority interest                                                     551          225               775         449
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                              2,094        1,398             3,539       2,323
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                              ---          ---               ---        (130)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    2,094        1,398             3,539       2,193
Less applicable preferred share dividends                                      (442)        (443)             (886)       (885)
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $ 1,652        $ 955           $ 2,653     $ 1,308
===============================================================================================================================

Basic earnings per common share:
   Income from continuing operations                                          $ .14        $ .09             $ .23       $ .12
   Net income                                                                 $ .21        $ .12             $ .33       $ .16
===============================================================================================================================

Diluted earnings per common share:
Income from continuing operations                                             $ .13        $ .09             $ .23       $ .12
Net income                                                                    $ .20        $ .12             $ .33       $ .16
===============================================================================================================================

Dividends paid per common share                                               $ .61        $ .61            $ 1.22      $ 1.21
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                                            June 30,            December 31,
                                                                                              2002                  2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)
ASSETS
  Rental Property
    Land                                                                                       $ 50,176             $60,158
    Buildings, improvements and fixtures                                                        535,438             539,108
----------------------------------------------------------------------------------------------------------------------------
                                                                                                585,614             599,266
    Accumulated depreciation                                                                   (161,612)           (148,950)
----------------------------------------------------------------------------------------------------------------------------
    Rental property, net                                                                        424,002             450,316
  Cash and cash equivalents                                                                         204                 515
  Deferred charges, net                                                                          10,465              11,413
  Other assets                                                                                   30,783              14,028
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $ 465,454           $ 476,272
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                                                   $ 155,609            $160,509
    Mortgages payable                                                                           175,603             176,736
    Lines of credit                                                                              26,625              20,950
----------------------------------------------------------------------------------------------------------------------------
                                                                                                357,837             358,195
  Construction trade payables                                                                     4,141               3,722
  Accounts payable and accrued expenses                                                          12,943              16,478
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                         374,921             378,395
----------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                19,326              21,506
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    80,190 and 80,600 shares issued and outstanding
    at June 30, 2002 and December 31, 2001                                                            1                   1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    8,029,905 and 7,929,711 shares issued and outstanding
    at June 30, 2002 and December 31, 2001                                                           80                  79
  Paid in capital                                                                               138,177             136,529
  Distributions in excess of net income                                                         (66,619)            (59,534)
  Accumulated other comprehensive loss                                                             (432)               (704)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                 71,207              76,371
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $ 465,454           $ 476,272
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                  2002          2001
---------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
OPERATING ACTIVITIES
  Net income                                                                                   $ 3,539       $ 2,193
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations)                         14,371        14,137
      Amortization of deferred financing costs                                                     628           973
      Minority interest                                                                          1,007           500
      Loss on early extinguishment of debt                                                         ---           180
      Gain on sale of real estate (included in discontinued operations)                           (460)          ---
      Gain on sale of outparcel of land                                                            (31)          ---
      Straight-line base rent adjustment                                                           101           172
  Increase (decrease) due to changes in:
      Other assets                                                                                (446)         (497)
      Accounts payable and accrued expenses                                                     (3,158)         (957)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                                15,551        16,701
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental properties                                                                (2,944)      (12,256)
  Additions to investments in joint ventures                                                       (80)          ---
  Additions to deferred lease costs                                                               (753)       (1,064)
  Net proceeds from sale of real estate                                                         17,291           723
  Increase in escrow from rental property sale                                                 (16,826)          ---
  Collections from officers                                                                         86           645
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                   (3,226)      (11,952)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                          (10,624)      (10,526)
  Distributions to minority interest                                                            (3,708)       (3,693)
  Proceeds from issuance of debt                                                                50,651       221,817
  Repayments of debt                                                                           (51,009)     (208,424)
  Additions to deferred financing costs                                                            (11)       (4,533)
  Proceeds from exercise of unit option                                                          2,065           192
---------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                                  (12,636)       (5,167)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (311)         (418)
Cash and cash equivalents, beginning of period                                                     515           634
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 204         $ 216
=====================================================================================================================

Supplemental schedule of non-cash investing activities:

     The  Company  purchases  capital  equipment  and incurs  costs  relating to
construction  of  new  facilities,   including  tenant   finishing   allowances.
Expenditures  included in  construction  trade  payables as of June 30, 2002 and
2001 amounted to $4,141 and $6,251, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

Certain amounts in the 2001 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation. See Footnote 5.

3.   Development of Rental Properties

During the second quarter of 2002, through our unconsolidated 50% ownership joint venture, TWMB Associates, LLC ("TWMB") with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we opened the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina on June 28, 2002. The first phase consists of approximately 260,000 square feet and features 60 brand name and designer outlet stores.

Interest costs capitalized during the three months ended June 30, 2002 and 2001 amounted to $80,000 and $52,000, respectively, and for the six months ended June 30, 2002 and 2001 amounted to $159,000 and $423,000, respectively. The interest capitalized in 2002 relates to the on going construction of TWMB's Myrtle Beach, SC center.

4.   Investments in Real Estate Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of June 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. Rosen-Warren and we each own 50% of TWMB. Also, in September 2001 TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase, which opened on June 28, 2002, totals approximately 260,000 square feet and features 60 brand name and designer outlet tenants. In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of June 30, 2002, the construction loan had an $18.1 million balance. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and by Rosen-Warren.

We receive fees from TWMB for our respective development, leasing, management and other services. Since this project was under construction during the majority of the quarter, the impact of this joint venture to our consolidated results of operations was insignificant.

At June 30, 2002, our investment in unconsolidated real estate joint ventures was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets and equity in the venture's income (loss) is included in other income. Our investment in real estate joint ventures is reduced by 50% of the profits earned for services we provided to the joint ventures.

Summary unaudited financial information of joint ventures accounted for using the equity method as of June 30, 2002 and December 31, 2001 is as follows (in thousands):

                                                         2002           2001
----------------------------------------------- -------------- --------------
Assets:
    Investment properties at cost, net                $28,968         $7,348
    Cash and cash equivalents                             226            136
    Other assets                                        2,975          2,199
----------------------------------------------- -------------- --------------
    Total assets                                      $32,169         $9,683
=============================================== ============== ==============
Liabilities and Owners' Equity
    Debt                                              $18,058          $  10
    Accounts payable and other liabilities              5,457          1,030
----------------------------------------------- -------------- --------------
    Total liabilities                                  23,515          1,040
    Owners' equity                                      8,654          8,643
----------------------------------------------- -------------- --------------
    Total liabilities and owners' equity              $32,169         $9,683
=============================================== ============== ==============

5.   Disposition of Rental Properties

On June 27, 2002 we completed the sale of our non-core, single tenant property located in Ft. Lauderdale, Florida. Net proceeds from the sale were approximately $16.8 million. We recorded a gain on sale of real estate of approximately $460,000.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. Below is a summary of the result of operations of this property through its respective disposition date (in thousands):

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                                 2002        2001             2002          2001
--------------------------------------------- ----------- ------------ ------------ -------------
Base rentals                                       $ 382        $ 400        $ 782         $ 800
Expense reimbursements                                97          114          244           227
--------------------------------------------- ----------- ------------ ------------ -------------
     Total revenues                                  479          514        1,026         1,027
Property operating expenses                           97          114          244           228
Depreciation and amortization                         82           90          172           179
--------------------------------------------- ----------- ------------ ------------ -------------
       Total expenses                                179          204          416           407
--------------------------------------------- ----------- ------------ ------------ -------------

Income before gain on sale of real estate            300          310          610           620

Gain on sale of real estate                          460          ---          460           ---
--------------------------------------------- ----------- ------------ ------------ -------------

Income before minority interest                    $ 760        $ 310       $1,070         $ 620
--------------------------------------------- ----------- ------------ ------------ -------------

6.   Other Comprehensive Income - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). In accordance with the provisions of FAS 133, our interest rate swap agreement has been designated as a cash flow hedge and is carried on the balance sheet at fair value. At June 30, 2002, the fair value of the hedge is recorded as a liability of $596,000. For the three and six months ended June 30, 2002, the change in the fair value of the derivative instrument was recorded as a $63,000 and $272,000 gain, net of minority interest of $23,000 and $105,000, respectively, to accumulated other comprehensive income.

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                 June 30,
                                                              2002         2001         2002          2001
----------------------------------------------------- -------------- ------------ ------------ -------------
Net income                                                  $ 2,094       $1,398       $3,539        $2,193
     Other comprehensive income (loss):
         Cumulative effect adjustment of FAS 133
           adoption, net of minority interest
           of $83                                              ---          ---          ---          (217)
         Reclassification to earnings on
           termination of cash flow hedge,
           net of minority interest of $41                     ---          ---          ---           106
         Change in fair value of cash flow hedge,
           net of minority interest of $23 and $4
           and $105 and $125, respectively                       63          (10)          272        (324)
----------------------------------------------------- -------------- ------------ ------------ -------------
     Other comprehensive income (loss)                           63          (10)          272        (435)
----------------------------------------------------- -------------- ------------ ------------ -------------
Total comprehensive income                                  $ 2,157      $ 1,388        $3,811     $ 1,758
----------------------------------------------------- -------------- ------------ ------------ -------------

7.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                              2002         2001        2002          2001
-------------------------------------------------------  ------------ ----------- ------------ -------------
Numerator:
   Income from continuing operations                          $1,543      $1,173       $2,764        $1,874
   Less applicable preferred share dividends                    (442)       (443)        (886)         (885)
-------------------------------------------------------  ------------ ----------- ------------ -------------
   Income from continuing operations available to
    common shareholders - basic and diluted                    1,101         730        1,878          989
   Discontinued operations                                       551         225          775          449
   Extraordinary item - early extinguishment of debt             ---         ---          ---         (130)
-------------------------------------------------------  ------------ ----------- ------------ -------------
   Net income available to common shareholders -
    basic and diluted                                         $1,652       $ 955       $2,653        $1,308
-------------------------------------------------------  ------------ ----------- ------------ -------------
Denominator:
   Basic weighted average common shares                        8,015       7,923        7,982         7,921
   Effect of outstanding share and unit options                  214          25          153            25
-------------------------------------------------------  ------------ ----------- ------------ -------------
   Diluted weighted average common shares                      8,229       7,948        8,135         7,946
-------------------------------------------------------  ------------ ----------- ------------ -------------

Basic earnings per common share:
Income from continuing operations                              $ .14        $.09         $.23          $.12
Discontinued operations                                          .07         .03          .10           .06
Extraordinary item - early extinguishment of debt                ---         ---          ---         (.02)
-------------------------------------------------------  ------------ ----------- ------------ -------------
Net income                                                     $ .21        $.12         $.33          $.16
-------------------------------------------------------  ------------ ----------- ------------ -------------

Diluted earnings per common share:
Income from continuing operations                              $ .13        $.09         $.23          $.12
Discontinued operations                                          .07         .03          .10           .06
Extraordinary item - early extinguishment of debt                ---         ---          ---         (.02)

-------------------------------------------------------  ------------ ----------- ------------ -------------
Net income                                                     $ .20        $.12         $.33          $.16
-------------------------------------------------------  ------------ ----------- ------------ -------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 235,000 and 1,245,000 for the three months ended June 30, 2002 and 2001, respectively, and 345,000 and 1,245,000 for the six months ended June 30, 2002 and 2001, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

8.   New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position.

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

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for us for transactions occurring after January 1, 2003. Management is currently evaluating the effects of this statement.

In June 2002 the FASB issued FAS No. 146, Accounting for Exit or Disposal Activities. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement.

During 2000, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued an exposure draft Statement of Position ("SOP") regarding the capitalization of costs associated with property, plant and equipment. Under the proposed SOP, all property plant and equipment related costs would be expensed unless the costs are directly identifiable with specific projects and the proposal would limit the amount of overhead costs companies capitalize to certain payroll or payroll related costs. If this proposal is adopted, the amount of costs we capitalize will be less than would have been capitalized before the adoption of this proposal. The effective date of the final SOP is expected in 2003.

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

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three and six months ended June 30, 2002 with the three and six months ended June 30, 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

General Overview

At June 30, 2002, we owned 28 centers in 20 states totaling 5.17 million square feet compared to 29 centers in 20 states totaling 5.33 million square feet at June 30, 2002. The decrease is due to the sale of our 165,000 square foot property in Ft. Lauderdale, Florida on June 27, 2002.

Also at June 30, 2002, we operated one center in Myrtle Beach, South Carolina which we built through a 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") The first phase of the center, opened on June 28, 2002, consists of approximately 260,000 square feet and includes 60 brand name and designer outlet tenants. A second phase is planned and will contain approximately 140,000 square feet.

A summary of the operating results for the three and six months ended June 30, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                  June 30,
                                                                              2002         2001         2002          2001
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA open at end of period (100% owned centers) (000's)                       5,167        5,141        5,167         5,141
GLA open at end of period (50% ownership joint venture) (000's) (1)            260          ---          260           ---
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
   GLA open at end of period (000's) (1)                                     5,427        5,141        5,427         5,141
Weighted average GLA (000's) (2)                                             5,167        5,129        5,167         5,109
Outlet centers in operation (1)                                                 29           28           29            28
Centers opened (1)                                                              1          ---            1           ---
Centers sold                                                                    1          ---            1           ---
Centers expanded                                                              ---            1          ---             1
States operated in at end of period (1)                                        21           20           21            20
Occupancy percentage at end of period (1)                                      96%          94%          96%           94%

   Per square foot
Revenues
   Base rentals                                                             $ 3.59       $ 3.54       $ 7.11        $ 7.05
   Percentage rentals                                                          .11          .10          .23           .17
   Expense reimbursements                                                     1.42         1.48         2.83          2.94
   Other income                                                                .10          .11          .21           .21
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total revenues                                                           5.22         5.23        10.38         10.37
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
   Property operating                                                         1.68         1.72         3.35          3.41
   General and administrative                                                  .40          .40          .85           .80
   Interest                                                                   1.38         1.49         2.76          2.99
   Depreciation and amortization                                              1.38         1.33         2.75          2.73
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total expenses                                                           4.84         4.94         9.71          9.93
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before gain on sale of real estate, minority
  interest, discontinued operations and extraordinary item                  $  .38        $ .29        $ .67         $ .44
====================================================================== ============ ============ ============ =============

(1) Includes Myrtle Beach, SC property which we operate and have a 50% ownership in through a joint venture.
(2) GLA of 100% owned properties weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.
(3) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations for the Ft. Lauderdale property disposed of during 2002 have been reported as discontinued operations for both the current and prior periods presented and removed from GLA open at both period ends.

The table set forth below summarizes certain information with respect to our existing centers as of June 30, 2002.

                                                                   GLA         %
Date    Opened          Location                                (sq. ft.)   Occupied
---- ------------- ------------------------------------------ ----------- ------------
Jun.  1986         Kittery I, ME                                  59,694        100
Mar.  1987         Clover, North Conway, NH                       11,000        100
Nov.  1987         Martinsburg, WV                                49,252         57
Apr.  1988         LL Bean, North Conway, NH                      50,745        100
Jul.  1988         Pigeon Forge, TN                               94,558        100
Aug.  1988         Boaz, AL                                       80,730         93
Jun.  1988         Kittery II, ME                                 24,703         94
Jul.  1989         Commerce, GA                                  185,750         90
Oct.  1989         Bourne, MA                                     23,417        100
Feb.  1991         West Branch, MI                               112,420         98
May   1991         Williamsburg, IA                              277,230         98
Feb.  1992         Casa Grande, AZ                               184,768         89
Dec. 1992          North Branch, MN                              134,480        100
Feb.  1993         Gonzales, LA                                  245,199         96
May   1993         San Marcos, TX                                441,432         98
Aug.  1994         Riverhead, NY                                 729,238         99
Aug.  1994         Terrell, TX                                   177,490         95
Sep.  1994         Seymour, IN                                   141,051         76
Oct.  1994 (1)     Lancaster, PA                                 255,059         96
Nov.  1994         Branson, MO                                   277,494         98
Nov.  1994         Locust Grove, GA                              248,854         98
Jan.  1995         Barstow, CA                                   105,950         57
Dec.  1995         Commerce II, GA                               342,556         97
Feb.  1997 (1)     Sevierville, TN                               353,977        100
Sept. 1997 (1)     Blowing Rock, NC                              105,448        100
Sep.  1997 (1)     Nags Head, NC                                  82,254        100
Mar.  1998 (1)     Dalton, GA                                    173,430         96
Jul.  1998 (1)     Fort Meyers, FL                               198,789         93
Jun.  2002 (2)     Myrtle Beach, SC                              259,929        100
------------------ ----------------------------------------- ------------ ------------
   Total                                                       5,426,897         96
================== ========================================= ============ ============

(1)  Represents date acquired by us.
(2)  Represents center operated by us through a 50% ownership joint venture.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Base rentals increased $376,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the effect of the completed expansion at our San Marcos, TX center during 2001. Base rent per weighted average GLA increased by $.05 per square foot from $3.54 per square foot in the 2001 period compared to $3.59 per square foot in the 2002 period. The slight increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at June 30, 2002 increased 2% from 94% to 96% compared with the prior year quarter, three centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $82,000, and on a weighted average GLA basis, increased $.01 per square foot in 2002 compared to 2001. For the three months ended June 30, 2002, same-space sales increased 1% compared to the same period in 2001. Same-space sales are defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2002 were $297 per square foot, representing a 6% increase compared to the same period in 2001. The increases are attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 85% in 2002 from 86% in 2001 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Other income decreased $49,000 in 2002 compared to 2001 primarily due to increases in vending income and the recognition of development and lease fee revenue from our TWMB joint venture offset by decreases in interest income from 2001 which related to cash proceeds from the February 2001 bond offering.

Property operating expenses decreased by $167,000, or 2%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.04 per square foot from $1.72 to $1.68. The decrease is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $76,000, or 4%, in the 2002 period as compared to the 2001 period. Also, as a percentage of total revenues, general and administrative expenses were 8% in both the 2002 and 2001 periods and, on a weighted average GLA basis remained constant at $.40 per square foot.

Interest expense decreased $540,000 during 2002 as compared to 2001 due primarily to lower average interest rates during 2002. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Depreciation and amortization per weighted average GLA increased from $1.33 per square foot in the 2001 period to $1.38 per square foot in the 2002 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations" for both periods presented. The increase in discontinued operations is due to the gain on the sale of the Ft. Lauderdale property sold in 2002.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Base rentals increased $687,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the completed expansion at our San Marcos, TX center during the first six months of 2001. The full effect of this expansion was recognized in 2002. Base rent per weighted average GLA increased by $.06 per square foot from $7.05 per square foot in the 2001 period compared to $7.11 per square foot in the 2002 period. The increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at June 30, 2002 increased 2% from 94% to 96% compared with the prior year quarter, three centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $328,000 or 39%, and on a weighted average GLA basis, increased $.06 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2002 were $297 per square foot, representing a 6% increase compared to the same period in 2001. The increase is attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio. Reported same-store sales for the six months ended June 30, 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001, increased 2% compared to the same period in the prior year.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, decreased to 84% in 2002 from 86% in 2001 primarily as a result of higher real estate taxes due to revaluations, increases in property insurance premiums and increases in other non-reimbursable expenses.

Property operating expenses decreased by $93,000, or 1%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.06 per square foot from $3.41 to $3.35. The decrease is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance and marketing partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $282,000, or 7%, in the 2002 period as compared to the 2001 period. Also, as a percentage of total revenues, general and administrative expenses were 8% in both the 2002 and 2001 periods and, on a weighted average GLA basis increased from $.80 in 2001 to $.85 in 2002.

Interest expense decreased $1.0 million during 2002 as compared to 2001 due primarily to lower average interest rates during 2002. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Also, the 2001 results included $295,200 paid to terminate certain interest rate swap agreements during that period. Depreciation and amortization per weighted average GLA increased from $2.73 per square foot in the 2001 period to $2.75 per square foot in the 2002 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for both periods presented. The increase in discontinued operations is due to the gain on the sale of the Ft. Lauderdale property sold in 2002.

The 2001 extraordinary loss relates to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.6 million and $16.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable in 2002 when compared to 2001 offset by an increase in operating income. Net cash used in investing activities was $3.2 and $12.0 million during the first six months of 2002 and 2001, respectively. Cash used was higher in 2001 primarily due to the increase in cash paid for expansion activities at our San Marcos, TX center. Net cash used in financing activities amounted to $12.6 million and $5.2 million during the first six months of 2002 and 2001, respectively. Cash used was lower in 2001 due to the debt proceeds raised during the first six months of 2001.

Joint Ventures

Effective August 7, 2000, we announced the formation of a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of June 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a joint venture, TWMB, with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase is projected to cost $34.6 million and consists of approximately 260,000 square feet which opened on June 28, 2002 with 60 brand name outlet tenants. We currently anticipate construction of a 140,000 square foot second, and final phase to cost approximately $13.7 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $1.75 million in cash for a total equity contribution in phase two of TWMB of $3.5 million. Beginning in July 2002, we will receive on-going asset management fees for our services as property manager of the Myrtle Beach center.

In conjunction with the beginning of construction, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank, the proceeds of which will be used to develop the Tanger Outlet Center in Myrtle Beach, SC. As of June 30, 2002, the construction loan had an $18.1 million balance. All debt incurred by this unconsolidated joint venture is secured by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

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

Other Developments

On July 1, 2002, our option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts was terminated due to the seller's inability to obtain the proper approvals for the Bourne project from the local authorities by such date. As a result of the termination, the net carrying amount of assets remaining on this project includes $100,000 in earnest money that is refundable to us immediately and a $150,000 note receivable at 5% annual interest that becomes due from the seller and is payable with accrued interest on July 1, 2003. At this time we believe that this note receivable is fully collectable.

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

Financing Arrangements

During the first quarter of 2002, we purchased at par or below, $4.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $14.5 million of the October 2004 notes that were purchased in the fourth quarter of 2001 at par.

At June 30, 2002, approximately 51% of our outstanding long-term debt represented unsecured borrowings and approximately 58% of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the six months ended June 30, 2002 was 7.96%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $400 million, ($200 million in debt and $200 million in equity securities). In July 2002, we again amended the shelf registration to allow us to issue the $400 million in either all debt or all equity or any combination thereof up to $400 million. We may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties to generate capital to reinvest into other attractive investment opportunities.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $75 million at June 30, 2002. During 2002, we extended the maturity of one $25 million line of credit to June 30, 2004. The other two $25 million lines of credit mature on June 30, 2003 and we are currently in negotiation with the respective financial institutions to extend them beyond that date. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002.

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

On July 11, 2002, our Board of Directors declared a $.6125 cash dividend per common share payable on August 15, 2002 to each shareholder of record on July 31, 2002, and caused a $.6125 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5518 per preferred depositary share payable on August 15, 2002 to each shareholder of record on July 31, 2002.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2002, we would have paid approximately $596,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $126,000 to approximately $722,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate our interest rate swap agreement prior to its maturity. This derivative is currently recorded as a liability; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2002 was $353.8 million and its recorded value was $357.8 million. A 1% increase from prevailing interest rates at June 30, 2002 would result in a decrease in fair value of total long-term debt by approximately $11.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognized an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position.

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

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for us for transactions occurring after January 1, 2003. Management is currently evaluating the effects of this statement.

In June 2002 the FASB issued FAS No. 146, Accounting for Exit or Disposal Activities. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently evaluating the effects of this statement.

During 2000, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued an exposure draft Statement of Position ("SOP") regarding the capitalization of costs associated with property, plant and equipment. Under the proposed SOP, all property plant and equipment related costs would be expensed unless the costs are directly identifiable with specific projects and the proposal would limit the amount of overhead costs companies capitalize to certain payroll or payroll related costs. If this proposal is adopted, the amount of costs we capitalize will be less than would have been capitalized before the adoption of this proposal. The effective date of the final SOP is expected in 2003.

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

Below is a calculation of funds from operations for the three and six months ended June 30, 2002 and 2001 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                              Three Months Ended        Six Months Ended
                                                                                  June 30,                   June 30,
                                                                              2002         2001         2002          2001
----------------------------------------------------------------------- ------------ ------------ ------------ -------------
Funds from Operations:
   Net income                                                               $2,094       $1,398      $ 3,539        $2,193
   Adjusted for:
      Extraordinary item - loss on early extinguishment of debt                ---          ---          ---           130
      Minority interest                                                        416          280          712           379
      Minority interest, depreciation and amortization
         attributable to discontinued operations                               291          175          467           351
      Depreciation and amortization uniquely significant to real estate      7,042        6,770       14,052        13,802
      Gain on sale of real estate                                            (460)          ---        (460)           ---
----------------------------------------------------------------------- ------------ ------------ ------------ -------------
         Funds from operations before minority interest                     $9,383       $8,623      $18,310       $16,855
----------------------------------------------------------------------- ------------ ------------ ------------ -------------

Weighted average shares outstanding (1)                                     11,984       11,707       11,982        11,705
----------------------------------------------------------------------- ------------ ------------ ------------ -------------

Cash flow provided by (used in):
   Operating activities                                                                             $ 15,551      $ 16,701
   Investing activities                                                                               (3,226)      (11,952)
   Financing activities                                                                              (12,636)       (5,167)

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

Approximately 33% of our lease portfolio is scheduled to expire during 2002 and 2003. Approximately, 935,000 square feet of space is up for renewal during 2002, 20% of which is located in our dominant center in Riverhead, NY, and approximately 848,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of June 30, 2002, we have renewed approximately 533,000 square feet, or 57% of the square feet scheduled to expire in 2002. The existing tenants have renewed at an average base rental rate approximately 5% higher than the expiring rate. We also re-tenanted 132,000 square feet of vacant space during the first six months of 2002 at a 6% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of June 30, 2002, our centers were 96% occupied. Consistent with our long-term strategy of remerchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rate in the near term.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2002, we held our Annual Meeting of Shareholders. The matter on which common shareholders voted was the election of five directors to serve until the next Annual Meeting of Shareholders. The results of the voting are as shown below:

Nominees                     Votes For             Votes Against
--------                     ---------             -------------
Stanley K. Tanger            7,066,372               165,907
Steven B. Tanger             7,083,634               148,645
Jack Africk                  7,173,017                59,262
William G. Benton            7,183,716                48,563
Thomas E. Robinson           7,183,416                48,863

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - None.


     (b)  Reports on Form 8-K

     We filed the following report on Form 8-K during the three months ended June 30, 2002:

     Current Report on Form 8-K dated April 30, 2002 to file the March 31, 2002 Supplemental Operating and Financial Data

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       TANGER FACTORY OUTLET CENTERS, INC.




                            By:  /s/ Frank C. Marchisello Jr.
                                 ----------------------------
                                 Frank C. Marchisello, Jr.
                                 Senior Vice President, Chief Financial Officer





DATE: August 12, 2002