Form 10-Q
period 2002-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2002-11-14
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        9,030,025 shares of Common Stock,
               $.01 par value, outstanding as of November 1, 2002

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                    Page Number

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
           For the three and nine months ended
             September 30, 2002 and 2001                                  3

         Consolidated Balance Sheets
           As of September 30, 2002 and December 31, 2001                 4

         Consolidated Statements of Cash Flows
           For the nine months ended September 30, 2002 and 2001          5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      23

Item 4.  Controls and Procedures                                         24

                           Part II. Other Information

Item 1.  Legal proceedings                                               25

Item 6.  Exhibits and Reports on Form 8-K                                25

Signatures                                                               26

Certifications                                                           26

                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                      2002         2001              2002        2001
----------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)                   (unaudited)
REVENUES
  Base rentals                                                    $ 18,839     $ 18,393          $ 55,552    $ 54,419
  Percentage rentals                                                   778          598             1,956       1,448
  Expense reimbursements                                             7,411        7,126            22,046      22,171
  Other income                                                       1,045          846             2,193       1,923
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                               28,073       26,963            81,747      79,961
----------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                 8,654        8,334            25,988      25,761
  General and administrative                                         2,623        2,012             6,990       6,097
  Interest                                                           7,171        7,546            21,418      22,837
  Depreciation and amortization                                      7,201        7,112            21,400      21,070
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                               25,649       25,004            75,796      75,765
----------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint
ventures, minority interest, discontinued operations
and extraordinary item                                               2,424        1,959             5,951       4,196
Equity in earnings of unconsolidated joint ventures                    317          ---               250         ---
Minority interest                                                     (617)        (419)           (1,326)       (793)
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                    2,124        1,540             4,875       3,403
Discontinued operations                                                184          230               972         690
----------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                     2,308        1,770             5,847       4,093
Extraordinary item - Loss on early extinguishment of debt,
   net of minority interest of $50                                     ---          ---               ---        (130)
----------------------------------------------------------------------------------------------------------------------
Net income                                                           2,308        1,770             5,847       3,963
Less applicable preferred share dividends                             (443)        (443)           (1,329)     (1,328)
----------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                        $ 1,865      $ 1,327           $ 4,518     $ 2,635
----------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
Income from continuing operations                                    $ .20        $ .14             $ .44       $ .26
Net income                                                           $ .22        $ .17             $ .56       $ .33
----------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income from continuing operations                                    $ .20        $ .14             $ .43       $ .26
Net income                                                           $ .22        $ .17             $ .55       $ .33
----------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                                      $ .61        $ .61            $ 1.84      $ 1.83
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                          September 30,       December 31,
                                                                              2002                2001
-----------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
Rental Property
Land                                                                          $ 52,345            $ 60,158
Buildings, improvements and fixtures                                           571,826             539,108
----------------------------------------------------------------------------------------------------------
                                                                               624,171             599,266
Accumulated depreciation                                                      (168,327)           (148,950)
-----------------------------------------------------------------------------------------------------------
Rental property, net                                                           455,844             450,316
Cash and cash equivalents                                                          209                 515
Deferred charges, net                                                           10,494              11,413
Other assets                                                                    13,543              14,028
-----------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 480,090           $ 476,272
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Debt
Senior, unsecured notes                                                      $ 155,609           $ 160,509
Mortgages payable                                                              175,018             176,736
Lines of credit                                                                 16,269              20,950
-----------------------------------------------------------------------------------------------------------
                                                                               346,896             358,195
Construction trade payables                                                      4,041               3,722
Accounts payable and accrued expenses                                           14,743              16,478
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                              365,680             378,395
-----------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                               23,727              21,506
-----------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred shares, $.01 par value, 1,000,000 shares authorized,
80,190 and 80,600 shares issued and outstanding
at September 30, 2002 and December 31, 2001                                          1                   1
Common shares, $.01 par value, 50,000,000 shares authorized,
9,030,025 and 7,929,711 shares issued and outstanding
at September 30, 2002 and December 31, 2001                                         90                  79
Paid in capital                                                                160,589             136,529
Distributions in excess of net income                                          (69,672)            (59,534)
Accumulated other comprehensive loss                                              (325)               (704)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      90,683              76,371
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $ 480,090           $ 476,272
===========================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                                 TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               2002            2001
----------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
OPERATING ACTIVITIES
Net income                                                                  $ 5,847         $ 3,963
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                21,572          21,339
Amortization of deferred financing costs                                        898           1,299
Equity in earnings of unconsolidated joint ventures                            (250)            ---
Minority interest                                                             1,691           1,007
Loss on early extinguishment of debt                                            ---             180
Gain on sale of real estate                                                    (460)            ---
Gain on sale of outparcels of land                                              (274)            ---
Straight-line base rent adjustment                                              193             269
Increase (decrease) due to changes in:
Other assets                                                                   (401)            608
Accounts payable and accrued expenses                                        (1,216)            340
----------------------------------------------------------------------------------------------------
Net cash provided by operating activites                                     27,600          29,005
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to rental property                                                 (4,182)        (16,595)
Acquisition of rental property                                              (37,500)            ---
Additions to investments in unconsolidated joint ventures                       (30)         (4,044)
Additions to deferred lease costs                                            (1,200)         (1,232)
Net proceeds from sale of real estate                                        17,737             723
Distributions received from unconsolidated joint ventures                       150             ---
Collections from officers                                                       331           1,422
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (24,694)        (19,726)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends paid                                                         (15,985)        (15,805)
Distributions to minority interest                                           (5,566)         (5,543)
Net proceeds from sale of common shares                                      27,960             ---
Proceeds from issuance of debt                                               95,064         243,853
Repayments of debt                                                         (106,363)       (227,783)
Additions to deferred financing costs                                          (389)         (4,638)
Proceeds from exercise of unit options                                        2,067             201
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                        (3,212)         (9,715)
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (306)           (436)
Cash and cash equivalents, beginning of period                                  515             634
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $ 209           $ 198
====================================================================================================

Supplemental schedule of non-cash investing activities:
     The  Company  purchases  capital  equipment  and incurs  costs  relating to
construction  of  new  facilities,   including  tenant   finishing   allowances.
Expenditures  included in  construction  trade payables as of September 30, 2002 and 2001 amounted to $4,041 and $6,431, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002

                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments are included in other assets in our Consolidated Balance Sheets.

Certain amounts in the 2001 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation. See Footnote 4.

3.   Acquisition and Development of Rental Properties

On June 28, 2002, through our unconsolidated 50% ownership joint venture, TWMB Associates, LLC ("TWMB"), with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"), we opened the first phase of our new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase consists of approximately 260,000 square feet and features 60 brand name and designer outlet stores.

On September 9, 2002, we were retained by John Hancock Life Insurance Company as the exclusive manager of an existing 329,000 square foot factory outlet shopping center located in Vero Beach, Florida. We will manage the day-to-day operations, marketing and leasing of the established outlet center. Management fees earned for our services are recorded in other income.

On September 10, 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was accounted for using the purchase method whereby the purchase price was allocated to assets acquired based on their fair values. The results of operations of the acquired property have been included in the consolidated results of operations since the acquisition date.

Interest costs capitalized during the three months ended September 30, 2002 and 2001 amounted to $9,000 and $48,000, respectively, and for the nine months ended September 30, 2002 and 2001 amounted to $168,000 and $471,000, respectively. The interest capitalized in 2002 relates to the construction of TWMB's Myrtle Beach, SC center.

4.   Disposition of Rental Properties

On June 27, 2002, we completed the sale of our non-core, single tenant property located in Ft. Lauderdale, Florida. Net proceeds from the sale were approximately $16.8 million. We recorded a gain on sale of real estate of approximately $460,000.

On August 14, 2002, we completed the sale of a previously leased outparcel of land in Seymour, Indiana. Net proceeds from the sale were approximately $359,000. We recorded a gain on sale of outparcel of approximately $243,000.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

                                                           Three Months Ended      Nine Months Ended
                                                           September 30,             September 30,
                                                         2002        2001             2002          2001
----------------------------------------------------- ----------- ------------ ------------ -------------
Revenues:
   Base rentals                                             $  8        $ 408        $ 806        $1,224
   Expense reimbursements                                    ---          114          244           341
----------------------------------------------------- ----------- ------------ ------------ -------------
     Total revenues                                            8          522        1,050         1,565
----------------------------------------------------- ----------- ------------ ------------ -------------
Expenses:
   Property operating                                        ---          114          244           342
   Depreciation and amortization                             ---           90          172           269
----------------------------------------------------- ----------- ------------ ------------ -------------
       Total expenses                                        ---          204          416           611
----------------------------------------------------- ----------- ------------ ------------ -------------
Discontinued operations before gain on sale
   of real estate                                              8          318          634           954
Gain on sale of outparcels                                    243          ---          243           ---
Gain on sale of real estate                                  ---          ---          460           ---
----------------------------------------------------- ----------- ------------ ------------ -------------
----------------------------------------------------- ----------- ------------ ------------ -------------
Discontinued operations before minority interest             251          318        1,337           954
Minority Interest                                           (67)         (88)        (365)         (264)
----------------------------------------------------- ----------- ------------ ------------ -------------
Discontinued operations                                     $184         $230        $ 972         $ 690
----------------------------------------------------- ----------- ------------ ------------ -------------

5.   Common Share Offering

On September 4, 2002, we completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $27.96 million. The net proceeds were used, together with other available funds to acquire one outlet center located in Howell, Michigan, reduce the outstanding balance on our lines of credit and for general corporate purposes.

6.   Investments in Real Estate Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of September 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase cost approximately $31.9 million and consists of approximately 260,000 square feet which opened on June 28, 2002 with 60 brand name outlet tenants. We currently anticipate construction of a 140,000 square foot second, and final phase to cost approximately $15.3 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $2.55 million in cash for a total equity contribution in phase two of TWMB of $5.1 million. We receive on-going asset management fees for our services as property manager of the Myrtle Beach center.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of September 30, 2002, the construction loan had a $21.6 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

At September 30, 2002, our investment in unconsolidated real estate joint ventures was $4.2 million. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to the joint ventures.


Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                                     September 30,      December 31,
Balance Sheets:                                                           2002              2001
----------------------------------------------------------------- ----------------- ----------------
Assets:
    Rental property, net                                                   $31,560           $7,348
    Cash and cash equivalents                                                  510              136
    Deferred charges, net                                                    1,676            1,433
    Other assets                                                             1,503              766
----------------------------------------------------------------- ----------------- ----------------
        Total assets                                                       $35,249           $9,683
================================================================= ================= ================
Liabilities and Owners' Equity
    Mortgage payable                                                       $21,555            $  10
    Construction trade payables                                              4,222              586
    Accounts payable and other liabilities                                     756              444
----------------------------------------------------------------- ----------------- ----------------
        Total liabilities                                                   26,533            1,040
    Owners' equity                                                           8,716            8,643
----------------------------------------------------------------- ----------------- ----------------
        Total liabilities and owners' equity                               $35,249           $9,683
================================================================= ================= ================

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,             September 30,
Statements of Operations:                                           2002                     2002
----------------------------------------------------- ------------------------- -----------------------

Revenues                                                           $2,178                 $ 2,419
----------------------------------------------------- ------------------------- -----------------------

Expenses:
   Property operating                                                 930                   1,315
   Interest                                                           256                     256
   Depreciation and amortization                                      348                     348
----------------------------------------------------- ------------------------- -----------------------
    Total expenses                                                  1,534                   1,919
----------------------------------------------------- ------------------------- -----------------------
Net income                                                          $ 644                   $ 500
===================================================== ========================= =======================

7.   Other Comprehensive Income - Derivative Financial Instruments

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137 and FAS 138 (collectively, "FAS 133"). In accordance with the provisions of FAS 133, our interest rate swap agreement and TWMB's interest rate swap agreement have been designated as cash flow hedges and are carried on the respective balance sheets at fair value. At September 30, 2002, the fair value of our hedge is recorded as a liability of $360,000. Our portion of the fair value of TWMB's hedge is recorded as a reduction in investment in joint ventures of $94,000. For the three and nine months ended September 30, 2002, the change in the fair value of the derivative instruments are recorded as a $107,000 and $379,000 gain, net of minority interest of $35,000 and $140,000, respectively, to accumulated other comprehensive income
(loss).

                                                                           Three Months Ended      Nine Months Ended
                                                                             September 30,           September 30,
                                                                          2002          2001          2002          2001
----------------------------------------------------- ------------ -------------- ------------ ------------ -------------

Net income                                                               $ 2,308       $1,770       $5,847        $3,963
----------------------------------------------------- ------------ -------------- ------------ ------------ -------------
Other comprehensive income (loss):
     Cumulative effect adjustment of FAS 133
       adoption, net of minority interest
       of $83                                                               ---          ---          ---         (217)
     Reclassification  to earnings on termination
       of cash flow hedge, net of minority
       interest of $41                                                      ---          ---          ---          106
     Change   in   fair   value   of   our   portion
       of TWMB cash flow hedge,
       net of minority interest of $24 and
       $24, respectively                                                    (70)         ---         (70)           ---
     Change in fair value of cash flow hedge,
       net of minority interest of $59 and $122
       and $164 and $247, respectively                                      177         (320)        449          (644)
----------------------------------------------------- ------------ -------------- ------------ ------------ -------------
         Other comprehensive income (loss)                                  107         (320)        379          (755)
----------------------------------------------------- ------------ -------------- ------------ ------------ -------------
Total comprehensive income                                              $ 2,415      $ 1,450       $6,226      $ 3,208
----------------------------------------------------- ------------ -------------- ------------ ------------ -------------

8.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                              Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                              2002        2001          2002          2001
-------------------------------------------------------  ------------ ----------- ------------ -------------
Numerator:

   Income from continuing operations                         $2,124      $1,540       $4,875        $3,403
   Less applicable preferred share dividends                   (443)       (443)      (1,329)       (1,328)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Income   from   continuing   operations   available
     to common shareholders - basic and diluted               1,681       1,097        3,546         2,075
   Discontinued operations                                      184         230          972           690
   Extraordinary item - early extinguishment of debt            ---         ---          ---          (130)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income available to common shareholders -
     basic and diluted                                       $1,865     $ 1,327      $ 4,518        $2,635
------------------------------------------------------- ------------ ----------- ------------ -------------
Denominator:
   Basic weighted average common shares                       8,269       7,930        8,078         7,925
   Effect of outstanding share and unit options                 221          24          176            24
------------------------------------------------------- ------------ ----------- ------------ -------------
   Diluted weighted average common shares                     8,490       7,954        8,254         7,949
------------------------------------------------------- ------------ ----------- ------------ -------------

Basic earnings per common share:
Income from continuing operations                             $ .20        $.14         $.44          $.26
Discontinued operations                                         .02         .03          .12           .09
Extraordinary item - early extinguishment of debt               ---         ---          ---          (.02)
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                    $ .22        $.17         $.56          $.33
------------------------------------------------------- ------------ ----------- ------------ -------------

Diluted earnings per common share:
Income from continuing operations                             $ .20        $.14         $.43          $.26
Discontinued operations                                         .02         .03          .12           .09
Extraordinary item - early extinguishment of debt               ---         ---          ---          (.02)
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                    $ .22        $.17         $.55          $.33
------------------------------------------------------- ------------ ----------- ------------ -------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 235,000 and 1,243,000 for the three months ended September 30, 2002 and 2001, respectively, and 340,000 and 1,245,000 for the nine months ended September 30, 2002 and 2001, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

9.   Subsequent Event - Bond Repurchase

In October 2002, we purchased at par $5.5 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004, ("2004 notes"). This purchase was in addition to $19.4 million which had been purchased during the fourth quarter of 2001 and the first quarter of 2002 at or below par. The October purchase brings the total 2004 notes purchased in 2001 and 2002 to $24.9 million. The purchases were funded by amounts available under our unsecured lines of credit.

10.  New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position upon adoption on January 1, 2002.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in our results of operations. We currently do not have any assets that meet these classification requirements.

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

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three and nine months ended September 30, 2002 with the three and nine months ended September 30, 2001. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, the following:

     -    national and local general economic and market conditions;

     - demographic changes; our ability to sustain, manage or forecast our growth; existing government regulations and changes in, or the failure to comply with, government regulations;

     -    adverse publicity; liability and other claims asserted against us;

     -    competition;

     - the risk that we may not be able to finance our planned development activities;

     - risks related to the retail real estate industry in which we compete, including the potential adverse impact of external factors such as inflation, tenant demand for space, consumer confidence, unemployment rates and consumer tastes and preferences;

     - risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities;

     - risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties;

     - risks that a significant number of tenants may become unable to meet their lease obligations or that we may be unable to renew or re-lease a significant amount of available space on economically favorable terms;

     - fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans;

     -    business disruptions;

     -    the ability to attract and retain qualified personnel;

     -    the ability to realized planned costs savings in acquisitions; and

     -    retention of earnings.

General Overview

At September 30, 2002, we have ownership interests in or management responsibilities for 34 centers in 21 states totaling 6.19 million square feet compared to 32 centers in 20 states totaling 5.43 million square feet at September 30, 2001. The increase is due to the following events:

     o San Marcos, Texas 7,000 square feet (Completion of expansion at existing wholly-owned property)

     o    Fort  Lauderdale,   Florida  (165,000)  square  feet  (Disposition  of
          wholly-owned property)

     o Myrtle Beach, South Carolina 260,000 square feet (Developed through 50% ownership joint venture)

     o Howell, Michigan 325,000 square feet (Acquisition of wholly-owned property)

     o    Vero Beach, Florida 329,000 square feet (Managed property)

A summary of the operating results for the three and nine months ended September 30, 2002 and 2001 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                            2002         2001          2002          2001
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's):
   Wholly owned                                                              5,493        5,326        5,493         5,326
   Partially owned (1)                                                         260          ---          260           ---
   Managed                                                                     434          105          434           105
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                           6,187        5,431        6,187         5,431
Weighted average GLA (000's) (2)                                             5,245        5,152        5,193         5,124
Occupancy percentage at end of period (1)                                      96%          95%          96%           95%

   Per square foot for wholly owned properties
Revenues
   Base rentals                                                             $ 3.59       $ 3.57      $ 10.70       $ 10.62
   Percentage rentals                                                          .15          .12          .38           .28
   Expense reimbursements                                                     1.41         1.38         4.25          4.33
   Other income                                                                .20          .16          .42           .38
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total revenues                                                           5.35         5.23        15.75         15.61
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
   Property operating                                                         1.65         1.62         5.00          5.03
   General and administrative                                                  .50          .39         1.35          1.19
   Interest                                                                   1.37         1.46         4.12          4.46
   Depreciation and amortization                                              1.37         1.38         4.12          4.11
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total expenses                                                           4.89         4.85        14.59         14.79
---------------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated jointventures, minority interest, discontinued operations and
   extraordinary item                                                       $  .46        $ .38       $ 1.16         $ .82
---------------------------------------------------------------------- ------------ ------------ ------------ -------------

(1) Includes Myrtle Beach, SC property which we operate through a 50% ownership joint venture. Does not include managed properties.

(2) GLA of 100% owned properties weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.


The table set forth below  summarizes  certain  information  with respect to our existing  centers in which we have an  ownership  interest as of  September  30,
2002.
                                                                                Mortgage Debt
                                                                                 Outstanding
                                                                                 (000's)as of
                                                                                 September 30,
Date Opened                             Location               (sq. ft.)             2002         Occupied
---------------------------- ------------------------------- ------------ --- ---------------- --------------
Aug.  1994                   Riverhead, NY                       729,238                  ---         99
May   1993                   San Marcos, TX                      441,936              $38,099         98
Feb.  1997 (1)               Sevierville, TN                     353,977                  ---        100
Dec.  1995                   Commerce II, GA                     342,556               29,500         96
Sep.  2002 (1)               Howell, MI                          325,231                  ---        100
Nov.  1994                   Branson, MO                         277,494               24,000        100
May   1991                   Williamsburg, IA                    277,230               19,516         99
Jun.  2002 (2)               Myrtle Beach, SC                    260,006                  ---        100
Oct.  1994 (1)               Lancaster, PA                       255,059               14,595         96
Nov.  1994                   Locust Grove, GA                    248,854                  ---        100
Feb.  1993                   Gonzales, LA                        245,199                  ---         98
Jul.  1998 (1)               Fort Meyers, FL                     198,789                  ---         97
Jul.  1989                   Commerce, GA                        185,750                8,401         87
Feb.  1992                   Casa Grande, AZ                     184,768                  ---         90
Aug.  1994                   Terrell, TX                         177,490                  ---        100
Mar.  1998 (1)               Dalton, GA                          173,430               11,183         98
Sep.  1994                   Seymour, IN                         141,051                  ---         80
Dec.  1992                   North Branch, MN                    134,480                  ---        100
Feb.  1991                   West Branch, MI                     112,420                7,099        100
Jan.  1995                   Barstow, CA                         105,950                  ---         57
Sept. 1997 (1)               Blowing Rock, NC                    105,448                9,688        100
Jul.  1988                   Pigeon Forge, TN                     94,558                  ---         94
Sep.  1997 (1)               Nags Head, NC                        82,254                6,574        100
Jul.  1988                   Boaz, AL                             80,775                  ---         91
Jun.  1986                   Kittery I, ME                        59,694                6,363        100
Apr.  1988                   LL Bean, North Conway, NH            50,745                  ---        100
Nov.  1987                   Martinsburg, WV                      49,252                  ---         51
Jun.  1988                   Kittery II, ME                       24,703                  ---         94
Oct.  1989                   Bourne, MA                           23,417                  ---        100
Mar.  1987                   Clover, North Conway, NH             11,000                  ---        100
---------------------------- ------------------------------- ------------ --- ---------------- ----------
   Total                                                       5,752,754             $175,018         96
============================ =============================== ============ === ================ ==========

(1)  Represents date acquired by us.

(2)  Represents  center  operated by us through a 50% ownership  joint  venture.
     Mortgage debt outstanding as of September 30, 2002 on this property is $21.6 million.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Base rentals increased $446,000, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the effect of the completed expansion at our San Marcos, Texas center during the fourth quarter of 2001. Base rent per weighted average GLA increased by $.02 per square foot from $3.57 per square foot in the 2001 period compared to $3.59 per square foot in the 2002 period. The slight increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at September 30, 2002 increased 1% from 95% to 96% compared with the prior year quarter, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $180,000 or 30%, and on a weighted average GLA basis, increased $.03 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2002 were $297 per square foot. This represents a 6% increase compared to the same period in 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. The increases are attributable to our continued ability to attract high volume tenants to our centers which improves the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 86% in both the 2002 and 2001 periods.

Other income increased $199,000, or 24%, in 2002 compared to 2001 primarily due to increases in vending and other miscellaneous income and the recognition of management fee revenue from our TWMB joint venture and interest on held funds.

Property operating expenses increased by $320,000, or 4%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, increased $.03 per square foot from $1.62 to $1.65. The increase is the result of increase costs in common area maintenance and an increase in real estate taxes and property insurance.

General and administrative expenses increased $611,000, or 30%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 9% and 7%, respectively in the 2002 and 2001 periods and, on a weighted average GLA basis increased $.11 per square foot from $.39 per square foot in the 2001 period to $.50 per square foot in the 2002 period.

Interest expense decreased $375,000 during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in debt due to the use of a portion of the proceeds from our equity offering during the quarter to reduce outstanding debt. Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Depreciation and amortization per weighted average GLA decreased from $1.38 per square foot in the 2001 period to $1.37 per square foot in the 2002 period.

Income from unconsolidated joint ventures increased $317,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, SC outlet center by TWMB in June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2001 period reflecting the discontinued operations of our Ft. Lauderdale, FL center, which was sold in June 2002. The 2002 period reflects the income and gain from the sale of a leased outparcel of land in Seymour, Indiana which was sold in the third quarter of 2002.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Base rentals increased $1.1 million, or 2%, in the 2002 period when compared to the same period in 2001. The increase is primarily due to the full nine months effect of an expansion at our San Marcos, TX center which we completed during the fourth quarter of 2001 and the acquisition of our Howell, MI center. Base rent per weighted average GLA increased by $.08 per square foot from $10.62 per square foot in the 2001 period compared to $10.70 per square foot in the 2002 period. The increase is the result of the addition of the San Marcos expansion to the portfolio which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at September 30, 2002 increased 1% from 95% to 96% compared with the prior year quarter, two centers experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $508,000 or 35%, and on a weighted average GLA basis, increased $.10 per square foot in 2002 compared to 2001. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2002 were $297 per square foot. This represents a 6% increase compared to the same period in 2001. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. Reported tenant sales for the first nine months of 2002 for all Tanger Outlet Centers increased 2% to $985 million compared to $968 million in 2001. Reported same-store sales for the nine months ended September 30, 2002, defined as the weighted average sales per square foot reported by tenants for stores open since January 1, 2001 were flat. Sales in the third quarter of 2002 were adversely affected by several hurricanes and unseasonably warm weather during the important Back to School season.

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

Other income increased $270,000, or 14%, in 2002 compared to 2001 primarily due to increases in vending and other miscellaneous income and the recognition of management, leasing and development fee revenue from our TWMB joint venture.

Property operating expenses increased by $227,000, or 1%, in the 2002 period as compared to the 2001 period and, on a weighted average GLA basis, decreased $.03 per square foot from $5.03 to $5.00. The decrease on a per square foot basis is the result of a company-wide effort to improve operating efficiencies and reduce costs in common area maintenance partially offset by increases in real estate taxes, property insurance and other non-reimbursable expenses.

General and administrative expenses increased $893,000, or 15%, in the 2002 period as compared to the 2001 period. The increase is primarily due to increases in performance based bonus accruals, travel, legal and other professional fees. Also, as a percentage of total revenues, general and administrative expenses were 9% and 8%, respectively in the 2002 and 2001 periods and, on a weighted average GLA basis increased $.16 per square foot from $1.19 per square foot in the 2001 period to $1.35 per square foot in the 2002 period.

Interest expense decreased $1.4 million during 2002 as compared to 2001 due primarily to lower average interest rates during 2002 and a decrease in the overall debt level due to the use of a portion of the proceeds from our equity offering during the quarter to reduce outstanding debt. Also, beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, we purchased at par or below, approximately $19.4 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit have a lower interest rate. Depreciation and amortization per weighted average GLA increased slightly from $4.11 per square foot in the 2001 period to $4.12 per square foot in the 2002 period.

Income from unconsolidated joint ventures increased $250,000 in the 2002 period compared to the 2001 period due to the opening of the Myrtle Beach, SC outlet center by TWMB in June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for both periods presented. The increase in discontinued operations is due to the gains on sales of our Ft. Lauderdale, FL center and a leased outparcel of land in Seymour, IN, both of which were sold in 2002 period.

The 2001 extraordinary loss relates to debt that was extinguished with a portion of the February 2001 bond offering proceeds prior to its scheduled maturity.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $27.6 million and $29.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities is due primarily to a decrease in accounts payable in 2002 when compared to 2001 offset by an increase in operating income. Net cash used in investing activities was $24.7 and $19.7 million during the first nine months of 2002 and 2001, respectively. Cash used was higher in 2002 primarily due to the increase in cash paid for the acquisition of the Howell, MI center offset by the increase in cash received for the sale of the Fort Lauderdale, FL center in 2002. Net cash used in financing activities was $3.2 million and $9.7 million during the first nine months of 2002 and 2001, respectively. Cash used was lower in 2002 due to the net proceeds received from the common share offering and the incremental debt issued during the 2002 period to fund the property acquisition and other capital expenditures in 2002.

Acquisitions and Dispositions

On September 10, 2002, we completed the acquisition of Kensington Valley Factory Shops, a factory outlet center in Howell, Michigan containing approximately 325,000 square feet, for an aggregate purchase price of $37.5 million. The acquisition was funded with proceeds of $16.8 million from the sale of our Fort Lauderdale, FL property in June 2002 and a portion of the proceeds from the 1,000,000 common share offering in September 2002.

Joint Ventures

In 2000, we formed a joint venture with C. Randy Warren Jr., former Senior Vice President of Leasing of the Company. The new entity, Tanger-Warren Development, LLC ("Tanger-Warren"), was formed to identify, acquire and develop sites exclusively for us. We agreed to be co-managers of Tanger-Warren, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. As of September 30, 2002, our investment in Tanger-Warren amounted to approximately $6,500 and the impact of this joint venture on our results of operations has been insignificant.

In September 2001, we established a the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren. We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, SC. The first phase cost approximately $31.9 million and consists of approximately 260,000 square feet which opened on June 28, 2002 with 60 brand name outlet tenants. We currently anticipate construction of a 140,000 square foot second, and final phase to cost approximately $15.3 million. Prior to beginning construction on the second phase, Rosen-Warren and we each will be required to contribute an additional $2.55 million in cash for a total equity contribution in phase two of TWMB of $5.1 million. Upon the opening of the center, we receive on-going asset management fees for our services as property manager of the Myrtle Beach center.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank. As of September 30, 2002, the construction loan had a $21.6 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

Either owner in TWMB has the right to initiate the sale or purchase of the other party's interest no sooner than October 25, 2002. If such action is initiated, one owner would determine the fair market value purchase price of the joint venture and the other would determine whether they would take the role of seller or purchaser. The owner who is to designate the fair market value purchase price would be determined by the toss of a coin. If either Rosen-Warren or we enacted this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive results from and continued expectations of developing and operating an outlet center in the Myrtle Beach area.

Other Developments

On July 1, 2002, our option to purchase the retail portion of a site at the Bourne Bridge Rotary in Cape Cod, Massachusetts was terminated due to the seller's inability to obtain the proper approvals for the Bourne project from the local authorities by such date. As a result of the termination, the net carrying amount of assets remaining on this project includes a $150,000 note receivable at 5% annual interest that becomes due from the seller and is payable with accrued interest on July 1, 2003. At this time we believe that this note receivable is fully collectable.

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations.

Financing Arrangements

During the first quarter of 2002, we purchased at par or below, $4.9 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $14.5 million of the notes that were purchased in the fourth quarter of 2001 at par. Additionally, in October 2002 we purchased at par an additional $5.5 million of the notes to bring the total of the October 2004 notes purchased in 2001 and 2002 to $24.9 million.

At September 30, 2002, approximately 50% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the nine months ended September 30, 2002 was 8.10%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. During the second quarter of 2001, we amended our shelf registration for the ability to issue up to $400 million, ($200 million in debt and $200 million in equity securities). In July 2002, we again amended the shelf registration to allow us to issue the $400 million in either all debt or all equity or any combination thereof up to $400 million. On September 4, 2002, we completed a public offering of 1,000,000 common shares at a price of $29.25 per share, receiving net proceeds of approximately $27.96 million. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, reduce the outstanding balance on our lines of credit and for general corporate purposes. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $75 million at September 30, 2002. During 2002, we extended the maturity of all three $25 million lines of credit to June 30, 2004. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2002 and 2003.

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

On October 10, 2002, our Board of Directors declared a $.6125 cash dividend per common share payable on November 15, 2002 to each shareholder of record on October 31, 2002, and caused a $.6125 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5518 per preferred depositary share payable on November 15, 2002 to each shareholder of record on October 31, 2002.

New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which replaces FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We implemented the provisions of FAS 144 on January 1, 2002. FAS 144 did not have an effect on our results of operations or our financial position.

Under both FAS No. 121 and 144, real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and we have commenced an active program to sell the assets. Subsequent to this classification, no further depreciation is recorded on the assets. Under FAS No. 121, the operating results of real estate assets held for sale are included in continuing operations. Upon implementation of FAS No. 144 in 2002, the operating results of newly designated real estate assets held for sale will be included in discontinued operations in our results of operations. We currently do not have any assets that meet these classification requirements.

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

Below is a calculation of funds from operations for the three and nine months ended September 30, 2002 and 2001 as well as actual cash flow and other data for those respective periods (in thousands):

                                                                                 Three Months Ended      Nine Months Ended
                                                                                   September 30,           September 30,
                                                                                 2002         2001        2002          2001
---------------------------------------------------------------------- --- ------------ ------------ ------------ -------------
Funds from Operations:
   Net income                                                                   $2,308       $1,770      $ 5,847        $3,963
   Adjusted for:
      Extraordinary item - loss on early extinguishment of debt                    ---          ---          ---           130
      Minority interest                                                            617          419        1,326           793
      Minority interest, depreciation and amortization
         attributable to discontinued operations                                    67          178          537           533
      Depreciation and amortization uniquely significant to real
         estate - wholly owned                                                   7,124        7,043       21,176        20,846
      Depreciation  and  amortization  uniquely  significant  to real
         estate - joint ventures                                                   168          ---          168           ---
      Gain on sale of real estate                                                  ---          ---         (460)          ---
---------------------------------------------------------------------- --- ------------ ------------ ------------ -------------
         Funds from operations before minority interest                        $10,284       $9,410      $28,594       $26,265
---------------------------------------------------------------------- --- ------------ ------------ ------------ -------------

Weighted average shares outstanding (1)                                         12,245       11,713       12,011        11,708
---------------------------------------------------------------------- --- ------------ ------------ ------------ -------------

Cash flow provided by (used in):
   Operating activities                                                                                 $ 27,600      $ 29,005
   Investing activities                                                                                  (24,694)      (19,726)
   Financing activities                                                                                   (3,212)       (9,715)

(1) Assumes the partnership units of the Operating Partnership held by the minority interest, preferred shares of the Company and share and unit options are converted to common shares of the Company.

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

Approximately 33% of our lease portfolio is scheduled to expire during 2002 and 2003. Approximately, 935,000 square feet of space is up for renewal during 2002 and approximately 1,043,000 square feet will come up for renewal in 2003. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material, adverse effect on our results of operations.

As of September 30, 2002, we have renewed approximately 744,000 square feet, or 80% of the square feet scheduled to expire in 2002. The existing tenants have renewed at an average base rental rate approximately 1% higher than the expiring rate. We also re-tenanted 191,000 square feet of vacant space during the first nine months of 2002 at a 3% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6% of our combined base and percentage rental revenues for the nine months ended September 30, 2002. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2002, we had an interest rate swap agreement effective through January 2003 with a notional amount of $25 million. Under this agreement, we receive a floating interest rate based on the 30 day LIBOR index and pay a fixed interest rate of 5.97%. This swap effectively changes our payment of interest on $25 million of variable rate debt to fixed rate debt for the contract period at a rate of 7.72%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2002, we would have paid approximately $360,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by us by $63,000 to approximately $423,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate our interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in our Consolidated Balance Sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2002 was $344.0 million and its recorded value was $346.9 million. A 1% increase from prevailing interest rates at September 30, 2002 would result in a decrease in fair value of total long-term debt by approximately $10.8 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on November 14, 2002 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Principal Executive Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

          99.2 Principal Financial Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

     (b)  Reports on Form 8-K

          We filed the following reports on Form 8-K during the three months ended September 30, 2002:

          Current Report on Form 8-K dated July 30, 2002 to file the June 30, 2002 Supplemental Operating and Financial Data

          Current Report on Form 8-K dated August 12, 2002 to file the certifications as required by 18 U.S.C. ss. 1350, as created by
          Section 906 of the Sarbanes-Oxley Act of 2002

          Current Report on Form 8-K dated September 5, 2002 to file certain exhibits related to the offering of 1,000,000 Common Shares on September 4, 2002

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

                       TANGER FACTORY OUTLET CENTERS, INC.

                       By:       /s/ Frank C. Marchisello Jr.
                                 ----------------------------
                                 Frank C. Marchisello, Jr.
                                 Senior Vice President, Chief Financial Officer


DATE: November 14, 2002

                                  CERTIFICATION

I, Stanley K. Tanger certify that:

1. I have reviewed this quarterly report on Form 10Q of Tanger Factory Outlet Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     By:   /s/ Stanley K. Tanger
                                                  Stanley K. Tanger
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Frank C. Marchisello, Jr. certify that:

1. I have reviewed this quarterly report on Form 10Q of Tanger Factory Outlet Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                    By:     /s/ Frank C. Marchisello, Jr.
                                                   Frank C. Marchisello, Jr.
                                                   Senior Vice President
                                                   Chief Financial Officer

                                  Exhibit Index

Exhibit No.                        Description
-----------    -----------------------------------------------------------------

99.1           Principal Executive Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

99.2           Principal Financial Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.