Form 10-Q
period 2003-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2003-05-14
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        9,364,665 shares of Common Stock,
                $.01 par value, outstanding as of April 30, 2003

                      TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number

Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations
            For the three months ended March 31, 2003 and 2002           3

          Consolidated Balance Sheets
            As of March 31, 2003 and December 31, 2002                   4

          Consolidated Statements of Cash Flows
            For the three months ended March 31, 2003 and 2002           5

          Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13

Item 3. Quantitative and Qualitative Disclosures about Market Risk      23

Item 4. Controls and Procedures                                         24

                           Part II. Other Information

Item 1. Legal proceedings                                               25

Item 6. Exhibits and Reports on Form 8-K                                25

Signatures                                                              25


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           Three Months Ended
                                                                               March 31,
                                                                          2003           2002
----------------------------------------------------------------------------------------------
                                                                             (unaudited)
REVENUES
  Base rentals                                                         $19,661        $18,066
  Percentage rentals                                                       395            597
  Expense reimbursements                                                 8,450          7,260
  Other income                                                             671            564
----------------------------------------------------------------------------------------------
       Total revenues                                                   29,177         26,487
----------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                    10,017          8,611
  General and administrative                                             2,430          2,275
  Interest                                                               6,724          7,129
  Depreciation and amortization                                          7,329          7,066
----------------------------------------------------------------------------------------------
       Total expenses                                                   26,500         25,081
----------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
 minority interest and discontinued operations                           2,677          1,406
Equity in earnings of unconsolidated joint ventures                         92              8
Minority interest                                                         (578)          (252)
----------------------------------------------------------------------------------------------
Income from continuing operations                                        2,191          1,162
Discontinued operations                                                    ---            283
----------------------------------------------------------------------------------------------
Net income                                                               2,191          1,445
Less applicable preferred share dividends                                 (443)          (444)
----------------------------------------------------------------------------------------------
Net income available to common shareholders                             $1,748         $1,001
----------------------------------------------------------------------------------------------

Basic earnings per common share:
 Income from continuing operations                                        $.19           $.09
 Net income                                                               $.19           $.13
----------------------------------------------------------------------------------------------

Diluted earnings per common share:
 Income from continuing operations                                        $.19           $.09
 Net income                                                               $.19           $.12
----------------------------------------------------------------------------------------------

Dividends paid per common share                                         $.6125         $.6100
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    March 31,       December 31,
                                                                       2003             2002
-----------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Rental Property
  Land                                                                 $51,274          $51,274
  Buildings, improvements and fixtures                                 581,074          571,125
  Developments under construction                                          692              ---
------------------------------------------------------------------------------------------------
                                                                       633,040          622,399
  Accumulated depreciation                                            (180,996)        (174,199)
------------------------------------------------------------------------------------------------
  Rental property, net                                                 452,044          448,200
Cash and cash equivalents                                                  209            1,072
Deferred charges, net                                                    9,648           10,104
Other assets                                                            13,424           18,299
------------------------------------------------------------------------------------------------
Total assets                                                          $475,325         $477,675
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Long-term debt
   Senior, unsecured notes                                            $148,009         $150,109
   Mortgages payable                                                   173,811          174,421
   Lines of credit                                                      19,319           20,475
------------------------------------------------------------------------------------------------
                                                                       341,139          345,005
Construction trade payables                                              7,560            3,310
Accounts payable and accrued expenses                                   12,070           15,095
------------------------------------------------------------------------------------------------
Total liabilities                                                      360,769          363,410
------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest                                                       23,245           23,630
------------------------------------------------------------------------------------------------
Shareholders' equity
 Preferred shares, $.01 par value, 1,000,000 shares authorized,
  80,190 shares issued and outstanding
  at March 31, 2003 and December 31, 2002                                    1                1
 Common shares, $.01 par value, 50,000,000 shares authorized,
  9,299,665 and 9,061,025 shares issued and outstanding
  at March 31, 2003 and December 31, 2002                                   93               90
 Paid in capital                                                       165,641          161,192
 Distributions in excess of net income                                 (74,324)         (70,485)
 Accumulated other comprehensive loss                                     (100)            (163)
------------------------------------------------------------------------------------------------
 Total shareholders' equity                                             91,311           90,635
------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                          $475,325         $477,675
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2003          2002
-----------------------------------------------------------------------------------------
                                                                        (unaudited)
OPERATING ACTIVITIES
  Net income                                                       $ 2,191       $ 1,445
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                    7,329         7,173
    Amortization of deferred financing costs                           314           343
    Equity in earnings of unconsolidated joint ventures                (92)           (8)
    Minority interest                                                  578           382
    Compensation under Unit Option Plan                                 26           ---
    Straight-line base rent adjustment                                  57            41
  Increase (decrease) due to changes in:
    Other assets                                                     1,470         1,649
    Accounts payable and accrued expenses                           (2,931)       (4,909)
-----------------------------------------------------------------------------------------
Net cash provided by operating activites                             8,942         6,116
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to rental property                                        (1,690)       (1,725)
Acquisition of rental property                                      (4,700)          ---
Additions to investments in unconsolidated joint ventures             (952)          (15)
Additions to deferred lease costs                                     (297)         (437)
Decrease in escrow from rental property purchase                     4,006           ---
Distributions received from unconsolidated joint ventures              300           ---
Collections from officers                                              ---            92
-----------------------------------------------------------------------------------------
Net cash used in investing activities                               (3,333)       (2,085)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends paid                                                 (6,030)       (5,281)
Distributions to minority interest                                  (1,858)       (1,850)
Proceeds from issuance of debt                                      23,119        34,062
Repayments of debt                                                 (26,985)      (32,686)
Additions to deferred financing costs                                  (18)           (3)
Proceeds from exercise of share and unit options                     5,300         1,422
-----------------------------------------------------------------------------------------
Net cash used in financing activities                               (6,472)       (4,336)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                             (863)         (305)
Cash and cash equivalents, beginning of period                       1,072           515
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $ 209         $ 210
-----------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:
     We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2003 and 2002 amounted to $7,560 and $3,934, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. At March 31, 2003, we operated 34 centers in 21 states totaling 6.2 million square feet. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

2.   Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. See Footnote 5.

3.   Summary of Significant Accounting Policies

The Company has a non-qualified and incentive share option plan (the "Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan (the "Unit Option Plan"). Prior to 2003, these plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No share-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common share on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure",
compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. Results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data):

                                                           Three Months Ended
                                                           March 31,  March 31,
                                                            2003       2002
 --------------------------------------------------------- ---------- ----------

 Net income                                                   $2,191     $1,445
 Add:   Stock-based employee compensation expense included
        in net income, net of minority interest of $6            20         ---
 Less:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of minority interest of $6          (20)        (30)
        and $11, respectively
 --------------------------------------------------------- ---------- ----------
 Pro forma net income                                         $2,191     $1,415
 --------------------------------------------------------- ---------- ----------
 Earnings per share:
     Basic - as reported                                      $  .19     $  .13
     Basic - pro forma                                           .19        .12

     Diluted - as reported                                       .19        .12
     Diluted - pro forma                                      $  .19     $  .12
 --------------------------------------------------------- ---------- ----------


4.   Acquisition and Development of Owned Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee for $4.7 million. Construction of an additional 35,000 square foot expansion of the center is currently under way, with stores expected to begin opening during the summer of 2003.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $2.3 million at March 31, 2003. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2003 and 2002 amounted to $14,000 and $79,000, respectively.

5.   Disposition of Owned Rental Properties

In June and November 2002, respectively, we completed the sale of two of our non-core properties located in Ft. Lauderdale, Florida and Bourne, Massachusetts. Net proceeds received from the sales of these properties were approximately $19.9 million. We retained management responsibility for the Bourne center after the completion of the sale, however these responsibilities are not considered a significant interest in the property. Management fees received were immaterial.

In August and December 2002, respectively, we sold two outparcels of land which had related land leases with identifiable cash flows, at two properties in our portfolio. These sales totaled $700,000 in net proceeds.

In  accordance  with  Statement  of  Financial  Accounting  Standards  No.  144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties (in thousands):

                                                     Three Months Ended
                                                             March 31,
                                                               2002
     ----------------------------------------------------- -----------
     Revenues:
        Base rentals                                            $ 523
        Expense reimbursements                                    189
        Other income                                                1
     ----------------------------------------------------- -----------
           Total revenues                                         713
     ----------------------------------------------------- -----------
     Expenses:
        Property operating                                        193
        Depreciation and amortization                             107
     ----------------------------------------------------- -----------
                Total expenses                                    300
     ----------------------------------------------------- -----------
     Discontinued operations before minority interest             413
        Minority Interest                                        (130)
     ----------------------------------------------------- -----------
     Discontinued operations                                     $283
     ----------------------------------------------------- -----------

6.   Investments in Real Estate Joint Ventures

In September 2001, we established Tanger-Warren Myrtle Beach, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner. We and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase opened 100% leased on June 28, 2002 at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In November 2002, we began construction on a 64,000 square foot second phase which is estimated to cost $6.5 million. We and Rosen-Warren have contributed approximately $1.1 million each toward this second phase which will contain approximately 22 additional brand name outlet tenants. Stores in this phase will begin opening in May 2003. Construction commitments at TWMB amounted to approximately $1.2 million at March 31, 2003. Commitments for construction represent only those costs contractually required to be paid.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in August 2004. As of March 31, 2003, the construction loan had a $25.7 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to Libor plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us.

Our investment in unconsolidated real estate joint ventures as of March 31, 2003 and December 31, 2002 was $4.7 million and $3.9 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for management, leasing and development services we provided to the joint ventures. During the first quarter of 2003, we recognized approximately $34,000 in management fees, $58,000 in leasing fees and $13,000 in development fees from services provided to TWMB.

Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                          March 31, December 31,
 Summary Balance Sheets - Unconsolidated Joint Ventures:     2003       2002
 ------------------------------------------------------------------- -----------
 Assets:
     Investment properties at cost, net                    $34,670      $32,153
     Cash and cash equivalents                                 100          514
     Deferred charges, net                                   1,790        1,751
     Other assets                                            1,500        1,491
 ------------------------------------------------------------------- -----------
         Total assets                                      $38,060      $35,909
 ------------------------------------------------------------------- -----------
 Liabilities and Owners' Equity
     Mortgage payable                                      $25,705      $25,513
     Construction trade payables                             1,729        1,644
     Accounts payable and other liabilities                    868          522
 ------------------------------------------------------------------- -----------
         Total liabilities                                  28,302       27,679
     Owners' equity                                          9,758        8,230
 ------------------------------------------------------------------- -----------
         Total liabilities and owners' equity              $38,060      $35,909
 ------------------------------------------------------------------- -----------

                                                       Three Months
  Summary Statements of Operations                    Ended March 31,
  Unconsolidated Joint Ventures                      2003      2002
  -------------------------------------------------------- ---------

  Revenues                                         $1,727      $ 16
  -------------------------------------------------------- ---------

  Expenses:
     Property operating                               704       ---
     General and administrative                        17       ---
     Interest                                         325       ---
     Depreciation and amortization                    528       ---
  -------------------------------------------------------- ---------

      Total expenses                                1,574       ---
 --------------------------------------------------------- ---------
  Net income                                        $ 153        16
  -------------------------------------------------------- ---------


  Tanger Factory Outlet Centers, Inc. share of:
  -------------------------------------------------------- ---------
      Net operating income                          $ 503       $ 8
      Net income                                    $  92       $ 8
      Depreciation (real estate related)            $ 254       ---
  -------------------------------------------------------- ---------


7.   Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At March 31, 2003, our portion of the fair value of TWMB's hedge is recorded as a reduction to investment in joint ventures of $153,000. For the three months ended March 31, 2003, the change in the fair value of the derivative instruments are recorded as a $63,000 loss, net of minority interest of $21,000, to accumulated other comprehensive income (loss).

                                                          Three Months Ended
                                                         March 31,   March 31,
                                                           2003        2002
----------------------------------------------------- ----------- ------------

Net income                                               $ 2,191       $1,445
----------------------------------------------------- ----------- ------------
Other comprehensive income (loss):
     Change in fair value of our portion of
       TWMB cash flow hedge,
       net of minority interest of $3                        (11)         ---
     Change in fair value of cash flow hedge,
       net of minority interest of $24 and $82                74          209
----------------------------------------------------- ----------- ------------
         Other comprehensive income (loss)                    63          209
----------------------------------------------------- ----------- ------------
Total comprehensive income                               $ 2,254      $ 1,654
----------------------------------------------------- ----------- ------------

8.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                  March 31,
                                                               2003       2002
 ------------------------------------------------------- ------------ ---------
 Numerator:
    Income from continuing operations                         $2,191    $1,162
    Less applicable preferred share dividends                   (443)     (444)
 ------------------------------------------------------- ------------ ---------
    Income from continuing operations available to
     common shareholders - basic and diluted                   1,748      718
    Discontinued operations                                      ---      283
 ------------------------------------------------------- ------------ ---------
    Net income available to common shareholders -
      basic and diluted                                      $ 1,748    $1,001
 ------------------------------------------------------- ------------ ---------
  Denominator:
    Basic weighted average common shares                       9,181     7,948
    Effect of outstanding share and unit options                 227        80
 ------------------------------------------------------- ------------ ---------
     Diluted weighted average common shares                    9,408     8,028
 ------------------------------------------------------- ------------ ---------

 Basic earnings per common share:
 Income from continuing operations                              $.19      $.09
 Discontinued operations                                         ---       .04
 ------------------------------------------------------- ------------ ---------
 Net income                                                     $.19      $.13
 ------------------------------------------------------- ------------ ---------

 Diluted earnings per common share:
 Income from continuing operations                              $.19      $.09
 Discontinued operations                                         ---       .03
 ------------------------------------------------------- ------------ ---------
 Net income                                                     $.19      $.12
 ------------------------------------------------------- ------------ ---------


The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 232,000 and 520,000 for the three months ended March 31, 2003 and 2002, respectively. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

9.   Subsequent Event

On May 2, 2003, we announced that we would call for redemption of all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary. Our Board of Directors has set June 20, 2003 as the redemption date on which all outstanding Depositary Shares, each representing 1/10th of a Preferred Share will be redeemed. The Preferred Stock Depositary will in turn call for redemption, as of the same redemption date, all of the Preferred Shares. The redemption price will be $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

In lieu of receiving the cash redemption price, holders of the Depositary Shares may, at their option, convert each Depositary Share into .901 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that are converted to common shares will not receive accrued and unpaid dividends, if any, but will be entitled to receive common dividends declared after the date on which the Depositary Shares are converted to common shares.

On or after the redemption date, the Depositary Shares, and the corresponding Preferred Shares, will no longer be deemed to be outstanding, dividends on the Depositary Shares, and the corresponding Preferred Shares, will cease to accrue, and all rights of the holders of the Depositary Shares, and the corresponding Preferred Shares, will cease, except for the right to receive the redemption price, without interest thereon, upon surrender of certificates representing the Depositary Shares, and the corresponding Preferred Shares. As of May 2, 2003, 80,190 Preferred Shares, representing approximately 801,897 Depositary Shares, were outstanding.

10.  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no effect on our results of operations or financial position for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the beginning of the first interim reporting period beginning after June 15, 2003. We are currently evaluating the effects of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, Consolidated Statements of Operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

The discussion of our results of operations reported in the unaudited Consolidated Statements of Operations compares the three months ended March 31, 2003 with the three months ended March 31, 2002. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

     -    the ability to realized planned costs savings in acquisitions; and

     -    retention of earnings.

General Overview

At March 31, 2003, we have ownership interests in or management responsibilities for 34 centers in 21 states totaling 6.2 million square feet compared to 32 centers in 20 states totaling 5.4 million square feet at March 31, 2002. The activity in our portfolio of properties since March 31, 2002 is summarized below:



                                                       No. of       GLA
                                                       Centers    (000's) States
-------------------------------------------------------------- ----------- -----
As of March 31, 2002                                     32        5,437     20
------------------------------------------------------------ ------------ ------
       New development:
         Myrtle Beach, South Carolina (joint venture)     1          260      1
     Acquisitions:
         Howell, Michigan (wholly-owned)                  1          325    ---
         Vero Beach, Florida (managed)                    1          329    ---
         Bourne, Massachusetts (managed)                  1           23      1
         Sevierville, Tennessee (wholly-owned)           ---          29    ---
     Dispositions:
         Fort Lauderdale, Florida (wholly-owned)         (1)        (165)   ---
         Bourne, Massachusetts (wholly-owned)            (1)         (23)    (1)
         Other                                           ---          (1)   ---
------------------------------------------------------------ ------------ ------
As of March 31, 2003                                     34        6,214     21
------------------------------------------------------------ ------------ ------

A summary of the operating results for the three months ended March 31, 2003 and 2002 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                             Three Months Ended
                                                                   March 31,

                                                              2003         2002
------------------------------------------------------------------- ------------
GLA at end of period (000's):
   Wholly owned                                              5,497        5,332
   Partially owned (1)                                         260          ---
   Managed                                                     457          105
------------------------------------------------------------------- ------------

Total GLA at end of period (000's)                           6,214        5,437
Weighted average GLA (000's) (2)                             5,492        5,144
Occupancy percentage at end of period (1)                      95%          95%
   Per square foot for wholly owned properties
Revenues
   Base rentals                                             $ 3.58       $ 3.51
   Percentage rentals                                          .07          .12
   Expense reimbursements                                     1.54         1.41
   Other income                                                .12          .11
------------------------------------------------------------------- ------------
     Total revenues                                           5.31         5.15
------------------------------------------------------------------- ------------
Expenses
   Property operating                                         1.82         1.67
   General and administrative                                  .44          .44
   Interest                                                   1.22         1.39
   Depreciation and amortization                              1.33         1.38
------------------------------------------------------------------- ------------
     Total expenses                                           4.81         4.88
------------------------------------------------------------------- ------------
Income before equity in earnings of unconsolidated joint
 ventures, minority interest and discontinued operations    $  .50        $ .27
------------------------------------------------------------------- ------------
(1) Includes Myrtle Beach, South Carolina property which we operate through a 50% ownership joint venture.
(2) GLA of 100% owned properties weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.


The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of March 31, 2003.

                                                                     Mortgage Debt
                                                                      Outstanding
                                                                     (000's) as of
                                                          GLA         March 31,        %
 Date Opened                   Location                (sq. ft.)       2003         Occupied
 -------------------- ----------------------------- ------------ --- ------------ -------------
 Aug.  1994           Riverhead, NY                     729,238              ---        98
 May   1993           San Marcos, TX                    441,936          $37,789       100
 Feb.  1997 (1)       Sevierville, TN                   382,854              ---       100
 Dec.  1995           Commerce II, GA                   342,556           29,500        93
 Sept. 2002 (1)       Howell, MI                        325,231              ---        99
 Nov.  1994           Branson, MO                       277,494           24,000        97
 May   1991           Williamsburg, IA                  277,230           19,340        97
 Jun.   2002 (2)      Myrtle Beach, SC                  260,033              ---       100
 Oct.  1994 (1)       Lancaster, PA                     255,059           14,435        94
 Nov.  1994           Locust Grove, GA                  248,854              ---        99
 Feb.  1993           Gonzales, LA                      245,199              ---        97
 Jul.  1998 (1)       Fort Meyers, FL                   198,789              ---        97
 Jul.  1989           Commerce, GA                      185,750            8,173        79
 Feb.  1992           Casa Grande, AZ                   184,768              ---        89
 Aug.  1994           Terrell, TX                       177,490              ---        96
 Mar.  1998 (1)       Dalton, GA                        173,430           11,082        93
 Sept. 1994           Seymour, IN                       141,051              ---        74
 Dec.  1992           North Branch, MN                  134,480              ---        99
 Feb.  1991           West Branch, MI                   112,420            7,035        95
 Jan.  1995           Barstow, CA                       105,950              ---        72
 Sept. 1997 (1)       Blowing Rock, NC                  105,448            9,622        94
 Jul.  1988           Pigeon Forge, TN                   94,558              ---        95
 Sept. 1997 (1)       Nags Head, NC                      82,254            6,529       100
 Jul.  1988           Boaz, AL                           79,575              ---        95
 Jun.  1986           Kittery I, ME                      59,694            6,306       100
 Apr.  1988           LL Bean, North Conway, NH          50,745              ---        91
 Nov.  1987           Martinsburg, WV                    49,252              ---        61
 Jun.  1988           Kittery II, ME                     24,703              ---       100
 Mar.  1987           Clover, North Conway, NH           11,000              ---       100
 -------------------- ----------------------------- ------------ --- ------------ ---------
    Total                                             5,757,041         $173,811        95%
 ==================== ============================= ============ === ============ =========

(1)  Represents date acquired by us.
(2)  Represents  center  operated by us through a 50% ownership  joint  venture.
     Mortgage debt outstanding as of March 31, 2003 on this property is $25.7 million.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Base rentals increased $1.6 million, or 9%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the additional GLA acquired at our Sevierville, Tennessee center early during the first quarter of 2003. Base rent per weighted average GLA increased by $.07 per square foot from $3.51 per square foot in the 2002 period compared to $3.58 per square foot in the 2003 period. The increase is primarily the result of the addition of the Howell, Michigan acquisition which had a higher average base rent per square foot compared to the portfolio average. In addition, we had an increase in termination revenue, a component of base rentals, of $159,000 during the 2003 period compared to 2002. While the overall portfolio occupancy at March 31, 2003 remained constant at 95% compared to March 31, 2002, one center experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $202,000 or 34%, and on a weighted average GLA basis, decreased $.05 per square foot in 2003 compared to 2002. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2003 were $293 per square foot. This represents a 0.3% decrease compared to the same period in 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Same-space sales for the three months ended March 31, 2003 decreased 6.1% compared to the same period of 2002. Severe winter conditions made road travel very difficult and caused retailers at our centers to loose the equivalent of an aggregate 27 shopping days during the first quarter. Additionally, Easter and the associated spring break vacations occurred in April of this year, while occurring in March last year. Importantly, we do not view the first quarter sales as being indicative of a trend going forward.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 84% in both the 2003 and 2002 periods.

Other income increased $107,000, or 19%, in 2003 compared to 2002 and on a weighted average GLA basis, increased $.01 per square foot from $.11 to $.12. The increase is due primarily to increases in vending income.

Property operating expenses increased by $1.4 million, or 16%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.15 per square foot from $1.67 to $1.82. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in September as well as portfolio wide increases in snow removal and property insurance costs.

General and administrative expenses increased $155,000, or 7%, in the 2003 period as compared to the 2002 period. The increase is primarily due to increases in employee compensation. Also, as a percentage of total revenues, general and administrative expenses were 8% and 9%, respectively in the 2003 and 2002 periods and, on a weighted average GLA basis remained constant at $.44 per square foot in the 2003 and 2002 period.

Interest expense decreased $405,000, or 6%, during 2003 as compared to 2002 due primarily to lower outstanding debt and lower average interest rates during 2003. Also during the first quarter of 2003, we purchased at a 2% premium, $2.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with additional interest expense reduction as the lines of credit have a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $1.38 per square foot in the 2002 period to $1.33 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Net income from unconsolidated joint ventures increased $84,000 in the 2003 period compared to the 2002 period due to the opening of the Myrtle Beach, SC outlet center by TWMB in June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2002 period reflecting the discontinued operations of the Ft. Lauderdale, Florida and Bourne Massachusetts centers which were sold in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.9 million and $6.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash provided by operating activities is due primarily to the increase in accounts payable and accrued expenses in 2003 compared to 2002. Net cash used in investing activities was $3.3 and $2.1 million during the first three months of 2003 and 2002, respectively. Cash used was higher in 2003 primarily due to the cash needed to pay for the acquisition of the expansion in the Sevierville, Tennessee center and the additional investment in joint ventures. Net cash used in financing activities was $6.5 million and $4.3 million during the first three months of 2003 and 2002, respectively. Cash used was higher in 2003 due to increased dividends in 2003 compared to 2002 and due to proceeds used to reduce our overall debt at March 31, 2003.

Acquisitions and Dispositions

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee. The purchase price was $4.7 million with an expected return of 10%. Construction of an additional 35,000 square foot expansion of the center is currently under way, with stores expected to begin opening during the summer of 2003. We expect to complete the expansion at a cost of $4 million. Upon completion of the expansion, the Sevierville center will total approximately 418,000 square feet.

Also, construction by TWMB of a 64,000 square foot second phase at the Tanger Outlet Center in Myrtle Beach, South Carolina is proceeding as planned with stores expected to open during the summer of 2003. Our capital investment in the second phase is approximately $1.1 million with an expected return in excess of 20%.

Joint Ventures

In September 2001, we established the TWMB joint venture with respect to our Myrtle Beach, South Carolina project with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren"). We and Rosen-Warren, each as 50% owners, contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In September 2001, TWMB began construction on the first phase of a new 400,000 square foot Tanger Outlet Center in Myrtle Beach, South Carolina. The first phase opened 100% leased on June 28, 2002 at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In November 2002, we began construction on a 64,000 square foot second phase which is estimated to cost $6.5 million. We and Rosen-Warren have contributed approximately $1.1 million each toward this second phase which will contain approximately 22 additional brand name outlet tenants. Stores in this phase will begin opening in May 2003.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in August 2004. As of March 31, 2003, the construction loan had a $25.7 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to Libor plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

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

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations (see "Funds from Operations").

Financing Arrangements

During the first quarter of 2003, we purchased at a 2% premium, $2.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $24.9 million of the notes that were purchased in 2001 and 2002.

At March 31, 2003, approximately 49% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2003 was 7.85%.

On May 2, 2003, we announced that we would call for redemption of all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary. Our Board of Directors has set June 20, 2003 as the redemption date on which all outstanding Depositary Shares, each representing 1/10th of a Preferred Share will be redeemed. The Preferred Stock Depositary will in turn call for redemption, as of the same redemption date, all of the Preferred Shares. The redemption price will be $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

In lieu of receiving the cash redemption price, holders of the Depositary Shares may, at their option, convert each Depositary Share into .901 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that are converted to common shares will not receive accrued and unpaid dividends, if any, but will be entitled to receive common dividends declared after the date on which the Depositary Shares are converted to common shares.

Should all holders of the Depositary Shares elect to receive the redemption proceeds, rather than convert their Depositary Shares to common shares, we would be required to fund approximately $20 million to complete the redemption of all the outstanding Depositary Shares.

On or after the redemption date, the Depositary Shares, and the corresponding Preferred Shares, will no longer be deemed to be outstanding, dividends on the Depositary Shares, and the corresponding Preferred Shares, will cease to accrue, and all rights of the holders of the Depositary Shares, and the corresponding Preferred Shares, will cease, except for the right to receive the redemption price, without interest thereon, upon surrender of certificates representing the Depositary Shares, and the corresponding Preferred Shares. As of May 2, 2003, 80,190 Preferred Shares, representing approximately 801,897 Depositary Shares, were outstanding.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our best interest and our shareholders' interests. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria or selling outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $85 million at March 31, 2003. All of our lines of credit have maturity dates of June 30, 2004. We also have the ability through our shelf registration to issue up to $400 million in either all debt or all equity or any combination thereof up to $400 million. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2003.

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

On April 10, 2003, our Board of Directors declared a $.6150 cash dividend per common share payable on May 15, 2003 to each shareholder of record on April 30, 2003, and caused a $.6150 per Operating Partnership unit cash distribution to be paid to the minority interests. The Board of Directors also declared a cash dividend of $.5540 per preferred depositary share payable on May 15, 2003 to each shareholder of record on April 30, 2003.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no effect on our results of operations or financial position for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the beginning of the first interim reporting period beginning after June 15, 2003. We are currently evaluating the effects of this statement.

Funds from Operations ("FFO")

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

Below is a calculation of funds from operations for the three months ended March 31, 2003 and 2002 and other data for those respective periods (in thousands):

                                                                          Three Months Ended
                                                                                March 31,
                                                                            2003        2002
---------------------------------------------------------------------- ------------ -----------
Funds from Operations:
   Net income                                                             $ 2,191      $1,445
   Adjusted for:
      Minority interest                                                       578         252
      Minority interest, depreciation and amortization
         attributable to discontinued operations                              ---         237
      Depreciation and amortization uniquely significant to real estate -
         wholly owned                                                       7,255       6,993
      Depreciation and amortization uniquely significant to real estate -
         joint ventures                                                       254         ---
---------------------------------------------------------------------- ------------ -----------
         Funds from operations before minority interest                   $10,278      $8,927
---------------------------------------------------------------------- ------------ -----------
---------------------------------------------------------------------- ------------ -----------

Weighted average shares outstanding (1)                                    13,164      11,787
---------------------------------------------------------------------- ------------ -----------

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

During 2003, we have approximately 1,070,000 square feet, or 19% of our portfolio, coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2003, we have renewed approximately 539,000 square feet, or 50% of the square feet scheduled to expire in 2003. The existing tenants have renewed at an average base rental rate approximately 1% higher than the expiring rate. We also re-tenanted 138,000 square feet of vacant space during the first three months of 2003 at a 3% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.4% of our combined base and percentage rental revenues for the three months ended March 31, 2003. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of March 31, 2003 and 2002, our centers were 95% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At March 31, 2003, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2003, TWMB would have paid approximately $305,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $271,000 to approximately $576,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's Consolidated Balance Sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2003 was $374.9 million and its recorded value was $341.1 million. A 1% increase from prevailing interest rates at March 31, 2003 would result in a decrease in fair value of total long-term debt by approximately $12.6 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on May 14, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Principal  Executive  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

     99.2 Principal  Financial  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

     99.3 Principal  Executive  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     99.4 Principal  Financial  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

          We filed the following reports on Form 8-K during the three months ended March 31, 2003:

          Current Report on Form 8-K dated February 26, 2003 to file the December 31, 2002 Supplemental Operating and Financial Data


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       TANGER FACTORY OUTLET CENTERS, INC.




                       By:     /s/ Frank C. Marchisello Jr.
                               ----------------------------
                               Frank C. Marchisello, Jr.
                               Executive Vice President, Chief Financial Officer


DATE: May 14, 2003

                                  Exhibit Index


Exhibit No.                        Description
---------- ---------------------------------------------------------------------

99.1      Principal  Executive  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

99.2      Principal  Financial  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

99.3      Principal  Executive  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.4      Principal  Financial  Officer  Certification  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.