Form 10-Q
period 2003-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2003-08-13
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes X No



                       10,340,443 shares of Common Stock,
                 $.01 par value, outstanding as of July 31, 2003

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

                                                                    Page Number

Item 1. Financial Statements (Unaudited)

        Consolidated  Statements  of  Operations
        For the three and six months ended June 30, 2003 and 2002           3

        Consolidated  Balance Sheets
        As of June 30, 2003 and December 31, 2002                           4

        Consolidated  Statements of Cash Flows
        For the six months ended June 30, 2003 and 2002                     5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14

Item 3. Quantitative and Qualitative Disclosures about Market Risk         25

Item 4.  Controls and Procedures                                           26

                           Part II. Other Information

Item 1. Legal proceedings                                                  27

Item 2. Changes in Securities and Use of Proceeds                          27

Item 4. Submissions of Matters to a Vote of Security Holders               27

Item 6. Exhibits and Reports on Form 8-K                                   28

Signatures                                                                 28

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                       June 30,
                                                                  2003         2002              2003         2002
-------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)                    (unaudited)
REVENUES
  Base rentals                                                $ 19,806     $ 18,364          $ 39,428     $ 36,386
  Percentage rentals                                               555          581               950        1,178
  Expense reimbursements                                         8,456        7,275            16,886       14,515
  Other income                                                     803          583             1,474        1,145
-------------------------------------------------------------------------------------------------------------------
       Total revenues                                           29,620       26,803            58,738       53,224
-------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                            10,109        8,585            20,062       17,146
  General and administrative                                     2,453        2,092             4,883        4,367
  Interest                                                       6,556        7,118            13,280       14,247
  Depreciation and amortization                                  7,099        7,048            14,379       14,064
-------------------------------------------------------------------------------------------------------------------
       Total expenses                                           26,217       24,843            52,604       49,824
-------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint
  ventures, minority interest and discontinued operations        3,403        1,960             6,134        3,400
Equity in earnings of unconsolidated joint ventures                280          (75)              372          (67)
Minority interest                                                 (798)        (396)           (1,389)        (673)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                2,885        1,489             5,117        2,660
Discontinued operations                                           (578)         605              (619)         879
-------------------------------------------------------------------------------------------------------------------
Net income                                                       2,307        2,094             4,498        3,539
Less applicable preferred share dividends                         (363)        (442)             (806)        (886)
-------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                    $ 1,944      $ 1,652           $ 3,692      $ 2,653
-------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
Income from continuing operations                                $ .26        $ .13             $ .46        $ .22
Net income                                                       $ .20        $ .21             $ .39        $ .33
-------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income from continuing operations                                $ .26        $ .13             $ .45        $ .22
Net income                                                       $ .20        $ .20             $ .38        $ .33
-------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                                  $ .62        $ .61             $1.23        $1.22
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                                               June 30,        December 31,
                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)
ASSETS
  Rental Property
    Land                                                                                       $ 50,474             $51,274
    Buildings, improvements and fixtures                                                        578,665             571,125
    Developments under construction                                                               2,490                 ---
----------------------------------------------------------------------------------------------------------------------------
                                                                                                631,629             622,399
    Accumulated depreciation                                                                   (185,071)           (174,199)
----------------------------------------------------------------------------------------------------------------------------
    Rental property, net                                                                        446,558             448,200
  Cash and cash equivalents                                                                         203               1,072
  Deferred charges, net                                                                           9,389              10,104
  Other assets                                                                                   12,822              18,299
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $ 468,972           $ 477,675
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                                                   $ 147,509            $150,109
    Mortgages payable                                                                           173,188             174,421
    Lines of credit                                                                              11,890              20,475
----------------------------------------------------------------------------------------------------------------------------
                                                                                                332,587             345,005
  Construction trade payables                                                                     8,010               3,310
  Accounts payable and accrued expenses                                                          13,328              15,095
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                         353,925             363,410
----------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                                                26,231              23,630
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
    0 and 80,190 shares issued and outstanding
    at June 30, 2003 and December 31, 2002                                                          ---                   1
  Common shares, $.01 par value, 50,000,000 shares authorized,
    10,270,443 and 9,061,025 shares issued and outstanding
    at June 30, 2003 and December 31, 2002                                                          103                  90
  Paid in capital                                                                               167,034             161,192
  Distributions in excess of net income                                                         (78,224)            (70,485)
  Accumulated other comprehensive loss                                                              (97)               (163)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                 88,816              90,635
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $ 468,972           $ 477,675
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                    Six Months Ended
                                                                                                      June 30,
                                                                                                 2003            2002
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
OPERATING ACTIVITIES
  Net income                                                                                  $ 4,498         $ 3,539
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization (including discontinued operations)                         14,468          14,371
     Amortization of deferred financing costs                                                     623             628
     Equity in earnings of unconsolidated joint ventures                                         (372)             67
     Minority interest                                                                          1,193           1,007
     Compensation under Unit Option Plan                                                           51             ---
     Loss/(gain) on sale of real estate (included in discontinued operations)                     735            (460)
     Gain on sale of outparcels of land                                                           ---             (31)
     Straight-line base rent adjustment                                                           112             101
  Increase (decrease) due to changes in:
     Other assets                                                                               1,828            (513)
     Accounts payable and accrued expenses                                                     (1,667)         (3,158)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activites                                                 21,469          15,551
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental property                                                                 (5,036)         (2,944)
  Acquisition of rental property                                                               (4,700)            ---
  Additions to investments in unconsolidated joint ventures                                      (952)            (80)
  Additions to deferred lease costs                                                              (836)           (753)
  Net proceeds from sale of real estate                                                         2,076          17,291
  Decrease/(increase) in escrow from rental property sale                                       4,006         (16,826)
  Distributions received from unconsolidated joint ventures                                       650             ---
  Collections from officers                                                                       ---              86
----------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                    (4,792)         (3,226)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                         (12,237)        (10,624)
  Distributions to minority interest                                                           (3,723)         (3,708)
  Payments for redemption of preferred shares                                                    (372)            ---
  Proceeds from issuance of debt                                                               48,815          50,651
  Repayments of debt                                                                          (61,233)        (51,009)
  Additions to deferred financing costs                                                           (80)            (11)
  Proceeds from exercise of unit options                                                       11,284           2,065
----------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                                   (17,546)        (12,636)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                        (869)           (311)
Cash and cash equivalents, beginning of period                                                  1,072             515
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $ 203           $ 204
----------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:

The  Company   purchases   capital   equipment  and  incurs  costs  relating  to
construction  of  new  facilities,   including  tenant   finishing   allowances.
Expenditures  included in  construction  trade  payables as of June 30, 2003 and
2002 amounted to $8,010 and $4,141, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. At June 30, 2003, we operated 33 centers in 20 states totaling 6.2 million square feet. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and Subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

3.   Changes in Significant Accounting Policy

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

                                                                         Three Months Ended         Six Months Ended
                                                                              June 30,                   June 30,
                                                                          2003         2002         2003          2002
 -------------------------------------------------------------- -------------- ------------ ------------ -------------
  Net income                                                           $ 2,307       $2,094       $4,498        $3,539

  Add: Stock-based employee compensation expense
       included in net income, net of minority interest
       of $5 and $11 for the three and six months
       ended, respectively                                                  20          ---           40           ---

 Less: Total stock based employee compensation expense
       determined under fair value based method for all
       awards, net of minority interest of $5 and $12 for the
       three months ended and $11 and $22 for the six
       months ended, respectively                                         (20)         (31)         (40)          (62)
 -------------------------------------------------------------- -------------- ------------ ------------ -------------
 Pro forma net income                                                 $ 2,307       $2,063       $4,498        $3,477
 -------------------------------------------------------------- -------------- ------------ ------------ -------------
 Earnings per share:
      Basic - as reported                                                $.20         $.21         $.39          $.33
      Basic - pro forma                                                   .20          .20          .39           .32

      Diluted - as reported                                              $.20         $.20         $.38          $.33
      Diluted - pro forma                                                 .20          .20          .38           .32
-------------------------------------------------------------- -------------- ------------ ------------ -------------

4.   Acquisition and Development of Owned Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee for $4.7 million. Construction of an additional 35,000 square foot expansion of the center is currently under way, with stores expected to begin opening during the third quarter of 2003.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $137,000 at June 30, 2003. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2003 and 2002 amounted to $7,000 and $80,000, respectively, and for the six months ended June 30, 2003 and 2002 amounted to $21,000 and $159,000, respectively.

5.   Disposition of Owned Rental Properties

In May 2003, we completed the sale of our property located in Martinsburg, West Virginia. Net proceeds received from the sale of this property were approximately $2.1 million. As a result of the sale, we recognized a loss on sale of real estate of approximately $735,000.

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

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,

                                                         2003        2002             2003           2002
----------------------------------------------------- ----------- ------------ ------------ --------------
Base rentals                                               $  31        $ 558        $  70        $ 1,125
Expense reimbursements                                        10          155           30            365
Other income                                                   1          ---            2              2
----------------------------------------------------- ----------- ------------ ------------ --------------
     Total revenues                                           42          713          102          1,492

Property operating expenses                                   28          190           93            432
Depreciation and amortization                                 40          149           89            307
----------------------------------------------------- ----------- ------------ ------------ --------------
       Total expenses                                         68          339          182            739
----------------------------------------------------- ----------- ------------ ------------ --------------
Income before (loss)/gain on sale of real estate            (26)          374         (80)            753
(Loss)/gain on sale of real estate                         (735)          460        (735)            460
----------------------------------------------------- ----------- ------------ ------------ --------------
Discontinued operations before minority interest           (761)          834        (815)          1,213
Minority interest                                            183        (229)          196          (334)
----------------------------------------------------- ----------- ------------ ------------ --------------
Discontinued operations                                  $ (578)        $ 605       $(619)          $ 879
----------------------------------------------------- ----------- ------------ ------------ --------------


6.   Investments in Real Estate Joint Ventures

In September 2001, we established Tanger-Warren Myrtle Beach, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate the Tanger Outlet center in Myrtle Beach, South Carolina. We and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002, the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In May and June 2003, 49,000 square feet of stores opened in our 64,000 square foot second phase which is expected to cost approximately $6.5 million. The remaining 15,000 square feet is expected to open later in 2003. We and Rosen-Warren have contributed approximately $1.1 million each toward this second phase which will contain approximately 22 additional brand name outlet tenants.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in August 2005. As of June 30, 2003, the construction loan had a $28.7 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to LIBOR plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us.

Our investment in unconsolidated real estate joint ventures as of June 30, 2003 and December 31, 2002 was $4.6 million and $3.9 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to the joint ventures. The following management, leasing and development fees were recognized from services provided to TWMB during the three and six months ended June 30, 2003 and 2002 (in thousands):

                              Three Months Ended           Six Months Ended
                                    June 30,                   June 30,

                               2003        2002             2003         2002
--------------------------- ----------- ------------ ------------ ------------
Fee:
   Management                     $ 34        $ ---         $ 68        $ ---
   Leasing                          76           35          133           62
   Development                     (4)           30            9          102
--------------------------- ----------- ------------ ------------ ------------
Total Fees                       $ 106         $ 65        $ 210        $ 164
--------------------------- ----------- ------------ ------------ ------------


Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                                        June 30,       December 31,
Summary Balance Sheets - Unconsolidated Joint Ventures:                   2003             2002
----------------------------------------------------------------- ----------------- ----------------
Assets:
    Investment properties at cost, net                                     $35,439          $32,153
    Cash and cash equivalents                                                  634              514
    Deferred charges, net                                                    1,872            1,751
    Other assets                                                             1,995            1,491
----------------------------------------------------------------- ----------------- ----------------
        Total assets                                                       $39,940          $35,909
----------------------------------------------------------------- ----------------- ----------------
Liabilities and Owners' Equity
    Mortgage payable                                                       $28,692          $25,513
    Construction trade payables                                              1,026            1,644
    Accounts payable and other liabilities                                     828              522
----------------------------------------------------------------- ----------------- ----------------
        Total liabilities                                                   30,546           27,679
    Owners' equity                                                           9,394            8,230
----------------------------------------------------------------- ----------------- ----------------
        Total liabilities and owners' equity                               $39,940          $35,909
----------------------------------------------------------------- ----------------- ----------------

                                                           Three Months Ended        Six Months Ended
Summary Statements of Operations-                                June 30,                 June 30,
Unconsolidated Joint Ventures                               2003         2002         2003         2002
----------------------------------------------------- ----------- ------------ ------------ ------------
Revenues                                                 $ 2,158        $ 225      $ 3,885        $ 241
----------------------------------------------------- ----------- ------------ ------------ ------------
Expenses:
     Property operating expenses                             782          385        1,486          385
     General and administrative                                3          ---           20          ---
     Interest                                                294          ---          619          ---
     Depreciation and amortization                           552          ---        1,080          ---
----------------------------------------------------- ----------- ------------ ------------ ------------
         Total expenses                                    1,631          385        3,205          385
----------------------------------------------------- ----------- ------------ ------------ ------------
Net income/(loss)                                            527        (160)          680        (144)
----------------------------------------------------- ----------- ------------ ------------ ------------

Tanger Factory Outlet Centers, Inc. share of:
----------------------------------------------------- ----------- ------------ ------------ ------------
Net income/(loss)                                            280         (75)          372         (67)
Depreciation (real estate related)                           266          ---          520          ---
----------------------------------------------------- ----------- ------------ ------------ ------------

7.   Preferred Share Redemption

On May 2, 2003, we announced that we would call for the redemption of all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary. Our Board of Directors set June 20, 2003 as the redemption date on which all outstanding Depositary Shares, each representing 1/10th of a Preferred Share would be redeemed. The Preferred Stock Depositary in turn called for redemption, as of the same redemption date, of all of the Preferred Shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

In lieu of receiving the cash redemption price, holders of the Depositary Shares, at their option, could exercise their right to convert each Depositary Share into .901 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that were converted to common shares did not receive accrued and unpaid dividends, if any, but were entitled to receive common dividends declared after the date on which the Depositary Shares were converted to common shares.

On or after the redemption date, the Depositary Shares, and the corresponding Preferred Shares, were no longer deemed to be outstanding, dividends on the Depositary Shares, and the corresponding Preferred Shares, ceased to accrue, and all rights of the holders of the Depositary Shares, and the corresponding Preferred Shares, ceased, except for the right to receive the redemption price and accrued and unpaid dividends, without interest thereon, upon surrender of certificates representing the Depositary Shares, and the corresponding Preferred Shares.

As of May 2, 2003, 80,190 Preferred Shares, representing approximately 801,897 Depositary Shares, were outstanding. In total 787,008 of the Depositary Shares were converted into 709,078 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $375,000 from cash flow from operations.

8.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                  June 30,
                                                             2003        2002         2003          2002
------------------------------------------------------- ------------ ----------- ------------ -------------
Numerator:
   Income from continuing operations                         $2,885      $1,489       $5,117        $2,660
   Less applicable preferred share dividends                   (363)       (442)        (806)         (886)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Income   from   continuing   operations   available
   to common shareholders - basic and diluted                 2,522       1,047        4,311         1,774
   Discontinued operations                                     (578)        605         (619)          879
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income available to common shareholders -
     basic and diluted                                       $1,944     $ 1,652       $3,692        $2,653
Denominator:
   Basic weighted average common shares                       9,590       8,015        9,387         7,982
   Effect of outstanding share and unit options                 219         214          228           153
------------------------------------------------------- ------------ ----------- ------------ -------------
   Diluted weighted average common shares                     9,809       8,229        9,615         8,135

Basic earnings per common share:
Income from continuing operations                             $ .26        $.13         $.46          $.22
Discontinued operations                                        (.06)        .08         (.07)          .11
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                    $ .20        $.21         $.39          $.33

Diluted earnings per common share:
Income from continuing operations                             $ .26        $.13         $.45          $.22
Discontinued operations                                        (.06)        .07         (.07)          .11
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                    $ .20        $.20         $.38          $.33
------------------------------------------------------- ------------ ----------- ------------ -------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 235,000 for the three months ended June 30, 2002 and 6,000 and 345,000 for the six months ended June 30, 2003 and 2002, respectively. There were no options excluded from the computation for the three months ended June 30, 2003. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

9.   Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At June 30, 2003, our portion of the fair value of TWMB's hedge is recorded as a $149,000 reduction to investment in joint ventures. Total comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                           2003         2002         2003           2002
----------------------------------------------------- ----------- ------------ ------------ --------------
Net income                                                $2,307      $ 2,094       $4,498        $ 3,539
----------------------------------------------------- ----------- ------------ ------------ --------------
Other comprehensive income:
     Change in fair value of our portion of
        TWMB cash flow hedge,
        net of minority interest of $1 and $2                  3          ---          (8)            ---
     Change in fair value of cash flow hedge,
        net of minority interest of $0 and $23 and
        $24 and $105                                         ---           63           74            272
----------------------------------------------------- ----------- ------------ ------------ --------------
         Other comprehensive income                            3           63           66            272
----------------------------------------------------- ----------- ------------ ------------ --------------
Total comprehensive income                                $2,310      $ 2,157       $4,564        $ 3,811
----------------------------------------------------- ----------- ------------ ------------ --------------

10.  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no significant impact on our results of operations or financial position for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities beginning July 1, 2003. We are in the process of evaluating TWMB (Note 6) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture is equal to our investment in the joint venture and our obligation under our joint and several guarantee of TWMB's debt, all as disclosed in Note 6.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective at the beginning of the first interim period beginning after June 15, 2003. The Board initiated its liabilities and equity project in response to concerns regarding the current balance sheet classifications of certain financial instruments. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. We adopted this statement effective July 1, 2003, and it had no significant impact on our results of operations or financial position.

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

The discussion of our results of operations reported in the unaudited Consolidated Statements of Operations compares the three and six months ended June 30, 2003 with the three and six months ended June 30, 2002. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

-    the ability to realized planned costs savings in acquisitions; and

-    retention of earnings.

General Overview

At June 30, 2003, we have ownership interests in or management responsibilities for 33 centers in 20 states totaling 6.2 million square feet compared to 32 centers in 21 states totaling 5.5 million square feet at June 30, 2002. The activity in our portfolio of properties since June 30, 2002 is summarized below:

                                                         No.
                                                         of           GLA
                                                       Centers      (000's)      States
-------------------------------------------------- ------------ ------------ -----------
As of June 30, 2002                                       32        5,532          21
-------------------------------------------------- ------------ ------------ -----------
New development expansion:
    Myrtle Beach, South Carolina (joint venture)         ---           49         ---
Acquisitions:
    Howell, Michigan (wholly-owned)                        1          325         ---
    Vero Beach, Florida (managed)                          1          329         ---
    Bourne, Massachusetts (managed)                        1           23           1
    Sevierville, Tennessee (wholly-owned)                ---           29         ---
Dispositions:
    Bourne, Massachusetts (wholly-owned)                 (1)          (23)         (1)
    Martinsburg, West Virginia (wholly-owned)            (1)          (49)         (1)
-------------------------------------------------- ------------ ------------ -----------
As of June 30, 2003                                      33         6,215          20
-------------------------------------------------- ------------ ------------ -----------

A summary of the operating results for the three and six months ended June 30, 2003 and 2002 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                  Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,

                                                               2003         2002             2003          2002
----------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's)
     Wholly owned                                                 5,449        5,167        5,449         5,167
     Partially owned (1)                                            309          260          309           260
     Managed                                                        457          105          457           105
----------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                6,215        5,532        6,215         5,532
----------------------------------------------------------- ------------ ------------ ------------ -------------
Weighted average GLA (000's) (2)                                  5,448        5,094        5,445         5,094
Occupancy percentage at end of period (1)                           96%          96%          96%           96%
   Per square foot for wholly owned properties
Revenues
   Base rentals                                                   $3.64        $3.61        $7.24         $7.14
   Percentage rentals                                               .10          .11          .18           .23
   Expense reimbursements                                          1.55         1.43         3.10          2.85
   Other income                                                     .15          .11          .27           .23
----------------------------------------------------------- ------------ ------------ ------------ -------------
     Total revenues                                                5.44         5.26        10.79         10.45
----------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
   Property operating                                              1.86         1.69         3.68          3.36
   General and administrative                                       .45          .41          .90           .86
   Interest                                                        1.20         1.40         2.44          2.80
   Depreciation and amortization                                   1.30         1.38         2.64          2.76
----------------------------------------------------------- ------------ ------------ ------------ -------------
     Total expenses                                                4.81         4.88         9.66          9.78
----------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint
ventures, minority interest and discontinued operations            $.63         $.38        $1.13          $.67
----------------------------------------------------------- ------------ ------------ ------------ -------------

(1) Includes Myrtle Beach, SC property which we operate and have a 50% ownership in through a joint venture.
(2) GLA of 100% owned properties weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date.



The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of June 30, 2003.


                                                                               Mortgage Debt
                                                                                Outstanding
                                                                 GLA           (000's) as of                 %
Date Opened                             Location               (sq. ft.)       June 30, 2003             Occupied
---------------------------- ------------------------------- ------------ --- ---------------- ------- --------------
Aug.  1994                   Riverhead, NY                       729,238                  ---                100
May   1993                   San Marcos, TX                      441,936              $37,629                 96
Feb.  1997 (1)               Sevierville, TN                     384,193                  ---                100
Dec.  1995                   Commerce II, GA                     342,556               29,500                 97
Sept. 2002 (1)               Howell, MI                          325,231                  ---                 99
Nov.  1994                   Branson, MO                         277,562               24,000                 99
May   1991                   Williamsburg, IA                    277,230               19,250                 98
Jun.   2002 (2)              Myrtle Beach, SC                    309,037                  ---                100
Oct.  1994 (1)               Lancaster, PA                       255,059               14,351                 96
Nov.  1994                   Locust Grove, GA                    248,854                  ---                 99
Feb.  1993                   Gonzales, LA                        245,199                  ---                 99
Jul.  1998 (1)               Fort Meyers, FL                     198,789                  ---                 89
Jul.  1989                   Commerce, GA                        185,750                8,056                 71
Feb.  1992                   Casa Grande, AZ                     184,768                  ---                 88
Aug.  1994                   Terrell, TX                         177,490                  ---                 97
Mar.  1998 (1)               Dalton, GA                          173,430               11,030                 95
Sept. 1994                   Seymour, IN                         141,051                  ---                 74
Dec.  1992                   North Branch, MN                    134,480                  ---                 99
Feb.  1991                   West Branch, MI                     112,420                7,002                 98
Jan.  1995                   Barstow, CA                         105,950                  ---                 80
Sept. 1997 (1)               Blowing Rock, NC                    105,448                9,588                 90
Jul.  1988                   Pigeon Forge, TN                     94,558                  ---                 97
Sept. 1997 (1)               Nags Head, NC                        82,254                6,506                100
Jul.  1988                   Boaz, AL                             79,575                  ---                 92
Jun.  1986                   Kittery I, ME                        59,694                6,276                100
Apr.  1988                   LL Bean, North Conway, NH            50,745                  ---                 91
Jun.  1988                   Kittery II, ME                       24,619                  ---                100
Mar.  1987                   Clover, North Conway, NH             11,000                  ---                100
---------------------------- ------------------------------- ------------ --- ---------------- ------- ----------
   Total                                                       5,758,116             $173,188                96%
============================ =============================== ============ === ================ ======= ==========

(1)  Represents date acquired by us.

(2)  Represents  center  operated by us through a 50% ownership  joint  venture.
     Mortgage debt of the joint venture outstanding as of June 30, 2003 on this property is $28.7 million.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Base rentals increased $1.4 million, or 8%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the additional GLA acquired at our Sevierville, Tennessee center early during the first quarter of 2003. Base rent per weighted average GLA increased by $.03 per square foot from $3.61 per square foot in the 2002 period compared to $3.64 per square foot in the 2003 period. The increase is primarily the result of the addition of the Howell, Michigan acquisition which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at June 30, 2003 remained constant at 96% compared to June 30, 2002, one center experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $26,000 or 4%, and on a weighted average GLA basis, decreased $.01 per square foot in 2003 compared to 2002. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2003 were $300 per square foot. This represents a 1.5% increase compared to the same period in 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Same-space sales for the three months ended June 30, 2003 increased 6.3% compared to the same period of 2002.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 84% and 85%, respectively, in the 2003 and 2002 periods.

Other income increased $220,000, or 38%, in 2003 compared to 2002 and on a weighted average GLA basis, increased $.04 per square foot from $.11 to $.15. The increase is due primarily to increases in vending income and income from property management services.

Property operating expenses increased by $1.5 million, or 18%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.17 per square foot from $1.69 to $1.86. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in September as well as portfolio wide increases in advertising, property taxes and property insurance costs.

General and administrative expenses increased $361,000, or 17%, in the 2003 period as compared to the 2002 period. The increase is primarily due to increases in employee compensation from headcount increases and increased travel expenses. Also, as a percentage of total revenues, general and administrative expenses were 8% in the 2003 and 2002 periods and, on a weighted average GLA basis increased $.04 per square foot from $.41in the 2002 period to $.45 in the 2003 period.

Interest expense decreased $562,000, or 8%, during 2003 as compared to 2002 due primarily to lower outstanding debt and lower average interest rates during 2003. Since the 2002 period, we have reduced our outstanding borrowings through operating cash flows, proceeds from share option exercises, property sales and a common share offering. Also, since June 30, 2002, we have purchased, $8.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with additional interest expense reduction as the lines of credit currently have a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $1.38 per square foot in the 2002 period to $1.30 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $355,000 in the 2003 period compared to the 2002 period due to the opening of the Myrtle Beach, South Carolina outlet center by TWMB in late June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the unaudited Consolidated Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2003 period reflecting the discontinued operations and loss on sale of the Martinsburg, West Virginia center only. The 2002 period includes Martinsburg results as well as discontinued operations from the Ft. Lauderdale, Florida and Bourne, Massachusetts properties and a gain on the sale of the Ft. Lauderdale property and discontinued operations from two outparcels of land which had related land leases with identifiable cash flows.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Base rentals increased $3.0 million, or 8%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the additional GLA acquired at our Sevierville, Tennessee center early during the first quarter of 2003. Base rent per weighted average GLA increased by $.10 per square foot from $7.14 per square foot in the 2002 period compared to $7.24 per square foot in the 2003 period. The increase per square foot is primarily the result of the addition of the Howell, Michigan acquisition which had a higher average base rent per square foot compared to the portfolio average. In addition, we had an increase in termination revenue, a component of base rentals, of $163,000 during the 2003 period compared to 2002. While the overall portfolio occupancy at June 30, 2003 remained constant at 96% compared to June 30, 2002, one center experienced negative occupancy trends which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $228,000 or 19%, and on a weighted average GLA basis, decreased $.05 per square foot in 2003 compared to 2002.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 84% and 85%, respectively, in the 2003 and 2002 periods.

Other income increased $329,000, or 29%, in 2003 compared to 2002 and on a weighted average GLA basis, increased $.04 per square foot from $.23 to $.27. The increase is due primarily to increases in vending income and income from property management services.

Property operating expenses increased by $2.9 million, or 17%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.32 per square foot from $3.36 to $3.68. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in September 2002 as well increases in snow removal, property taxes and property insurance costs.

General and administrative expenses increased $516,000, or 12%, in the 2003 period as compared to the 2002 period. The increase is primarily due to increases in employee compensation from headcount increases and increased travel expenses. Also, as a percentage of total revenues, general and administrative expenses were 8% in the 2003 and 2002 periods and, on a weighted average GLA basis increased $.04 per square foot in the 2003 period compared to the 2002 period.

Interest expense decreased $967,000, or 7%, during 2003 as compared to 2002 due primarily to lower outstanding debt and lower average interest rates during 2003. Since the 2002 period, we have reduced our outstanding borrowings through operating cash flows, proceeds from share option exercises, property sales and a common share offering. Also, since June 30, 2002, we have purchased, $8.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with additional interest expense reduction as the lines of credit currently have a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $2.76 per square foot in the 2002 period to $2.64 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $439,000 in the 2003 period compared to the 2002 period due to the opening of the Myrtle Beach, South Carolina outlet center by TWMB in late June of 2002.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the unaudited Consolidated Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2003 period reflecting the discontinued operations and loss on sale of the Martinsburg, West Virginia center only. The 2002 period includes Martinsburg results as well as discontinued operations from the Ft. Lauderdale, Florida and Bourne, Massachusetts properties and a gain on the sale of the Ft. Lauderdale property and discontinued operations from two outparcels of land which had related land leases with identifiable cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $21.5 million and $15.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash provided by operating activities is due primarily to the increases in income after adjustments for non-cash items of approximately $2.1 million when comparing 2003 and 2002 and by changes in accounts payable and accrued expenses and other assets in 2003 compared to 2002. Net cash used in investing activities was $4.8 and $3.2 million during the first six months of 2003 and 2002, respectively. Cash used was higher in 2003 primarily due to the cash needed to pay for the acquisition and subsequent expansion in the Sevierville, Tennessee center offset by the cash provided by the sale of our Martinsburg, West Virginia center. Net cash used in financing activities was $17.5 million and $12.6 million during the six months of 2003 and 2002, respectively. Cash used was higher in 2003 due to increased dividends in 2003 compared to 2002 and due to cash used to reduce our overall debt at June 30, 2003.

Acquisitions and Dispositions

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center is currently under way, with stores expected to begin opening during the third quarter of 2003. The estimated cost of the expansion is approximately $4 million. Upon completion of the expansion, the Sevierville center will total approximately 419,000 square feet.

During the second quarter of 2003, TWMB completed the 64,000 square foot second phase of its center in Myrtle Beach, South Carolina. The center now totals over 324,000 square feet. Stores, aggregating 49,000 square feet, commenced operations during May and June 2003, with the remaining stores expected to open later this year. The estimated cost of this second phase is approximately $6.5 million.

In May 2003, we completed the sale of our property located in Martinsburg, West Virginia. Net proceeds received from the sale of this property were approximately $2.1 million. As a result of the sale, we recognized a loss on sale of real estate of approximately $735,000, which is included in discontinued operations.

Joint Ventures

In September 2001, we established Tanger-Warren Myrtle Beach, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate the Tanger Outlet center in Myrtle Beach, South Carolina. We and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants. In May and June 2003, 49,000 square feet of stores opened in our 64,000 square foot second phase which is expected to cost approximately $6.5 million. The remaining 15,000 square feet is expected to open later in 2003. We and Rosen-Warren have contributed approximately $1.1 million each toward this second phase which will contain approximately 22 additional brand name outlet tenants.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in August 2005. As of June 30, 2003, the construction loan had a $28.7 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to LIBOR plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because our properties have historically produced sufficient cash flow to meet the related debt service requirements.

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

Any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income and funds from operations. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in net income or funds from operations (see "Funds from Operations").

Preferred Share Redemption

On May 2, 2003, we announced that we would call for the redemption of all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary. Our Board of Directors set June 20, 2003 as the redemption date on which all outstanding Depositary Shares, each representing 1/10th of a Preferred Share would be redeemed. The Preferred Stock Depositary in turn called for redemption, as of the same redemption date, of all of the Preferred Shares. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

In lieu of receiving the cash redemption price, holders of the Depositary Shares, at their option, could exercise their right to convert each Depositary Share into .901 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that were converted to common shares did not receive accrued and unpaid dividends, if any, but were entitled to receive common dividends declared after the date on which the Depositary Shares were converted to common shares.

On or after the redemption date, the Depositary Shares, and the corresponding Preferred Shares, were no longer deemed to be outstanding, dividends on the Depositary Shares, and the corresponding Preferred Shares, ceased to accrue, and all rights of the holders of the Depositary Shares, and the corresponding Preferred Shares, ceased, except for the right to receive the redemption price, without interest thereon, upon surrender of certificates representing the Depositary Shares, and the corresponding Preferred Shares.

As of May 2, 2003, 80,190 Preferred Shares, representing approximately 801,897 Depositary Shares, were outstanding. In total, 787,008 of the Depositary Shares were converted into 709,078 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $375,000, from cash flows from operations.

Financing Arrangements

During the six months of 2003, we purchased at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $24.9 million of the notes that were purchased in 2001 and 2002.

At June 30, 2003, approximately 48% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended June 30, 2003 was 7.83%.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $85 million at June 30, 2003. All of our lines of credit have maturity dates of June 30, 2005. We also have the ability through our shelf registration to issue up to $400 million in either all debt or all equity or any combination thereof up to $400 million. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2003.

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

On July 10, 2003, our Board of Directors declared a $.6150 cash dividend per common share payable on August 15, 2003 to each shareholder of record on July 31, 2003, and caused a $.6150 per Operating Partnership unit cash distribution to be paid to the minority interests.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no significant impact on our results of operations or financial position for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities beginning July 1, 2003. We are in the process of evaluating TWMB (Note 6) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture is equal to our investment in the joint venture and our obligation under our joint and several guarantee of TWMB's debt, all as disclosed in Note 6.

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

Below is a calculation of funds from operations for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                                               Three Months Ended         Six Months Ended
                                                                                    June 30,                   June 30,
                                                                                2003         2002         2003          2002
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
  Funds from Operations:
     Net income                                                               $2,307       $2,094      $ 4,498        $3,539
     Adjusted for:
        Minority interest                                                        798          396        1,389           673
        Minority interest, depreciation and amortization
           attributable to discontinued operations                              (143)         379         (107)          641
        Depreciation and amortization uniquely significant to real
           estate - wholly owned                                               7,026        6,974       14,232        13,917
        Depreciation and amortization uniquely significant to real
           estate - joint ventures                                               266          ---          520           ---
        Loss/(gain) on sale of real estate                                       735         (460)         735          (460)
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
           Funds from operations before minority interest                    $10,989       $9,383      $21,267       $18,310
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------

  Weighted average shares outstanding (1)                                     13,432       11,985       13,304        11,892
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------

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

During 2003, we have approximately 1,070,000 square feet of our portfolio, coming up for renewal. If we are unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2003, we have renewed approximately 777,000 square feet, or 73% of the square feet scheduled to expire in 2003. The existing tenants have renewed at an average base rental rate approximately 1% higher than the expiring rate. We also re-tenanted 207,000 square feet of vacant space during the first six months of 2003 at a 3% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.1% of our combined base and percentage rental revenues for the six months ended June 30, 2003. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of June 30, 2003 and 2002, our centers were 96% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

To manage our exposure to interest rate changes, we negotiate long-term fixed rate debt instruments and from time to time enter into interest rate swap agreements. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2003, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2003, TWMB would have paid approximately $297,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $224,000 to approximately $521,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's unaudited Consolidated Balance Sheets; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2003 was $359.1 million and its recorded value was $332.6 million. A 1% increase from prevailing interest rates at June 30, 2003 would result in a decrease in fair value of total long-term debt by approximately $11.5 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures as of the report period ended June 30, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities and Use of Proceeds

During the second quarter we completed the redemption of all of our outstanding Depositary Shares representing Series A Cumulative Convertible Redeemable Preferred Shares. As of May 2, 2003, 80,190 Preferred Shares, representing approximately 801,897 Depositary Shares, were outstanding. In total 787,008 of the Depositary Shares were voluntarily converted into 709,078 common shares by the preferred shareholders and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends.

Item 4. Submission of Matters to a Vote of Security Holders

On May 9, 2003, we held our Annual Meeting of Shareholders. The common shareholders voted on two matters. The first matter on which common shareholders voted was the election of five directors to serve until the next Annual Meeting of Shareholders. The results of the voting are as shown below:

Nominees                     Votes For             Votes Withheld
--------                     ---------             --------------
Stanley K. Tanger            7,567,948             905,053
Steven B. Tanger             7,564,130             908,871
Jack Africk                  8,198,886             274,115
William G. Benton            8,210,729             262,272
Thomas E. Robinson           8,209,389             263,612

The second matter on which common shareholders voted was the ratification of amendments to the Share Option Plan and the Unit Option Plan to increase from 1,750,000 to 2,250,000 the aggregate number of Common Shares and Units which may be issued under the Share Option Plan and the Unit Option Plan. The results of the voting are as shown below:

Votes For          Votes Against        Abstain      No vote
---------          -------------        -------      -------
3,798,208          959,565              82,297       3,452,931

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)  Reports on Form 8-K

     We filed the following reports on Form 8-K during the three months ended June 30, 2003:

     Current Report on Form 8-K dated May 6, 2003 to file the March 31, 2003 Supplemental Operating and Financial Data and the Company's 1st Quarter Earnings Release.


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


                       TANGER FACTORY OUTLET CENTERS, INC.




                       By:  /s/ Frank C. Marchisello Jr.
                            ----------------------------
                            Frank C. Marchisello, Jr.
                            Executive Vice President, Chief Financial Officer


DATE: August 13, 2003

                                  Exhibit Index


Exhibit No.                                Description
----------     -----------------------------------------------------------------

31.1           Principal Executive Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 302 of the Sarbanes
               - Oxley Act of 2002.

31.2           Principal Financial Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 302 of the Sarbanes
               - Oxley Act of 2002.

32.1           Principal Executive Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.

32.2           Principal Financial Officer  Certification  Pursuant to 18 U.S.C.
               Section 1350, as Adopted  Pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002.