Form 10-Q
period 2003-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2003-11-12
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes X No -



                       10,576,643 shares of Common Stock,
               $.01 par value, outstanding as of October 31, 2003

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

                                                                   Page Number

Item 1.  inancial Statements (Unaudited)

         Consolidated Statements of Operations
            For the three and nine months ended September 30, 2003
            and 2002                                                     3

         Consolidated Balance Sheets
             As of September 30, 2003 and December 31, 2002              4

           Consolidated Statements of Cash Flows
             For the nine months ended September 30, 2003 and 2002       5

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         15


Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                    28

Item 4.  Controls and Procedures                                        29

                           Part II. Other Information

Item 1.  Legal proceedings                                              30

Item 6.  Exhibits and Reports on Form 8-K                               30

Signatures                                                              30

                                     TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share data)

                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                              2003         2002              2003         2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                    (unaudited)
REVENUES
  Base rentals                                                             $ 20,070     $ 18,673          $ 59,498     $ 55,058
  Percentage rentals                                                            793          778             1,743        1,956
  Expense reimbursements                                                      8,419        7,361            25,305       21,876
  Other income                                                                1,073        1,044             2,547        2,358
--------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        30,355       27,856            89,093       81,248
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                         10,073        8,582            30,135       25,729
  General and administrative                                                  2,492        2,623             7,375        6,989
  Interest                                                                    6,427        7,171            19,707       21,418
  Depreciation and amortization                                               7,084        7,133            21,463       21,365
--------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        26,076       25,509            78,680       75,501
--------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint
ventures, minority interest and discontinued operations                       4,279        2,347            10,413        5,747
Equity in earnings of unconsolidated joint ventures                             267          317               639          250
Minority interest                                                            (1,026)        (596)           (2,415)      (1,270)
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             3,520        2,068             8,637        4,727
Discontinued operations                                                         ---          240              (619)       1,120
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    3,520        2,308             8,018        5,847
Less applicable preferred share dividends                                       ---         (443)             (806)      (1,329)
--------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $ 3,520      $ 1,865           $ 7,212      $ 4,518
--------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
Income from continuing operations                                             $ .34        $ .20             $ .80        $ .42
Net income                                                                    $ .34        $ .22             $ .74        $ .56
--------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
Income from continuing operations                                             $ .33        $ .19             $ .79        $ .41
Net income                                                                    $ .33        $ .22             $ .72        $ .55
--------------------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                                               $ .62        $ .61            $ 1.84       $ 1.84
--------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                           September 30,     December 31,
                                                                             2003                2002
------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
ASSETS
 Rental Property
   Land                                                                      $ 50,474           $  51,274
   Buildings, improvements and fixtures                                       583,269             571,125
-----------------------------------------------------------------------------------------------------------
                                                                              633,743             622,399
   Accumulated depreciation                                                  (191,628)           (174,199)
-----------------------------------------------------------------------------------------------------------
   Rental property, net                                                       442,115             448,200
Cash and cash equivalents                                                         209               1,072
Deferred charges, net                                                           9,398              10,104
Other assets                                                                   13,666              18,299
-----------------------------------------------------------------------------------------------------------
      Total assets                                                          $ 465,388           $ 477,675
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Debt
   Senior, unsecured notes                                                  $ 147,509            $150,109
   Mortgages payable                                                          172,552             174,421
   Lines of credit                                                              7,272              20,475
-----------------------------------------------------------------------------------------------------------
                                                                              327,333             345,005
  Construction trade payables                                                   7,188               3,310
  Accounts payable and accrued expenses                                        13,949              15,095
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                       348,470             363,410
-----------------------------------------------------------------------------------------------------------
Commitments
Minority interest                                                              26,202              23,630
-----------------------------------------------------------------------------------------------------------
Shareholders' equity
 Preferred shares, $.01 par value, 1,000,000 shares authorized,
   0 and 80,190 shares issued and outstanding
   at September 30, 2003 and December 31, 2002                                    ---                   1
 Common shares, $.01 par value, 50,000,000 shares authorized,
   10,501,643 and 9,061,025 shares issued and outstanding
   at September 30, 2003 and December 31, 2002                                    105                  90
 Paid in capital                                                              171,747             161,192
 Distributions in excess of net income                                        (81,063)            (70,485)
 Accumulated other comprehensive loss                                             (73)               (163)
-----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                               90,716              90,635
-----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                          $ 465,388           $ 477,675
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                                 2003            2002
----------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
OPERATING ACTIVITIES
Net income                                                                                   $ 8,018         $ 5,847
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization (including discontinued operations)                         21,552          21,572
    Amortization of deferred financing costs                                                     955             898
    Equity in earnings of unconsolidated joint ventures                                         (639)           (250)
    Minority interest                                                                          2,219           1,691
    Compensation under Unit Option Plan                                                           76             ---
    Loss/(gain) on sale of real estate (included in discontinued operations)                     735            (460)
    Gain on sale of outparcels of land                                                           ---            (274)
    Straight-line base rent adjustment                                                           147             193
 Increase (decrease) due to changes in:
    Other assets                                                                                 664            (401)
    Accounts payable and accrued expenses                                                     (1,015)         (1,216)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activites                                                 32,712          27,600
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                                   (7,970)        (4,182)
 Acquisition of rental property                                                                 (4,700)       (37,500)
 Additions to investments in unconsolidated joint ventures                                        (952)           (30)
 Additions to deferred lease costs                                                              (1,188)        (1,200)
 Net proceeds from sale of real estate                                                           2,076         17,737
 Decrease in escrow from rental property sale                                                    4,006            ---
 Distributions received from unconsolidated joint ventures                                       1,125            150
 Collections from officers                                                                         ---            331
----------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                     (7,603)       (24,694)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash dividends paid                                                                           (18,596)       (15,985)
 Distributions to minority interest                                                             (5,588)        (5,566)
 Net proceeds from sale of common shares                                                           ---         27,960
 Payments for redemption of preferred shares                                                      (372)           ---
 Proceeds from issuance of debt                                                                 73,657         95,064
 Repayments of debt                                                                            (91,329)      (106,363)
 Additions to deferred financing costs                                                            (521)          (389)
 Proceeds from exercise of options                                                              16,777          2,067
----------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                                    (25,972)        (3,212)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (863)          (306)
Cash and cash equivalents, beginning of period                                                   1,072            515
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 209          $ 209
----------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing activities:
The Company purchases capital equipment and incurs costs relating to construction of new facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of
September 30, 2003 and 2002 amounted to $7,188 and $4,041, respectively.

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. At September 30, 2003, we operated 33 centers in 20 states totaling 6.3 million square feet. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by a subsidiary, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and Subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

3.   Changes in Significant Accounting Policy

The Company has a non-qualified and incentive share option plan (the "Share Option Plan") and the Operating Partnership has a non-qualified Unit option plan (the "Unit Option Plan"). Prior to 2003, these plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No share-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common share on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS 123", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with FAS 148, results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period (in thousands except per share data):

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                                    2002
                                                                   2003                           2003          2002
-------------------------------------------------------------- -------------- ------------ ------------ -------------
Net income                                                           $ 3,520       $2,308       $8,018        $5,847

Add: Stock-based employee compensation expense
     included in net income, net of minority interest
     of $5 and $16 for the three and nine months
     ended, respectively                                                  20          ---           60           ---

Less: Total stock based employee compensation expense
     determined under fair value based method for all
     awards, net of minority interest of $(5) and $(11)for the
     three months ended and $(16) and $(31)for the nine
     months ended, respectively                                         (20)         (32)         (60)          (96)
-------------------------------------------------------------- -------------- ------------ ------------ -------------
Pro forma net income                                                 $ 3,520       $2,276       $8,018        $5,751
-------------------------------------------------------------- -------------- ------------ ------------ -------------
Earnings per share:
     Basic - as reported                                                $.34         $.22         $.74          $.56
     Basic - pro forma                                                   .34          .22          .74           .55

     Diluted - as reported                                              $.33         $.22         $.72          $.55
     Diluted - pro forma                                                 .33          .22          .72           .54
-------------------------------------------------------------- -------------- ------------ ------------ -------------

4.   Acquisition and Development of Owned Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee for $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter of 2003.

Commitments to complete construction of the expansions to the existing properties and other capital expenditure requirements amounted to approximately $1.1 million at September 30, 2003. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2003 and 2002 amounted to $36,000 and $9,000, respectively, and for the nine months ended September 30, 2003 and 2002 amounted to $57,000 and $168,000, respectively.

5.   Disposition of Owned Rental Properties

In May 2003, we completed the sale of our square foot property located in Martinsburg, West Virginia. Net proceeds received from the sale of this property were approximately $2.1 million. As a result of the sale, we recognized a loss on sale of real estate of approximately $735,000.

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

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,

                                                          2003        2002             2003           2002
----------------------------------------------------- ------------ ------------ ------------ --------------
Base rentals                                               $  ---        $ 174        $  70        $ 1,300
Expense reimbursements                                        ---           47           30            406
Other income                                                  ---            4            2             12
----------------------------------------------------- ------------ ------------ ------------ --------------
     Total revenues                                           ---          225          102          1,718

Property operating expenses                                   ---           72           93            505
Depreciation and amortization                                 ---           68           89            375
----------------------------------------------------- ------------ ------------ ------------ --------------
       Total expenses                                         ---          140          182            880
----------------------------------------------------- ------------ ------------ ------------ --------------
Income before gain/(loss) on sale of real estate              ---           85         (80)            838
Gain on sale of leased land outparcel                         ---          243          ---            243
(Loss)/gain on sale of real estate                            ---          ---        (735)            460
----------------------------------------------------- ------------ ------------ ------------ --------------
Discontinued operations before minority interest              ---          328        (815)          1,541
Minority interest                                             ---         (88)          196          (421)
----------------------------------------------------- ------------ ------------ ------------ --------------
Discontinued operations                                    $  ---        $ 240       $(619)        $ 1,120
----------------------------------------------------- ------------ ------------ ------------ --------------

6.   Investments in Real Estate Joint Ventures

TWMB Associates, LLC

In September 2001, we established TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate the Tanger Outlet center in Myrtle Beach, South Carolina. Each member contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

In May, June and July 2003, 58,000 square feet of stores opened in our 64,000 square foot second phase. The entire second phase cost approximately $6.0 million. The remaining 6,000 square feet is expected to open in the fourth quarter of 2003. Each member contributed approximately $1.1 million each toward the second phase which contains 22 additional brand name outlet tenants.

In addition, TWMB is currently underway with a 79,000 square foot third phase expansion of the Myrtle Beach center with an estimated cost of the expansion of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. Each member is expected to make capital contributions for the third phase of approximately $1.7 million each during the fourth quarter of 2003. Upon completion of this third phase in 2004, the Myrtle Beach center will total 403,000 square feet.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2003, the construction loan had a $29.2 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to LIBOR plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us.

Deer Park Enterprise, LLC

During the third quarter of 2003, we established a wholly owned subsidiary, Tanger Deer Park, LLC ("Tanger Deer Park"). In September 2003, Tanger Deer Park entered into a joint venture agreement with two other members to create Deer Park Enterprise, LLC ("Deer Park"). All members in the joint venture have an equal ownership interest of 33.33%. Deer Park was formed for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants. During the third quarter, all three members made equal equity contributions of $433,000 each into Deer Park.

On October 10, 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consists of the sale of the property to Deer Park for $29 million which is being leased back to the seller under a 24 month operating lease agreement. Each member made an additional equity contribution of $1.2 million at the time of purchase. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Fleet Bank due in October 2005 and a purchase money mortgage in the amount of $7 million. Deer Park's Fleet loan incurs interest at a floating interest rate equal to LIBOR plus 2.00%. The debt incurred by Deer Park is collateralized by the property as well as joint and several guarantees by all three parties.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered in to or modified after December 31, 2002. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The guarantee made by us of the Deer Park debt as mentioned in the above paragraph is the only guarantee that we have entered into or modified either individually or through a joint venture agreement since December 31, 2002. We will adopt the disclosure requirements of FIN 45 during the fourth quarter of 2003 and will apply the recognition and measurement provisions.

Our investment in unconsolidated real estate joint ventures as of September 30, 2003 and December 31, 2002 was $4.9 million and $3.9 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investment in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to the joint ventures. The following management, leasing and development fees were recognized from services provided to TWMB during the three and nine months ended September 30, 2003 and 2002 (in thousands):

                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                                2003        2002          2003           2002
--------------------------- ----------- ------------ ------------ --------------
Fee:
   Management                   $ 37       $ ---         $ 105          $ ---
   Leasing                        40          64           173            126
   Development                    (6)        (23)            4             79
--------------------------- ----------- ------------ ------------ --------------
Total Fees                      $ 71        $ 41         $ 282          $ 205
--------------------------- ----------- ------------ ------------ --------------

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to the cost of our investment in excess of the historical net book values of the unconsolidated joint ventures and other adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.


Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

                                                                        September       December 31,
 Summary Balance Sheets - Unconsolidated Joint Ventures:                30, 2003            2002
 ----------------------------------------------------------------- ------------------ -----------------
 Assets:
     Rental property at cost, net                                            $35,200           $32,153
     Cash and cash equivalents                                                 1,377               514
     Deferred charges, net                                                     1,767             1,751
     Other assets                                                              2,900             1,491
  ----------------------------------------------------------------- ------------------ -----------------
         Total assets                                                        $41,244           $35,909
 ----------------------------------------------------------------- ------------------ -----------------
 Liabilities and Owners' Equity
     Mortgage payable                                                        $29,248           $25,513
     Construction trade payables                                                 751             1,644
     Accounts payable and other liabilities                                      743               522
  ----------------------------------------------------------------- ------------------ -----------------
         Total liabilities                                                    30,742            27,679
     Owners' equity                                                           10,502             8,230
 ----------------------------------------------------------------- ------------------ -----------------
         Total liabilities and owners' equity                                $41,244           $35,909
 ----------------------------------------------------------------- ------------------ -----------------

                                                            Three Months Ended         Nine Months Ended
 Summary Statements of Operations-                              September 30,             September 30,
 Unconsolidated Joint Ventures                               2003         2002         2003         2002
  ---------------------------------------------------- ----------- ------------ ------------ ------------
 Revenues                                                 $ 2,195      $ 2,178      $ 6,080      $ 2,434
 ----------------------------------------------------- ----------- ------------ ------------ ------------
  Expenses:
      Property operating expenses                             725          963        2,211        1,345
      General and administrative                                1            1           21            9
      Interest                                                372          256          991          256
      Depreciation and amortization                           599          347        1,679          347
  ---------------------------------------------------- ----------- ------------ ------------ ------------
          Total expenses                                    1,697        1,567        4,902        1,957
 ----------------------------------------------------- ----------- ------------ ------------ ------------
  Net income                                                  498          611        1,178          477
 ----------------------------------------------------- ----------- ------------ ------------ ------------

 Tanger Factory Outlet Centers, Inc. share of:
 ----------------------------------------------------- ----------- ------------ ------------ ------------
 Net income                                                $  267       $  317        $ 639        $ 250
 Depreciation (real estate related)                        $  287       $  168        $ 807        $ 168
 ----------------------------------------------------- ----------- ------------ ------------ ------------

7.   Preferred Share Redemption

On June 20, 2003, we redeemed all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

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

In total, 787,008 of the Depositary Shares were converted into 709,078 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $375,000, from cash flow from operations.

8.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

                                                             Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,

                                                              2003         2002         2003          2002
------------------------------------------------------- ------------ ----------- ------------ -------------
Numerator:
   Income from continuing operations                         $3,520     $ 2,068       $8,637        $4,727
   Less applicable preferred share dividends                    ---        (443)        (806)        (1,329)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Income from continuing operations available
    to common shareholders - basic and diluted                3,520       1,625        7,831         3,398
   Discontinued operations                                      ---         240         (619)         1,120
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income available to common shareholders -
     basic and diluted                                       $3,520     $ 1,865      $ 7,212       $ 4,518
Denominator:
   Basic weighted average common shares                      10,404       8,269        9,729         8,078
   Effect of outstanding share and unit options                 195         221          227           176
------------------------------------------------------- ------------ ----------- ------------ -------------
   Diluted weighted average common shares                    10,599       8,490        9,956         8,254

Basic earnings per common share:
Income from continuing operations                            $  .34      $  .20        $ .80         $ .42
Discontinued operations                                         ---         .02         (.06)          .14
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                   $  .34      $  .22        $ .74         $ .56

Diluted earnings per common share:
Income from continuing operations                            $  .33      $  .19        $ .79         $ .41
Discontinued operations                                         ---         .03         (.07)          .14
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                                   $  .33      $  .22        $ .72         $ .55
------------------------------------------------------- ------------ ----------- ------------ -------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded from the computations totaled 235,000 for the three months ended September 30, 2002 and 340,000 for the nine months ended September 30, 2002. There were no options excluded from the computation for the three and nine months ended September 30, 2003. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

9.   Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2003, our interest rate swap that had been designated as a cash flow hedge expired. The fair value of the swap became zero resulting in a change in fair value of $98,000. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At September 30, 2003, our portion of the fair value of TWMB's hedge is recorded as a $118,000 reduction to investment in joint ventures. Total comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,                September 30,
                                                            2003         2002         2003           2002
----------------------------------------------------- ----------- ------------ ------------ --------------
Net income                                                $3,520      $ 2,308       $8,018        $ 5,847
----------------------------------------------------- ----------- ------------ ------------ --------------
Other comprehensive income:
     Change in fair value of our portion of
        TWMB cash flow hedge, net of minority
        interest of $7 and $(24) and $5 and $(24)             24         (70)           16            (70)
     Change in fair value of cash flow hedge,
        net of minority interest of $0 and $59 and
        $24 and $164                                         ---          177           74            449
----------------------------------------------------- ----------- ------------ ------------ --------------
         Other comprehensive income                           24          107           90            379
----------------------------------------------------- ----------- ------------ ------------ --------------
Total comprehensive income                                $3,544      $ 2,415       $8,108        $ 6,226
----------------------------------------------------- ----------- ------------ ------------ --------------

10.  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no significant impact on our results of operations for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities beginning in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated Deer Park, which was created after January
31, 2003 (Note 6) and have determined that under the current facts and circumstances that we will not be required to consolidate under the provisions of FIN 46. We are in the process of evaluating TWMB, which was created prior to January 31, 2003 (Note 6) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture is equal to our investment in the joint venture and our obligation under our joint and several guarantee of TWMB's debt, all as disclosed in Note 6.

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

11.  Subsequent Events

On October 31, 2003, we completed the sale of our property located in Casa Grande, Arizona. Net proceeds received from the sale of this property were approximately $6.6 million. As a result of the sale, we expect to recognize a gain in the fourth quarter of 2003 on sale of real estate of approximately $668,000.

On October 6, 2003 we announced the execution of a definitive agreement for the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") have formed a limited liability company to acquire the portfolio as a joint venture. We will own one- third and Blackstone will own two-thirds of the joint venture. We will provide operating, management, leasing and marketing services to the properties for a fee.

The purchase price for this transaction is $491 million, including the assumption of approximately $187 million of cross-collateralized debt with a 6.59% interest rate with GMAC Commercial Mortgage Corporation that matures in July 2008. In October 2003, we made a $3.3 million deposit and Blackstone a $6.7 million deposit into an escrow account in accordance with the property purchase agreement. The deposits, which are refundable except under certain limited circumstances, are to be applied to the purchase price upon closing. Closing is expected to take place during the fourth quarter of 2003. The factory outlets being acquired are located in: Rehoboth, Delaware; Foley, Alabama; Myrtle Beach, South Carolina; Park City, Utah; Hilton Head, South Carolina; Tilton, New Hampshire; Lincoln City, Oregon; Westbrook, Connecticut and Tuscola, Illinois. We are currently evaluating the above mentioned joint venture for accounting treatment under FIN 46.

In October 2003, we received a commitment from Wells Fargo Bank to increase our existing line of credit with them from $10 million to $25 million. This increase will bring our committed unsecured, revolving lines of credit up to $100 million. All of our lines of credit have maturity dates of June 30, 2005.

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

The discussion of our results of operations reported in the unaudited Consolidated Statements of Operations compares the three and nine months ended September 30, 2003 with the three and nine months ended September 30, 2002. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date and does not include joint venture or managed properties.

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

-    the ability to realized planned costs savings in acquisitions; and

-    retention of earnings.

General Overview

At September 30, 2003, we had ownership interests in or management responsibilities for 33 centers in 20 states totaling 6.3 million square feet compared to 34 centers in 21 states totaling 6.2 million square feet at September 30, 2002. The activity in our portfolio of properties since September 30, 2002 is summarized below:

                                                                  No.
                                                                  of          GLA
                                                                Centers     (000's)       States
------------------------------------------------------------ ------------ ------------ -----------
As of September 30, 2002                                              34        6,187          21
------------------------------------------------------------ ------------ ------------ -----------
     New development expansion:
         Myrtle Beach, South Carolina (joint venture)                ---           58         ---
     Acquisitions/Expansions:
         Bourne, Massachusetts (managed)                               1           23           1
         Sevierville, Tennessee (wholly-owned)                       ---           65         ---
     Dispositions:
         Bourne, Massachusetts (wholly-owned)                        (1)         (23)         (1)
         Martinsburg, West Virginia (wholly-owned)                   (1)         (49)         (1)
     Other                                                           ---          (3)         ---
------------------------------------------------------------ ------------ ------------ -----------
As of September 30, 2003                                              33        6,258          20
------------------------------------------------------------ ------------ ------------ -----------


A summary of the operating results for the three and nine months ended September
30, 2003 and 2002 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                     Three Months Ended          Nine Months Ended
                                                                          September 30,             September 30,
                                                                      2003           2002         2003          2002
----------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's)
     Wholly owned                                                       5,483        5,493        5,483         5,493
     Partially owned (1)                                                  318          260          318           260
     Managed                                                              457          434          457           434
----------------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                      6,258        6,187        6,258         6,187
----------------------------------------------------------------- ------------ ------------ ------------ -------------
Weighted average GLA (000's) (2)                                        5,471        5,173        5,454         5,121
Occupancy percentage at end of period (1)                                 95%          96%          95%           96%
   Per square foot for wholly owned properties
Revenues
   Base rentals                                                         $3.67        $3.61       $10.91        $10.75
   Percentage rentals                                                     .14          .15          .32           .38
   Expense reimbursements                                                1.54         1.42         4.64          4.27
   Other income                                                           .20          .20          .47           .46
----------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total revenues                                                      5.55         5.38        16.34         15.86
----------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
   Property operating                                                    1.84         1.66         5.53          5.02
   General and administrative                                             .46          .51         1.35          1.36
   Interest                                                              1.17         1.38         3.61          4.18
   Depreciation and amortization                                         1.30         1.38         3.94          4.17
----------------------------------------------------------------- ------------ ------------ ------------ -------------
     Total expenses                                                      4.77         4.93        14.43         14.73
----------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint
ventures,
Inc  minority interest and discontinued operations                       $.78         $.45        $1.91         $1.13
----------------------------------------------------------------- ------------ ------------ ------------ -------------

(1) Includes Myrtle Beach, SC property which we operate and have a 50% ownership in through a joint venture.

(2) GLA weighted by months of operations. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date and does not include joint venture or managed properties.

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest.

                                                                                                    %             %
                                                                           Mortgage Debt       Occupied as    Occupied as
                                                           GLA as of    Outstanding (000's)         of            of
                                                           September      as of September       September      September
Date Opened                     Location                    30, 2003         30, 2003            30, 2003       30, 2002
-------------------- ------------------------------- ---------------- ------------------------ ------------- -------------
Aug.  1994           Riverhead, NY                           729,238              ---               99            99
May   1993           San Marcos, TX                          442,486           $37,466              98            98
Feb.  1997 (1)       Sevierville, TN                         419,023               ---              99           100
Dec.  1995           Commerce II, GA                         342,556            29,500              94            96
Sept. 2002 (1)       Howell, MI                              325,231               ---              99           100
Nov.  1994           Branson, MO                             277,407            24,000             100           100
May   1991           Williamsburg, IA                        277,230            19,158              96            99
Jun.   2002 (2)      Myrtle Beach, SC                        318,133               ---             100           100
Oct.  1994 (1)       Lancaster, PA                           255,059            14,266              98            96
Nov.  1994           Locust Grove, GA                        247,454               ---             100           100
Feb.  1993           Gonzales, LA                            245,199               ---              95            98
Jul.  1998 (1)       Fort Meyers, FL                         198,789               ---              86            97
Jul.  1989           Commerce, GA                            185,750             7,935              74            87
Feb.  1992           Casa Grande, AZ                         184,768               ---              79            90
Aug.  1994           Terrell, TX                             177,490               ---              97           100
Mar.  1998 (1)       Dalton, GA                              173,430            10,977              82            98
Sept. 1994           Seymour, IN                             141,051               ---              75            80
Dec.  1992           North Branch, MN                        134,480               ---             100           100
Feb.  1991           West Branch, MI                         112,420             6,968             100           100
Jan.  1995           Barstow, CA                             105,950               ---              87            57
Sept. 1997 (1)       Blowing Rock, NC                        105,448             9,553             100           100
Jul.  1988           Pigeon Forge, TN                         94,558               ---              97            94
Sept. 1997 (1)       Nags Head, NC                            82,254             6,483             100           100
Jul.  1988           Boaz, AL                                 79,575               ---              97            91
Jun.  1986           Kittery I, ME                            59,694             6,246             100           100
Apr.  1988           LL Bean, North Conway, NH                50,745               ---              91           100
Jun.  1988           Kittery II, ME                           24,619               ---             100            94
Mar.  1987           Clover, North Conway, NH                 11,000               ---             100           100
-------------------- ------------------------------- ---------------- ------------------------ --------- -----------------
   Total                                                   5,801,037          $172,552              95%           96%
==================== =============================== ================ ======================== ========= =================

(1)  Represents date acquired by us.

(2)  Represents  center  operated by us through a 50% ownership  joint  venture.
     Mortgage debt of the joint venture outstanding as of September 30, 2003 on this property is $29.2 million.


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Base rentals increased $1.4 million, or 7%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the additional GLA, both acquired and constructed, at our Sevierville, Tennessee center during 2003. Base rent per weighted average GLA increased by $.06 per square foot from $3.61 per square foot in the 2002 period compared to $3.67 per square foot in the 2003 period. The increase is primarily the result of the addition of the Howell, Michigan acquisition which had a higher average base rent per square foot compared to the portfolio average. While the overall portfolio occupancy at September 30, 2003 was 95%, a decrease of only 1% from 96% at September 30, 2002, four centers experienced negative occupancy trends of at least 10% from September 30, 2002 to September 30, 2003, which were offset by positive occupancy gains in other centers.

Percentage rentals, which increased $15,000 or 2% during the 2003 period compared to the 2002 period, represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"). On a weighted average GLA basis, percentage rentals decreased $.01 per square foot in 2003 compared to 2002 from $.15 to $.14 per square foot. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2003 were $303 per square foot. This represents a 3.6% increase compared to the same period in 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Same-space sales for the three months ended September 30, 2003 increased 6.3% compared to the same period of 2002.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 84% and 86%, respectively, in the 2003 and 2002 periods.

Other income increased $29,000, or 3%, in 2003 compared to 2002 and on a weighted average GLA basis, remained constant at $.20 per square foot for both periods.

Property operating expenses increased by $1.5 million, or 17%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.18 per square foot from $1.66 to $1.84. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in late September 2002 and the acquisition and expansion in our Sevierville, Tennessee center during 2003 as well as portfolio wide increases in advertising, common area maintenance and property taxes.

General and administrative expenses decreased $131,000, or 5%, in the 2003 period as compared to the 2002 period. Also, as a percentage of total revenues, general and administrative expenses were 8% and 9% respectively in the 2003 and 2002 periods and, on a weighted average GLA basis decreased $.05 per square foot from $.51in the 2002 period to $.46 in the 2003 period.

Interest expense decreased $744,000, or 10%, during 2003 as compared to 2002 due primarily to lower outstanding debt and lower average interest rates during 2003. Since the 2002 period, we have reduced our outstanding borrowings through operating cash flows, proceeds from the exercise of employee options, property sales and a common share offering. Also, since September 30, 2002, we have purchased, $8.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with additional interest expense reduction as the lines of credit currently have a lower interest rate.

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

Equity in earnings from unconsolidated joint ventures decreased $50,000 in the 2003 period compared to the 2002 due to higher interest expense and depreciation at our joint venture, TWMB Associates, LLC, in the 2003 period from expansion at our Myrtle Beach, South Carolina property.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the unaudited Consolidated Statements of Operations as discontinued operations in the 2002 period. No real estate sales occurred in the 2003 period. The 2002 period includes discontinued operations from the Ft. Lauderdale, Florida; Martinsburg, West Virginia; and Bourne, Massachusetts properties and discontinued operations from two outparcels of land which had related land leases with identifiable cash flows.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Base rentals increased $4.4 million, or 8%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the acquisition of the Howell, Michigan center during the third quarter of 2002 and the additional GLA acquired at our Sevierville, Tennessee center early during the first quarter of 2003. Base rent per weighted average GLA increased by $.16 per square foot from $10.75 per square foot in the 2002 period compared to $10.91 per square foot in the 2003 period. The increase per square foot is primarily the result of the addition of the Howell, Michigan and Sevierville, Tennessee acquisitions which had a higher average base rent per square foot compared to the portfolio average. In addition, we had an increase in termination revenue, a component of base rentals, of $141,000 during the 2003 period compared to 2002. While the overall portfolio occupancy at September 30, 2003 was 95%, a decrease of only 1% from 96% at September 30, 2002, four centers experienced negative occupancy trends of at least 10% from September 30, 2002 to September 30, 2003, which were offset by positive occupancy gains in other centers.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $213,000 or 11%, and on a weighted average GLA basis, decreased $.06 per square foot in 2003 compared to 2002 from $.38 to $.32. The decrease is due to the dilutive effect on percentage rentals of the additional square footage added from the Howell, Michigan and Sevierville, Tennessee centers.

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

Other income increased $189,000, or 8%, in 2003 compared to 2002 and on a weighted average GLA basis, increased $.01 per square foot from $.46 to $.47. The increase is due primarily to increases in vending income and income from property management services.

Property operating expenses increased by $4.4 million, or 17%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.51 per square foot to $5.53 from $5.02. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in September 2002 as well as increases in snow removal, property taxes and property insurance costs.

General and administrative expenses increased $386,000, or 6%, in the 2003 period as compared to the 2002 period. The increase is primarily due to increases in employee compensation from headcount increases and increased travel expenses. Also, as a percentage of total revenues, general and administrative expenses were 8% and 9% respectively in the 2003 and 2002 periods and, on a weighted average GLA basis, decreased $.01 per square foot in the 2002 period compared to the 2003 period from $1.36 to $1.35.

Interest expense decreased $1.7 million, or 8%, during 2003 as compared to 2002 due primarily to lower outstanding debt and lower average interest rates during 2003. Since the 2002 period, we have reduced our outstanding borrowings through operating cash flows, proceeds from the exercise of employee options, property sales and a common share offering. Also, since September 30, 2002, we have purchased, $8.1 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. The replacement of the 2004 bonds with funding through lines of credit provided us with additional interest expense reduction as the lines of credit currently have a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $4.17 per square foot in the 2002 period to $3.94 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $389,000 in the 2003 period compared to the 2002 period due to TWMB's Myrtle Beach, South Carolina center being open for nine months in 2003 period versus three months in the 2002 period.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, results of operations and gain/ (loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the unaudited Consolidated Statements of Operations as discontinued operations for both periods presented. The decrease in discontinued operations is due to the 2003 period reflecting the discontinued operations and loss on sale of the Martinsburg, West Virginia center only. The 2002 period includes Martinsburg results as well as discontinued operations from the Ft. Lauderdale, Florida and Bourne, Massachusetts properties, a gain on the sale of the Ft. Lauderdale property and discontinued operations from two outparcels of land which had related land leases with identifiable cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $32.7 million and $27.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash provided by operating activities is due primarily to the increases in income after adjustments for non-cash items of approximately $3.8 million when comparing 2003 and 2002 and by changes in accounts payable, accrued expenses and other assets in 2003 compared to 2002. Net cash used in investing activities was $7.6 and $24.7 million during the first nine months of 2003 and 2002, respectively. Cash used was higher in 2002 primarily due to the cash needed to pay for the acquisition of the Howell, Michigan center offset by the proceeds from the sale of the Ft. Lauderdale, Florida center. Net cash used in financing activities was $26.0 million and $3.2 million during the nine months of 2003 and 2002, respectively. Cash used was higher in 2003 due to the common share offering in 2002 and an increase in dividends paid in 2003 due to the higher number of shares outstanding.

Acquisitions, Developments and Dispositions

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous with our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter and opened 100% occupied. The cost of the expansion was approximately $4 million. The Sevierville center now totals approximately 419,000 square feet.

In May 2003, we completed the sale of our 49,000 square foot property located in Martinsburg, West Virginia. Net proceeds received from the sale of this property were approximately $2.1 million. As a result of the sale, we recognized a loss on sale of real estate of approximately $735,000, which is included in discontinued operations.

In October 2003, we completed the sale of our 185,000 square foot property located in Casa Grande, Arizona. Net proceeds received from the sale of this property were approximately $6.6 million. As a result of the sale, we expect to recognize a gain in the fourth quarter of 2003 on sale of real estate of approximately $668,000.

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in early 2005.

Joint Ventures

TWMB Associates, LLC

In September 2001, we established TWMB Associates, LLC ("TWMB"), a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate the Tanger Outlet center in Myrtle Beach, South Carolina. Each member contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

In May, June and July 2003, 58,000 square feet of stores opened in our 64,000 square foot second phase. The entire second phase cost approximately $6.0 million. The remaining 6,000 square feet is expected to open in the fourth quarter of 2003. Each member contributed approximately $1.1 million each toward the second phase which will contain 22 additional brand name outlet tenants.

In addition, TWMB is currently underway with a 79,000 square foot third phase expansion of the Myrtle Beach center with an estimated cost of the expansion of $9.7 million. TWMB expects to complete the expansion with stores commencing operations during the summer of 2004. Each member is expected to make capital contributions for the third phase of approximately $1.7 million each during the fourth quarter of 2003. Upon completion of this third phase in 2004, the Myrtle Beach center will total 403,000 square feet.

In conjunction with the construction of the center, TWMB closed on a construction loan in September 2001 in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2003, the construction loan had a $29.2 million balance. In August 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. TWMB pays interest on the balance of the outstanding loan at a floating interest rate equal to LIBOR plus 2.00%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and us. We do not expect events to occur that would trigger the provisions of the guarantee because the Myrtle Beach property has produced sufficient cash flow to meet the related debt service requirements.

Either partner in TWMB has the right to initiate the sale or purchase of the other party's interest. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members' roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either Rosen-Warren or we enact this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of Rosen-Warren's interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach area.

Deer Park Enterprise, LLC

During the third quarter of 2003, we established a wholly owned subsidiary, Tanger Deer Park, LLC ("Tanger Deer Park"). In September 2003, Tanger Deer Park entered into a joint venture agreement with two other members to create Deer Park Enterprise, LLC ("Deer Park"). All members in the joint venture have an equal ownership interest of 33.33%. Deer Park was formed for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants. During the third quarter, all three members made equal equity contributions of $433,000 each into Deer Park.

On October 10, 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consists of the sale of the property to Deer Park for $29 million which is being leased back to the seller under a 24 month operating lease agreement. Each member made an additional equity contribution of $1.2 million at the time of purchase. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Fleet Bank due in October 2005 and a purchase money mortgage in the amount of $7 million. Deer Park's Fleet loan incurs interest at a floating interest rate equal to LIBOR plus 2.00%. The debt incurred by Deer Park is collateralized by the property as well as joint and several guarantees by all three parties.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered in to or modified after December 31, 2002. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The guarantee made by us of the Deer Park debt as mentioned in the above paragraph is the only guarantee that we have entered into or modified either individually or through a joint venture agreement since December 31, 2002. We will adopt the disclosure requirements and the recognition and measurement provisions of FIN 45 during the fourth quarter of 2003.

Charter Oak

On October 6, 2003 we announced the execution of a definitive agreement for the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. Tanger and an affiliate of Blackstone Real Estate Advisors have formed a limited liability company to acquire the portfolio as a joint venture. We will own one-third and Blackstone will own two-thirds of the joint venture. We will provide operating, management, leasing and marketing services for the properties for a fee.

The purchase price for this transaction is $491 million, including the assumption of approximately $187 million of cross-collateralized debt with a 6.59% interest rate with GMAC Commercial Mortgage Corporation that matures in July 2008. In October 2003, we made a $3.3 million deposit and Blackstone a $6.7 million deposit into an escrow account in accordance with the property purchase agreement. The deposits, which are refundable except under certain limited circumstances, are to be applied to the purchase price upon closing. Closing is expected to take place during the fourth quarter of 2003. We expect that the transaction will be accretive to our operating results. The factory outlets being acquired are located in: Rehoboth, Delaware; Foley, Alabama; Myrtle Beach, South Carolina; Park City, Utah; Hilton Head, South Carolina; Tilton, New Hampshire; Lincoln City, Oregon; Westbrook, Connecticut and Tuscola, Illinois.

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

Preferred Share Redemption

On June 20,  2003,  we redeemed of all of our  outstanding  Series A  Cumulative
Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

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

Financing Arrangements

During the nine months of 2003, we purchased at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases were in addition to $24.9 million of the notes that were purchased in 2001 and 2002.

At September 30, 2003, approximately 47% of our outstanding long-term debt represented unsecured borrowings and approximately 61% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended September 30, 2003 was 7.82%.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings up to $85 million at September 30, 2003. In October 2003, we received a commitment from Wells Fargo Bank to increase our existing line of credit with them from $10 million to $25 million. This increase will bring our committed unsecured, revolving lines of credit up to $100 million. All of our lines of credit have maturity dates of June 30, 2005. We also have the ability through our shelf registration to issue up to $400 million in either all debt or all equity or any combination thereof up to $400 million. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2003 and 2004.

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

On October 9, 2003, our Board of Directors declared a $.6150 cash dividend per common share payable on November 14, 2003 to each shareholder of record on October 31, 2003, and caused a $.6150 per Operating Partnership unit cash distribution to be paid to the minority interests.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In rescinding FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64 (FAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. Generally, FAS 145 is effective for transactions occurring after December 31, 2002. We adopted this statement effective January 1, 2003, and it had no significant impact on our results of operations for the 2003 or 2002 periods.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities beginning in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated Deer Park, which was created after January
31, 2003 (Note 6) and have determined that under the current facts and circumstances that we will not be required to consolidate under the provisions of FIN 46. We are in the process of evaluating TWMB, which was created prior to January 31, 2003 (Note 6) in order to determine whether the entity is a variable interest entity and whether we are considered to be the primary beneficiary or whether we hold a significant variable interest. TWMB is a joint venture arrangement where it is possible that we may be required to consolidate or disclose additional information about our 50% interest in TWMB in the future. Our maximum exposure to loss as a result of our involvement in this joint venture is equal to our investment in the joint venture and our obligation under our joint and several guarantee of TWMB's debt, all as disclosed in Note 6. Also, we are currently evaluating the joint venture related to the Charter Oak portfolio (Note 11) for accounting treatment under FIN 46.

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

Below is a calculation of funds from operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                               Three Months Ended         Nine Months Ended
                                                                              September 30,                   September 30,
                                                                                2003     2002             2003          2002
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
  Funds from Operations:
     Net income                                                               $3,520       $2,308      $ 8,018        $5,847
     Adjusted for:
        Minority interest                                                      1,026          596        2,415         1,270
        Minority interest, depreciation and amortization
           attributable to discontinued operations                               ---          156         (107)          796
        Depreciation and amortization uniquely significant to real estate -
          wholly owned                                                         7,021        7,056       21,252        20,973
        Depreciation and amortization uniquely significant to real estate -
          joint ventures                                                         287          168          808           168
        Loss/(gain) on sale of real estate                                       ---          ---          735          (460)
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
           Funds from operations before minority interest                    $11,854      $10,284      $33,121       $28,594
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------

  Weighted average shares outstanding (1)                                     13,632       12,245       13,424        12,011
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

During 2003 and 2004, we have approximately 2,377,000 square feet of our portfolio coming up for renewal. If we are unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2003, we have renewed approximately 831,000 square feet, 78% of the 1,070,000 total square feet scheduled to expire in 2003. The existing tenants have renewed at an average base rental rate approximately equal to the expiring rate. We also re-tenanted 251,000 square feet of vacant space during the first nine months of 2003 at a 4% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.3% of our combined base and percentage rental revenues for the nine months ended September 30, 2003. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of September 30, 2003 and 2002, our centers were 95% and 96% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

To manage our exposure to interest rate changes, we negotiate long-term fixed rate debt instruments and from time to time enter into interest rate swap agreements. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At September 30, 2003, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 2003, TWMB would have paid approximately $236,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $175,000 to approximately $411,000. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's unaudited Consolidated Balance Sheets; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2003 was $355.3 million and its recorded value was $327.3 million. A 1% increase from prevailing interest rates at September 30, 2003 would result in a decrease in fair value of total long-term debt by approximately $11.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures as of the report period ended September 30, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          10.1 Amended  and   Restated   Employment   Agreement   for  Frank  C.
               Marchisello Jr., as of July 1, 2003.

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

(b)  Reports on Form 8-K


               We filed the following reports on Form 8-K during the three months ended September 30, 2003:

              Current Report on Form 8-K dated July 29, 2003 to file the June 30, 2003 Supplemental Operating and Financial Data and the Company's 2nd Quarter Earnings Release.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGER FACTORY OUTLET CENTERS, INC.


                               By: /s/ Frank C. Marchisello Jr.
                               --------------------------------
                               Frank C. Marchisello, Jr.
                               Executive Vice President, Chief Financial Officer


DATE: November 12, 2003

                                  Exhibit Index


Exhibit
   No.                           Description
-------  -----------------------------------------------------------------------

10.1 Amended and Restated Employment Agreement for Frank C. Marchisello Jr., as of July 1, 2003.

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