Form 10-Q
period 2004-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2004-08-06
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                       13,686,408 shares of Common Stock,
                 $.01 par value, outstanding as of July 30, 2004

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

           Consolidated  Statements of  Operations
                For the three and six months ended
                June 30, 2004 and 2003                                    3

           Consolidated Balance Sheets
                As of June 30, 2004 and December 31, 2003                 4

           Consolidated Statements of Cash Flows
                For the six months ended June 30, 2004 and 2003           5

           Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      25

Item 4.  Controls and Procedures                                         26

                           Part II. Other Information

Item 1.  Legal proceedings                                               27

Item 4.  Submissions of Matters to a Vote of Security Holders            27

Item 6.  Exhibits and Reports on Form 8-K                                28

Signatures                                                               28


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                              Three Months Ended              Six Months Ended
                                                                                   June 30,                      June 30,
                                                                               2004         2003              2004        2003
-------------------------------------------------------------------------------------------------------------------------------

                                                                                 (unaudited)                     (unaudited)
REVENUES
  Base rentals                                                             $ 32,440     $ 19,306          $ 64,277    $ 38,361
  Percentage rentals                                                            957          549             1,670         944
  Expense reimbursements                                                     13,173        8,226            25,189      16,435
  Other income                                                                2,395          791             3,253       1,450
-------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                        48,965       28,872            94,389      57,190
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                         14,926        9,749            28,514      19,314
  General and administrative                                                  3,254        2,451             6,413       4,881
  Depreciation and amortization                                              13,117        6,880            25,429      13,936
-------------------------------------------------------------------------------------------------------------------------------
       Total expenses                                                        31,297       19,080            60,356      38,131
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             17,668        9,792            34,033      19,059
  Interest expense                                                            8,900        6,556            17,764      13,279
-------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
  minority interests and discontinued operations                               8,768        3,236            16,269       5,780
Equity in earnings of unconsolidated joint ventures                             275          279               440         372
Minority interests
  Consolidated joint venture                                                 (6,619)         ---           (13,212)        ---
  Operating partnership                                                        (445)        (757)             (644)     (1,306)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             1,979        2,758             2,853       4,846
Discontinued operations                                                       1,766         (451)            1,904        (348)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    3,745        2,307             4,757       4,498
Less applicable preferred share dividends                                       ---         (363)              ---        (806)
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $ 3,745      $ 1,944           $ 4,757     $ 3,692
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
  Income from continuing operations                                           $ .15        $ .25             $ .21       $ .43
  Net income                                                                  $ .28        $ .20             $ .35       $ .39
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
  Income from continuing operations                                           $ .15        $ .24             $ .21       $ .42
  Net income                                                                  $ .28        $ .20             $ .35       $ .38
-------------------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                                             $ .6250      $ .6150          $ 1.2400    $ 1.2275
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                                            June 30,          December 31,
                                                                                              2004                2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
ASSETS
  Rental Property
    Land                                                                                      $ 115,541           $ 119,833
    Buildings, improvements and fixtures                                                        965,394             958,720
----------------------------------------------------------------------------------------------------------------------------
                                                                                              1,080,935           1,078,553
    Accumulated depreciation                                                                   (209,359)           (192,698)
----------------------------------------------------------------------------------------------------------------------------
    Rental property, net                                                                        871,576             885,855
  Cash and cash equivalents                                                                       8,694               9,836
  Deferred charges, net                                                                          64,747              68,568
  Other assets                                                                                   26,963              23,178
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $ 971,980           $ 987,437
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
    Senior, unsecured notes                                                                   $ 147,509           $ 147,509
    Mortgages payable (including a debt premium of $10,608 and $11,852, respectively)           366,065             370,160
    Lines of credit                                                                                 ---              22,650
----------------------------------------------------------------------------------------------------------------------------
                                                                                                513,574             540,319
  Construction trade payables                                                                     6,300               4,345
  Accounts payable and accrued expenses                                                          18,579              18,025
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                         538,453             562,689
----------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interests
  Consolidated joint venture                                                                    220,225             218,148
  Operating partnership                                                                          38,731              39,182
----------------------------------------------------------------------------------------------------------------------------
Total minority interests                                                                         258,956             257,330
Shareholders' equity
  Common shares,  $.01 par value,  50,000,000 shares authorized,  13,671,770 and
    12,960,643 shares issued and outstanding
    at June 30, 2004 and December 31, 2003                                                          137                 130
  Paid in capital                                                                               272,459             250,070
  Distributions in excess of net income                                                         (94,603)            (82,737)
  Deferred compensation                                                                          (3,406)                ---
  Accumulated other comprehensive loss                                                              (16)                (45)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                 174,571             167,418
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities, minority interests and shareholders' equity                         $ 971,980           $ 987,437
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                                                              Six Months Ended
                                                                                                    June 30,
                                                                                              2004           2003
------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
OPERATING ACTIVITIES
  Net income                                                                               $ 4,757        $ 4,498
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization (including discontinued operations)                     25,559         14,468
      Amortization of deferred financing costs                                                 727            623
      Equity in earnings of unconsolidated joint ventures                                     (440)          (372)
      Consolidated joint venture minority interest                                          13,212            ---
      Operating partnership minority interest (including discontinued operations)            1,071          1,193
      Compensation expense related to restricted shares and share options granted            1,003             51
      Amortization of premium on assumed indebtedness                                       (1,245)           ---
      (Gain) loss on sale of real estate (included in discontinued operations)              (2,084)           735
      (Gain) on sale of outparcels of land                                                  (1,219)           ---
      Net accretion of market rent rate adjustment                                            (370)           ---
      Straight-line base rent adjustment                                                      (218)           112
      Increase (decrease) due to changes in:
      Other assets                                                                            (975)         1,828
      Accounts payable and accrued expenses                                                    616         (1,667)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activites                                            40,394         21,469
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Additions to rental property                                                              (6,907)        (5,036)
  Acquisition of rental property                                                               ---         (4,700)
  Additions to investments in unconsolidated joint ventures                                    ---           (952)
  Additions to deferred lease costs                                                           (924)          (836)
  Net proceeds from sale of real estate                                                      8,945          2,076
  (Increase) decrease in escrow from rental property purchase                               (6,565)         4,006
  Distributions received from unconsolidated joint ventures                                    750            650
------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                               (4,701)        (4,792)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Cash dividends paid                                                                      (16,623)       (12,237)
  Distributions to consolidated joint venture minority interest                            (11,135)           ---
  Distributions to operating partnership minority interest                                  (3,763)        (3,723)
  Net proceeds from sale of common shares                                                   13,173            ---
  Payments for redemption of preferred shares                                                  ---           (372)
  Proceeds from issuance of debt                                                            40,350         48,815
  Repayments of debt                                                                       (65,850)       (61,233)
  Additions to deferred financing costs                                                         (9)           (80)
  Proceeds from exercise of share and unit options                                           7,022         11,284
------------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                              (36,835)       (17,546)
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (1,142)          (869)
Cash and cash equivalents, beginning of period                                               9,836          1,072
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $ 8,694          $ 203
------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash activities:
The  Company   purchases   capital   equipment  and  incurs  costs  relating  to
construction  of  new  facilities,   including  tenant   finishing   allowances.
Expenditures  included in  construction  trade  payables as of June 30, 2004 and
2003 amounted to $6,300 and $8,010, respectively.
We  recognized  charges to  deferred  compensation  related to the  issuance  of restricted common shares and share options in the 2004 period of $4,381.

The accompanying notes are an integral part of these consolidated financial statements.



              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

1.       Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. At June 30, 2004, we had ownership interests in or management responsibilities for 38 centers in 23 states totaling 9.3 million square feet of gross leasable area ("GLA"). We provide all development, leasing and management services for our centers. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term the "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") (Revised December 2003) which clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all variable interests in variable interest entities created after January 31, 2003. COROC Holdings, LLC ("COROC"), a joint venture entered into by us in December 2003, was evaluated under the provisions of FIN 46 and it was determined that we are considered the primary beneficiary of the joint venture and therefore the results of operations and financial position of COROC are included in our consolidated financial statements. We have evaluated Deer Park Enterprise, LLC ("Deer Park"), which was created after January 31, 2003 (Note 3) and have determined that under the current facts and circumstances we are not required to consolidate this entity under the provisions of FIN 46.

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

3.   Investments in Unconsolidated Real Estate Joint Ventures

     Our investment in unconsolidated real estate joint ventures as of June 30, 2004 and December 31, 2003 was $7.3 million and $7.5 million, respectively. These investments include our 50% ownership investment in TWMB and our one-third ownership interest in Deer Park on Long Island, New York.

     Our investment in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recorded in other income from services provided to TWMB during the three and six months ended June 30, 2004 and 2003 (in thousands):


                             Three Months Ended          Six Months Ended
                                  June 30,                  June 30,

                              2004        2003          2004           2003
 ----------------------- ----------- ------------ ------------ --------------
  Fee:
    Management                 $ 69         $ 34        $ 137           $ 68
    Leasing                      78           76          139            133
    Development                  17           (4)          22              9
 ----------------------- ----------- ------------ ------------ --------------
 Total Fees                   $ 164        $ 106        $ 298          $ 210
 ----------------------- ----------- ------------ ------------ --------------

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

During the second quarter, TWMB completed the construction of a 79,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of June 30, 2004, 50,000 square feet were open with the remainder of the stores scheduled to open during July and August 2004. The completion of this expansion brings the total gross leasable area of TWMB's Myrtle Beach center to approximately 403,000 square feet.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of June 30, 2004, the construction loan had a balance of $32.0 million.


Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):


                                                   As of           As of
Summary Balance Sheets                            June 30,      December 31,
 - Unconsolidated Joint Ventures:                  2004            2003
-------------------------------------------- -------------- --------------
Assets:
    Operating real estate at cost, net             $42,847        $36,096
    Other real estate investment (1)                27,108         27,803
-------------------------------------------- -------------- --------------
        Total real estate                           69,955         63,899
    Cash and cash equivalents                        1,381          4,145
    Deferred charges, net                            1,535          1,652
    Other assets                                     3,879          3,277
-------------------------------------------- -------------- --------------
        Total assets                               $76,750        $72,973
-------------------------------------------- -------------- --------------
Liabilities and Owners' Equity:
    Mortgages payable                              $57,156        $54,683
    Construction trade payables                      3,090          1,164
    Accounts payable and other liabilities             508            564
-------------------------------------------- -------------- --------------
        Total liabilities                           60,754         56,411
    Owners' equity                                  15,996         16,562
-------------------------------------------- -------------- --------------
        Total liabilities and owners' equity       $76,750        $72,973
-------------------------------------------- -------------- --------------

(1) Other real estate investment represents a development property that generates net income considered incidental to its intended future operation as an outlet center. As such, the net income generated from this property is recorded as a reduction to the carrying value of the property.


                                                      Three Months                 Six Months
                                                        Ended                        Ended
Consolidated Statements of Operations -                June 30,                    June 30,
Unconsolidated Joint Ventures                     2004           2003          2004          2003
------------------------------------------- ------------ -------------- -------------- -------------

Revenues                                        $ 2,507        $ 2,158         $4,582       $ 3,885
------------------------------------------- ------------ -------------- -------------- -------------

Expenses:
   Property operating                               946            782          1,721         1,486
   General and administrative                        12              3             13            20
   Depreciation and amortization                    631            552          1,254         1,080
------------------------------------------- ------------ -------------- -------------- -------------
        Total expenses                            1,589          1,337          2,988         2,586
------------------------------------------- ------------ -------------- -------------- -------------
Operating income                                    918            821          1,594         1,299
Interest expense                                    405            294            785           619
------------------------------------------- ------------ -------------- -------------- -------------
Net income                                        $ 513          $ 527          $ 809         $ 680
------------------------------------------- ------------ -------------- -------------- -------------

Tanger's share of:
------------------------------------------- ------------ -------------- -------------- -------------
Net income                                        $ 275          $ 279          $ 440         $ 372
Depreciation (real estate related)                  304            266            604           520
------------------------------------------- ------------ -------------- -------------- -------------

4. Disposition of Properties

In  accordance  with  Statement  of  Financial  Accounting  Standards  No.  144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold are reflected in the consolidated statements of operations as discontinued operations for all periods presented.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million which is included in discontinued operations for the three and six months ended June 30, 2004.

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate related to the Martinsburg sale of approximately $735,000 which is included in discontinued operations for the three and six months ended June 30, 2003.

Below is a summary of the results of operations of these properties (in thousands):

                                                          Three Months Ended          Six Months Ended
                                                                 June 30,                  June 30,
                                                           2004         2003         2004           2003
----------------------------------------------------- ----------- ------------ ------------ --------------
Base rentals                                              $  174        $ 531       $  397        $ 1,136
Percentage rentals                                            --            6           --              6
Expense reimbursements                                        82          240          213            481
Other income                                                   2           15            3             26
----------------------------------------------------- ----------- ------------ ------------ --------------
     Total revenues                                          258          792          613          1,649

Property operating expenses                                  111          389          233            841
General and administrative                                     3            1            3              2
Depreciation and amortization                                 66          260          130            532
----------------------------------------------------- ----------- ------------ ------------ --------------
       Total expenses                                        180          650          366          1,375
----------------------------------------------------- ----------- ------------ ------------ --------------
Income before gain (loss) on sale of real estate              78          142          247            274
Gain (loss) on sale of real estate                         2,084        (735)        2,084          (735)
----------------------------------------------------- ----------- ------------ ------------ --------------
Discontinued operations before minority interest           2,162        (593)        2,331          (461)
Minority interest                                            396        (142)          427          (113)
----------------------------------------------------- ----------- ------------ ------------ --------------
Discontinued operations                                  $ 1,766      $ (451)       $1,904        $ (348)
----------------------------------------------------- ----------- ------------ ------------ --------------

During the second quarter of 2004 we sold three outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; and Gonzales, Louisiana centers respectively. Net proceeds received were approximately $2.5 million and a gain of approximately $1.2 million was recorded in other income in the second quarter of 2004.

5. Other Comprehensive Income - Derivative Financial Instruments

During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. TWMB's interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB's balance sheet at fair value. At June 30, 2004, our portion of the fair value of TWMB's hedge is recorded as a reduction to investment in joint ventures of $20,000. For the three and six months ended June 30, 2004, the change in the fair value of the derivative instrument is recorded as $8,000 and $29,000, respectively, of other comprehensive income, net of minority interest of $27,000 and $33,000, respectively.

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                          2004        2003            2004           2003
----------------------------------------------------- ----------- ------------ ------------ --------------
Net income                                               $ 3,745      $ 2,307      $ 4,757        $ 4,498
----------------------------------------------------- ----------- ------------ ------------ --------------
Other comprehensive income:
     Change in fair value of our portion of
        TWMB cash flow hedge, net of minority
        interest of $27 and $1 and $33 and ($2)                8            3           29            (8)
     Change in fair value of cash flow hedge,
        net of minority interest of $24                      ---          ---          ---             74
----------------------------------------------------- ----------- ------------ ------------ --------------
         Other comprehensive income                            8            3           29             66
----------------------------------------------------- ----------- ------------ ------------ --------------
Total comprehensive income                               $ 3,753      $ 2,310      $ 4,786        $ 4,564
----------------------------------------------------- ----------- ------------ ------------ --------------

6. Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (in thousands, except per share amounts):

                                                            Three Months Ended      Six Months Ended
                                                                   June 30,             June 30,

                                                              2004        2003        2004          2003
------------------------------------------------------- ------------ ----------- ------------ -------------
Numerator:
   Income from continuing operations                     $    1,979    $  2,758     $  2,853      $  4,846
   Less applicable preferred share dividends                     ---      (363)           ---         (806)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Income from continuing operations available to
     common shareholders - basic and diluted                  1,979       2,395        2,853         4,040
   Discontinued operations                                    1,766       (451)        1,904          (348)
------------------------------------------------------- ------------ ----------- ------------ -------------
   Net income available to common shareholders -
     basic and diluted                                      $ 3,745     $ 1,944       $4,757        $3,692
 ------------------------------------------------------- ------------ ----------- ------------ -------------
Denominator:
   Basic weighted average common shares                      13,504       9,590       13,420         9,387
   Effect of outstanding share and unit options                  84         219          116           228
   Effect of unvested restricted share awards                     6         ---            5           ---
------------------------------------------------------- ------------ ----------- ------------ -------------
   Diluted weighted average common shares                    13,594       9,809       13,541         9,615

Basic earnings per common share:
Income from continuing operations                       $       .15       $ .25    $     .21     $     .43
Discontinued operations                                         .13        (.05)         .14          (.04)
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                              $       .28       $ .20    $     .35     $     .39

Diluted earnings per common share:
Income from continuing operations                       $       .15       $ .24    $     .21      $    .42
Discontinued operations                                         .13        (.04)         .14          (.04)
------------------------------------------------------- ------------ ----------- ------------ -------------
Net income                                              $       .28       $ .20    $     .35      $    .38
------------------------------------------------------- ------------ ----------- ------------ -------------

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 214,000 for the three months ended June 30, 2004 and 107,000 and 6,000 for the six months ended June 30, 2004 and 2003, respectively. There were no options excluded from the computation for the three months ended June 30, 2003. The assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the Operating Partnership's minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

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

8. Employee Benefit Plans

During the second quarter of 2004, the Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). The Incentive Award Plan was approved by a vote of shareholders at our Annual Shareholders' Meeting. The Board of Directors approved the grant of 106,125 restricted common shares to the independent directors and certain executive officers in April 2004. As a result of the granting of the restricted common shares, we recorded a charge to deferred compensation of $4.1 million in the shareholders' equity section of the consolidated balance sheet. During the second quarter, we recognized expense related to the amortization of the deferred compensation of approximately $932,000 in accordance with the vesting schedule of the restricted shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three and six months ended June 30, 2004 with the three and six months ended June 30, 2003. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized using the effective interest method over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the issuance of 2.3 million common shares at $40.50 per share. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At June 30, 2004, we had ownership interests in or management responsibilities for 38 centers in 23 states totaling 9.3 million square feet compared to 33 centers in 20 states totaling 6.2 million square feet at June 30, 2003. The activity in our portfolio of properties since June 30, 2003 is summarized below:


                                                                    No. of        GLA
                                                                   Centers      (000's)       States
---------------------------------------------------------------- ------------ ------------ -----------
As of June 30, 2003                                                   33        6,215          20
  Acquisitions/Expansions:
     Sevierville, Tennessee (wholly-owned)                           ---           35         ---
     Myrtle Beach Hwy 17, South Carolina -                           ---           65         ---
       (unconsolidated joint venture)
     Charter Oak portfolio (consolidated joint venture)
        Rehoboth, Delaware                                             1          569           1
        Foley, Alabama                                                 1          536         ---
        Myrtle Beach Hwy 501, South Carolina                           1          427         ---
        Hilton Head, South Carolina                                    1          393         ---
        Park City, Utah                                                1          301           1
        Westbrook, Connecticut                                         1          291           1
        Lincoln City, Oregon                                           1          270           1
        Tuscola, Illinois                                              1          258           1
        Tilton, New Hampshire                                          1          228         ---
  Dispositions:
    Bourne, Massachusetts (managed)                                   (1)         (23)         (1)
    Casa Grande, Arizona (wholly-owned)                               (1)        (185)         (1)
    Clover, New Hampshire (wholly-owned)                              (1)         (11)        ---
    LLBean, New Hampshire (wholly-owned)                              (1)         (51)        ---
    Other                                                             ---           3         ---
---------------------------------------------------------------- ------------ ------------ -----------
As of June 30, 2004                                                   38        9,321          23
---------------------------------------------------------------- ------------ ------------ -----------



A summary of the operating results for the three and six months ended June 30, 2004 and 2003 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                   June 30,
                                                                           2004         2003          2004          2003
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
GLA at end of period (000's)
    Wholly owned                                                          5,240        5,449        5,240         5,449
    Partially-owned (consolidated) (1)                                    3,273          ---        3,273           ---
    Partially owned (unconsolidated) (2)                                    374          309          374           309
    Managed                                                                 434          457          434           457
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
Total GLA at end of period (000's)                                        9,321        6,215        9,321         6,215
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
Weighted average GLA (000's) (3)                                          8,513        5,201        8,513         5,199
Occupancy percentage at end of period (1) (2)                                95%          96%          95%           96%

  Per square foot for wholly owned properties
Revenues
  Base rentals                                                            $3.81        $3.71        $7.55         $7.38
  Percentage rentals                                                        .11          .11          .20           .18
  Expense reimbursements                                                   1.55         1.58         2.96          3.16
  Other income                                                              .28          .15          .38           .28
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
    Total revenues                                                         5.75         5.55        11.09         11.00
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
Expenses
  Property operating                                                       1.75         1.88         3.35          3.71
  General and administrative                                                .38          .47          .75           .94
  Depreciation and amortization                                            1.54         1.32         2.99          2.68
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
    Total expenses                                                         3.67         3.67         7.09          7.33
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
Operating income                                                           2.08         1.88         4.00          3.67
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
   Interest expense                                                        1.05         1.26         2.09          2.56
-------------------------------------------------------------------- ------------ ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint ventures,
minority interest and discontinued operations                             $1.03         $.62        $1.91         $1.11
-------------------------------------------------------------------- ------------ ------------ ------------ -------------


(1) Includes the nine centers from the Charter Oak portfolio acquired on December 19, 2003 of which Tanger owns a one-third interest through a joint venture arrangement.
(2) Includes Myrtle Beach, South Carolina Hwy 17 property which we operate through a 50% ownership joint venture.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.


The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest as of June 30, 2004.

                                                                  Mortgage
                                                                    Debt
                                                                 Outstanding
                                         GLA        %           (000's) as of
         Location                     (sq. ft.)  Occupied       June 30, 2004
----------------------------------- ----------- ----------- ------------------

Riverhead, NY (1)                      729,238       99            $  ---
Rehoboth, DE (1) (3)                   568,787       99            39,568
Foley, AL (3)                          535,675       99            32,357
San Marcos, TX                         442,486       96            36,957
Myrtle Beach Hwy 501, SC (3)           427,388       97            22,973
Sevierville, TN (1)                    419,023      100               ---
Hilton Head, SC (3)                    393,094       89            18,558
Commerce II, GA                        342,556       97            29,500
Howell, MI                             325,231      100               ---
Myrtle Beach Hwy 17, SC (1) (2)        374,399      100               ---
Park City, UT (3)                      300,602       97            12,642
Westbrook, CT (3)                      291,051       90            15,023
Branson, MO                            277,883      100            24,000
Williamsburg, IA                       277,230       96            18,870
Lincoln City, OR (3)                   270,280       93            10,447
Tuscola, IL (3)                        258,114       77            20,274
Lancaster, PA                          255,152       96            13,997
Locust Grove, GA                       247,454       99               ---
Gonzales, LA                           245,199       93               ---
Tilton, NH (3)                         227,966       98            13,054
Fort Meyers, FL                        198,789       82               ---
Commerce I, GA                         185,750       68             7,558
Terrell, TX                            177,490       97               ---
Dalton, GA                             173,430       79            10,812
Seymour, IN                            141,051       82               ---
North Branch, MN                       134,480       99               ---
West Branch, MI                        112,420      100             6,864
Barstow, CA                            108,950       95               ---
Blowing Rock, NC                       105,448      100             9,443
Pigeon Forge, TN (1)                    94,558       93               ---
Nags Head, NC                           82,178      100             6,408
Boaz, AL                                79,575       97               ---
Kittery I, ME                           59,694      100             6,152
Kittery II, ME                          24,619      100               ---
---------------------------------- ------------ -------- -----------------
                                     8,887,240       95           355,457
Debt premium                                                       10,608
--------------------------------------------------------------------------
                                                                 $366,065
==========================================================================

(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $32.0 million of construction loan debt as of June 30, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Base rentals increased $13.1 million, or 68%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.10 per square foot from $3.71 per square foot in the 2003 period to $3.81 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. The overall portfolio occupancy at June 30, 2004 decreased 1% from 96% to 95% compared to June 30, 2003 due to the addition of the COROC portfolio which had a lower average occupancy rate, 94% compared to the remaining properties that had an average occupancy rate of 96%. One center experienced a negative occupancy trend of at least 10% from June 30, 2003 to June 30, 2004 offset by two centers which experienced a positive occupancy gain of at least 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $408,000 or 74%, and on a weighted average GLA basis, remained at $.11 per square foot in the 2004 and 2003 periods. The dollar increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2004 were $309 per square foot. This represents a 5% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 84% in the 2004 and 2003 periods, respectively. The increase is due to higher reimbursement rates at the COROC portfolio.

Other income increased $1.6 million, or 203%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.13 per square foot from $.15 to $.28. Other income in the 2004 period includes gains from the sales of three outparcels of land of $1.2 million. In the 2003 period there were no sales of outparcels of land. The remaining increase is primarily attributable to increases in vending income and management fees.

Property operating expenses increased by $5.2 million, or 53%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.13 per square foot from $1.88 to $1.75. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the portfolio average for the second quarter.

General and administrative expenses increased $803,000, or 33%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8.5% in the 2003 period to 6.6% in the 2004 period and, on a weighted average GLA basis, decreased from $.47 per square foot in the 2003 period to $.38 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $1.32 per square foot in the 2003 period to $1.54 per square foot in the 2004 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years). Also, certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") were allocated to lease costs which are amortized over shorter lives than building costs.

Interest expense increased $2.3 million, or 36%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Consolidated joint venture minority interest increased $6.6 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations increased $2.2 million due to the sale of the Clover and LLBean, New Hampshire properties in the 2004 period resulting in a gain on sale of real estate of approximately $2.1 million. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center which was sold at a loss of approximately $735,000.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Base rentals increased $25.9 million, or 68%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the acquisition of the COROC portfolio of outlet center properties. Base rent per weighted average GLA increased by $.17 per square foot from $7.38 per square foot in the 2003 period to $7.55 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. The overall portfolio occupancy at June 30, 2004 decreased 1% from 96% to 95% compared to June 30, 2003 due to the addition of the COROC portfolio which had a lower average occupancy rate, 94% compared to the remaining properties that had an average occupancy rate of 96%. One center experienced a negative occupancy trend of at least 10% from June 30, 2003 to June 30, 2004 offset by two centers which experienced a positive occupancy gain of at least 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $726,000 or 77%, and on a weighted average GLA basis, increased $.02 per square foot in the 2004 period compared to the 2003 period. The increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2004 were $309 per square foot. This represents a 5% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 85% in the 2004 and 2003 periods, respectively. The increase is due to higher reimbursement rates at the COROC properties.

Other income increased $1.8 million, or 124%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.10 per square foot from $.28 to $.38. Other income in the 2004 period includes gains from the sales of three outparcels of land of $1.2 million. In the 2003 period there were no sales of outparcels of land. The remaining increase is primarily attributable to increases in vending income and management fees.

Property operating expenses increased by $9.2 million, or 48%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.36 per square foot from $3.71 to $3.35. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the portfolio average for the first six months of 2004.

General and administrative expenses increased $1.5 million, or 31%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8.5% in the 2003 period to 6.8% in the 2004 period and, on a weighted average GLA basis, decreased from $.94 per square foot in the 2003 period to $.75 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $2.68 per square foot in the 2003 period to $2.99 per square foot in the 2004 period due to a higher mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years). Also, certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") were allocated to lease costs which are amortized over shorter lives than building costs.

Interest expense increased $4.5 million, or 34%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Equity in earnings from unconsolidated joint ventures increased $68,000, or 18%, in the 2004 period compared to the 2003 period due to the TWMB Associates, LLC ("TWMB"), outlet center in Myrtle Beach, South Carolina having 65,000 more square feet of GLA open in the 2004 period versus the 2003 period. TWMB is an unconsolidated joint venture in which we have a 50% ownership interest.

Consolidated joint venture minority interest increased $13.2 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations increased $2.3 million due to the sale of the Clover and LLBean, New Hampshire properties in the 2004 period resulting in a gain on sale of real estate of approximately $2.1 million. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center which was sold at a loss of approximately $735,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $40.4 million and $21.5 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided by operating activities is due primarily to the incremental income from the COROC acquisition in December 2003. Net cash used in investing activities was $4.7 and $4.8 million during the first six months of 2004 and 2003, respectively. Net cash used in financing activities was $36.8 million and $17.5 million during the first six months of 2004 and 2003, respectively. Cash used was higher in 2004 due primarily to increased dividends in 2004 compared to 2003, debt repayments and distributions paid to the minority interest partner in our consolidated joint venture offset by proceeds from the sale of common shares.

Our consolidated cash balance increased $8.5 million from June 30, 2003 to June 30, 2004 due primarily to cash held in reserve at our consolidated joint venture, COROC.

Development and Dispositions

Pittsburgh, Pennsylvania

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in early 2006.

Charleston, South Carolina

We have an option to purchase land and have begun the early development and leasing of a site located near Charleston, South Carolina. We currently expect the center to be approximately 370,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Wisconsin Dells, Wisconsin

We have begun the early development and leasing of a site located near Wisconsin Dells, Wisconsin. We currently expect the center to be approximately 300,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Outparcels

During the second quarter of 2004 we sold three outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; and Gonzales, Louisiana centers respectively. Net proceeds received were approximately $2.5 million and a gain of approximately $1.2 million was recorded in other income in the second quarter of 2004.

Joint Ventures

TWMB Associates, LLC

During the second quarter, TWMB completed the construction of a 79,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of June 30, 2004, 50,000 square feet were open with the remainder of the stores scheduled to open during July and August 2004. We and our partner each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. The completion of this expansion brings the total gross leasable area of TWMB's Myrtle Beach center to approximately 403,000 square feet.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of June 30, 2004 the construction loan had a balance of $32.0 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. All debt incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by both partners.

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

Deer Park Enterprise, LLC

Deer Park Enterprise, LLC ("Deer Park") is a joint venture agreement in which we have a one-third ownership interest entered into by us in September 2003 with two other members for the purpose of, but not limited to, developing a site located in Deer Park, New York. We currently expect the center to be approximately 790,000 square feet upon total buildout. We expect the site will contain both outlet and big box retail tenants with the initial phase scheduled for delivery in late 2006 or early 2007.

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

Financing Arrangements

At June 30, 2004, approximately 29% of our outstanding long-term debt represented unsecured borrowings and approximately 34% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended June 30, 2004 was 7.54%.

In December 2003, we completed a public offering of 2,300,000 common shares at a price of $40.50 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to finance our portion of the equity required to purchase the COROC portfolio of outlet shopping centers as mentioned in General Overview above and for general corporate purposes. In addition, in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 345,000 common shares at the offering price of $40.50 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $100 million at June 30, 2004. Subsequent to June 30, 2004, we were successful in obtaining a commitment for an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup, bringing the total committed unsecured lines of credit to $125 million. In addition, we have obtained commitments to extend the maturity dates on all of our lines of credit until June of 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

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

On July 15, 2004, our Board of Directors declared a $.6250 cash dividend per common share payable on August 16, 2004 to each shareholder of record on July 30, 2004, and caused a $.6250 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest.

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

We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, any of which present FFO when reporting their results. FFO is widely used by us and others in our industry to evaluate and price potential acquisition candidates. The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance. In addition, our employment agreements with certain members of management base a portion of their bonus compensation on our FFO performance.

FFO has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

- FFO does not reflect our cash expenditures, or future requirements for, capital expenditures or contractual commitments;
- FFO does not reflect changes in, or cash requirements for, our working capital needs;
- Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;
- FFO may reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and
- Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the statements of cash flow included in our consolidated financial statements.


Below is a calculation of FFO for the three and six months ended June 30, 2004 and 2003 and other data for those respective periods (in thousands):

                                                                            Three Months Ended          Six Months Ended
                                                                                June 30,                   June 30,
                                                                             2004         2003         2004          2003
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
  Funds from Operations:
   Net income                                                            $   3,745    $   2,307    $   4,757     $   4,498
   Adjusted for
     Minority interest in operating partnership                                445          757          644         1,306
     Minority interest adjustment - consolidated joint venture                (329)         ---         (296)          ---
     Minority interest, depreciation and amortization
      attributable to discontinued operations                                  463          118          558           418
     Depreciation and amortization uniquely significant to real estate -
      wholly owned                                                          13,062        6,806       25,316        13,790
     Depreciation and amortization uniquely significant to real estate -
      unconsolidated joint venture                                             304          266          604           520
     (Gain)/loss on sale of real estate                                     (2,084)         735       (2,084)          735
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
        Funds from operations                                            $  15,606     $ 10,989     $ 29,499      $ 21,267
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------
  Weighted average shares outstanding (1)                                   16,627       13,432       16,574        13,304
  ---------------------------------------------------------------------- ------------ ------------ ------------ -------------

(1) Assumes the partnership units of the Operating Partnership held by the minority interest in the Operating Partnership and share and unit options and unvested restricted share awards are converted to common shares of the Company.

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

During 2004, we have approximately 1,790,000 square feet, or 19% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2004, we have renewed approximately 1,041,000 square feet, or 58% of the square feet scheduled to expire in 2004. The existing tenants have renewed at an average base rental rate approximately 8% higher than the expiring rate. We also re-tenanted approximately 282,000 square feet of vacant space during the first six months of 2004 at a 2% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.8% of our combined base and percentage rental revenues for the three months ended June 30, 2004. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of June 30, 2004 and 2003, our centers were 95% and 96% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 2004, TWMB had an interest rate swap agreement effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 2.49%. This swap effectively changes the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2004, TWMB would have paid approximately $40,000 to terminate the agreement. A 1% decrease in the 30 day LIBOR index would increase the amount paid by TWMB by $32,000 to approximately $72,000. The fair value is based on dealer quotes, considering current interest rates and the remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB's balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2004 was $536.6 million and its recorded value was $513.6 million. A 1% increase from prevailing interest rates at June 30, 2004 would result in a decrease in fair value of total long-term debt by approximately $8.7 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on June 30, 2004 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 2004, we held our Annual Meeting of Shareholders. The common shareholders voted on three matters. The first matter on which common shareholders voted was the election of five directors to serve until the next Annual Meeting of Shareholders. The results of the voting are as shown below:

         Nominees          Votes For        Votes Withheld
     ------------------    ----------       --------------
     Stanley K. Tanger     11,471,471         136,970
     Steven B. Tanger      11,441,152         167,289
     Jack Africk           11,428,147         180,294
     William G. Benton     11,458,363         150,078
     Thomas E. Robinson    11,467,886         140,555


The second matter on which common shareholders voted was the ratification of the Amended and Restated Incentive Award Plan in order to add restricted shares and other share-based grants to the Plan, to reflect the merger of the Unit Option Plan of the Operating Partnership into the Plan and to amend the Plan in certain other respects. The results of the voting are as shown below:

     Votes For        Votes Against         Abstain            No Vote
     ---------        -------------         -------           ---------
     7,982,132        708,883               86,954            2,830,472

The third matter on which common shareholders voted was the ratification of an increase, from 2,250,000 to 3,000,000 in the aggregate number of common shares which may be issued under the Incentive Award Plan. The results of the voting are as shown below:

     Votes For        Votes Against         Abstain            No Vote
     ---------        -------------         -------           ---------
     4,911,609        3,787,053             79,307            2,830,472

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     10.1 Amended and Restated Employment Agreement for Stanley K. Tanger as of January 1, 2004.

     10.2 Amended and Restated Employment Agreement for Steven B. Tanger as of January 1, 2004.

     10.3 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr. as of January 1, 2004.

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

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the three months ended June 30, 2004:

     Current Report on Form 8-K dated April 27, 2004 to furnish the March 31, 2004 Supplemental Operating and Financial Data

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TANGER FACTORY OUTLET CENTERS, INC.




                                   By:         /s/ Frank C. Marchisello Jr.
                                               Frank C. Marchisello, Jr.
                                               Executive Vice President,
                                               Chief Financial Officer


DATE: August 6, 2004

                                  Exhibit Index


Exhibit No.                         Description
--------------------------------------------------------------------------------

10.1                     Amended and Restated Employment Agreement of Stanley K.
                         Tanger as of January 1, 2004.

10.2                     Amended and Restated Employment Agreement of Steven B.
                         Tanger as of January 1, 2004.

10.3                     Amended and Restated Employment Agreement of Frank C.
                         Marchisello, Jr. as of January 1, 2004.

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