Form 10-Q
period 2004-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2004-11-09
CIK 899715

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes X No -

                       13,718,208 shares of Common Stock,
               $.01 par value, outstanding as of October 22, 2004

                       TANGER FACTORY OUTLET CENTERS, INC.

                                      Index

                          Part I. Financial Information

                                                                     Page Number
Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Operations
     For the three and nine months ended September 30, 2004 and 2003       3

   Consolidated Balance Sheets
     As of September 30, 2004 and December 31, 2003                        4

   Consolidated Statements of Cash Flows
     For the nine months ended September 30, 2004 and 2003                 5

   Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       28

Item 4.  Controls and Procedures                                          29

                           Part II. Other Information

Item 1.  Legal proceedings                                                29

Item 6.  Exhibits and Reports on Form 8-K                                 29

Signatures                                                                30


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                             2004         2003              2004        2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)                   (unaudited)
REVENUES
 Base rentals                                                             $ 32,879     $ 19,124          $ 96,380    $ 56,534
 Percentage rentals                                                          1,289          774             2,958       1,717
 Expense reimbursements                                                     13,060        8,028            37,956      24,081
 Other income                                                                1,816        1,040             5,054       2,478
-------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                           49,044       28,966           142,348      84,810
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
 Property operating                                                         14,953        9,527            43,095      28,472
 General and administrative                                                  3,346        2,489             9,757       7,367
 Depreciation and amortization                                              14,042        6,734            39,154      20,361
-------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                           32,341       18,750            92,006      56,200
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                            16,703       10,216            50,342      28,610
 Interest expense                                                            8,919        6,427            26,684      19,707
-------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
 minority interests and discontinued operations                              7,784        3,789            23,658       8,903
Equity in earnings of unconsolidated joint ventures                            359          267               799         639
Minority interests
 Consolidated joint venture                                                 (7,198)         ---           (20,410)        ---
 Operating partnership                                                        (175)        (916)             (743)     (2,054)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                              770        3,140             3,304       7,488
Discontinued operations, net of minority interest                           (2,785)         380              (562)        530
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           (2,015)       3,520             2,742       8,018
Less applicable preferred share dividends                                      ---          ---               ---        (806)
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                        $ (2,015)     $ 3,520           $ 2,742     $ 7,212
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
 Income from continuing operations                                          $ .06        $ .30            $ .25       $ .69
 Net income (loss)                                                          $(.15)       $ .34            $ .20       $ .74
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
 Income from continuing operations                                          $ .06        $ .30            $ .24       $ .67
 Net income (loss)                                                          $(.15)       $ .33            $ .20       $ .72
-------------------------------------------------------------------------------------------------------------------------------

Dividends paid per common share                                             $ .6250      $ .6150          $ 1.8650    $ 1.8425
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            September 30,       December 31,
                                                                                                2004                2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (unaudited)
ASSETS
 Rental Property
   Land                                                                                      $ 113,869           $ 119,833
   Buildings, improvements and fixtures                                                        956,109             958,720
----------------------------------------------------------------------------------------------------------------------------
                                                                                             1,069,978           1,078,553
   Accumulated depreciation                                                                   (215,172)           (192,698)
----------------------------------------------------------------------------------------------------------------------------
   Rental property, net                                                                        854,806             885,855
 Cash and cash equivalents                                                                      27,135               9,836
 Deferred charges, net                                                                          60,958              68,568
 Other assets                                                                                   19,595              23,178
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                           $ 962,494           $ 987,437
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Liabilities
 Debt
    Senior, unsecured notes                                                                  $ 147,509           $ 147,509
    Mortgages payable (including a debt premium of $9,976 and $11,852, respectively)           310,483             370,160
    Unsecured note                                                                              53,500                 ---
    Lines of credit                                                                                ---              22,650
----------------------------------------------------------------------------------------------------------------------------
                                                                                               511,492             540,319
 Construction trade payables                                                                    10,361               4,345
 Accounts payable and accrued expenses                                                          17,488              18,025
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                        539,341             562,689
----------------------------------------------------------------------------------------------------------------------------
Commitments
Minority interests
 Consolidated joint venture                                                                    221,400             218,148
 Operating partnership                                                                          36,533              39,182
----------------------------------------------------------------------------------------------------------------------------
      Total minority interests                                                                 257,933             257,330
Shareholders' equity
 Common shares, $.01 par value, 50,000,000 shares authorized,
  13,718,208 and 12,960,643 shares issued and outstanding
  at September 30, 2004 and December 31, 2003, respectively                                        137                 130
 Paid in capital                                                                               274,423             250,070
 Distributions in excess of net income                                                        (105,116)            (82,737)
 Deferred compensation                                                                          (4,224)                ---
 Accumulated other comprehensive loss                                                              ---                 (45)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                               165,220             167,418
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities, minority interests and shareholders' equity                        $ 962,494           $ 987,437
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                              2004           2003
------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
OPERATING ACTIVITIES
 Net income                                                                                $ 2,742        $ 8,018
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization (including discontinued operations)                        39,706         21,552
   Amortization of deferred financing costs                                                  1,107            955
   Equity in earnings of unconsolidated joint ventures                                        (799)          (639)
   Consolidated joint venture minority interest                                             20,410            ---
   Operating partnership minority interest (including discontinued operations)                 622          2,219
   Compensation expense related to restricted shares and share options granted               1,239             76
   Amortization of premium on assumed indebtedness                                          (1,879)           ---
   Loss on sale of real estate (included in discontinued operations)                         1,460            735
   Gain on sale of outparcels of land                                                       (1,391)           ---
   Net accretion of market rent rate adjustment                                               (647)           ---
   Straight-line base rent adjustment                                                         (300)           147
   Increase (decrease) due to changes in:
     Other assets                                                                             (644)           664
     Accounts payable and accrued expenses                                                    (455)        (1,015)
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activites                                               61,171         32,712
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Additions to rental property                                                               (9,943)        (7,970)
 Acquisition of rental property                                                                ---         (4,700)
 Additions to investments in unconsolidated joint ventures                                     ---           (952)
 Additions to deferred lease costs                                                          (1,450)        (1,188)
 Net proceeds from sale of real estate                                                      20,255          2,076
 Decrease in escrow from rental property purchase                                              ---          4,006
 Distributions received from unconsolidated joint ventures                                   1,525          1,125
------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                    10,387         (7,603)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Cash dividends paid                                                                       (25,121)       (18,596)
 Distributions to consolidated joint venture minority interest                             (17,158)           ---
 Distributions to operating partnership minority interest                                   (5,659)        (5,588)
 Net proceeds from sale of common shares                                                    13,173            ---
 Payments for redemption of preferred shares                                                   ---           (372)
 Proceeds from issuance of debt                                                             43,350         73,657
 Repayments of debt                                                                        (70,298)       (91,329)
 Additions to deferred financing costs                                                        (621)          (521)
 Proceeds from exercise of share and unit options                                            8,075         16,777
------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                 (54,259)       (25,972)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        17,299           (863)
Cash and cash equivalents, beginning of period                                               9,836          1,072
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                  $ 27,135          $ 209
------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash activities:
The  Company   purchases   capital   equipment  and  incurs  costs  relating  to
construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2004 and 2003 amounted to $10,361 and $7,188, respectively.
We recognized charges to deferred compensation related to the issuance of restricted common shares and share options in the 2004 period of $5,422.

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

1.   Business

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns, operates and manages factory outlet centers. At September 30, 2004, we had ownership interests in or management responsibilities for 37 centers in 23 states totaling
9.2 million square feet of gross leasable area ("GLA"). We provide all development, leasing and management services for our centers. The factory outlet centers and other assets of the Company's business are held by, and all of its operations are conducted by, Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim unaudited consolidated financial statements. All such adjustments are of a normal and recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions. These investments are included in other assets in our consolidated balance sheets.

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

3.   Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of September 30, 2004 and December 31, 2003 was $6.9 million and $7.5 million, respectively. These investments include our 50% ownership investment in TWMB and our one-third ownership interest in Deer Park.

Our investment in TWMB is reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recorded in other income from services provided to TWMB during the three and nine months ended September 30, 2004 and 2003 (in thousands):


                                Three Months Ended         Nine Months Ended
                                    September 30,             September 30,

                                2004        2003          2004           2003
--------------------------------------- ------------ ------------ --------------
Fee:
   Management                    $  91         $ 37        $ 228          $ 105
   Leasing                          42           40          181            173
   Development                       8           (6)          30              4
--------------------------------------- ------------ ------------ --------------
Total Fees                       $ 141         $ 71        $ 439          $ 282
--------------------------------------- ------------ ------------ --------------

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

During the second quarter of 2004, TWMB completed the construction of a 78,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of September 30, 2004, 66,000 square feet were open with the remainder of the stores scheduled to open during 2004. The completion of this expansion brings the total gross leasable area of TWMB's Myrtle Beach center to approximately 402,000 square feet.

In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2004, the construction loan had a balance of $34.0 million.

Summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):



Summary Balance Sheets                                As of            As of
 - Unconsolidated Joint Ventures:                 September 30,     December 31,
                                                      2004             2003
---------------------------------------------- ----------------- ---------------
Assets:
    Operating real estate at cost, net                  $41,842         $36,096
    Other real estate investment (1)                     26,773          27,803
---------------------------------------------- ----------------- ---------------
        Total real estate                                68,615          63,899
    Cash and cash equivalents                             2,184           4,145
    Deferred charges, net                                 2,076           1,652
    Other assets                                          3,168           3,277
---------------------------------------------- ----------------- ---------------
        Total assets                                    $76,043         $72,973
---------------------------------------------- ----------------- ---------------
Liabilities and Owners' Equity:
    Mortgages payable                                   $59,233         $54,683
    Construction trade payables                           1,328           1,164
    Accounts payable and other liabilities                  730             564
---------------------------------------------- ----------------- ---------------
        Total liabilities                                61,291          56,411
    Owners' equity                                       14,752          16,562
---------------------------------------------- ----------------- ---------------
        Total liabilities and owners' equity            $76,043         $72,973
---------------------------------------------- ----------------- ---------------

(1) Other real estate investment represents a development property that generates net income considered incidental to its intended future operation as an outlet center. As such, the net income generated from this property is recorded as a reduction to the carrying value of the property.

                                           Three Months Ended            Nine Months Ended
Consolidated Statements of Operations -       September 30,                September 30,
Unconsolidated Joint Ventures             2004           2003           2004            2003
------------------------------------------------ -------------- -------------- ---------------

Revenues                                $ 2,682        $ 2,195         $7,264         $ 6,080
------------------------------------------------ -------------- -------------- ---------------

Expenses:
   Property operating                       918            725          2,639           2,211
   General and administrative                 8              1             21              21
   Depreciation and amortization            723            599          1,977           1,679
------------------------------------------------ -------------- -------------- ---------------
        Total expenses                    1,649          1,325          4,637           3,911
------------------------------------------------ -------------- -------------- ---------------
Operating income                          1,033            870          2,627           2,169
Interest expense                            346            372          1,131             991
------------------------------------------------ -------------- -------------- ---------------
Net income                                $ 687          $ 498        $ 1,496         $ 1,178
------------------------------------------------ -------------- -------------- ---------------

Tanger's share of:
------------------------------------------------ -------------- -------------- ---------------
Net income                                $ 359          $ 267          $ 799           $ 639
Depreciation                                351            287            955             808
------------------------------------------------ -------------- -------------- ---------------

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

In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million, which is included in discontinued operations for the three and nine months ended September 30, 2004.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million, which is included in discontinued operations for the nine months ended September 30, 2004.

In May and October 2003 respectively, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate related to the Martinsburg sale of approximately $735,000 which is included in discontinued operations for the nine months ended September 30, 2003.

Below is a summary of the results of operations of these properties (in thousands):

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                       2004        2003         2004          2003
------------------------------------------------------------ ----------- ------------ -------------
Base rentals                                         $  279       $ 947     $  1,453       $ 3,034
Percentage rentals                                        2          20            4            26
Expense reimbursements                                  112         391          618         1,253
Other income                                             10          32           28            72
------------------------------------------------------------ ----------- ------------ -------------
     Total revenues                                     403       1,390        2,103         4,385

Property operating expenses                             151         546          755         1,756
General and administrative                               11           3           17             8
Depreciation and amortization                           106         351          554         1,191
------------------------------------------------------------ ----------- ------------ -------------
       Total expenses                                   268         900        1,326         2,955
------------------------------------------------------------ ----------- ------------ -------------
Income before loss on sale of real estate               135         490          777         1,430
Loss on sale of real estate                          (3,544)        ---       (1,460)         (735)
------------------------------------------------------------ ----------- ------------ -------------
Discontinued operations before minority interest     (3,409)        490         (683)          695
Minority interest                                       624        (110)         121          (165)
------------------------------------------------------------ ----------- ------------ -------------
Discontinued operations                             $(2,785)      $ 380       $ (562)        $ 530
------------------------------------------------------------ ----------- ------------ -------------

During the second and third quarters of 2004, we sold a total of four outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; Gonzales, Louisiana and West Branch, Michigan centers, respectively. Net proceeds received were approximately $2.7 million and a gain of approximately $1.4 million was recorded in other income.

5. Debt

During the third quarter of 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing our total committed unsecured lines of credit to $125 million. In addition, we have completed the extension of the maturity dates on all of our lines of credit until June of 2007. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

The Dalton, Georgia property, as mentioned above in Footnote 4, served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

6. Other Comprehensive Income - Derivative Financial Instruments

TWMB's interest rate swap agreement, which had been designated as a cash flow hedge expired during the third quarter of 2004 and therefore the fair value of the swap became zero resulting in a change in fair value of $20,000 for the quarter. During the first quarter of 2003 our interest rate swap, which had been designated as a cash flow hedge, expired and therefore the fair value of the swap became zero resulting in a change in fair value of $98,000. For the three and nine months ended September 30, 2004, the change in the fair value of the derivative instrument is recorded as $16,000 and $45,000, respectively, of other comprehensive income, net of minority interest of $4,000 and $37,000, respectively.

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,              September 30,
                                                        2004          2003         2004        2003
-------------------------------------------------------------- ------------ ------------ -----------
Net income (loss)                                   $ (2,015)      $ 3,520      $ 2,742     $ 8,018
-------------------------------------------------------------- ------------ ------------ -----------
Other comprehensive income:
     Change in fair value of our portion of
        TWMB cash flow hedge, net of minority
        interest of $4 and $7 and $37 and $5              16            24           45          16
     Change in fair value of cash flow hedge,
        net of minority interest of $24                  ---           ---          ---          74
-------------------------------------------------------------- ------------ ------------ -----------
         Other comprehensive income                       16            24           45          90
-------------------------------------------------------------- ------------ ------------ -----------
Total comprehensive income (loss)                   $ (1,999)      $ 3,544      $ 2,787     $ 8,108
-------------------------------------------------------------- ------------ ------------ -----------


7. Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (in thousands, except per share amounts):


                                                                  Three Months Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                    2004         2003        2004          2003
------------------------------------------------------------ ------------- ----------- ----------- -------------
Numerator:
   Income from continuing operations                              $  770       $3,140      $3,304        $7,488
   Less applicable preferred share dividends                         ---         ---         ---           (806)
------------------------------------------------------------ ------------- ----------- ----------- -------------
   Income from continuing operations available to
    common shareholders - basic and diluted                           770       3,140       3,304         6,682
   Discontinued operations                                         (2,785)        380        (562)          530
------------------------------------------------------------ ------------- ----------- ----------- -------------
   Net income (loss) available to common shareholders
   - basic and diluted                                            $(2,015)     $3,520      $2,742        $7,212
------------------------------------------------------------ ------------- ----------- ----------- -------------
Denominator:
   Basic weighted average common shares                            13,612      10,404      13,485         9,729
   Effect of outstanding share and unit options                        60         195          98           227
   Effect of unvested restricted share awards                          11         ---           9           ---
------------------------------------------------------------ ------------- ----------- ----------- -------------
   Diluted weighted average common shares                          13,683      10,599      13,592         9,956

Basic earnings per common share:
Income from continuing operations                                  $ .06       $ .30       $ .25         $ .69
Discontinued operations                                             (.21)        .04        (.05)          .05
------------------------------------------------------------ ------------- ----------- ----------- -------------
Net income (loss)                                                  $(.15)      $ .34       $ .20         $ .74

Diluted earnings per common share:
Income from continuing operations                                  $ .06       $ .30       $ .24         $ .67
Discontinued operations                                             (.21)        .03        (.04)          .05
------------------------------------------------------------ ------------- ----------- ----------- -------------
Net income (loss)                                                  $(.15)      $ .33       $ .20         $ .72
------------------------------------------------------------ ------------- ----------- ----------- -------------


The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. Options excluded totaled 299,200 for the three months ended September 30, 2004 and 171,496 for the nine months ended September 30, 2004. There were no options excluded from the computation for the three and nine months ended September 30, 2003. For the nine months ended September 30, 2003, the assumed conversion of preferred shares to common shares as of the beginning of the year would have been anti-dilutive. The assumed conversion of the partnership units held by the Operating Partnership's minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit is equivalent to earnings allocated to a common share.

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

9. Employee Benefit Plans

During the second quarter of 2004, the Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). The Incentive Award Plan was approved by a vote of shareholders at our Annual Shareholders' Meeting. The Board of Directors approved the grant of 106,125 restricted common shares to the independent directors and certain executive officers in April 2004. As a result of the granting of the restricted common shares, we recorded a charge to deferred compensation of $4.1 million in the shareholders' equity section of the consolidated balance sheet. During the second and third quarters, we recognized expense related to the amortization of the deferred compensation of approximately $1.1 million in accordance with the vesting schedule of the restricted shares.

10. Subsequent Events

On October 25, 2004, we repaid $47.5 million, 7.875% unsecured notes at maturity, using approximately $20.2 million in net proceeds from the sale of the three properties and four parcels of land during the first nine months of 2004, plus other funds available under our unsecured lines of credit.

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

The discussion of our results of operations reported in the unaudited consolidated statements of operations compares the three and nine months ended September 30, 2004 with the three and nine months ended September 30, 2003. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy which may occur subsequent to the original opening date.

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

At September 30, 2004, we had ownership interests in or management responsibilities for 37 centers in 23 states totaling 9.2 million square feet compared to 33 centers in 20 states totaling 6.3 million square feet at September 30, 2003. The activity in our portfolio of properties since September 30, 2003 is summarized below:



                                                                            No. of    GLA
                                                                           Centers   (000's)     States
--------------------------------------------------------------------------------- ------------ ----------
As of September 30, 2003                                                    33      6,258          20
     Acquisitions/Expansions:
         Myrtle Beach Hwy 17, South Carolina -                             ---         72          ---
              (unconsolidated joint venture)
         Charter Oak portfolio (consolidated joint venture)
              Rehoboth, Delaware                                             1        569           1
              Foley, Alabama                                                 1        536          ---
              Myrtle Beach Hwy 501, South Carolina                           1        427          ---
              Hilton Head, South Carolina                                    1        393          ---
              Park City, Utah                                                1        301           1
              Westbrook, Connecticut                                         1        291           1
              Lincoln City, Oregon                                           1        270           1
              Tuscola, Illinois                                              1        258           1
              Tilton, New Hampshire                                          1        228          ---
     Dispositions:
         Bourne, Massachusetts (managed)                                    (1)       (23)         (1)
         Casa Grande, Arizona (wholly-owned)                                (1)      (185)         (1)
         Clover, New Hampshire (wholly-owned)                               (1)       (11)         ---
         LLBean, New Hampshire (wholly-owned)                               (1)       (51)         ---
         Dalton, Georgia (wholly-owned)                                     (1)      (173)         ---
--------------------------------------------------------------------------------- ------------ -----------
As of September 30, 2004                                                    37      9,160          23
--------------------------------------------------------------------------------- ------------ -----------


A summary of the operating results for the three and nine months ended September 30, 2004 and 2003 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                             2004         2003         2004          2003
---------------------------------------------------------------------------------- ------------ ------------ -------------
GLA at end of period (000's)
     Wholly owned                                                           5,066        5,483        5,066         5,483
     Partially-owned (consolidated) (1)                                     3,271          ---        3,271           ---
     Partially owned (unconsolidated) (2)                                     391          318          391           318
     Managed                                                                  432          457          432           457
---------------------------------------------------------------------------------- ------------ ------------ -------------
Total GLA at end of period (000's)                                          9,160        6,258        9,160         6,258
---------------------------------------------------------------------------------- ------------ ------------ -------------
Weighted average GLA (000's) (3)                                            8,338        5,051        8,338         5,034
Occupancy percentage at end of period (1) (2)                                  96%          95%          96%           95%

   Per square foot for wholly owned and partially owned (consolidated) properties
Revenues
   Base rentals                                                             $3.95        $3.79       $11.56        $11.23
   Percentage rentals                                                         .15          .15          .35           .34
   Expense reimbursements                                                    1.56         1.59         4.55          4.78
   Other income                                                               .22          .20          .61           .49
---------------------------------------------------------------------------------- ------------ ------------ -------------
     Total revenues                                                          5.88         5.73        17.07         16.84
---------------------------------------------------------------------------------- ------------ ------------ -------------
Expenses
   Property operating                                                        1.79         1.89         5.17          5.66
   General and administrative                                                 .40          .49         1.17          1.46
   Depreciation and amortization                                             1.69         1.33         4.70          4.04
---------------------------------------------------------------------------------- ------------ ------------ -------------
     Total expenses                                                          3.88         3.71        11.04         11.16
---------------------------------------------------------------------------------- ------------ ------------ -------------
Operating income                                                             2.00         2.02         6.03          5.68
---------------------------------------------------------------------------------- ------------ ------------ -------------
   Interest expense                                                          1.07         1.27         3.20          3.91
---------------------------------------------------------------------------------- ------------ ------------ -------------
Income before equity in earnings of unconsolidated joint
ventures, minority interests and discontinued operations                     $.93         $.75        $2.83         $1.77
---------------------------------------------------------------------------------- ------------ ------------ -------------


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

The table set forth below summarizes certain information related to GLA and occupancy with respect to our existing centers in which we have an ownership interest as of September 30, 2004.


                                                        GLA              %
                            Location                  (sq. ft.)      Occupied
           ---------------------------------------- -------------- -----------
           Riverhead, NY (1)                           729,238          99
           Rehoboth, DE (1) (3)                        568,873          99
           Foley, AL (3)                               535,675          99
           San Marcos, TX                              442,486          97
           Myrtle Beach Hwy 501, SC (3)                427,388          96
           Sevierville, TN (1)                         419,023         100
           Hilton Head, SC (3)                         393,094          91
           Myrtle Beach Hwy 17, SC (1) (2)             390,547         100
           Commerce II, GA                             342,556          98
           Howell, MI                                  324,631         100
           Park City, UT (3)                           300,602          97
           Westbrook, CT (3)                           291,051          93
           Branson, MO                                 277,883         100
           Williamsburg, IA                            277,230          97
           Lincoln City, OR (3)                        270,280          95
           Tuscola, IL (3)                             256,514          76
           Lancaster, PA                               255,152          99
           Locust Grove, GA                            247,454          98
           Gonzales, LA                                245,199          97
           Tilton, NH (3)                              227,966          98
           Fort Meyers, FL                             198,789          87
           Commerce I, GA                              185,750          68
           Terrell, TX                                 177,490          97
           Seymour, IN                                 141,051          85
           North Branch, MN                            134,480         100
           West Branch, MI                             112,420         100
           Barstow, CA                                 108,950         100
           Blowing Rock, NC                            105,332         100
           Pigeon Forge, TN (1)                         94,694          96
           Nags Head, NC                                82,178         100
           Boaz, AL                                     79,575          95
           Kittery I, ME                                59,694         100
           Kittery II, ME                               24,619         100
           ---------------------------------------- -------------- -----------
                                                     8,727,864          96
           ======================================== ============== ===========

(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $34.0 million of construction loan debt as of September 30, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

     The table set forth below summarizes certain information related to GLA and debt with respect to our existing centers in which we have an ownership interest as of September 30, 2004.

                                                              Mortgage
                                                             Debt (000's)
                                                               as of
                                                   GLA        September   Interest    Maturity
         Location                              (sq. ft.)      30, 2004      Rate        Date
         ---------------------------- ------------------- -------------- ---------- ------------
         Lancaster, PA                           255,152       $13,903     9.770%    4/10/2005

         Commerce I, GA                          185,750         7,426     9.125%    9/10/2005

         Williamsburg, IA                        277,230
         San Marcos I, TX                        221,049
         West Branch, MI                         112,420
         Kittery I, ME                            59,694
         ---------------------------- ------------------- -------------- ---------- ------------
                                                 670,693        60,739     7.875%    4/01/2009

         San Marcos II, TX                       221,437        18,513     7.980%    4/01/2009

         Blowing Rock, NC                        105,332         9,405     8.860%    9/01/2010

         Nags Head, NC                            82,178         6,382     8.860%    9/01/2010

         Rehoboth  Beach, DE                     568,873
         Foley, AL                               535,675
         Myrtle Beach Hwy 501, SC                427,388
         Hilton Head, SC                         393,094
         Park City, UT                           300,602
         Westbrook, CT                           291,051
         Lincoln City, OR                        270,280
         Tuscola, IL                             256,514
         Tilton, NH                              227,966
         ---------------------------- ------------------- -------------- ---------- ------------
                                               3,271,443        184,139    6.590%    7/10/2008
         Debt premium                                             9,976
         ------------------------------------------------ -------------- ---------- ------------
         Totals                                4,791,985       $310,483
         ======================== ======================= ============== ========== ============


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Base rentals increased $13.8 million, or 72%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.16 per square foot from $3.79 per square foot in the 2003 period to $3.95 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at September 30, 2004 increased 1% from 95% to 96% compared to September 30, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded an increase of $277,000 to rental income for net amortization of market leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. For the period from September 30, 2003 to September 30, 2004, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $515,000 or 67%, and on a weighted average GLA basis, remained at $.15 per square foot in the 2004 and 2003 periods. The dollar increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2004 were $309 per square foot. This represents a 4% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 84% in the 2004 and 2003 periods, respectively. The increase in this percentage is due to higher reimbursement rates at the COROC portfolio.

Other income increased $776,000, or 75%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.02 per square foot from $.20 to $.22. Other income in the 2004 period includes a gain from the sale of one outparcel of land of $172,000 compared to no outparcel sales in the 2003 period. The remaining increase is primarily attributable to the COROC portfolio acquisition and increases in vending and management income.

Property operating expenses increased by $5.4 million, or 57%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.10 per square foot from $1.89 to $1.79. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average for the third quarter.

General and administrative expenses increased $857,000, or 34%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 9% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $.49 per square foot in the 2003 period to $.40 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $1.33 per square foot in the 2003 period to $1.69 per square foot in the 2004 period due to certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") which were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Interest expense increased $2.5 million, or 39%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Equity in earnings from unconsolidated joint ventures increased $92,000, or 34%, in the 2004 period compared to the 2003 period due to the TWMB Associates, LLC ("TWMB"), outlet center in Myrtle Beach, South Carolina having approximately 72,000 more square feet of GLA open in the 2004 period versus the 2003 period. TWMB is an unconsolidated joint venture in which we have a 50% ownership interest.

Consolidated joint venture minority interest amounted to $7.2 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations resulted in a net loss of $2.8 million in 2004 due mainly to the sale of the Dalton, Georgia property at a loss on sale of real estate of approximately $3.5 million.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Base rentals increased $39.8 million, or 70%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.33 per square foot from $11.23 per square foot in the 2003 period to $11.56 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at September 30, 2004 increased 1% from 95% to 96% compared to September 30, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded an increase of $647,000 to rental income for net amortization of market leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income and funds from operations positively or negatively. For the period from September 30, 2003 to September 30, 2004, none of our centers experienced a negative occupancy trend of more than 10%.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.2 million or 72%, and on a weighted average GLA basis, increased $.01 per square foot in the 2004 period to $.35 compared to $.34 in the 2003 period. The increase was partially the result of the COROC portfolio acquisition as well as an increase in tenant sales during the last twelve months. Reported same-space sales per square foot for the rolling twelve months ended September 30, 2004 were $309 per square foot. This represents a 4% increase compared to the same period in 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 85% in the 2004 and 2003 periods, respectively. The increase in this percentage is due to higher reimbursement rates at the COROC properties.

Other income increased $2.6 million, or 104%, in the 2004 period compared to the 2003 period and on a weighted average GLA basis, increased $.12 per square foot from $.49 to $.61. Other income in the 2004 period includes gains from the sales of four outparcels of land of $1.4 million. In the 2003 period there were no sales of outparcels of land. The remaining increase is primarily attributable to the COROC portfolio acquisition and increases in vending and management income.

Property operating expenses increased by $14.6 million, or 51%, in the 2004 period as compared to the 2003 period and, on a weighted average GLA basis, decreased $.49 per square foot from $5.66 to $5.17. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average for the first nine months of 2004.

General and administrative expenses increased $2.4 million, or 32%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 9% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $1.46 per square foot in the 2003 period to $1.17 per square foot in the 2004 period.

Depreciation and amortization per weighted average GLA increased from $4.04 per square foot in the 2003 period to $4.70 per square foot in the 2004 period due to certain assets in the acquisition of the COROC portfolio in December 2003 accounted for under SFAS 141 "Business Combinations" ("FAS 141") which were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Interest expense increased $7.0 million, or 35%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio.

Equity in earnings from unconsolidated joint ventures increased $160,000, or 25%, in the 2004 period compared to the 2003 period due to the TWMB having approximately 72,000 more square feet of GLA open in the 2004 period versus the 2003 period.

Consolidated joint venture minority interest amounted to $20.4 million due to the allocation of earnings to our joint venture partner with whom we own the COROC portfolio. The COROC portfolio was acquired in late December 2003. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Discontinued operations resulted in a loss of approximately $562,000 due mainly to the loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million offset by the gain on sale of the Clover and LLBean, New Hampshire properties of approximately $2.1 million in the 2004 period. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center which was sold at a loss of approximately $735,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $61.2 million and $32.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operating activities is due primarily to the incremental income from the COROC acquisition in December 2003. Net cash provided by (used in) investing activities was $10.4 million and ($7.6) million during the first nine months of 2004 and 2003, respectively. The increase of $18.0 million in cash provided by investing activities is primarily due to the proceeds received from sales of real estate totaling $20.3 million. Net cash used in financing activities was $54.3 million and $26.0 million during the first nine months of 2004 and 2003, respectively. Cash used for financing activities was higher in 2004 due primarily to increased dividends in 2004 compared to 2003, debt repayments and distributions paid to the minority interest partner in our consolidated joint venture offset by proceeds from the sale of common shares.

Our consolidated cash balance increased $26.9 million from September 30, 2003 to September 30, 2004 due primarily to: cash held in reserve at our consolidated joint venture, COROC; proceeds from the sales of our North Conway, New Hampshire properties and Dalton, Georgia property; and the sale of four outparcels of undeveloped land during the first nine months of 2004; the proceeds from which were used to help fund our repayment of the $47.5 million of bond debt which matured in October 2004.

Development and Dispositions

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

Property Dispositions

In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million which is included in discontinued operations for the three and nine months ended September 30, 2004

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million which is included in discontinued operations for the three and nine months ended September 30, 2004.

Outparcels

During the first nine months of 2004 we sold four outparcels of undeveloped land at our Branson, Missouri; Westbrook, Connecticut; Gonzales, Louisiana; and West Branch, Michigan centers respectively. Net proceeds received were approximately $2.7 million and a gain of approximately $1.4 million was recorded in other income .

Joint Ventures

TWMB Associates, LLC

TWMB, an unconsolidated joint venture in which we have a 50% ownership interest, consists of one center located in Myrtle Beach, South Carolina. We provide operating, management, leasing and marketing services to the property for a fee. During the second quarter, TWMB completed the construction of a 78,000 square foot third-phase expansion of the Myrtle Beach center at an approximate cost of $9.7 million. As of September 30, 2004, 66,000 square feet were open with the remainder of the stores scheduled to open during the fourth quarter of 2004. The completion of this expansion brings the total GLA of the center to approximately 402,000 square feet. In conjunction with the construction of the center, TWMB maintains a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and SouthTrust Bank due in September 2005. As of September 30, 2004, the construction loan had a balance of $34.0 million.

Deer Park Enterprise, LLC

Deer Park Enterprise, LLC ("Deer Park") is an unconsolidated joint venture agreement in which we have a one-third ownership interest entered into by us in September 2003 with two other members for the purpose of, but not limited to, developing a site located in Deer Park, New York. We currently expect the center to be approximately 790,000 square feet upon total buildout. We expect the site will contain both outlet and big box retail tenants with the initial phase scheduled for delivery in 2007.

COROC Holdings, LLC

COROC is a consolidated joint venture in which we own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC owns the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. The joint venture has approximately $184.1 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008.

There are buy/sell agreements in each of the three above mention joint ventures that can be triggered under certain circumstances. Should any of these events occur, there could be a material impact on our financial position.

Financing Arrangements

At September 30, 2004, approximately 39% of our outstanding long-term debt represented unsecured borrowings and approximately 42% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended September 30, 2004 was 7.61%.

The Dalton, Georgia property as mentioned above in "Property Dispositions" served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During the third quarter of 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit until June of 2007. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2004.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. Prior to the common share offerings in 2002, 2003 and 2004, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity or any combination thereof. We intend to restock this shelf up to its $400 million level during 2005. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria and disposing of outparcels on existing properties.

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

On October 14, 2004, our Board of Directors declared a $.6250 cash dividend per common share payable on November 15, 2004 to each shareholder of record on October 29, 2004, and caused a $.6250 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest.

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

FFO has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

|X| FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

|X| FFO does not reflect changes in, or cash requirements for, our working capital needs;

|X| Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

|X| FFO may reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and

|X| Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.


Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the statements of cash flow included in our consolidated financial statements.

Below is a calculation of FFO for the three and nine months ended September 30, 2004 and 2003 and other data for those respective periods (in thousands):

                                                                                   Three Months Ended         Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                    2004     2003             2004          2003
  ---------------------------------------------------------------------- ---------------- ------------ ------------ -------------
  Funds from Operations:
     Net income (loss)                                                          $(2,015)      $ 3,520      $ 2,742       $ 8,018
     Adjusted for:
        Minority interest in operating partnership                                   175          916          743         2,054
        Minority interest adjustment - consolidated joint venture                    314          ---           18           ---
        Minority interest, depreciation and amortization
           attributable to discontinued operations                                  (518)         461          433         1,356
        Depreciation and amortization uniquely significant to real estate -
         wholly owned                                                             13,986        6,670       38,985        20,150
        Depreciation and amortization uniquely significant to real estate -
         unconsolidated joint venture                                                351          287          955           808
        Loss on sale of real estate                                                3,544          ---        1,460           735
  ---------------------------------------------------------------------- ---------------- ------------ ------------ -------------
           Funds from operations                                                 $15,837     $ 11,854     $ 45,336      $ 33,121
  ---------------------------------------------------------------------- ---------------- ------------ ------------ -------------

  Weighted average shares outstanding (1)                                         16,716       13,632       16,625        13,424
  ---------------------------------------------------------------------- ---------------- ------------ ------------ -------------

(1) Assumes the partnership units of the Operating Partnership held by the minority interest in the Operating Partnership, share and unit options and unvested restricted share awards are converted to common shares of the Company.

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

During 2004, we have approximately 1,790,000 square feet of our portfolio coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2004, we have renewed approximately 1,452,000 square feet, or 81% of the square feet scheduled to expire in 2004. The existing tenants have renewed at an average base rental rate approximately 6% higher than the expiring rate. We also re-tenanted approximately 420,000 square feet of vacant space during the first nine months of 2004 at a 4% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 6.8% of our combined base and percentage rental revenues for the three months ended September 30, 2004. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of September 30, 2004 and 2003, our centers were 96% and 95% occupied, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Sales at our outlet centers along the east coast and the Gulf of Mexico were adversely affected by the hurricanes in September of 2004. Fortunately, the structural damage caused by the hurricanes was minimal and our property insurance will cover the vast majority of the repair work that is being completed as well as lost revenues during the days the centers were closed. Customer traffic at these centers, particularly our center in Foley, Alabama, however continues to be down significantly. We do not expect this to have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. During August 2004, TWMB had an interest rate swap agreement with a notional amount of $19 million expire. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%. As of September 30, 2004, we had no interest rate swap agreements.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at September 30, 2004 was $536.9 million and its recorded value was $511.5 million. A 1% increase in prevailing interest rates at September 30, 2004 would decrease the fair value of our total long-term debt by approximately $8.2 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4. Controls and Procedures

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello, Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on September 30, 2004 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Amended and Restated Employment Agreement for Stanley K. Tanger as of January 1, 2004. (Note 1)

10.2 Amended and Restated Employment Agreement for Steven B. Tanger as of January 1, 2004. (Note 1)

10.3 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr. as of January 1, 2004. (Note 1)

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

Notes to Exhibits:

1. Incorporated by reference to the exhibits to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2004.

          (b) Reports on Form 8-K

          We filed the following reports on Form 8-K during the three months ended September 30, 2004:

          Current Report on Form 8-K dated July 27, 2004 to furnish the June 30, 2004 Supplemental Operating and Financial Data

          Current Report on Form 8-K dated August 23, 2004 to announce the addition of Allan L. Schuman as a member of the Company's Board of Directors

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


                        TANGER FACTORY OUTLET CENTERS, INC.




                         By:   /s/ Frank C. Marchisello Jr.
                               ----------------------------
                               Frank C. Marchisello, Jr.
                               Executive Vice President, Chief Financial Officer


DATE: November 8, 2004

                                  Exhibit Index


Exhibit No.                        Description
--------------------------------------------------------------------------------

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