Form 10-K
period 2004-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2005-03-16
CIK 899715

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
Yes X No
            -    -

The aggregate market value of voting shares held by non-affiliates of the Registrant was approximately $568,705,090 based on the closing price on the New York Stock Exchange for such stock on February 18, 2005.

The number of Common Shares of the Registrant outstanding as of February 1, 2005 was 27,443,016.

                       Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 2005.

PART I

Item 1.   Business

The Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. Since entering the factory outlet center business 24 years ago, we have become one of the largest owners and operators of factory outlet centers in the United States. As of December 31, 2004, we owned interests in 33 centers, with a total gross leasable area, or ("GLA"), of approximately 8.7 million square feet, which were 97% occupied. In addition as of December 31, 2004, we managed for a fee three centers, with a total GLA of approximately 105,000 square feet, bringing the total number of centers we operated to 36 with a total GLA of approximately 8.8 million square feet containing over 1,900 stores and representing over 400 store brands.

Our factory outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of December 31, 2004, our wholly-owned subsidiaries owned 13,721,508 Units and TFLP owned the remaining 3,033,305 Units. TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a two-for-one basis for our common shares. See "Business-The Operating Partnership". As of February 18, 2005, our management beneficially owns approximately 20% of all outstanding common shares (assuming TFLP's Units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership Unit options).

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

Recent Developments

Our Board of Directors declared a 2 for 1 split of the Company's common shares on November 29, 2004, effected in the form of a share dividend, payable on December 28, 2004. All references to the number of shares outstanding, per share amounts and share option data of our common shares have been restated to reflect the effect of the split for all periods presented.

The most significant event of 2004 was the integration of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet which was acquired in December 2003. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee.

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our equity in the joint venture with proceeds from the issuance of 4.6 million common shares in December 2003 at $20.25 per share. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

Our 50% ownership, unconsolidated joint venture, TWMB Associates, LLC ("TWMB"), completed a 78,000 square foot expansion at its center located in Myrtle Beach, South Carolina. Stores located in the expansion include Banana Republic, GAP, Calvin Klein, Anne Taylor, Puma, Guess and Jones, NY and others.

We also were successful in divesting of three non-core assets, including our two small properties, located in North Conway, New Hampshire and a property in Dalton, Georgia. We also sold five land parcels located throughout four outlet centers during the year. Net proceeds from these transactions totaled $20.4 million.

We continue our pre-development and leasing of four previously announced sites located in Pittsburgh, Pennsylvania; Deer Park, New York; Charleston, South Carolina; and Wisconsin Dells, Wisconsin, with expected deliveries during 2006 and 2007.

At December 31, 2004, we had ownership interests in or management responsibilities for 36 centers in 23 states totaling 8.8 million square feet of operating GLA compared to 40 centers in 23 states totaling 9.3 million square feet of operating GLA as of December 31, 2003. The decrease is due to the following events:



                                                       No.of     GLA
                                                      Centers  (000's)   States
------------------------------------------------------------- --------- --------
As of December 31, 2003                                   40     9,330     23
------------------------------------------------------------- --------- --------
   New development expansion:
       Myrtle Beach Hwy 17, South Carolina -
            (unconsolidated joint venture)                ---       78    ---
   Dispositions:
       North Conway, New Hampshire (wholly-owned)         (2)      (62)   ---
       Dalton, Georgia (wholly-owned)                     (1)     (173)   ---
       Vero Beach, Florida (managed)                      (1)     (329)   ---
------------------------------------------------------------- ---------- -------
As of December 31, 2004                                   36     8,844     23
------------------------------------------------------------- ---------- -------

During 2004, we continued to utilize multiple sources of capital. We completed the following liquidity transactions during the year:

o In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment.

o In September 2004, we obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

o Also in September 2004, we obtained the release of the Dalton, Georgia property mentioned above which served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

o In October 2004, we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit.

o During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007.

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

We believe that factory outlet centers continue to present attractive opportunities for capital investment, particularly with respect to strategic re-merchandising plans and expansions of existing centers. We believe that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. We further believe, based upon our contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly in markets where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers.

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

Our factory outlet centers range in size from 24,619 to 729,238 square feet of GLA and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Our centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2005, we had a diverse tenant base comprised of over 400 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Coach Leatherware and Brooks Brothers. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2004, 2003 and 2002. As of February 1, 2005, our largest tenant, including all of its store concepts, accounted for approximately 6.7% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 89% of our total revenues in 2004. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 11% of 2004 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

Since entering the factory outlet business 24 years ago, we have become one of the largest owner operators of factory outlet centers in the country. As of December 31, 2004, we owned interests in 33 shopping centers, with a total GLA of approximately 8.7 million square feet, which were 97% occupied. In addition as of December 31, 2004, we managed for a fee three shopping centers, with a total GLA of approximately 105,000 square feet, bringing the total number of centers we operated to 36 with a total GLA of approximately 8.8 million square feet containing over 1,900 stores and representing over 400 store brands.

Business, Growth and Operating Strategy

BUSINESS STRATEGY

We maintain strong tenant relationships with high volume manufacturers and retailers that have a selective presence in the outlet industry, such as GAP, Tommy Hilfiger, Polo Ralph Lauren, Nautica, Coach Leatherware, Brooks Brothers and Nike. These relationships help solidify our position in the manufacturer outlet business.

As of December 31, 2004, our portfolio of properties was 97% occupied with average tenant sales of $310 per square foot. Our properties have had an occupancy rate on December 31st of 95% or greater for the last 24 years. The ability to achieve such a goal is a testament to the relationships and quality of our centers.

We are a very experienced company within the outlet industry with over 24 years of experience in the sector and over 10 years as a public company. We have a seasoned team of real estate professionals averaging over 21 years in the outlet industry. We believe our competitive advantage in the manufacturers' outlet business is a result of our experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers.

GROWTH STRATEGY

We seek growth through increasing rents in our existing centers; developing new centers and expanding existing centers; and acquiring centers.

Increasing Rents at Existing Centers
Our leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square-foot; re-tenanting space occupied by under performing tenants and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers
We believe that there continues to be significant opportunities to develop manufacturers' outlet centers across the United States of America. We intend to undertake such development selectively, and believe that we will have a competitive advantage in doing so as a result of our development expertise, tenant relationships and access to capital. We expect that the development of new centers and the expansion of existing centers will continue to be a substantial part of our growth strategy. We believe that our development experience and strong tenant relationships enable us to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

We typically seek opportunities to develop or acquire new centers in locations that have at least 1 million people residing within an hour's drive, an average household income within a 30-mile radius of at least $50,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 45,000 cars per day. We also seek to enhance our customer base by developing centers near or at established tourist destinations with at least 5 million annual visitors. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA.

We generally pre-lease at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken us nine to twelve months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between six to nine months.

Acquiring Centers
We may selectively acquire individual properties or portfolios of properties that meet our strategic investment criteria as suitable opportunities arise. We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and management experience will allow us to evaluate and execute our acquisition strategy successfully.
Furthermore, we believe that we will be able to enhance the operation of acquired properties as a result of our strong tenant relationships as has been the result in 2004 with the Charter Oak property portfolio. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in a positive return on investment to us.

OPERATING STRATEGY

Our primary business objective is to enhance the value of our properties and operations by increasing cash flow. We plan to achieve this objective through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing
We pursue an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men's, women's and children's ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. We continually monitor tenant mix, store size, store location and sales performance, and work with tenants to improve each center through re-sizing, re-location and joint promotion.

Marketing
We develop branded property-specific marketing plans annually to deliver the message of superior outlet brand name assortment, selection and savings. We closely examine our plans each year to ensure we are hitting the right markets and shoppers with the right message to drive traffic to our centers nationwide. Our plans include strategic advertising, enticing promotions, incentives and events to targeted audiences for meaningful and measurable results. Customer satisfaction and retention are always a high priority. The majority of consumer-marketing expenses incurred by the Company are reimbursable by tenants.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. Prior to the 2002, 2003 and 2004 common share offerings, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity or any combination thereof. In September 2002, we completed a public offering of 2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as selling outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $125 million at December 31, 2004, an increase of $25 million in capacity from December 31, 2003. During 2004, we extended the maturity of all lines of credit to June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

The Operating Partnership

Our  centers  and  other  assets  are held  by,  and all of our  operations  are conducted by, the Operating Partnership. As of December 31, 2004, our wholly-owned subsidiaries owned 13,721,508 Units and TFLP owned the remaining 3,033,305 Units. The Operating Partnership and TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a two-for-one basis for our common shares.

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

We compete favorably with two large national owners of factory outlet centers and numerous small owners. During the last several years, the factory outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national factory outlet operators. Since 1997 the number of factory outlet centers in the United States has decreased while the average size factory outlet center has increased. During this period of consolidation, the high barriers to entry in the factory outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new factory outlet centers. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business and improve our market position.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 31 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2005, we had 188 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 31 business offices. At that date, we also employed 219 part-time employees at various locations.

Item 2.   Properties

As of February 1, 2005, our portfolio consisted of 36 centers totaling 8.8 million square feet of GLA located in 23 states. We owned interests in 33 centers with a total GLA of approximately 8.7 million square feet and managed for a fee three centers with a total GLA of approximately 105,000 square feet. Our centers range in size from 24,619 to 729,238 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the shops from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York and Rehoboth Beach, Delaware centers are the only properties that represented more than 10% of our 2004 annual consolidated gross revenues (Riverhead) or more than 10% of our consolidated total assests (Rehoboth Beach) as of December 31, 2004. See "Business and Properties - Significant Properties".

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 33 centers that we have ownership interests in, we own the land underlying 28 and have ground leases on five. The land on which the Pigeon Forge and Sevierville centers are located are subject to long-term ground leases expiring in 2086 and 2046, respectively. The land parcel on which the original Riverhead Center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each. Terms on the Riverhead Center ground lease are renewed automatically unless we give notice otherwise. The land parcel on which the Riverhead Center expansion is located, containing approximately 43 acres, is owned by us. The land parcel on which the Myrtle Beach center is located, is also subject to a ground lease with an initial term expiring in 2026, with renewal at TWMB's option for up to seven additional terms of ten years each. The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

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

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2005.

Location of Centers (as of February 1, 2005)

                            Number of          GLA            %
State                        Centers         (sq. ft.)      of GLA
-------------------------- ------------- -------------- ---------------
South Carolina (1)(2)           3            1,222,474       14
Georgia                         3              775,760        9
New York                        1              729,238        8
Texas                           2              619,976        7
Alabama (2)                     2              615,126        7
Delaware (2)                    1              568,873        7
Tennessee                       2              513,732        6
Michigan                        2              437,051        5
Utah (2)                        1              300,602        3
Connecticut (2)                 1              291,051        3
Missouri                        1              277,883        3
Iowa                            1              277,230        3
Oregon (2)                      1              270,280        3
Illinois (2)                    1              256,514        3
Pennsylvania                    1              255,152        3
Louisiana                       1              245,199        3
New Hampshire (2)               1              227,998        3
Florida                         1              198,924        2
North Carolina                  2              187,510        2
Indiana                         1              141,051        2
Minnesota                       1              134,480        2
California                      1              108,950        1
Maine                           2               84,313        1
-------------------------- ------------- -------------- ---------------
   Total                       33            8,739,367      100
========================== ============= ============== ===============
(1) Includes one center in Myrtle Beach, SC of which we own a 50% interest through a joint venture arrangement.
(2) Includes centers from the Charter Oak portfolio acquired on December 19, 2003 of which we own a one-third interest through a joint venture arrangement.

The table set forth below summarizes certain information with respect to our existing centers, excluding centers we manage but in which we have no ownership interests, as of February 1, 2005. Except as noted, all properties are fee owned.

                                                 GLA               %
                 Location                     (sq. ft.)         Occupied
-------------------------------------------- ----------- ----- -----------
Riverhead, NY (1)                               729,238             98
Rehoboth, DE (1) (3)                            568,873             99
Foley, AL (3)                                   535,551             96
San Marcos, TX                                  442,486             99
Myrtle Beach 501, SC (3)                        427,388             91
Sevierville, TN (1)                             419,038             99
Myrtle Beach 17, SC (1) (2)                     401,992             99
Hilton Head, SC (3)                             393,094             90
Commerce II, GA                                 342,556             98
Howell, MI                                      324,631             98
Park City, UT (3)                               300,602             94
Westbrook, CT (3)                               291,051             91
Branson, MO                                     277,883            100
Williamsburg, IA                                277,230             99
Lincoln City, OR (3)                            270,280             95
Tuscola, IL (3)                                 256,514             78
Lancaster, PA                                   255,152             98
Locust Grove, GA                                247,454             98
Gonzales, LA                                    245,199             98
Tilton, NH (3)                                  227,998             97
Fort Meyers, FL                                 198,924             93
Commerce I, GA                                  185,750             79
Terrell, TX                                     177,490             97
Seymour, IN                                     141,051             82
North Branch, MN                                134,480            100
West Branch, MI                                 112,420             98
Barstow, CA                                     108,950            100
Blowing Rock, NC                                105,332            100
Pigeon Forge, TN (1)                             94,694             96
Nags Head, NC                                    82,178            100
Boaz, AL                                         79,575             95
Kittery I, ME                                    59,694            100
Kittery II, ME                                   24,619            100
------------------------------------------- ------------ ----- --------
                                              8,739,367             96
=========================================== ============ ===== ========
(1)  These properties or a portion thereof are subject to a ground lease.
(2) Represents property that is currently held through an unconsolidated joint venture in which we own a 50% interest. The joint venture had $35.1 million of construction loan debt as of December 31, 2004.
(3) Represents properties that are currently held through a consolidated joint venture in which we own a one-third interest.

The table set forth below summarizes certain information related to GLA and debt with respect to our existing centers in which we consolidate for financial reporting purposes as of December 31, 2004.

                                               Mortgage
                                              Debt (000's)
                                                as of
                                      GLA      December    Interest    Maturity
      Location                     (sq. ft.)   31, 2004      Rate        Date
      -------------------------------------- ------------ ---------- -----------
      Lancaster, PA                 255,152      $13,807     9.770%    4/10/2005

      Commerce I, GA                185,750        7,291     9.125%    9/10/2005

      Williamsburg, IA              277,230
      San Marcos I, TX              221,049
      West Branch, MI               112,420
      Kittery I, ME                  59,694
      -------------------------------------- ------------ ---------- -----------
                                    670,393       60,408     7.875%    4/01/2009

      San Marcos II, TX             221,437       18,433     7.980%    4/01/2009

      Blowing Rock, NC              105,332        9,366     8.860%    9/01/2010

      Nags Head, NC                  82,178        6,356     8.860%    9/01/2010

      Rehoboth  Beach, DE           568,873
      Foley, AL                     535,675
      Myrtle Beach Hwy 501, SC      427,388
      Hilton Head, SC               393,094
      Park City, UT                 300,602
      Westbrook, CT                 291,051
      Lincoln City, OR              270,280
      Tuscola, IL                   256,514
      Tilton, NH                    227,998
      -------------------------------------- ------------ ---------- -----------
                                  3,271,475      183,335     6.590%    7/10/2008
      Debt premium                                9,346
      -------------------------------------- ------------ ---------- -----------
      Totals                      4,791,717     $308,342
      ====================================== ============ ========== ===========

Lease Expirations

The following table sets forth, as of February 1, 2005, scheduled lease expirations, assuming none of the tenants exercise renewal options for our existing centers, excluding centers we manage but in which we have no ownership interests. Most leases are renewable for five year terms at the tenant's option.

                                                                                          % of Gross
                                                                                          Annualized
                                                           Average                         Base Rent
                           No. of         Approx.         Annualized                     Represented
                           Leases          GLA             Base Rent     Annualized       by Expiring
         Year             Expiring(1)    (sq. ft.) (1)    per sq. ft.    Base Rent(2)       Leases
------------------------ -------------- ----------------- ------------- ---------------- --------------
         2005               268           1,119,000 (3)    $ 14.17      $15,858,000           13
         2006               402           1,665,000          15.22       25,348,000           21
         2007               358           1,539,000          15.16       23,333,000           19
         2008               275           1,212,000          16.26       19,713,000           16
         2009               271           1,177,000          15.24       17,938,000           15
         2010               129             540,000          16.97        9,161,000            8
         2011                34             248,000          14.03        3,479,000            3
         2012                27             217,000          12.50        2,712,000            2
         2013                16              82,000          18.66        1,530,000            1
         2014                13              57,000          15.77          899,000            1
   2015 & thereafter         19              94,000          13.57        1,276,000            1
--------------------------------------- ------------------ ---------- ------------------- ---------------
         Total            1,812           7,950,000        $ 15.25    $ 121,247,000          100
======================== ============== ================== ========== =================== ===============

(1) Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 789,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.
(3) As of February 1, 2005, approximately 689,000 square feet of the 1,891,000 square feet scheduled to expire in 2005 had already renewed.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.


                                                          Renewed by Existing             Re-leased to
                            Total Expiring                     Tenants                    New Tenants
                    ----------------------------     ----------------------------  ----------------------------
                                      % of                                % of                       % of
                                   Total Center           GLA           Expiring       GLA          Expiring
     Year           (sq. ft.)          GLA             (sq. ft.)          GLA        (sq. ft.)        GLA
-------------    -------------    --------------     -------------    -----------   ------------  ------------
     2004           1,790,000          20              1,571,000           88          94,000           5
     2003           1,070,000          12                854,000           80          49,000           5
     2002             935,000          16                819,000           88          56,000           6
     2001             684,000          13                560,000           82          55,000           8
     2000             690,000          13                520,000           75          68,000          10

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years for our existing centers, excluding centers we manage but in which we have no ownership interests.


                           Renewals of Existing Leases                                   Stores Re-leased to New Tenants (1)
              -------------------------------------------------------    ------------------------------------------------------
                                                                                            Average Annualized Base Rents
                                  Average Annualized Base Rents
                                         ($ per sq. ft.)                                           ($ per sq. ft.)
                              ---------------------------------------                  ----------------------------------------

                    GLA                                      %             GLA                                         %
   Year           (sq. ft.)     Expiring          New      Increase       (sq. ft.)     Expiring           New        Increase
---------     ------------    -----------     --------     ----------    ----------    -----------      ---------   -----------
    2004        1,571,000        $13.63         $14.40         6           427,000        $16.43         $17.27        5
    2003          854,000        $13.29         $13.32        --           272,000        $16.47         $17.13        4
    2002          819,000        $14.86         $15.02         1           229,000        $15.14         $15.74        4
    2001          560,000         14.08          14.89         6           269,000         14.90          16.43        10
    2000          520,000         13.66          14.18         4           303,000         14.68          15.64        7

(1) The square footage released to new tenants for 2004, 2003, 2002, 2001 and 2000 contains 94,000, 49,000, 56,000, 55,000 and 68,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

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


                                                Occupancy Costs as a
                           Year                   % of Tenant Sales
               ------------------------------ --------------------------
                           2004                           7.3
                           2003                           7.4
                           2002                           7.2
                           2001                           7.1
                           2000                           7.4

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of February 1, 2005 for our existing centers, excluding centers we manage but in which we have no ownership interests.

                                                           Number          GLA            % of Total
Tenant                                                   of Stores      (sq. ft.)            GLA
------------------------------------------------------- ------------- ------------- ---------------------
The Gap, Inc.:
     GAP                                                     26          233,890           2.7
     Old Navy                                                16          231,801           2.7
     Banana Republic                                         14          112,092           1.3
     Baby Gap                                                 1            3,885           ---
     Gap Kids                                                 1            3,142           ---
                                                        -------- ---------------- -----------------------
                                                             58          584,810           6.7
Phillips-Van Heusen Corporation:
     Bass Shoe                                               29          191,873           2.2
     Van Heusen                                              28          121,247           1.4
     Geoffrey Beene Co. Store                                16           61,140           0.7
     Calvin Klein, Inc.                                       8           44,692           0.5
     Izod                                                    14           36,180           0.4
                                                        -------- ---------------- -----------------------
                                                             95          455,132           5.2
Liz Claiborne:
     Liz Claiborne                                           28          316,014           3.6
     Liz Claiborne Women                                      7           24,284           0.3
     Dana Buchman                                             3            6,975           0.1
     Ellen Tracy                                              2            6,656           0.1
     DKNY Jeans                                               3            5,820           0.1
     Special Brands By Liz Claiborne                          1            3,780           ---
     Claiborne Mens                                           1            3,100           ---
                                                        -------- ---------------- -----------------------
                                                             45          366,629           4.2
VF Factory Outlet:
        VF Factory Outlet, Inc                                7          184,122           2.1
        Nautica Factory Stores                               22           97,686           1.1
     Vans                                                     4            9,415           0.1
        Nautica Kids                                          2            5,841           0.1
                                                        -------- ---------------- -----------------------
                                                             35          297,064           3.4
Reebok International, Ltd.:
     Reebok                                                  26          224,852           2.6
     Rockport                                                 4           11,900           0.1
     Greg Norman                                              1            3,000           ---
                                                        -------- ---------------- -----------------------
                                                              31         239,752           2.7

Dress Barn Inc.                                              30          220,119           2.5

Retail Brand Alliance, Inc.:
     Casual Corner                                           16          119,197           1.4
     Brooks Brothers                                         11           66,840           0.8
     Petite Sophisticate                                      4           11,488           0.1
     Casual Corner Woman                                      4           10,500           0.1
     Adrienne Vitadini                                        2            9,494           0.1
                                                        -------- ---------------- -----------------------
                                                             37          217,519           2.5

Polo Ralph Lauren:
     Polo Ralph Lauren                                       21          183,569           2.1
     Polo Jeans Outlet                                        3           11,500           0.1
                                                        -------- ---------------- -----------------------
                                                             24          195,069           2.2
Jones Retail Corporation:
     Jones NY                                                17           58,511           0.7
     Nine West                                               21           53,477           0.6
     Easy Spirit                                             14           39,896           0.5
     Kasper                                                  11           28,238           0.3
     Anne Klein                                               2            4,855           0.1
                                                        -------- ---------------- -----------------------
                                                             65          184,977           2.2
Brown Group Retail, Inc:
     Factory Brand Shoe                                      23          133,824           1.5
     Naturalizer                                             15           39,856           0.5
                                                        -------- ---------------- -----------------------
                                                             38          173,680           2.0

------------------------------------------------------- -------- ---------------- -----------------------
Total of all tenants listed in table                        458        2,934,751          33.6
======================================================= ======== ================ =======================

Significant Properties

The centers in Riverhead, New York and Rehoboth Beach, Delaware are our only centers that comprise more than 10% of our consolidated total gross revenues for the year ended December 31, 2004 (Riverhead) or more than 10% of our consolidated total assests as of December 31, 2004 (Rehoboth Beach). The Riverhead center represented 13% of our consolidated gross revenue for the year ended December 31, 2004. The Riverhead center was originally constructed in 1994 and now totals 729,238 square feet. The Rehoboth Beach center represents 12% of our consolidated total assests as of December 31, 2004. The Rehoboth Beach center was acquired in December 2003 as a part of the COROC portfolio and totals 568,873 square feet.

Tenants at the Riverhead center principally conduct retail sales operations. The occupancy rate as of the end of 2004, 2003 and 2002 was 99%, 100% and 100%, respectively. Average annualized base rental rates during 2004, 2003 and 2002 were $21.39, $20.90 and $19.71 per weighted average GLA, respectively.

Tenants at the Rehoboth Beach center also principally conduct retail sales operations. The occupancy rate as of the end of 2004 was 99%. Average annualized base rental rates during 2004 were $19.56 per weighted average GLA.

Depreciation on the centers is recognized on a straight-line basis over 33.33 years, resulting in depreciation rate of 3% per year. At December 31, 2004, the net federal tax basis of the Riverhead and Rehoboth Beach centers was approximately $76.1 and $109.1 million, respectively. Real estate taxes assessed on Riverhead during 2004 amounted to $3.8 million. Real estate taxes for 2005 are estimated to be approximately $3.9 million. Real estate taxes assessed on Rehoboth Beach during 2004 amounted to approximately $185,000. Real estate taxes for 2005 are estimated to be approximately $195,000.

The following table sets forth, as of February 1, 2005, scheduled lease expirations at the Riverhead and Rehoboth Beach centers combined assuming that none of the tenants exercise renewal options:

                                                                                                    % of Gross
                                                                                                    Annualized
                                                                                                     Base Rent
                             No. of                              Annualized                         Represented
                             Leases              GLA              Base Rent      Annualized         by Expiring
      Year                  Expiring (1)     (sq. ft.) (1)       per sq. ft.      Base Rent (2)       Leases
------------------------ ----------------- ----------------- ------------------ ---------------- ---------------
2005                           32               131,000            $ 17.23     $ 2,257,000               9
2006                           38               141,000              19.72       2,780,000              11
2007                           65               245,000              21.36       5,233,000              21
2008                           53               246,000              19.62       4,826,000              20
2009                           40               193,000              18.75       3,619,000              15
2010                           29               143,000              19.96       2,854,000              12
2011                            6                48,000              17.33         832,000               3
2012                            6                38,000              12.32         468,000               2
2013                            4                39,000              19.69         768,000               3
2014                            5                20,000              20.35         407,000               2
2015 and thereafter             4                21,000              19.29         405,000               2
------------------------ --------- --------------------- ------------------ --------------- --------------------
Total                         282             1,265,000            $ 19.33    $ 24,449,000              100
======================== ========= ===================== ================== =============== ====================

(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 34,000 square feet.
(2) Base rent is defined as the minimum payments due, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Item 3.  Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers:

     NAME                         AGE             POSITION
-------------------------------   ---   ----------------------------------------------------

Stanley K. Tanger..............    81   Founder, Chairman of the Board of Directors and
                                          Chief Executive Officer
Steven B. Tanger...............    56   Director, President and Chief Operating Officer
Frank C. Marchisello, Jr.......    46   Executive Vice President - Chief Financial Officer
Rochelle G. Simpson ...........    65   Secretary and Executive Vice President -
                                           Administration and Finance
Willard A. Chafin, Jr..........    67   Executive Vice President - Leasing, Site Selection,
                                           Operations and Marketing
Joseph H. Nehmen...............    56   Senior Vice President - Operations
Carrie A. Warren...............    42   Senior Vice President - Marketing
Kevin M. Dillon................    46   Senior Vice President - Construction and Development
Lisa J. Morrison...............    45   Senior Vice President - Leasing
Virginia R. Summerell..........    46   Treasurer and Assistant Secretary
James F. Williams..............    40   Vice President - Controller


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

     Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

     Joseph H. Nehmen. Mr. Nehmen was named Senior Vice President - Operations in January 1999. He joined the Company in September 1995 and was named Vice President of Operations in October 1995. Mr. Nehmen has over 20 years experience in private business. Prior to joining Tanger, Mr. Nehmen was owner of Merchants Wholesaler, a privately held distribution company in St. Louis, Missouri. He is a graduate of Washington University. Mr. Nehmen is the son-in-law of Stanley K. Tanger and brother-in-law of Steven B. Tanger.

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

     Kevin M. Dillon. Mr. Dillon was named Senior Vice President - Construction and Development in August 2004. Previously, he held the positions of Vice President - Construction and Development from May 2002 to August 2004, Vice President - Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years.

     Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new development. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties.

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

     James F. Williams. Mr. Williams was named Vice President and Controller in April 2004. Mr. Williams joined the Company in September 20, 1993, was promoted to Controller in January 1995 and was named Assistant Vice President in January 1997. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters

(a) The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated. Note that per share amounts have been restated to reflect a two-for-one split of our common shares in December 2004.

                                                                  Common
     2004                            High          Low         Dividends Paid
     ------------------------ -------------- --------------- ------------------
     First Quarter                $ 22.415         $ 20.350        $ .30750
     Second Quarter                 23.390           17.675          .31250
     Third Quarter                  22.670           19.155          .31250
     Fourth Quarter                 26.485           22.385          .31250
     ------------------------ ---------------- ---------------- ---------------
     Year 2004                    $ 26.485         $ 17.675       $ 1.24500
     ------------------------ ---------------- ---------------- ---------------

                                                                  Common
     2003                            High           Low         Dividends Paid
     ------------------------ -------------- --------------- ------------------
     First Quarter                $ 15.575         $ 14.400        $ .30625
     Second Quarter                 16.815           15.295          .30750
     Third Quarter                  18.410           16.470          .30750
     Fourth Quarter                 21.500           18.145          .30750
     ------------------------ ---------------- ---------------- ---------------
     Year 2003                    $ 21.500         $ 14.400       $ 1.22875
     ------------------------ ---------------- ---------------- ---------------

     As of February 1, 2005, there were approximately 696 shareholders of record. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Based on continuing favorable operations and available FFO, we intend to continue to pay regular quarterly dividends.


(b)  Not applicable.


(c) During 1998, our Board of Directors authorized the repurchase of up to $6 million of our common shares. The timing and amount of the repurchases is at the discretion of management. We have not made any repurchases since 1999 and the amount authorized for future repurchases remaining at December 31, 2004 totaled $4.8 million.


Item 6.  Selected Financial Data

                                                2004          2003           2002          2001           2000
------------------------------------------ ------------- ------------- -------------- ------------ ----------------
                                                      (In thousands, except per share and center data)
OPERATING DATA
  Total revenues                           $   194,553    $   118,059     $   106,488   $   101,093  $    98,570
  Operating income                              70,528         41,309          36,645        34,817       34,613
  Income from continuing operations              7,608         11,532           6,827         3,651        5,602
  Net income                                     7,046         12,849          11,007         7,112        4,312

------------------------------------------ -------------- --------------- ------------- ------------ --------------

SHARE DATA
  Basic:
     Income from continuing operations     $       .28    $       .53     $       .30   $       .12  $       .24
     Net income                            $       .26    $       .60     $       .55   $       .34  $       .16
     Weighted average common shares             27,044         20,103          16,645        15,851       15,789
  Diluted:
     Income from continuing operations     $       .28    $       .52     $       .30   $       .12  $       .24
     Net income                            $       .26    $       .59     $       .54   $       .34  $       .15
     Weighted average common shares             27,261         20,566          17,029        15,895       15,843
  Common dividends paid                    $      1.25    $      1.23     $      1.22   $      1.22  $      1.21

------------------------------------------ -------------- --------------- ------------- ------------ --------------

BALANCE SHEET DATA
  Real estate assets, before depreciation  $ 1,077,393     $1,078,553      $  622,399   $   599,266  $   584,928
  Total assets                                 936,378        987,437         477,675       476,272      487,408
  Debt                                         488,007        540,319         345,005       358,195      346,843
  Shareholders' equity                         161,133        167,418          90,635        76,371       90,877

------------------------------------------ -------------- --------------- ------------- ------------ --------------

OTHER DATA
  Cash flows provided by (used in):
     Operating activities                  $    84,816    $    46,561     $    39,687   $    44,626  $    38,420
     Investing activities                  $     2,607    $  (327,068)    $   (26,883)  $   (23,269) $  (25,815)
     Financing activities                  $   (93,156)   $   289,271     $   (12,247)  $   (21,476) $  (12,474)

  Gross Leasable Area Open:
     Wholly-owned                                5,066          5,299           5,469         5,332        5,179
     Partially-owned (consolidated)              3,271          3,273             ---           ---          ---
     Partially-owned (unconsolidated)              402            324             260           ---          ---
     Managed                                       105            434             457           105          105
------------------------------------------ -------------- --------------- ------------- ------------ --------------
  Total GLA open at end of period                8,844          9,330           6,186         5,437        5,284
  Number of centers:
     Wholly-owned                                   23             26              28            29           29
     Partially-owned (consolidated)                  9              9             ---           ---          ---
     Partially-owned (unconsolidated)                1              1               1           ---          ---
     Managed                                         3              4               5             3            3
------------------------------------------ -------------- --------------- ------------- ------------ --------------
Total outlet centers in operation                   36             40              34            32           32

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and Blackstone acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC is consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51 ("FIN 46R").

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

The discussion of our results of operations reported in the consolidated statements of operations compares the years ended December 31, 2004 and 2003, as well as December 31, 2003 and 2002. Certain comparisons between the periods are made on a percentage basis as well as on a weighted average gross leasable area ("GLA") basis, a technique which adjusts for certain increases or decreases in the number of centers and corresponding square feet related to the development, acquisition, expansion or disposition of rental properties. The computation of weighted average GLA, however, does not adjust for fluctuations in occupancy that may occur subsequent to the original opening date.

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

     o risks that we incur a material, uninsurable loss of our capital investment and anticipated profits from one of our properties, such as those resulting from wars, earthquakes or hurricanes;

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

     o    the ability to realize planned costs savings in acquisitions; and

     o    retention of earnings.

General Overview

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We and an affiliate of Blackstone Real Estate Advisors
("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC ("COROC"). We own one-third and Blackstone owns two-thirds of the joint venture. We provide operating, management, leasing and marketing services to the properties for a fee. COROC is consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest
Entities: An Interpretation of ARB No. 51 ("FIN 46R").

The purchase price for this transaction was $491.0 million, including the assumption of approximately $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized using the effective interest method over the life of the debt. We financed the majority of our equity in the joint venture with proceeds from the issuance of 4.6 million common shares in December 2003 at $20.25 per share. The successful equity financing allows us to maintain a strong balance sheet and our current financial flexibility.

At December 31, 2004, we had ownership interests in or management responsibilities for 36 centers in 23 states totaling 8.8 million square feet of operating GLA compared to 40 centers in 23 states totaling 9.3 million square feet of operating GLA as of December 31, 2003. The decrease is due to the following events:


                                                    No. of     GLA
                                                   Centers   (000's)    States
------------------------------------------------- --------- ---------- ---------
As of December 31, 2003                                40      9,330        23
------------------------------------------------- --------- ---------- ---------
  New development expansion:
    Myrtle Beach Hwy 17, South Carolina -
         (unconsolidated joint venture)                ---        78        ---
  Dispositions:
    North Conway, New Hampshire (wholly-owned)         (2)       (62)       ---
    Dalton, Georgia (wholly-owned)                     (1)      (173)       ---
    Vero Beach, Florida (managed)                      (1)      (329)       ---
------------------------------------------------- --------- ---------- ---------
As of December 31, 2004                                36      8,844        23
------------------------------------------------- --------- ---------- ---------

Results of Operations

A summary of the operating results for the years ended December 31, 2004, 2003 and 2002 is presented in the following table, expressed in amounts calculated on a weighted average GLA basis.

                                                                   2004           2003            2002
--------------------------------------------------------- -------------- -------------- ---------------
GLA open at end of period (000's)
     Wholly owned                                                 5,066          5,299           5,469
     Partially owned consolidated (1)                             3,271          3,273             ---
     Partially owned unconsolidated (2)                             402            324             260
     Managed                                                        105            434             457
--------------------------------------------------------- -------------- -------------- ---------------
Total GLA at end of period (000's)                                8,844          9,330           6,186
Weighted average GLA (000's) (1) (3)                              8,338          5,158           4,776
Occupancy percentage at end of period (4)                           97%            96%             98%
Per square foot data for wholly owned and partially owned (consolidated) properties
Revenues
   Base rentals                                                 $ 15.58        $ 15.18          $14.89
   Percentage rentals                                               .64            .62             .74
   Expense reimbursements                                          6.30           6.41            6.00
   Other income                                                     .81            .68             .67
--------------------------------------------------------- -------------- -------------- ---------------
     Total revenues                                               23.33          22.89           22.30
--------------------------------------------------------- -------------- -------------- ---------------
Expenses
   Property operating                                              7.17           7.56            7.03
   General and administrative                                      1.54           1.85            1.93
   Depreciation and amortization                                   6.17           5.47            5.66
--------------------------------------------------------- -------------- -------------- ---------------
     Total expenses                                               14.88          14.88           14.62
--------------------------------------------------------- -------------- -------------- ---------------
Operating income                                                   8.45           8.01            7.68
   Interest expense                                                4.21           5.14            5.96
--------------------------------------------------------- -------------- -------------- ---------------

Income before equity in earnings of unconsolidated
joint ventures, minority interests and discontinued
operations                                                       $ 4.24         $ 2.87          $ 1.72
--------------------------------------------------------- -------------- -------------- ---------------

(1) Includes nine centers totaling 3,271,475 square feet of which we own a one-third interest through a joint venture arrangement but consolidate for financial reporting purposes under FIN 46R.
(2) Includes one center totaling 401,992 square feet of which we own a 50% interest through a joint venture arrangement.
(3) Represents GLA of wholly-owned and partially owned consolidated operating properties weighted by months of operation. GLA is not adjusted for fluctuations in occupancy that may occur subsequent to the original opening date. Excludes GLA of properties for which their results are included in discontinued operations.
(4) Represents occupancy only at centers in which we have an ownership interest.

2004 Compared to 2003

Base rentals increased $51.6 million, or 66%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. Base rent per weighted average GLA increased by $.40 per square foot from $15.18 per square foot in the 2003 period to $15.58 per square foot in the 2004 period. The increase is primarily the result of the COROC portfolio acquisition which had a higher average base rent per square foot compared to the pre-acquisition portfolio average. In addition, the overall portfolio occupancy at December 31, 2004 increased 1% from 96% to 97% compared to December 31, 2003. Also, base rent is impacted by the amortization of above/below market rate lease values associated with the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period we recorded $1.1 million of rental income for net amortization of market leases compared to $37,000 for the 2003 period of 13 days that we owned the COROC portfolio. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $2.2 million or 68%, and on a weighted average GLA basis, increased $.02 per square foot in 2004 compared to 2003 from $.62 per square foot to $.64 per square foot. Reported same-space sales per square foot for the twelve months ended December 31, 2004 were $310 per square foot, a 3.2% increase over the prior year ended December 31, 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

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

Other income increased $3.2 million, or 92%, in 2004 compared to 2003 primarily due to an increase in gains on sales of outparcels of land of $1.5 million in 2004. Also, there were increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $20.8 million, or 53%, in the 2004 period as compared to the 2003 period however, on a weighted average GLA basis, these expenses decreased $.39 per square foot from $7.56 to $7.17. The dollar increase is the result of the additional operating costs of the COROC portfolio in the 2004 period. The decrease on a weighted average GLA basis is due to expenses at the COROC portfolio per square foot being lower than the pre-acquisition portfolio average.

General and administrative expenses increased $3.3 million, or 34%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8% in the 2003 period to 7% in the 2004 period and, on a weighted average GLA basis, decreased from $1.85 per square foot in the 2003 period to $1.54 per square foot in the 2004 period.

Interest expense increased $8.6 million, or 33%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio. The increase was offset by the retirement of $47.5 million of bonds, which matured in October 2004 at an interest rate of 7.875%, with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit.

Depreciation and amortization per weighted average GLA increased from $5.47 per square foot in the 2003 period to $6.17 per square foot in the 2004 period. In the acquisition of the COROC portfolio in December 2003, accounted for under SFAS 141 "Business Combinations" ("FAS 141"), significant amounts were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Equity in earnings from unconsolidated joint ventures increased $223,000 in the 2004 period compared to the 2003 period due to the expansions during the summers of 2003 and 2004 at TWMB Associates, LLC ("TWMB") outlet center in Myrtle Beach, South Carolina of approximately 64,000 and 78,000 square feet respectively. The total square footage of the center is now approximately 402,000 square feet.

Discontinued operations resulted in a loss of approximately $562,000 due mainly to the loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million. This loss was partially offset by the gain on sale of the Clover and LL Bean, New Hampshire properties of approximately $2.1 million in the 2004 period. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center and the Casa Grande, Arizona center which resulted in a net gain of approximately $147,000.

2003 Compared to 2002

Base rentals increased $7.2 million, or 10%, in the 2003 period when compared to the same period in 2002. The increase is primarily due to the full year effect of the acquisition of our Howell, Michigan center in September 2002 along with our acquisition of additional GLA in January 2003 at our Sevierville, Tennessee center and subsequent expansion at that center in the summer of 2003. Also, in December 2003, through a joint venture of which we own a one-third interest, we completed the acquisition of nine properties in the Charter Oak portfolio which are consolidated for financial reporting purposes. Base rent per weighted average GLA increased by $.29 per square foot from $14.89 per square foot in the 2002 period to $15.18 per square foot in the 2003 period. The increase was attributable to the average initial base rent for new stores opened during 2003, $18.83, being 11.7% higher than the average base rent of $16.86 for stores closed during 2003. The overall portfolio occupancy at December 31, 2003 decreased 2% from 98% to 96% due to the acquired properties having a lower occupancy rate, 94%, than our portfolio, 97%, just prior to the acquisition. One center experienced a negative occupancy trend of at least 10% from December 31, 2002 to December 31, 2003.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $347,000 or 10%, and on a weighted average GLA basis, decreased $.12 per square foot in 2003 compared to 2002 from $.74 per square foot to $.62 per square foot. Reported same-space sales per square foot for the twelve months ended December 31, 2003 were $301 per square foot, a 2.3% increase over the prior year ended December 31, 2002. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio. However, many tenants' breakpoints are adjusted along with their base rent upon renewal, resulting in a reduction in percentage rentals, but an increase in base rentals.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses remained constant at 85% in 2003 and 2002.

Other income increased $297,000, or 9%, in 2003 compared to 2002 primarily due to increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $5.4 million, or 16%, in the 2003 period as compared to the 2002 period and, on a weighted average GLA basis, increased $.53 per square foot from $7.03 to $7.56. The increase is the result of the additional operating costs of the Howell, Michigan center that we acquired in late September 2002 and the acquisition and expansion in our Sevierville, Tennessee center during 2003 as well as portfolio wide increases in advertising, common area maintenance and property taxes.

General and administrative expenses increased $340,000, or 4%, in the 2003 period as compared to the 2002 period. The increase is primarily due to normal increases in salaries and payroll taxes offset by a decrease in bad debt expense as compared to the prior year. Also, as a percentage of total revenues, general and administrative expenses were 8% and 9% respectively in the 2003 and 2002 periods and, on a weighted average GLA basis, decreased $.08 per square foot from $1.93 per square foot in the 2002 period to $1.85 per square foot in the 2003 period.

Interest expense decreased $2.0 million during 2003 as compared to 2002 due primarily to lower average interest rates during 2003 and a decrease in the overall debt level due to the use of the proceeds from the exercise of 1,781,080 share and unit options during the year to reduce outstanding debt. Also, during 2003, we purchased, at a 2% premium, $2.6 million of our outstanding 7.875% senior, unsecured public notes that mature in October 2004. The purchases were funded by amounts available under our unsecured lines of credit. These purchases bring the total amount of these notes purchased in the last three years to $27.5 million. The replacement of the 2004 bonds with funding through lines of credit provided us with a significant interest expense reduction as the lines of credit had a lower interest rate.

Depreciation and amortization per weighted average GLA decreased from $5.66 per square foot in the 2002 period to $5.47 per square foot in the 2003 period due to a lower mix of tenant finishing allowances included in buildings and improvements which are depreciated over shorter lives (i.e. over lives generally ranging from 3 to 10 years as opposed to other construction costs which are depreciated over lives ranging from 15 to 33 years).

Equity in earnings from unconsolidated joint ventures increased $427,000 in the 2003 period compared to the 2002 period due to the TWMB's outlet center in Myrtle Beach, South Carolina being open for a full year in 2003 compared to six months in 2002, and an expansion of 64,000 square feet that occurred in May of 2003.

Discontinued operations resulted in a gain of approximately $1.3 million due mainly to a number of centers with positive operating income included in discontinued operations for the period. The 2002 period included gains of $1.7 million from the sales of our centers in Fort Lauderdale, Florida and Bourne, Massachusetts and $561,000 in gains from the sales of leased land outparcels which had identifiable cash flows associated with them and were therefore accounted for under the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").

Liquidity and Capital Resources

Net cash provided by operating activities was $84.8, $46.6 and $39.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash provided from operating activities from 2003 to 2004 is primarily due to the incremental income from the COROC acquisition in December 2003. The increase from 2002 to 2003 is due to the increase in income after adjustments for non-cash items and changes in accounts payable and accrued expenses and other assets as well as a decrease of $2.0 million in interest expense. The increase in other assets is due primarily to the cash paid for the ground lease at the Rehoboth Beach, Delaware center acquired in December 2003.

Net cash provided by (used in) investing activities amounted to $2.6, ($327.1) and ($26.9) million during 2004, 2003 and 2002, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year.

Net cash  provided  by (used in)  financing  activities  of  ($93.2)  $289.3 and
($12.2) million in 2004, 2003 and 2002, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in dividends paid during 2004, 2003 and 2002. In addition, 2004 reflects $22.6 million of distributions to our partner in the COROC joint venture which was created in December 2003. Also, the increase in cash provided by financing activities in 2003 is due primarily to the contribution by Blackstone related to the COROC acquisition and the net proceeds from the issuance of common shares. In 2003, 4.6 million common shares were issue versus 2.0 million common shares in 2002. Also, approximately 1.5 million more share and unit options were exercised in 2003 versus 2002.

Dispositions and Current Developments

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

DISPOSITIONS

In June and September 2004, we completed the sale of properties located in North Conway, New Hampshire and Dalton, Georgia, respectively. Net proceeds received from the sale of these properties were approximately $17.5 million. We recorded a loss on sale of real estate of approximately $1.5 million, which is included in discontinued operations for the year ended December 31, 2004.

Throughout 2004, we sold five outparcels of land at various properties in our portfolio. These sales totaled $2.9 million in net proceeds. Gains of $1.5 million were recorded in other income for the year ended December 31, 2004.

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 in discontinued operations for the year ended December 31, 2003.

In June and November 2002, we completed the sale of two of our non-core properties located in Ft. Lauderdale, Florida and Bourne, Massachusetts, respectively. Net proceeds received from the sales of these properties were approximately $19.9 million. We recorded a gain on sale of real estate of approximately $1.7 million in discontinued operations for the year ended December 31, 2002.

Throughout 2002, we sold five outparcels of land, two of which had related land leases with identifiable cash flows, at various properties in our portfolio. These sales totaled $1.5 million in net proceeds. Gains of $167,000 were recorded in other income for the three land outparcels sold and gains of $561,000 were recorded in discontinued operations for the two outparcels with identifiable cash flows as accounted for under FAS 144 for the year ended December 31, 2004.

CURRENT DEVELOPMENTS

We have an option to purchase land and have begun the early development and leasing of a site located near Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in 2007.

We have an option to purchase land and have begun the early development and leasing of a site located near Charleston, South Carolina. We currently expect the center to be approximately 350,000 square feet upon total build out with the initial phase scheduled to open in 2006.

We have begun the early development and leasing of a site located near Wisconsin Dells, Wisconsin. We currently expect the center to be approximately 250,000 square feet upon total build out with the initial phase scheduled to open in 2006.

Joint Ventures

COROC HOLDINGS, LLC

On December 19, 2003, COROC, a joint venture in which we have a one-third ownership interest and consolidate for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium was $9.4 million at December 31, 2004. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003. We believe the Charter Oak acquisition solidifies our position in the outlet industry. In addition, the centers acquired provide an excellent geographic fit, a diversified tenant portfolio and are in line with our strategy of creating an increased presence in high-end resort locations.

We have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We provide operating, management, leasing and marketing services to the properties and earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone has the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

After an initial 42-month lock-up period, either party can enter into an agreement for the sale of the Charter Oak portfolio, subject to a right of first offer of the other party to acquire the entire portfolio.

During the operation of the joint venture, Blackstone receives a preferred cash distribution of 10% on their invested capital. We then receive a preferred cash distribution of 10% on our invested capital. Any remaining cash flows from ongoing operations are distributed one-third to Blackstone and two-thirds to us.

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution. We will then receive any unpaid preferred cash distribution. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

TWMB ASSOCIATES, LLC

In September 2001, we established TWMB, a joint venture in which we have a 50% ownership interest with Rosen-Warren Myrtle Beach LLC ("Rosen-Warren") as our venture partner, to construct and operate a Tanger Outlet center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened 100% leased at a cost of approximately $35.4 million with approximately 260,000 square feet and 60 brand name outlet tenants.

During 2003, we completed our 64,000 square foot second phase. The second phase cost approximately $6.0 million. The Company and Rosen-Warren each contributed approximately $1.1 million toward the second phase which contains 22 additional brand name outlet tenants.

During 2004, we completed a 78,000 square foot third phase. The third phase cost approximately $9.7 million. The Company and Rosen-Warren each made capital contributions during the fourth quarter of 2003 of $1.7 million for the third phase. TWMB's Myrtle Beach center now totals 402,000 square feet.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and Wachovia Corporation due in September 2005. As of December 31, 2004 the construction loan had a balance of $35.1 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

TWMB has a commitment letter from Bank of America for permanent financing with the center serving as collateral. The loan is expected to be $36.8 million with a variable interest rate of LIBOR plus 1.40%. The term is for five years with interest payments only and may be extended for an additional two years. There are no guarantees associated with the loan. We expect to close on the permanent financing during the first half of 2005.

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

Each of the three members made an equity contribution of $1.6 million. In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million with Bank of America due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. Deer Park's Bank of America loan incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three parties. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which is being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intend to vacate the facility in May 2005, thus ending the existing operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

Preferred Share Redemption

On June 20, 2003, we redeemed all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares (the "Preferred Shares") held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date. In total, 787,008 of the Depositary Shares were converted into 1,418,156 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $372,000, from cash flows from operations.

Financing Arrangements

During 2004 we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the acquisition of the Charter Oak Partners' portfolio, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium had a value of $9.3 million as of December 31, 2004.

The Dalton, Georgia property as mentioned above in "Dispositions" served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007. Amounts available under these facilities at December 31, 2004 totaled $92.5 million. Interest is payable based on alternative interest rate bases at our option.

During 2005, we have two secured loans maturing with New York Life Insurance Company totaling approximately $21.1 million and carrying an average interest rate of 9.5%. We expect to repay these loans with amounts available under our unsecured lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. Prior to the 2002, 2003 and 2004 common share offerings, we had established a shelf registration to allow us to issue up to $400 million in either all debt or all equity or any combination thereof. In September 2002, we completed a public offering of 2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million. We used the net proceeds, together with other available funds, to acquire one outlet center in Howell, Michigan, to reduce the outstanding balance on our lines of credit and for general corporate purposes. In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to finance our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as the sale of outparcels on existing properties.

At December 31, 2004, approximately 37% of our outstanding long-term debt represented unsecured borrowings and approximately 42% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the years ended December 31, 2004 and 2003 was 7.5% and 7.6%, respectively.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $125 million at December 31, 2004, an increase of $25 million in capacity from December 31, 2003. During 2004, we extended the maturity of all lines of credit to June 30, 2007. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2005.

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

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2004 (in thousands):

Contractual Obligations         2005        2006       2007         2008        2009      Thereafter
-----------------------     --------    --------   --------     --------    --------      ----------
Debt                          $26,418    $59,215     $32,305    $275,223     $71,441         $14,059
Interest payments (1)          32,764     29,924      28,499      18,263       3,128             925
Operating leases                3,101      3,050       2,907       2,596       2,242          85,444
-------------------------- ----------- ---------- ----------- ----------- ----------- ---------------
                              $62,283    $92,189     $63,711    $296,082     $76,811        $100,428
-------------------------- ----------- ---------- ----------- ----------- ----------- ---------------

(1) These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate agreements are based on the 30-day LIBOR rate. For calculating future interest amounts on variable interest rate debt, the rate at December 31, 2004 was used.

Our debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2004 taxable income to shareholders, we were required to distribute approximately $9.0 million in order to maintain our REIT status as described above. We distributed approximately $33.8 million to common shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

The following table details our commercial commitments as of December 31, 2004 (in thousands):

Commercial Commitments                                       2005
----------------------                                       ----
Lines of credit                                          $ 92,435
Unconsolidated joint venture guarantees                    55,200
-------------------------------------------------- ---------------
                                                        $ 147,635
-------------------------------------------------- ---------------

We currently maintain four unsecured, revolving credit facilities with major national banking institutions, totaling $125 million. As of December 31, 2004, amounts outstanding under these credit facilities totaled $26.2 million. All four credit facilities expire in June 2007.

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the $36.2 million construction loan obtained by TWMB. We are also party to a joint and several guarantee with respect to the $19 million loan obtained by Deer Park. See "Joint Ventures" section above for further discussion of off-balance sheet arrangements and their related guarantees.

Related Party Transactions

As noted above in "Unconsolidated Joint Ventures", we are a 50% owner of the TWMB joint venture. TWMB pays us management, leasing and development fees for services provided to the joint venture. During 2004, 2003 and 2002, we recognized approximately $288,000, $174,000 and $74,000 in management fees, $212,000, $214,000 and $259,000 in leasing fees and $28,000, $9,000 and $76,000 in development fees.

Tanger Family Limited Partnership ("TFLP") is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.6, $7.5 and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

We negotiate long-term fixed rate debt instruments and enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. During August 2004, TWMB had an interest rate swap agreement with a notional amount of $19 million that expired naturally. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate construction debt to fixed rate debt for the contract period at a rate of 4.49%. As of December 31, 2004, we had no interest rate swap agreements.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2004 was $508.5 million while the recorded value was $488.0 million, respectively. A 1% increase from prevailing interest rates at December 31, 2004 would result in a decrease in fair value of total long-term debt by approximately $13.3 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Critical Accounting Policies

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. Under the provisions of FIN 46R, we are considered the primary beneficiary of our joint venture, COROC. Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements.

In 2003, the FASB issued FIN 46R which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We have evaluated Deer Park and TWMB (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price of material acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation expense may be significantly understated or overstated.

Cost Capitalization

In accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of
Leases--an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17", we capitalize all incremental, direct fees and costs incurred to initiate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalized is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the estimated average minimum lease term.

We capitalize all costs incurred for the construction and development of properties, including certain general and overhead costs and interest costs. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable.

If we incorrectly estimate the amount of costs to capitalize, our financial condition and results of operations could be adversely affected.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2004.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised), "Share-Based Payment" ("FAS 123R"). FAS 123R is a revision of FAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. FAS 123R is effective beginning with the third quarter of 2005. FAS 123R should have no affect on our results of operations as we adopted its requirements effective January 1, 2003 as described above.

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

During 2005, we have approximately 1,891,000 square feet or 22% of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 88% of the 1,790,000 square feet that came up for renewal in 2004 with the existing tenants at an average base rental rate approximately equal to the expiring rate. We also re-tenanted 427,000 square feet during 2004 at a 5% increase in the average base rental rate.

Existing tenants' sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 689,000, or 36%, of the square feet scheduled to expire in 2005 as of February 1, 2005. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6.1% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operation and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2004, occupancy at our portfolio of centers in which we have an ownership interest increased 1% from 96% to 97% compared to December 31, 2003. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Sales at our outlet centers along the east coast and the Gulf of Mexico were adversely affected by the hurricanes in September 2004. Fortunately, the structural damage caused by the hurricanes was minimal and our property insurance will cover the vast majority of the repair work that is being completed as well as lost revenues during the days the centers were closed. Customer traffic at these centers, particularly our center in Foley, Alabama, however continues to be down significantly. We do not expect this to have a material impact on our financial results.

Item 8.   Financial Statements and Supplementary Data

The  information  required by this Item is set forth on the pages  indicated  in
Item 15(a) below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of disclosure control procedures.

     The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2004
     (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's report on internal control over financial reporting.

     Management's Report on Internal Control over Financial Reporting, which appears on page F-1, is incorporated by reference herein.

(c)  Changes in internal controls.

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

     The following table provides information as of December 31, 2004 with respect to compensation plans under which the Company's equity securities are authorized for issuance: (c)

                                                                                                    (c)
                                                                                                 Number of
                                               (a)                        (b)               Securities Remaining
                                     Number of Securities to       Weighted Average         Available for Future
                                     be Issued Upon Exercise       Exercise Price of        Issuance Under Equity
                                     of Outstanding Options,      Outstanding Options,       Compensation Plans
Plan Category                          Warrants and Rights        Warrants and Rights       (Excluding Securities
-------------                          -------------------        -------------------       Reflected in Column (a)
                                                                                            -----------------------
Equity compensation plans                    818,120                     $17.19                    2,166,870
approved by security holders

Equity compensation plans not
approved by security holders                   ---                         ---                        ---
                                     ---------------------------------------------------------------------------------
Total                                        818,120                     $17.19                    2,166,870


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

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements

    Management's Report on Internal Control over Financial Reporting F-1
    Report of Independent Registered Public Accounting Firm          F-2
    Consolidated Balance Sheets-December 31, 2004 and 2003           F-4
    Consolidated Statements of Operations-
       Years Ended December 31, 2004, 2003 and 2002                  F-5
    Consolidated Statements of Shareholders' Equity-
       Years Ended December 31, 2004, 2003 and 2002                  F-6
    Consolidated Statements of Cash Flows-
       Years Ended December 31, 2004, 2003 and 2002                  F-7
    Notes to Consolidated Financial Statements                       F-6 to F-26

     2.  Financial Statement Schedule

   Schedule III
    Report of Independent Registered Public Accounting Firm         F-27
    Real Estate and Accumulated Depreciation                        F-28 to F-30

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

     10.1 Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective May 14, 2004. (Note 19)

     10.3 Form of Stock Option Agreement between the Company and certain Directors. (Note 3)

     10.4 Form of Unit Option Agreement between the Operating Partnership and certain employees. (Note 3)

     10.5 Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 2004. (Note 18)

     10.6 Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 2004. (Note 18)

     10.7 Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of January 1, 2004. (Note 18)

     10.8 Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2002. (Note 13)

     10.9 Amended and Restated Employment Agreement for Joe Nehmen, as of January 1, 2003. (Note 15)

     10.11 Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Note 2)

     10.11A Amendment to Registration  Rights  Agreement among the Company,  the
            Tanger Family Limited Partnership and Stanley K. Tanger. (Note 4)

     10.11B Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Note 17)

     10.11C Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Note 17)

     10.12 Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Note 2)

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

     10.16B Form of Third  Supplemental  Indenture (to Senior  Indenture)  dated
            February 15, 2001. (Note 12)

     10.17 COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Note 16)

     10.18 Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Note 16)

     21.1   List of Subsidiaries. (Note 17)

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

     Notes to Exhibits:

1. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed October 6, 1993, as amended.
2. Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.
3. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
4. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
5. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.
6. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
7. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.
8. Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A, filed August 24, 1998.
9. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
10. Incorporated by reference to the exhibit to the Company's Quarterly Report on 10-Q for the quarter ended March 31, 1999.
11. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
12. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated February 16, 2001.
13. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
14. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
15. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
16. Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.
17. Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
18. Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
19. Incorporated by reference to the Appendix A of the Company's definitive proxy statement filed on Schedule 14A dated April 12, 2004.

(b)  Reports on Form 8-K

     October 26, 2004 8-K - We furnished a Current Report on Form 8-K containing under Item 2.02 our press release for the quarter ended September 30, 2004 and under Item 7.01 the September 30, 2004 Supplemental Operating and Financial Data.

     October 27, 200 8-K/A - We furnished a Current Report on Form 8-K which contained our press release as furnished to the public on October 26, 2004 under Item 2.02.

     November 29, 2004 8-K - We filed a Current Report on Form 8-K containing under Item 8.01 our press release to announce that our Board of Directors declared a 2 for 1 split of our common shares.

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

March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             Signature                     Title                       Date

 /s/ Stanley K. Tanger         Chairman of the Board and Chief   March 14, 2005
Stanley K. Tanger              Executive Officer (Principal
                               Executive Officer)

/s/ Steven B. Tanger           Director, President and           March 14, 2005
Steven B. Tanger               Chief Operating Officer


/s/ Frank C. Marchisello Jr.   Executive Vice President and      March 14, 2005
Frank C. Marchisello Jr.       Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)

/s/ Jack Africk                 Director                          March 14, 2005
Jack Africk


/s/ William G. Benton           Director                          March 14, 2005
William G. Benton


/s/ Thomas E. Robinson          Director                          March 14, 2005
Thomas E. Robinson


/s/ Allan L. Schuman            Director                          March 14, 2005
Allan L. Schuman

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 14, 2005

/s/ Stanley K. Tanger
Stanley K. Tanger
Chairman of the Board of Directors and Chief Executive Officer

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.:

We have completed an integrated audit of Tanger Factory Outlet Centers, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 14, 2005


                                    TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except share data)

                                                                                         December 31,
                                                                                    2004            2003
--------------------------------------------------------------------------------------------------------------

ASSETS
 Rental property
  Land                                                                            $ 113,830      $ 119,833
  Buildings, improvements and fixtures                                              963,563        958,720
--------------------------------------------------------------------------------------------------------------
                                                                                  1,077,393      1,078,553
  Accumulated depreciation                                                         (224,622)      (192,698)
--------------------------------------------------------------------------------------------------------------
  Rental property, net                                                              852,771        885,855
 Cash and cash equivalents                                                            4,103          9,836
 Deferred charges, net                                                               58,851         68,568
 Other assets                                                                        20,653         23,178
--------------------------------------------------------------------------------------------------------------
    Total assets                                                                  $ 936,378      $ 987,437
--------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Liabilities
  Debt
    Senior, unsecured note                                                        $ 100,000      $ 147,509
    Mortgages payable (including a premium of $9,346 and $11,852, respectively)     308,342        370,160
    Unsecured note                                                                   53,500            ---
    Lines of credit                                                                  26,165         22,650
--------------------------------------------------------------------------------------------------------------
    Total debt                                                                      488,007        540,319
  Construction trade payables                                                        11,918          4,345
  Accounts payable and accrued expenses                                              17,026         18,025
--------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              516,951        562,689
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests
  Consolidated joint venture                                                        222,673        218,148
  Operating partnership                                                              35,621         39,182
--------------------------------------------------------------------------------------------------------------
     Total minority interests                                                       258,294        257,330
Shareholders' equity
 Common shares, $.01 par value, 50,000,000 shares authorized,
  27,443,016 and 25,921,286 shares issued and outstanding
  at December 31, 2004 and 2003, respectively                                           274            260
 Paid in capital                                                                    274,340        249,940
 Distributions in excess of net income                                             (109,506)       (82,737)
 Deferred compensation                                                               (3,975)           ---
 Accumulated other comprehensive loss                                                   ---            (45)
--------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                     161,133        167,418
--------------------------------------------------------------------------------------------------------------
      Total liabilities, minority interests and shareholders' equity              $ 936,378      $ 987,437
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                   TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)

                                                                                         Year Ended December 31,
                                                                                   2004          2003          2002
--------------------------------------------------------------------------------------------------------------------

REVENUES
  Base rentals                                                                $ 129,884      $ 78,319      $ 71,109
  Percentage rentals                                                              5,338         3,179         3,526
  Expense reimbursements                                                         52,585        33,053        28,642
  Other income                                                                    6,746         3,508         3,211
--------------------------------------------------------------------------------------------------------------------
       Total revenues                                                           194,553       118,059       106,488
--------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating                                                             59,759        38,968        33,584
  General and administrative                                                     12,820         9,551         9,211
  Depreciation and amortization                                                  51,446        28,231        27,048
--------------------------------------------------------------------------------------------------------------------
       Total expenses                                                           124,025        76,750        69,843
--------------------------------------------------------------------------------------------------------------------
Operating income                                                                 70,528        41,309        36,645
  Interest expense                                                               35,117        26,486        28,460
--------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated joint ventures,
 minority interests and discontinued operations                                  35,411        14,823         8,185
Equity in earnings of unconsolidated joint ventures                               1,042           819           392
Minority interests:
 Consolidated joint venture                                                     (27,144)         (941)          ---
 Operating partnership                                                           (1,701)       (3,169)       (1,750)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                 7,608        11,532         6,827
Discontinued operations, net of minority interest                                  (562)        1,317         4,180
--------------------------------------------------------------------------------------------------------------------
Net income                                                                        7,046        12,849        11,007
Less applicable preferred share dividends                                           ---          (806)       (1,771)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                     $ 7,046      $ 12,043       $ 9,236
--------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
  Income from continuing operations                                               $ .28         $ .53         $ .30
  Net income                                                                      $ .26         $ .60         $ .55
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
  Income from continuing operations                                               $ .28         $ .52         $ .30
  Net income                                                                      $ .26         $ .59         $ .54
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

              TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2004, 2003, and 2002
                        (In thousands, except share data)

                                                                                                        Accumulated
                                                                         Distributions                     Other           Total
                                       Preferred    Common    Paid in     in Excess of     Deferred    Comprehensive   Shareholders'
                                        Shares      Shares    Capital     Net Income    Compensation      Income           Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 $ 1      $ 158    $ 136,450      $ (59,534)         $ -        $ (704)         $ 76,371
Comprehensive income:
 Net income                                  -          -            -         11,007            -             -            11,007
 Other comprehensive gain                    -          -            -              -            -           541               541
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                   -          -            -         11,007            -           541            11,548
Conversion of 410 preferred shares
 into 7,388 common shares                    -          -            -              -            -             -               -
Issuance of 255,240 common shares upon
 exercise of unit options                    -          2        2,792              -            -             -             2,794
Issuance of 2.0 million common shares,
 net of issuance costs of $1.3 million       -         20       27,940              -            -             -            27,960
Adjustment for minority interest in
 the Operating Partnership                   -          -       (6,080)             -            -             -            (6,080)
Preferred dividends ($22.05 per share)       -          -            -         (1,771)           -             -            (1,771)
Common dividends ($1.225 per share)          -          -            -        (20,187)           -             -           (20,187)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   1        180      161,102        (70,485)           -          (163)           90,635
Comprehensive income:
 Net income                                  -          -            -         12,849            -             -            12,849
 Other comprehensive gain                    -          -            -              -            -           118               118
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                   -          -            -         12,849            -           118            12,967
Conversion of 78,701 preferred shares
 into 1,418,156 common shares               (1)        14          (13)             -            -             -                -
Redemption of 1,489 preferred shares         -          -         (372)             -            -             -              (372)
Compensation under Share and Unit Option Plan-          -           80              -            -             -                80
Issuance of 1,781,080 common shares upon
 exercise of unit options                    -         20       20,593              -            -             -            20,613
Issuance of 4.6 million common shares,
 net of issuance costs of $5.2 million       -         46       87,946              -            -             -            87,992
Adjustment for minority interest in
 the Operating Partnership                   -          -      (19,396)             -            -             -           (19,396)
Preferred dividends ($13.21 per share)       -          -            -           (890)           -             -              (890)
Common dividends ($1.23 per share)           -          -            -        (24,211)           -             -           (24,211)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                   -        260      249,940        (82,737)           -           (45)          167,418
Comprehensive income:
Net income                                   -          -            -          7,046            -             -             7,046
Other comprehensive gain                     -          -            -              -            -            45                45
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                   -          -            -          7,046            -            45             7,091
Compensation under Incentive Award Plan      -          -           54              -        1,422             -             1,476
Issuance of 619,480 common shares upon
 exercise of unit options                    -          6        8,160              -            -             -             8,166
Issuance of 690,000 common shares,
 net of issuance costs of $799               -          6       13,167              -            -             -            13,173
Grant of share and unit options and 212,250
 restricted shares, net of forfeitures       -          2        5,395              -       (5,397)            -                 -
Adjustment for minority interest in
 the Operating Partnership                   -          -       (2,376)             -            -             -            (2,376)
Common dividends ($1.245 per share)          -          -            -        (33,815)           -             -           (33,815)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                 $ -      $ 274    $ 274,340     $ (109,506)       $ (3,975)     $ -           $ 161,133
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                                                                           Year Ended December 31,
                                                                                       2004           2003           2002
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                          $ 7,046       $ 12,849       $ 11,007
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization (including discontinued operations)                  51,999         29,697         28,989
  Amortization of deferred financing costs                                            1,454          1,304          1,209
  Equity in earnings of unconsolidated joint ventures                                (1,042)          (819)          (392)
 Distributions received from unconsolidated joint ventures                            1,975          1,775            520
  Consolidated joint venture minority interest                                       27,144            941            ---
  Operating partnership minority interest (including discontinued operations)         1,580          3,550          3,273
  Compensation expense related to restricted shares and share options granted         1,476            102            ---
  Amortization of premium on assumed indebtedness                                    (2,506)          (149)           ---
  (Gain) loss on sale of real estate                                                  1,460            147         (1,702)
  (Gain) on sale of outparcels of land                                               (1,510)           ---           (728)
  Net accretion of market rent rate adjustment                                       (1,065)           (37)           ---
  Straight-line base rent adjustment                                                   (389)           149            248
Increase (decrease) due to changes in:
  Other assets                                                                       (1,889)        (6,194)        (2,168)
  Accounts payable and accrued expenses                                                (917)         3,246           (569)
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activites                                        84,816         46,561         39,687
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Acquisition of rental properties                                                       ---       (324,557)       (37,500)
 Additions to rental properties                                                     (15,836)        (9,342)        (5,847)
 Additions to investments in unconsolidated joint ventures                              ---         (4,270)          (130)
 Additions to deferred lease costs                                                   (1,973)        (1,576)        (1,630)
 Net proceeds from sale of real estate                                               20,416          8,671         21,435
 Increase (decrease) in escrow from rental property sale                                ---          4,008         (4,008)
 Other                                                                                  ---             (2)           797
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                              2,607       (327,068)       (26,883)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Cash dividends paid                                                                (33,815)       (25,101)       (21,958)
 Distributions to consolidated joint venture minority interest                      (22,619)           ---            ---
 Distributions to operating partnership minority interest                            (7,554)        (7,453)        (7,424)
 Net proceeds from sale of common shares                                             13,173         87,992         27,960
 Contributions from minority interest partner in consolidated joint venture             ---        217,207            ---
 Proceeds from issuance of debt                                                      88,600        133,631        126,320
 Repayments of debt                                                                (138,406)      (136,574)      (139,510)
 Additions to deferred financing costs                                                 (701)          (672)          (429)
 Payments for redemption of preferred shares                                            ---           (372)           ---
 Proceeds from exercise of share and unit options                                     8,166         20,613          2,794
------------------------------------------------------------------------------------------------------------------------
     Net cash (used in)provided by financing activities                             (93,156)       289,271        (12,247)
------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase  in cash and cash equivalents                                (5,733)         8,764            557
Cash and cash equivalents, beginning of year                                          9,836          1,072            515
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                              $ 4,103        $ 9,836        $ 1,072
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization of the Company

Tanger Factory Outlet Centers, Inc., a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"), develops, owns and operates factory outlet centers. We are recognized as one of the largest owners and operators of factory outlet centers in the United States with ownership interests in or management responsibilities for 36 centers in 23 states totaling approximately 8.8 million feet of gross leasable area at the end of 2004. We provide all development, leasing and management services for our centers. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of December 31, 2004, our wholly-owned subsidiaries owned 13,721,508 Units and TFLP owned the remaining 3,033,305 Units. The Operating Partnership and TFLP's Units are exchangeable, subject to certain limitations to preserve our status as a REIT, on a two-for-one basis for our common shares.

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

In 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accountings Standards Board Interpretation No. 46 (Revised 2003): "Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51 ("FIN 46R") which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We are considered the primary beneficiary of our joint venture, COROC Holdings, LLC ("COROC"), under the provisions of FIN 46R. Therefore, the results of operations and financial position of COROC are included in our Consolidated Financial Statements. We have evaluated Deer Park Enterprise, LLC ("Deer Park") and TWMB Associates, LLC ("TWMB") (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Share Split - Our Board of Directors declared a 2 for 1 split of our common shares on November 29, 2004, effected in the form of a share dividend, payable on December 28, 2004. We retained the current par value of $.01 per share for all common shares. All references to the number of shares outstanding, per share amounts and share option data of our common shares have been restated to reflect the effect of the split for all periods presented. Shareholders' equity reflects the split by reclassifying from additional paid-in capital to common shares an amount equal to the par value of the additional shares arising from the split.

Minority Interests - "Minority Interest Operating Partnership" reflects TFLP's percentage ownership of the Operating Partnership's Units. Income is allocated to the TFLP based on its respective ownership interest. "Minority interest Consolidated Joint Venture" reflects our partner's ownership interest in the COROC joint venture which is consolidated under the provisions of FIN 46R.

Related Parties - We account for related party transactions under the guidance of Statement of Financial Accounting Standards No. 57 "Related Party Disclosures". TFLP (Note 1) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.6, $7.5 and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Footnote 5.

Reclassifications - Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

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

In accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"), we allocate the purchase price of material acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2004, 2003 and 2002 amounted to $201,000, $141,000 and $172,000, respectively and development costs capitalized amounted to $684,000, $479,000 and $467,000, respectively. Depreciation expense for each of the years ended December 31, 2004, 2003 and 2002 was $38,968,000, $27,211,000 and $26,906,000, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to rental property under construction when the pre-construction tasks are completed. Costs of unsuccessful pre-construction efforts are charged to operations when the project is abandoned.

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

Guarantees of Indebtedness - In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered into or modified after December 31, 2002. Based on this criterion, the guarantee of indebtedness by us in Deer Park (Note 5) is accounted for under the provisions of FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Deer Park joint venture's debt as a debit to our investment in Deer Park and a credit to a liability of approximately $121,000. We have elected to account for the release from obligation under the guarantee by the straight-line amortization method over the life of the guarantee. The value of the guarantee was $48,000 and $109,000 at December 31, 2004 and 2003, respectively.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. We believe that no material impairment existed at December 31, 2004.

Real estate assets designated as held for sale are stated at their fair value less costs to sell. We classify real estate as held for sale when it meets the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") and our Board of Directors approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of newly designated real estate assets held for sale and for assets sold are included in discontinued operations in our results of operations.

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

Income Taxes - We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code (the "Code"). A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders. Accordingly, no provision has been made for Federal income taxes. We paid preferred dividends per share of $13.21, and $22.05, in 2003 and 2002, respectively, all of which are treated as ordinary income except for the 2002 dividend of which $.02 was treated as a long-term capital gain. For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the year ended December 31, 2002, we elected to distribute all of our taxable capital gains. Dividends per share were taxable as follows:

Common dividends per share:                   2004        2003         2002
------------------------------------ -------------- ----------- ------------
Ordinary income                             $ .448      $ .270       $ .367
Return of capital                             .797        .959         .845
Long-term capital gain                         ---         ---         .012
------------------------------------ -------------- ----------- ------------
                                            $1.245      $1.229       $1.224
------------------------------------ -------------- ----------- ------------

The following reconciles net income available to common shareholders to taxable income available to common shareholders for the years ended December 31, 2004, 2003 and 2002:

                                                     2004         2003           2002
----------------------------------------------- ------------ ------------- --------------
Net income available to common shareholders        $7,046     $ 12,043        $ 9,236
Book/tax difference on:
  Depreciation and amortization                       356         (474)        (1,092)
  Loss on sale or disposal of real estate          (1,180)      (2,470)        (1,580)
  COROC income allocation                           6,237           ---            ---
  Stock option compensation                        (3,782)      (6,689)          (407)
  Other differences                                 1,287          (31)          (542)
----------------------------------------------- ------------ ------------- --------------
Taxable income available to common shareholders   $ 9,964      $ 2,379        $ 5,615
----------------------------------------------- ------------ ------------- --------------

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2004, 2003 or 2002.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2004, 2003 and 2002 amounted to $11,918,000, $4,345,000 and $3,310,000, respectively. Interest paid, net of interest capitalized, in 2004, 2003 and 2002 was $36,735,000, $24,906,000 and $27,512,000, respectively.

Non cash financing activities that occurred during 2003 included the assumption of mortgage debt in the amount of $198,258,000, including a premium of $11,852,000 related to the acquisition of the Charter Oak portfolio by COROC. Also, in 2003 and as discussed in Note 10, we converted 78,701 of our Preferred Shares into 1,418,156 of our Common Shares.

Accounting for Stock Based Compensation - The Company may issue non-qualified share options and other share-based awards under the Amended and Restated Incentive Award Plan ("the Incentive Award Plan"). Prior to 2003, this plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No share-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS 123" ("FAS 148"), compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with this adoption method under FAS 148, results for prior periods have not been restated. See Note 13 for an illustration of the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in 2002.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R (Revised), "Share-Based Payment" ("FAS 123R"). FAS 123R is a revision of FAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. FAS 123R should have no affect on our results of operations as we adopted its requirements effective January 1, 2003 as described above.

3.   Acquisitions and Development of Rental Properties

In January 2003, we acquired a 29,000 square foot, 100% leased expansion located contiguous to our existing factory outlet center in Sevierville, Tennessee at a purchase price of $4.7 million. Construction of an additional 35,000 square foot expansion of the center was completed during the third quarter of 2003 and opened 100% occupied. The cost of the expansion was approximately $4 million. The Sevierville center now totals approximately 419,000 square feet.

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

4.   Investments in Consolidated Real Estate Joint Ventures

COROC Holdings, LLC

In December 2003 we completed the acquisition of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet which is consolidated for financial reporting purposes under the provisions of FIN 46R. We and an affiliate of Blackstone Real Estate Advisors ("Blackstone") acquired the portfolio through a joint venture in the form of a limited liability company, COROC, for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We financed the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003.

We have joint control with Blackstone over major decisions. If Blackstone does not receive an annual minimum cash return of 6% on their invested capital during any of the first three years and 7% in any year thereafter, Blackstone shall gain the right to become the sole managing member of the joint venture with complete authority to act for the joint venture, including the ability to dispose of one or more of the joint venture properties to a third party. Based on current available cash flows from the properties, we do not believe there is a significant risk of default under this provision.

We provide operating, management, leasing and marketing services to the properties and earn an annual management and leasing fee equal to $1.00 per square foot of gross leasable area. We may also earn an additional annual incentive fee of up to approximately $800,000 if certain annual increases in the net operating income are met on an annual basis. These fees are payable prior to, and are not subordinate to, any member distributions that may be required. Blackstone shall have the right to terminate the management agreement for the joint venture if it does not receive its minimum cash return as described above.

After an initial 42-month lock-up period, either party can enter into an agreement for the sale the Charter Oak portfolio, subject to a right of first offer of the other party to acquire the entire portfolio.

During the operation of the joint venture, Blackstone will receive a preferred cash distribution of 10% on their invested capital. We will then receive a preferred cash distribution of 10% on our invested capital. Any remaining cash flows from ongoing operations will be distributed one-third to Blackstone and two-thirds to us.

Upon exit or the sale of the properties, to the extent that cash is available, Blackstone will first receive a distribution equal to their invested capital and any unpaid preferred cash distribution. We will then receive any unpaid preferred cash distribution. Blackstone will then receive an additional 2% annual preferred cash distribution. We will then receive a distribution equal to our invested capital and an additional 2% annual preferred cash distribution. Finally, any remaining proceeds will be distributed one-third to Blackstone and two-thirds to us.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 19, 2003, the date of acquisition (in thousands).


---------------------------------------------------------- ---------------------
Rental property                                                       $ 454,846
Deferred lease costs and other intangibles:
    Below market lease value                                               (878)
    Lease in place value                                                 56,856
    Present value of lease costs                                          2,103
    Present value of legal costs                                          1,902
---------------------------------------------------------- ---------------------
        Total deferred lease costs and other intangibles                 59,983
Other assets                                                              3,285
---------------------------------------------------------- ---------------------
Subtotal                                                                518,114
Debt (including debt premium of $11,852)                               (198,258)
---------------------------------------------------------- ---------------------
Net assets acquired                                                   $ 319,856
---------------------------------------------------------- --------------------
The total deferred lease costs and other intangibles in the table above have a weighted average useful life of 8.6 years.

The following table reconciles the purchase price of $491 million to the total assets recorded (in thousands):

---------------------------------------------------------- ---------------------
Purchase price                                                        $ 491,000
Acquisition costs                                                        15,262
Debt premium                                                             11,852
---------------------------------------------------------- ---------------------
Total                                                                 $ 518,114
---------------------------------------------------------- ---------------------

The following condensed pro forma (unaudited) information assumes the acquisition had occurred as of the beginning of each respective period and that the issuance of 4.6 million common shares also occurred as of the beginning of each respective period (in thousands except per share data):

                                                          For the Year Ended
                                                            December 31,
                                                         2003            2002
---------------------------------------------- --------------- ---------------

Revenues                                            $ 190,844       $ 182,476
---------------------------------------------- --------------- ---------------

Net income                                            $ 6,380         $ 4,963
---------------------------------------------- --------------- ---------------
Basic earnings per share:
Net income                                            $   .23         $   .15
Weighted average common shares outstanding             24,500          21,244
---------------------------------------------- --------------- ---------------

Diluted earnings per share:
Net income                                            $   .22         $   .15
Weighted average common shares outstanding             24,964          21,628
---------------------------------------------- --------------- ---------------

5.   Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of December 31, 2004 and 2003 was $6.7 million and $7.5 million, respectively. These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture's income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are included in other assets and are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB. The following management, leasing and development fees were recognized from services provided to TWMB during the year ended December 31, 2004, 2003 and 2002 (in thousands):

                                                     Year Ended
                                                    December 31,

                                           2004         2003        2002
----------------------------------- ------------ ------------ ------------
Fee:
   Management                              $288        $ 174        $74

   Leasing                                  212          214        259

   Development                               28            9         76
----------------------------------- ------------ ------------ ------------
Total Fees                                 $528        $ 397       $409
----------------------------------- ------------ ------------ ------------

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

TWMB Associates, LLC

In September 2001, we established TWMB to construct and operate the Tanger Outlet Center in Myrtle Beach, South Carolina. The Company and Rosen-Warren each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened with approximately 260,000 square feet. Since 2002 we have opened two additional phases with the final one opening in the summer of 2004. Total additional equity contributions for the second and third phases were $2.8 million by each partner. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants. The center cost approximately $51.1 million to construct.

In conjunction with the construction of the center, TWMB closed on a construction loan in the amount of $36.2 million with Bank of America, NA (Agent) and Wachovia Corporation due in September 2005. As of December 31, 2004 the construction loan had a balance of $35.1 million. In August of 2002, TWMB entered into an interest rate swap agreement with Bank of America, NA effective through August 2004 with a notional amount of $19 million. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by Rosen-Warren and the Company.

TWMB has a commitment letter from Bank of America for permanent financing with the center serving as collateral. The loan is expected to be $36.8 million with a variable interest rate of LIBOR plus 1.40%. The term is for five years with interest payments only and may be extended for an additional two years. There are no guarantees associated with the debt. We expect to close on the permanent financing during the first half of 2005.

Deer Park Enterprise, LLC

During the third quarter of 2003, we established a wholly owned subsidiary, Tanger Deer Park, LLC ("Tanger Deer Park"). In September 2003, Tanger Deer Park entered into a joint venture agreement with two other members to create Deer Park. All members in the joint venture have an equal ownership interest of 33.33%. Deer Park was formed for the purpose of, but not limited to, developing a site located in Deer Park, New York with approximately 790,000 square feet planned at total buildout. We expect the site will contain both outlet and big box retail tenants.

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

In October 2003, Deer Park entered into a sale-leaseback transaction for the above mentioned real estate located in Deer Park, New York. The agreement consisted of the sale of the property to Deer Park for $29 million which is being leased back to the seller under an operating lease agreement. In November 2004, the tenant gave notice (within the terms of the lease) that they intend to vacate the facility in May 2005, thus ending the existing operating lease agreement. Under the provisions of FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects", current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues, over the life of the lease until such time that the current project is demolished and the intended assets are constructed.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets
 - Unconsolidated Joint Ventures:                          2004           2003
------------------------------------------------ --------------- --------------
Assets:
    Investment properties at cost, net                  $69,865        $63,899
    Cash and cash equivalents                             2,449          4,145
    Deferred charges, net                                 1,973          1,652
    Other assets                                          2,826          3,277
------------------------------------------------ --------------- --------------
        Total assets                                    $77,113        $72,973
------------------------------------------------ --------------- --------------
Liabilities and Owners' Equity:
    Mortgage payable                                    $59,708        $54,683
    Construction trade payables                             578          1,164
    Accounts payable and other liabilities                  702            564
------------------------------------------------ --------------- --------------
        Total liabilities                                60,988         56,411
    Owners' equity                                       16,125         16,562
------------------------------------------------ --------------- --------------
        Total liabilities and owners' equity            $77,113        $72,973
------------------------------------------------ --------------- --------------


Summary Statement of Operations
 - Unconsolidated Joint Ventures:                                  2004           2003           2002
-------------------------------------------------------- --------------- -------------- --------------

Revenues                                                         $9,821         $8,178         $4,119
-------------------------------------------------------- --------------- -------------- --------------

Expenses:
   Property operating                                             3,539          2,972          1,924
   General and administrative                                        31             47             13
   Depreciation and amortization                                  2,742          2,292            884
-------------------------------------------------------- --------------- -------------- --------------
        Total expenses                                            6,312          5,311          2,821
-------------------------------------------------------- --------------- -------------- --------------
Operating income                                                  3,509          2,867          1,298
Interest expense                                                  1,532          1,371            578
-------------------------------------------------------- --------------- -------------- --------------
Net income                                                       $1,977         $1,496          $ 720
-------------------------------------------------------- --------------- -------------- --------------

Tanger Factory Outlet Centers, Inc. share of:
-------------------------------------------------------- --------------- -------------- --------------
Net income                                                     $  1,042          $ 819          $ 392
Depreciation (real estate related)                               $1,334         $1,101          $ 422
-------------------------------------------------------- --------------- -------------- --------------

6.   Disposition of Properties

In September 2004, we completed the sale of our property located in Dalton, Georgia. Net proceeds received from the sale of the property were approximately $11.1 million. We recorded a loss on sale of real estate of approximately $3.5 million, which is included in discontinued operations for the year ended December 31, 2004.

In June 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire. Net proceeds received from the sales of these properties were approximately $6.5 million. We recorded a gain on sale of real estate of approximately $2.1 million, which is included in discontinued operations for the year ended December 31, 2004.

Throughout 2004, we sold five outparcels of land at various properties in our portfolio. These sales totaled $2.9 million in net proceeds. Gains of $1.5 million were recorded in other income for the year ended December 31, 2004.

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

Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

Summary Statements of Operations -
Disposed Properties:

                                                         2004           2003              2002
--------------------------------------------------- ------------ -------------- -----------------

Revenues:
 Base rentals                                         $ 1,452        $ 3,763           $ 5,868
 Percentage rentals                                         4             28                32
 Expense reimbursements                                   618          1,569             2,307
 Other income                                              28            108               101
--------------------------------------------------- ------------ -------------- -----------------
       Total revenues                                   2,102          5,468             8,308
--------------------------------------------------- ------------ -------------- -----------------
Expenses:
 Property operating                                       763          2,145             2,910
 General and administrative                                 9             12                17
 Depreciation and amortization                            553          1,466             1,941
--------------------------------------------------- ------------ -------------- -----------------
       Total expenses                                   1,325          3,623             4,868
--------------------------------------------------- ------------ -------------- -----------------
Discontinued operations before gain (loss)
 on sale of real estate                                   777          1,845             3,440
Gain on sale of outparcels                                ---            ---               561
Gain (loss) on sale of real estate                     (1,460)          (147)            1,702
--------------------------------------------------- ------------ -------------- -----------------
Discontinued operations before
 minority interest                                      (683)          1,698             5,703

Minority interest                                        121            (381)           (1,523)
--------------------------------------------------- ------------ -------------- -----------------
Discontinued operations                               $ (562)        $ 1,317           $ 4,180
--------------------------------------------------- ------------ -------------- -----------------

7.   Deferred Charges

Deferred charges as of December 31, 2004 and 2003 consists of the following (in thousands):

                                                     2004            2003
------------------------------------------- -------------- ---------------
Deferred lease costs and other intangibles       $ 78,713        $ 76,191
Deferred financing costs                            9,728           9,027
------------------------------------------- -------------- ---------------
                                                   88,441          85,218
Accumulated amortization                          (29,590)        (16,650)
------------------------------------------- -------------- ---------------
                                                 $ 58,851        $ 68,568
------------------------------------------- -------------- ---------------

Amortization of deferred lease costs and other intangibles for the years ended December 31, 2004, 2003 and 2002 was $11,700,000, $2,162,000 and $1,739,000,
respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2004, 2003 and 2002 was $1,454,000, $1,304,000 and
$1,209,000, respectively.

8.   Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following (in thousands):
                                                                                 2004            2003
------------------------------------------------------------------------- -------------- ---------------
Senior, unsecured notes:
  7.875% Senior, unsecured notes, matured October 2004                    $       ---        $ 47,509
  9.125% Senior, unsecured notes, maturing February 2008                      100,000         100,000
Unsecured note:
  LIBOR plus 1.75%, maturing March 2006                                        53,500             ---
Mortgage notes with fixed interest:
  9.77%, maturing April 2005                                                   13,807          14,179
  9.125%, maturing September 2005                                               7,291           7,812
  4.97%, maturing July 2008, including net premium of $9,346 and
      $11,852, respectively                                                   192,681         198,258
  7.875%, maturing April 2009                                                  60,408          61,690
  7.98%, maturing April 2009                                                   18,433          18,746
  8.86%, maturing September 2010                                               15,722          15,975
Mortgage notes with variable interest:
  LIBOR plus 1.75%, refinanced in 2004                                            ---          53,500
Revolving lines of credit with variable interest rates ranging from either prime to prime + .50% or from LIBOR plus
  1.35% to LIBOR plus 1.50%                                                    26,165          22,650
------------------------------------------------------------------------- -------------- ---------------
                                                                            $ 488,007       $ 540,319
------------------------------------------------------------------------- -------------- ---------------


During 2004, we retired $47.5 million, 7.875% unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the acquisition of the Charter Oak Partners' portfolio, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. The premium had a value of $9.3 million as of December 31, 2004.

The Dalton, Georgia property as mentioned above in Footnote 6 served as collateral in a cross-collateralized mortgage with John Hancock Life Insurance Company ("John Hancock") along with several other properties. Upon its disposition, the Dalton property was released as collateral and replaced with a $6.4 million standby letter of credit issued by Bank of America. The letter of credit includes an issuance fee of 1.25% annually. The required amount of the letter of credit decreases ratably over the remaining term of the John Hancock mortgage which matures in April 2009. Throughout the term of the letter of credit, its required amount serves as a reduction in the amount available under our unsecured $50 million line of credit with Bank of America.

During 2004, we obtained an additional $25 million unsecured line of credit from Citicorp North America, Inc., a subsidiary of Citigroup; bringing the total committed unsecured lines of credit to $125 million. In addition, we completed the extension of the maturity dates on all of our lines of credit with Bank of America, Wachovia Corporation, Wells Fargo Bank and Citigroup until June of 2007. Amounts available under these facilities at December 31, 2004 totaled $92.5 million. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $551.0 million at December 31, 2004, serve as collateral for the fixed and variable rate mortgages.

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

Maturities of the existing long-term debt are as follows ($ in thousands):

                  Year                                Amount
                  ----------------------------- -------------
                  2005                              $ 26,418
                  2006                                59,215
                  2007                                32,305
                  2008                               275,223
                  2009                                71,441
                  Thereafter                          14,059
                  ----------------------------- -------------
                  Subtotal                           478,661
                  Net premium                          9,346
                  ----------------------------- -------------
                  Total                             $488,007
                  ----------------------------- -------------


9.   Derivatives and Fair Value of Financial Instruments

In August 2004, TWMB's $19 million interest rate swap agreement with Bank of America, NA expired as scheduled. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%.

In January 2003, our interest rate swap agreement originally entered into during 2000 with a notional amount of $25 million that fixed the 30 day LIBOR index at 5.97% expired as scheduled.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2004 and 2003, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $508.5 and $571.5 million, respectively.

10.  Shareholders' Equity

In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to fund our portion of the equity required to acquire the Charter Oak portfolio of outlet shopping centers as mentioned in Note 4 above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment.

In September 2002, we completed a public offering of 2.0 million common shares at a price of $14.625 per share, receiving net proceeds of approximately $28.0 million. The net proceeds were used, together with other available funds to acquire the Kensington Valley Factory Shops in Howell, Michigan mentioned in
Note 3 above, reduce the outstanding balance on our lines of credit and for general corporate purposes.

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

In lieu of receiving the cash redemption price, holders of the Depositary Shares, at their option, could exercise their right to convert each Depositary Share into 1.802 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Preferred Shares, that were converted to common shares did not receive accrued and unpaid dividends, if any, but were entitled to receive common dividends declared after the date on which the Depositary Shares were converted to common shares.

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

In total, 787,008 of the Depositary Shares were converted into 1,418,156 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $372,000, from cash flows from operations.

11.   Shareholders' Rights Plan

On July 30, 1998, our Board of Directors declared a distribution of one Preferred Share Purchase Right (a "Right") for each then outstanding common share to shareholders of record on August 27, 1998, directed and authorized the issuance of one Right with respect to each common share which shall become outstanding prior to the occurrence of certain specified events, and directed that proper provision shall be made for the issuance of Rights to the holders of the Operating Partnership's units upon the occurrence of specified events. The Rights are exercisable only if a person or group acquires 15% or more of our outstanding common shares or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common shares. Each Right entitles shareholders to buy one-hundredth of a share of a new series of Junior Participating Preferred Shares at an exercise price of $120, subject to adjustment.

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

12.  Earnings Per Share

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the years ended December 31, 2004, 2003 and 2002 is set forth as follows (in thousands, except per share amounts):

                                                                           2004             2003          2002
------------------------------------------------------------------- ------------ ---------------- -------------
NUMERATOR:
   Income from continuing operations                                     $7,608          $11,532       $ 6,827
   Less applicable preferred share dividends                                --              (806)       (1,771)
------------------------------------------------------------------- ------------ ---------------- -------------
   Income from continuing operations available
     to common shareholders - basic and diluted                           7,608           10,726         5,056
   Discontinued operations                                                 (562)           1,317         4,180
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income available to common shareholders-
     basic and diluted                                                   $7,046          $12,043       $ 9,236
------------------------------------------------------------------- ------------ ---------------- -------------
DENOMINATOR:
   Basic weighted average common shares                                  27,044           20,103        16,645
   Effect of outstanding share and unit options                             187              463           384
   Effect of unvested restricted share awards                                30              ---           ---
------------------------------------------------------------------- ------------ ---------------- -------------
   Diluted weighted average common shares                                27,261           20,566        17,029
------------------------------------------------------------------- ------------ ---------------- -------------

Basic earnings per common share:
   Income from continuing operations                                      $ .28            $ .53         $ .30
   Discontinued operations                                                 (.02)             .07           .25
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                          $    .26          $   .60         $ .55
------------------------------------------------------------------- ------------ ---------------- -------------

Diluted earnings per common share:
   Income from continuing operations                                      $ .28          $   .52         $ .30
   Discontinued operations                                                 (.02)             .07           .24
------------------------------------------------------------------- ------------ ---------------- -------------
   Net income                                                             $ .26            $ .59         $ .54
------------------------------------------------------------------- ------------ ---------------- -------------

Options to purchase common shares excluded from the computation of diluted earnings per share during 2004 and 2002 because the exercise price was greater than the average market price of the common shares totaled approximately 1,000 and 470,000 shares, respectively. During 2003 there were no options excluded from the computation. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the Units held by TFLP as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership Unit is equivalent to earnings allocated to a common share.

13.  Employee Benefit Plans

During the second quarter of 2004, the Board of Directors approved amendments to the Company's Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership's Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated
Incentive Award Plan. The Incentive Award Plan was approved by a vote of shareholders at our Annual Shareholders' Meeting. The Board of Directors approved the grant of 212,250 restricted common shares to the independent directors and certain executive officers in April 2004. As a result of the granting of the restricted common shares, we recorded a charge to deferred compensation of $4.1 million in the shareholders' equity section of the consolidated balance sheet. During 2004 we recognized expense related to the amortization of the deferred compensation of approximately $1.3 million in accordance with the vesting schedule of the restricted shares.

We may issue up to 6.0 million shares under the Incentive Award Plan. We have granted 3,620,880 options, net of options forfeited, and 212,250 restricted share awards through December 31, 2004. Under the plan, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and Unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Units received upon exercise of Unit options are exchangeable for common shares.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards for the years ended December 31, 2004, 2003 and 2002 (in thousands except per share data):

                                                                         2004          2003        2002
    -------------------------------------------------------------- ------------ ------------ ------------
    Net income                                                          $7,046     $ 12,849      $11,007

    Add: Share-based employee compensation expense
         included in net income, net of minority interest
         of $41 and $22                                                    184           80          ---

    Less: Total share based employee compensation expense
         determined under fair value based method for all
         awards, net of minority interest of ($41), ($22) and
         ($44), respectively                                              (184)         (80)        (127)
    -------------------------------------------------------------- ------------ ------------ ------------
    Pro forma net income                                                 7,046     $ 12,849      $10,880
    -------------------------------------------------------------- ------------ ------------ ------------
    Earnings per share:
         Basic - as reported                                              $.26         $.60         $.55
         Basic - pro forma                                                 .26          .60          .54

         Diluted - as reported                                            $.26         $.59         $.54
         Diluted - pro forma                                               .26          .59          .53
    -------------------------------------------------------------- ------------ ------------ ------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2004: expected dividend yield ranging from 5.5% to 6.5%; expected life of 7 years; expected volatility of 23%; and risk-free interest rates ranging from 3.71% to 3.99%. There were no option grants in 2003 and 2002.

Options outstanding at December 31, 2004 have exercise prices between $9.3125 and $23.625, with a weighted average exercise price of $17.19 and a weighted average remaining contractual life of 7.79 years.

A summary of the status of the plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the table and narrative below:

                                                 2004                         2003                        2002
                                          --------------------       -----------------------    ---------------------
                                           Shares     Wtd Avg         Shares     Wtd Avg         Shares     Wtd Avg
                                                      Ex Price                   Ex Price                   Ex Price
------------------------------------- ------------- ------------- ------------ -------------- ----------- -----------
Outstanding at beginning                   855,120     $ 12.72      2,637,400     $ 11.95     2,911,660    $ 11.86
   of year
Granted                                    605,400       19.45            ---         ---           ---        ---
Exercised                                 (619,480)      13.18     (1,781,080)      11.58      (255,240)     10.95
Forfeited                                  (22,920)      18.69         (1,200)       9.32       (19,020)     12.73
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Outstanding at end of year                  818,120    $ 17.19        855,120       $ 12.72     2,637,400   $ 11.95
------------------------------------- -------------- ---------- -------------- ------------- ------------- ----------
Exercisable at end of year                  144,920    $ 12.88        586,120       $ 14.02     2,097,760   $ 12.23
Weighted average fair value
   of options granted                         $2.18                     $ ---                      $ ---


We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years 2004, 2003 and 2002 was immaterial.

14.  Other Comprehensive Income

We account for derivative instruments under the guidance of FAS 133. In January 2003, an interest rate swap agreement with a notional amount of $25 million, designated as a cash flow hedge in accordance with the provisions of FAS 133, expired as scheduled. Upon expiration, the fair market value recorded on the balance sheet as a liability in accounts payable and accrued expenses was adjusted to zero through accumulated other comprehensive income. TWMB's interest rate swap agreement expired as scheduled during the third quarter of 2004. It had also been designated as a cash flow hedge and carried on its respective balance sheet at fair value.

Total comprehensive income for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                                                 2004           2003            2002
----------------------------------------------------------------------- -------------- -------------- ---------------
Net income                                                                     $7,046        $12,849        $ 11,007
----------------------------------------------------------------------- -------------- -------------- ---------------
   Other comprehensive income:
     Change in fair value of our portion of TWMB cash
        flow hedge, net of minority interest of $37, $12 and ($37)                45              44            (102)
     Change in fair value of cash flow hedge,
         net of minority interest of $24 and $232                                ---              74             643
----------------------------------------------------------------------- -------------- -------------- ---------------
         Other comprehensive income                                               45             118             541
----------------------------------------------------------------------- -------------- -------------- ---------------
Total comprehensive income                                                   $ 7,091        $ 12,967         $11,548
----------------------------------------------------------------------- -------------- -------------- ---------------

15.  Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                        2004         2003         2002
------------------------------- ------------- ------------ ------------
Advertising and promotion           $ 15,455     $ 10,006      $ 9,178
Common area maintenance               25,345       14,988       12,740
Real estate taxes                     12,537        9,041        8,074
Other operating expenses               6,422        4,933        3,592
------------------------------- ------------- ------------ ------------
                                    $ 59,759     $ 38,968     $ 33,584
------------------------------- ------------- ------------ ------------

16.  Lease Agreements

We are the lessor of a total of 1,988 stores in our 32 consolidated factory outlet centers, under operating leases with initial terms that expire from 2005 to 2021. Most leases are renewable for five years at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

                       2005                           $ 114,232
                       2006                              90,321
                       2007                              68,151
                       2008                              47,011
                       2009                              30,531
                       Thereafter                        34,424
                       -------------------- --------------------
                                                      $ 384,670
                       -------------------- --------------------

17.      Commitments and Contingencies

We purchased the rights to lease land on which two of the outlet centers are situated for $1,536,000. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods, respectively. Accumulated amortization was $811,000 and $762,000 at December 31, 2004 and 2003, respectively.

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2005 to 2085. Annual rental payments for these leases totaled approximately $2,927,000, $2,572,000 and $2,437,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

               2005                             $ 3,101
               2006                               3,050
               2007                               2,907
               2008                               2,596
               2009                               2,242
               Thereafter                        85,444
               ------------------- ---------------------
                                               $ 99,340
               ------------------- ---------------------

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

18.  Subsequent Events

On February 24, 2005, we completed the sale of our property located in Seymour, Indiana. Net proceeds received from the sale of the property were approximately $1.9 million. We recorded a loss on sale of real estate of approximately $4.7 million. We retained the excess land and outparcels which were part of the original purchase of the Seymour property. No impairment charges were previously recognized since this land is deemed to have a fair value in excess of the loss recognized from the sale of the shopping center. Accordingly, the sale of the shopping center was recorded as a loss on sale of real estate and will be reflected in discontinued operations in our results of operations in the first quarter of 2005.

On March 1, 2005, our Board of Directors declared a $.3225 cash dividend per common share payable on May 16, 2005 to each shareholder of record on April 29, 2005, and caused a $.645 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest, TFLP.

19.  Quarterly Financial Data (Unaudited)

We have restated previously reported quarterly financial results for the years ended December 31, 2004 and December 31, 2003 to give effect to the reclassification of revenues, expenses and gains or losses on sales of real estate to discontinued operations based upon the adoption of FAS 144 for the sale of real estate with separate, identifiable cash flows. The following table sets forth summary quarterly financial information for the years ended December 31, 2004 and 2003 (unaudited and in thousands, except per common share data).

                                                          Year Ended December 31, 2004
                                First Quarter            Second Quarter          Third Quarter     Fourth Quarter
                                -------------            --------------          -------------     --------------
                             Previously   As          Previously   As
                             Reported    Restated     Reported     Restated       As Reported      As Reported
                            ------------ ---------- ------------- ----------- -- -------------- ------------------
            Total revenues      $45,779    $44,907      $ 48,965    $ 48,397          $ 49,044        $ 52,205

    Income from continuing
                operations        1,012        719         1,979       1,815               770           4,304
                Net income        1,012      1,012         3,745       3,745           (2,015)           4,304

            Basic earnings
                per share:
               Income from
     continuing operations          .04        .03           .07         .07               .03             .16
                Net income          .04        .04           .14         .14             (.07)             .16

          Diluted earnings
                per share:
               Income from
     continuing operations          .04        .03           .07         .07               .03             .16
                Net income          .04        .04           .14         .14             (.07)             .16
(1)  Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

                                                            Year Ended December 31, 2003
                                 First Quarter             Second Quarter           Third Quarter         Fourth Quarter
                                 -------------             --------------           -------------         --------------
                             Previously   As Restated  Previously   As Restated                     Previously   As Restated
                             Reported                  Reported                     As Reported     Reported
                            ------------ ------------ ------------ -------------  -------------- ------------- ------------
            Total revenues     $ 28,665     $ 27,639     $ 28,872      $ 28,204        $ 28,966      $ 34,167     $ 33,250

    Income from continuing
                operations        2,187        1,832        2,758         2,515           3,140         4,339        4,044
                Net income        2,191        2,191        2,307         2,307           3,520         4,831        4,831

            Basic earnings
                per share:
               Income from
     continuing operations          .10          .08          .12           .11             .15           .19          .18
                Net income          .10          .10          .10           .10             .17           .22          .22

          Diluted earnings
                per share:
               Income from
     continuing operations          .09          .07          .12           .11             .15           .19          .18
                Net income          .09          .09          .10           .10             .17           .22          .22
(1)  Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.
and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated March 14, 2005 appearing in the 2004 Form 10-K of Tanger Factory Outlet Centers, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 14, 2005

              TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2004 (In thousands)

              Description                                                     Costs Capitalized
                                                                                Subsequent to          Gross Amount Carried at Close
                                                         Initial cost to         Acquisition                    of Period
                                                            Company             (Improvements)                  12/31/04 (1)
---------------------------------------- ------------ --------------------- ----------------------- --------------------------------

                                                                 Building             Building              Building
Outlet Center                            Encumbrances           Improvements         Improvements          Improvements
    Name                  Location            (4)        Land   & Fixtures    Land   & Fixtures     Land   & Fixtures      Total
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Barstow             Barstow, CA                   --    $3,672    $ 12,533    $ ---      $5,149    $3,672      $17,682     $21,354
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Blowing Rock        Blowing Rock, NC         $ 9,366     1,963       9,424      ---       3,023     1,963       12,447      14,410
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Boaz                Boaz, AL                     ---       616       2,195      ---       2,349       616        4,544       5,160
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Branson             Branson, MO                  ---     4,407      25,040      ---       9,124     4,407       34,164      38,571
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Commerce I          Commerce, GA               7,291       755       3,511      492      11,332     1,247       14,843      16,090
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Commerce II         Commerce, GA                 ---     1,262      14,046      541      21,234     1,803       35,280      37,083
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Foley               Foley, AL                 33,719     4,400      82,410      ---         711     4,400       83,121      87,521
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Gonzales            Gonzales, LA                 ---       679      15,895      ---       5,814       679       21,709      22,388
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Hilton Head         Blufton, SC               19,340     9,900      41,504      ---         205     9,900       41,709      51,609
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Howell              Howell, MI                   ---     2,250      35,250      ---       1,162     2,250       36,412      38,662
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Kittery-I           Kittery, ME                6,086     1,242       2,961      229       1,630     1,471        4,591       6,062
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Kittery-II          Kittery, ME                  ---       921       1,835      530         731     1,451        2,566       4,017
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Lancaster           Lancaster, PA             13,807     3,691      19,907      ---      13,266     3,691       33,173      36,864
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Lincoln City        Lincoln City, OR          10,887     6,500      28,673      ---          80     6,500       28,753      35,253
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Locust Grove        Locust Grove, GA             ---     2,558      11,801      ---      10,245     2,558       22,046      24,604
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Myrtle Beach 501    Myrtle Beach, SC          23,941    10,300      57,094      ---         433    10,300       57,527      67,827
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Nags Head           Nags Head, NC              6,356     1,853       6,679      ---       2,665     1,853        9,344      11,197
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
North Branch        North Branch, MN             ---       243       5,644      249       4,139       492        9,783      10,275
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Park City           Park City, UT             13,175     6,900      33,597      ---         528     6,900       34,125      41,025
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Pigeon Forge        Pigeon Forge, TN             ---       299       2,508      ---       2,181       299        4,689       4,988
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Rehoboth            Rehoboth Beach, DE        41,234    20,600      74,209      ---       3,969    20,600       78,178      98,778
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Riverhead           Riverhead, NY                ---       ---      36,374    6,152      75,127     6,152      111,501     117,653
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
San Marcos          San Marcos, TX            36,599     1,801       9,440       16      37,492     1,817       46,932      48,749
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Sanibel             Sanibel, FL                  ---     4,916      23,196      ---       6,405     4,916       29,601      34,517
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Sevierville         Sevierville, TN              ---       ---      18,495      ---      35,038       ---       53,533      53,533
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Seymour             Seymour, IN                  ---     1,590      13,249      ---         749     1,590       13,998      15,588
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Terrell             Terrell, TX                  ---       778      13,432      ---       6,556       778       19,988      20,766
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Tilton              Tilton, NH                13,603     1,800      24,838      ---         641     1,800       25,479      27,279
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Tuscola             Tuscola, IL               21,128     1,600      15,428      ---         178     1,600       15,606      17,206
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
West Branch         West Branch, MI            6,790       319       3,428      120       7,681       439       11,109      11,548
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Westbrook           Westbrook, CT             15,655     6,264      26,991      ---         359     6,264       27,350      33,614
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
Williamsburg        Williamsburg, IA          18,668       706       6,781      716      14,999     1,422       21,780      23,202
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------
                                           $ 297,645  $104,785    $678,368   $9,045    $285,195  $113,830     $963,563  $1,077,393
------------------- -------------------- ------------ --------- ----------- -------- ----------- --------- ------------ -----------

   TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
               For the Year Ended December 31, 2004 (In thousands)
                                  (Continued)

                                                                    Life Used to
                                                                       Compute
                                                                    Depreciation
 Outlet Center                           Accumulated     Date of      in Income
    Name                  Location       Depreciation  Construction   Statement
------------------- -------------------- ------------- ------------- -----------
Barstow             Barstow, CA                $7,055       1995         (2)
------------------- -------------------- ------------- ------------- -----------
Blowing Rock        Blowing Rock, NC            3,085       1997 (3)     (2)
------------------- -------------------- ------------- ------------- -----------
Boaz                Boaz, AL                    2,851       1988         (2)
------------------- -------------------- ------------- ------------- -----------
Branson             Branson, MO                16,026       1994         (2)
------------------- -------------------- ------------- ------------- -----------
Commerce I          Commerce, GA               12,321       1989         (2)
------------------- -------------------- ------------- ------------- -----------
Commerce II         Commerce, GA                7,063       1995         (2)
------------------- -------------------- ------------- ------------- -----------
Foley               Foley, AL                   2,859      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Gonzales            Gonzales, LA               12,331      1992          (2)
------------------- ---------------------------------- ------------- -----------
Hilton Head         Blufton, SC                 1,679      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Howell              Howell, MI                  2,812      2002 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Kittery-I           Kittery, ME                 3,119      1986          (2)
------------------- -------------------- ------------- ------------- -----------
Kittery-II          Kittery, ME                 1,457      1989          (2)
------------------- -------------------- ------------- ------------- -----------
Lancaster           Lancaster, PA              13,360      1994 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Lincoln City        Lincoln City, OR            1,141      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Locust Grove        Locust Grove, GA            9,352      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Myrtle Beach 501    Myrtle Beach, SC            2,014      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Nags Head           Nags Head, NC               2,826      1997 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
North Branch        North Branch, MN            5,947      1992          (2)
------------------- -------------------- ------------- ------------- -----------
Park City           Park City, UT               1,228      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Pigeon Forge        Pigeon Forge, TN            2,976      1988          (2)
------------------- -------------------- ------------- ------------- -----------
Rehoboth            Rehoboth Beach, DE          2,609      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Riverhead           Riverhead, NY              38,401      1993          (2)
------------------- -------------------- ------------- ------------- -----------
San Marcos          San Marcos, TX             16,245      1993          (2)
------------------- -------------------- ------------- ------------- -----------
Sanibel             Sanibel, FL                 5,787      1998 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Sevierville         Sevierville, TN            13,420      1997 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Seymour             Seymour, IN                 7,160      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Terrell             Terrell, TX                 9,939      1994          (2)
------------------- -------------------- ------------- ------------- -----------
Tilton              Tilton, NH                    941      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Tuscola             Tuscola, IL                   687      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
West Branch         West Branch, MI             4,845      1991          (2)
------------------- -------------------- ------------- ------------- -----------
Westbrook           Westbrook, CT               1,236      2003 (3)      (2)
------------------- -------------------- ------------- ------------- -----------
Williamsburg        Williamsburg, IA           11,850      1991          (2)
------------------- -------------------- ------------- ------------- -----------
                                             $224,622
------------------- -------------------- ------------- ------------- -----------

(1)  Aggregate   cost  for  federal   income  tax   purposes  is   approximately
     $1,140,272,000
(2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term
(3)  Represents year acquired
(4) An additional $10,697 encumbrance previously related to our Dalton, Georgia center which was sold during 2004 exists at December 31, 2004 but is secured by a $6.4 million letter of credit, thus bringing our total encumbrances to $308,342

              TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
                           SCHEDULE III - (Continued)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      For the Year Ended December 31, 2004
                                 (In Thousands)

The changes in total real estate for the three years ended December 31, 2004 are as follows:

                                         2004            2003            2002
                                -------------- -------------- ---------------
  Balance, beginning of year       $1,078,553        $622,399        $599,266
  Acquisition of real estate              ---         463,875          37,500
  Improvements                         23,420           9,342           5,324
  Dispositions and other             (24,580)        (17,063)        (19,691)
                                -------------- -------------- ---------------
  Balance, end of year             $1,077,393      $1,078,553        $622,399
                                ============== ============== ===============


The changes in accumulated depreciation for the three years ended December 31, 2004 are as follows:

                                         2004             2003            2002
                                -------------- --------------- ---------------
  Balance, beginning of year        $ 192,698        $ 174,199       $ 148,950
  Depreciation for the period          38,968           27,211          26,906
  Dispositions and other              (7,044)          (8,712)          (1,657)
                                -------------- --------------- ---------------
  Balance, end of year               $224,622         $192,698        $174,199
                                ============== =============== ===============