Form 10-K
period 2005-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2006-03-06
CIK 899715

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 1-11986

TANGER FACTORY OUTLET CENTERS, INC.
(Exact name of Registrant as specified in its charter)

North Carolina
(State or other jurisdiction of
incorporation or organization)

3200 Northline Avenue, Suite 360
Greensboro, NC 27408
(Address of principal executive offices)

56-1815473
(I.R.S. Employer
Identification No.)

(336) 292-3010
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
7.5% Class C Cumulative Preferred Shares,	New York Stock Exchange
Liquidation Preference $25 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting shares held by non-affiliates of the Registrant was approximately $799,184,000 based on the closing price on the New York Stock Exchange for such stock on February 1, 2006.

The number of Common Shares of the Registrant outstanding as of February 1, 2006 was 30,756,716.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 12, 2006.

PART I

Item 1. Business

The Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of December 31, 2005, we owned 31 centers, with a total gross leasable area, or GLA, of approximately 8.3 million square feet. These factory outlet centers were 97% occupied and contained over 1,800 stores, representing approximately 370 store brands. Also, we owned a 50% interest in one center with a GLA of approximately 402,000 square feet and managed for a fee one center with a GLA of approximately 64,000 square feet.

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

We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, or TFLP, holds the remaining units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2005, our wholly-owned subsidiaries owned 15,374,358 units and TFLP owned the remaining 3,033,305 units. Each of TFLP’s units is exchangeable for two of our common shares, subject to certain limitations to preserve our status as a REIT.  As of February 1, 2006, our management beneficially owned approximately 19% of all outstanding common shares (assuming TFLP’s units and the units held by our wholly-owned subsidiaries are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership unit options).

Ownership of our common shares is restricted to preserve our status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of our common shares or 9.8% of our 7.5% Class C Cumulative Preferred Shares, which we refer to as our Class C Preferred Shares. We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our outstanding common shares equal to at least 90% of our taxable income each year.

We are a North Carolina corporation that was formed in March 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-K’s, 10-Q’s, and 8-K’s can be obtained, free of charge, on our website.

Recent Developments

Acquisition of Joint Venture Partner Interest in COROC Holdings, LLC

In November 2005 we completed the acquisition of the final two-thirds interest of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet in which we originally purchased a one-third interest in December 2003. We and an affiliate of Blackstone Real Estate Advisors, or Blackstone, originally acquired the portfolio through a joint venture in the form of a limited liability company, COROC Holdings, LLC, which we refer to as COROC. From December 2003 to November 2005, COROC was consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R. The purchase price for the final two-thirds interest of COROC was $286.0 million, including closing and acquisition costs of $3.5 million.

During 2005, we raised approximately $381.3 million in debt and equity capital, the proceeds of which were used to prepay certain mortgage debt, and an associated prepayment premium, as well as to fund the acquisition of the remaining two-thirds interest in the Charter Oak portfolio, which we also refer to as the COROC acquisition.

3,000,000 Common Share Offering

In September 2005, we completed the issuance of 3.0 million of our common shares at a price of $27.09 per share, receiving net proceeds of approximately $81.1 million. The proceeds were used to temporarily pay down amounts outstanding on our unsecured lines of credit.

Mortgage Repayments

In October 2005, we repaid in full our mortgage debt outstanding with John Hancock Mutual Life Insurance Company totaling approximately $77.4 million, with interest rates ranging from 7.875% to 7.98% and an original maturity date of April 1, 2009. As a result of the early repayment, we recognized a charge for the early extinguishment of the John Hancock mortgage debt of approximately $9.9 million. The charge, which is included in interest expense, was recorded in the fourth quarter of 2005 and consisted of a prepayment premium of approximately $9.4 million and the write-off of deferred loan fees totaling approximately $500,000.

Debt Rating Upgrade

In October 2005, following the early repayment of the John Hancock mortgage debt, Standard & Poor’s Ratings Service announced an upgrade of our senior unsecured debt rating to an investment grade rating of BBB-, citing our progress in unencumbering a number of our properties resulting in over half of our fully consolidated net operating income being generated by unencumbered properties. Moody’s Investors Services had previously announced in June 2005 their upgrade of our senior unsecured debt rating to an investment grade rating of Baa3.

$250 Million Senior Unsecured Note Offering

In November 2005, we closed on $250 million of 6.15% senior unsecured notes, receiving net proceeds of approximately $247.2 million. These ten year notes were issued by the Operating Partnership and were priced at 99.635% of par value. The proceeds were used to fund a portion of the COROC acquisition described above.

2,200,000 Preferred Share Offering

Also in November 2005, we completed the issuance of 2,200,000 Class C Preferred Shares, receiving net proceeds of approximately $53.0 million. The proceeds were used to fund a portion of the COROC acquisition described above.

Locust Grove, Georgia Center Expansion

During September 2005, we completed the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. Tenants within the expansion include Polo/Ralph Lauren, Sketchers, Children's Place and others. The Locust Grove center now totals approximately 294,000 square feet.

Foley, Alabama Center Expansion

During December 2005, we completed the construction of a 21,300 square foot expansion at our center located in Foley, Alabama. Tenants within the expansion include Ann Taylor, Skechers, Tommy Hilfiger and others. The Foley center now totals approximately 557,000 square feet.

Development Projects: Charleston, South Carolina; Wisconsin Dells, Wisconsin; Pittsburgh, Pennsylvania and Deer Park (Long Island), New York

In the fourth quarter of 2005, we met our internal minimum pre-leasing requirement of 50% and closed on the acquisition of the land for a center located near Charleston, South Carolina. Construction is currently taking place and we expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in late 2006.

In March 2005, we established Tanger Wisconsin Dells, LLC, which we refer to as Wisconsin Dells, a joint venture in which we have a 50% ownership interest, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. Construction of the outlet center, which is currently expected to be approximately 265,000 square feet upon total build out, began during the fourth quarter of 2005 upon meeting our internal minimum pre-leasing requirement of 50% with a scheduled opening in the fourth quarter of 2006.

We continue our pre-development and leasing of two previously announced sites located in Pittsburgh, Pennsylvania and Deer Park, New York with expected deliveries in late 2007.

The Factory Outlet Concept

Factory outlets are manufacturer-operated retail stores that sell primarily first quality, branded products at significant discounts from regular retail prices charged by department stores and specialty stores. Factory outlet centers offer numerous advantages to both consumers and manufacturers. Manufacturers selling in factory outlet stores are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Factory outlet centers also typically have lower operating costs than other retailing formats, which enhance the manufacturer’s profit potential. Factory outlet centers enable manufacturers to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, factory outlet centers benefit manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer’s brand name, as is often the case when merchandise is distributed via discount chains.

We believe that factory outlet centers continue to present attractive opportunities for capital investment, particularly with respect to strategic new developments, re-merchandising plans and expansions of existing centers. We believe that under present conditions such development or expansion costs, coupled with current market lease rates, permit attractive investment returns. We further believe, based upon our contacts with present and prospective tenants, that many companies, including prospective new entrants into the factory outlet business, desire to open a number of new factory outlet stores in the next several years, particularly in markets where there are successful factory outlet centers in which such companies do not have a significant presence or where there are few factory outlet centers.

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

Our factory outlet centers range in size from 24,619 to 729,315 square feet of GLA and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our factory outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Our centers are typically situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2006, we had a diverse tenant base comprised of approximately 370 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Coach Leatherware, Brooks Brothers and others. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2005, 2004 and 2003. As of February 1, 2006, our largest tenant, including all of its store concepts, accounted for approximately 7.0% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 89% of our total revenues in 2005. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 11% of 2005 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

Business History

Stanley K. Tanger, the Company’s founder, Chairman and Chief Executive Officer, entered the factory outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our President and Chief Operating Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton Inc., or Tanger/Creighton, which business included the operation of five factory outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton’s factory outlet stores, they recognized that there would be a demand for factory outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

In 1981, Stanley K. Tanger began developing successful factory outlet centers. Steven B. Tanger joined the Company in 1986 and by June 1993, the Tangers had developed 17 centers with a total GLA of approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of factory outlet centers in the country.

Business, Growth and Operating Strategy

BUSINESS STRATEGY

We maintain strong tenant relationships with high volume manufacturers and retailers that have a selective presence in the outlet industry, such as Liz Claiborne, GAP, Banana Republic, Old Navy, Tommy Hilfiger, Polo Ralph Lauren, Nautica, Coach Leatherware, Eddie Bauer, Brooks Brothers, Zales, Nike and others. These relationships help solidify our position in the manufacturer outlet business.

We are a very experienced company within the outlet industry with over 25 years of experience in the sector and over 12 years as a public company. We have a seasoned team of real estate professionals, averaging over 17 years of experience in the outlet industry. We believe our competitive advantage in the manufacturers' outlet business is a result of our experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers.

As of December 31, 2005, our 31 wholly owned properties were 97% occupied with average tenant sales of $320 per square foot. Our properties have had an occupancy rate on December 31st of 95% or greater for the last 25 years. The ability to achieve such a goal is a testament to our tenant relationships and the quality of our centers.

GROWTH STRATEGY

We seek growth through increasing rents in our existing centers, developing new centers, expanding existing centers and acquiring centers.

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

Developing New Centers and Expanding Existing Centers

We believe that there continues to be significant opportunities to develop factory outlet centers across the United States of America. We intend to undertake such development selectively, and believe that we will have a competitive advantage in doing so as a result of our development expertise, tenant relationships and access to capital. We expect that the development of new centers and the expansion of existing centers will continue to be a substantial part of our growth strategy. We believe that our development experience and strong tenant relationships enable us to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

We typically seek opportunities to develop or acquire new centers in locations that have at least 1 million people residing within an hours drive, an average household income within a 30-mile radius of at least $50,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 45,000 cars per day. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. We will vary our minimum conditions based on the particular characteristics of a site, especially if the site is located at or near a tourist destination.

We generally pre-lease at least 50% of the space in each center prior to acquiring the site and beginning construction. Construction of a new factory outlet center has normally taken us nine to twelve months from groundbreaking to the opening of the first tenant store. Construction of expansions to existing properties typically takes less time, usually between six to nine months.

Acquiring Centers

We may selectively acquire individual properties or portfolios of properties that meet our strategic investment criteria as suitable opportunities arise. We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and management experience will allow us to evaluate and execute our acquisition strategy successfully. Furthermore, we believe that we will be able to enhance the operation of acquired properties as a result of our tenant relationships and experience in the outlet industry.

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

Marketing

We develop branded property-specific marketing plans annually to deliver the message of superior outlet brand name assortment, selection and savings. We closely examine our plans each year to ensure we are reaching the right markets and shoppers with the right message to drive traffic to our centers nationwide. Our plans include strategic advertising, enticing promotions, incentives and events to targeted audiences for meaningful and measurable results. Customer satisfaction and retention are always a high priority. The majority of consumer-marketing expenses incurred by the Company are reimbursable by our tenants.

Capital Strategy

We achieve a strong and flexible financial position by: (1) managing our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extending and sequencing debt maturities, (3) managing our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintaining our liquidity by maintaining and using our lines of credit in a conservative manner and (5) preserving internally generated sources of capital by strategically divesting our underperforming assets, maintaining a conservative distribution payout ratio and reinvesting a significant portion of our cash flow into our portfolio.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests. During the third quarter of 2005, we replenished our shelf registration to allow us to issue up to $600 million in either all debt or all equity or any combination thereof. In November 2005, we drew on the shelf registration to finance the COROC acquisition previously discussed using offerings of preferred shares and unsecured debt. As of December 31, 2005, capacity under our shelf registration was approximately $295.0 million.  To generate capital for reinvestment into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

We maintain unsecured, revolving lines of credit that provide for unsecured borrowings up to $150 million at December 31, 2005, an increase of $25 million in capacity from December 31, 2004. We have extended the maturity of our four lines of credit to June 30, 2008. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2006.

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

Tenants of factory outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers be located not less than 10 miles from the nearest major department store or the tenants’ own specialty stores. For this reason, our centers compete only to a very limited extent with traditional malls in or near metropolitan areas.

We compete favorably with two large national owners of factory outlet centers and numerous small owners. During the last several years, the factory outlet industry has been consolidating with smaller, less capitalized operators struggling to compete with, or being acquired by, larger, national factory outlet operators. Since 2000 the number of factory outlet centers in the United States has decreased while the average size factory outlet center has increased. During this period of consolidation, the high barriers to entry in the factory outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new factory outlet centers. This consolidation trend and the high barriers to entry, along with our national presence, access to capital and extensive tenant relationships, have allowed us to grow our business and improve our market position.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters are located. In addition, we rent a regional office in New York City, New York under a lease agreement and sublease agreement, respectively, to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 30 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Specified types and amounts of insurance are required to be carried by each tenant under their lease agreement with us. There are however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of February 1, 2006, we had 189 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 30 business offices. At that date, we also employed 178 part-time employees at various locations.

Item 1A. Risk Factors

Risks Related to our Business

We face competition for the acquisition of factory outlet centers, and we may not be able to complete acquisitions that we have identified.

One component of our business strategy is expansion through acquisitions, and we may not be successful in completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, small owners of factory outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of factory outlet centers and stores. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for factory outlet centers we seek to acquire, and these competitors may succeed in acquiring those factory outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for factory outlet centers may increase in the future, which would increase demand for these factory outlet centers and the prices we must pay to acquire them. If we pay higher prices for factory outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions, and we cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

The economic performance and the market value of our factory outlet centers are dependent on risks associated with real property investments.

Real property investments are subject to varying degrees of risk. The economic performance and values of real estate may be affected by many factors, including changes in the national, regional and local economic climate, inflation, unemployment rates, consumer confidence, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance and increased operating costs.

Our earnings and therefore our profitability is entirely dependent on rental income from real property.

Substantially all of our income is derived from rental income from real property. Our income and funds for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our centers on economically favorable lease terms. In addition, the terms of factory outlet store tenant leases traditionally have been significantly shorter than in other retail segments. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically favorable terms.

We are substantially dependent on the results of operations of our retailers.

Our operations are necessarily subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales of our retail tenants decline sufficiently, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. Any resulting leasing delays, failures to make payments or tenant bankruptcies could result in the termination of such tenants' leases.

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores, and we may not be able to re-lease the resulting vacant space for some time or for equal or greater rent. Such bankruptcy could have a material adverse effect on our results of operations and could result in a lower level of funds for distribution.

We may be subject to environmental regulation.

Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances.

We are required by law to make distributions to our shareholders.

To obtain the favorable tax treatment associated with our qualification as a REIT, generally, we are required to distribute to our common and preferred shareholders at least 90.0% of our net taxable income (excluding capital gains) each year. We depend upon distributions or other payments from our Operating Partnership to make distributions to our common and preferred shareholders.

Our failure to qualify as a REIT could subject our earnings to corporate level taxation.

We believe that we have operated and intend to operate in a manner that permits us to qualify as a REIT under the Internal Revenue Code of 1986, as amended. However, we cannot assure you that we have qualified or will remain qualified as a REIT. If in any taxable year we were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Our failure to qualify for taxation as a REIT would have an adverse effect on the market price and marketability of our securities.

We depend on distributions from our Operating Partnership to meet our financial obligations, including dividends.

Our operations are conducted by our Operating Partnership, and our only significant asset is our interest in our Operating Partnership. As a result, we depend upon distributions or other payments from our Operating Partnership in order to meet our financial obligations, including our obligations under any guarantees or to pay dividends or liquidation payments to our common and preferred shareholders. As a result, these obligations are effectively subordinated to existing and future liabilities of the Operating Partnership. Our Operating Partnership is a party to loan agreements with various bank lenders that require our Operating Partnership to comply with various financial and other covenants before it may make distributions to us. Although our Operating Partnership presently is in compliance with these covenants, we cannot assure you that it will continue to be in compliance and that it will be able to make distributions to us.

We may be unable to develop new factory outlet centers or expand existing factory outlet centers successfully.

We continue to develop new factory outlet centers and expand factory outlet centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

--	significant expenditure of money and time on projects that may be delayed or never be completed;
--	higher than projected construction costs;
--	shortage of construction materials and supplies;
--	failure to obtain zoning, occupancy or other governmental approvals or to the extent required, tenant approvals; and
--	late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

Any or all of these factors may impede our development strategy and adversely affect our overall business.

An uninsured loss or a loss that exceeds the insurance policies on our factory outlet centers could subject us to lost capital or revenue on those centers.

Some of the risks to which our factory outlet centers are subject, including risks of war and earthquakes, hurricanes and other natural disasters, are not insurable or may not be insurable in the future. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the insurance policies noted above or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in and anticipated revenue from one or more of our factory outlet centers, which could adversely affect our results of operations and financial condition, as well as our ability to make distributions to our stockholders.

Under the terms and conditions of our leases, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons and contamination of air, water, land or property, on or off the premises, due to activities conducted in the leased space, except for claims arising from negligence or intentional misconduct by us or our agents. Additionally, tenants generally are required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies acceptable to us. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the leased space. All of these policies may involve substantial deductibles and certain exclusions.

Historically high fuel prices may impact consumer travel and spending habits.

Our markets are currently experiencing historically high fuel prices. Most shoppers use private automobile transportation to travel to our factory outlet centers and many of our centers are not easily accessible by public transportation. Increasing fuel costs may reduce the number of trips to our centers thus reducing the amount spent at our centers. Many of our factory outlet center locations near tourist destinations may experience an even more acute reduction of shoppers if there were a reduction of people opting to drive to vacation destinations. Such reductions in traffic could adversely impact our percentage rents and ability to renew and release space at current rental rates.

Increasing fuel costs may also reduce disposable income and decrease demand for retail products. Such a decrease could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at current rental rates.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments from a Securities Exchange Commission comment letter.

Item 2.  Properties

As of February 1, 2006, our wholly owned portfolio consisted of 30 centers totaling 8.2 million square feet of GLA located in 22 states. We own a 50% interest in one 402,000 square foot center through an unconsolidated joint venture. Also, we have two centers that we manage for a fee with a total GLA of approximately 159,000 square feet. Our centers range in size from 24,619 to 729,315 square feet of GLA. These centers are typically strip shopping centers that enable customers to view all of the stores from the parking lot, minimizing the time needed to shop. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented more than 10% of our 2005 annual consolidated gross revenues. Our Foley, Alabama and Rehoboth Beach, Delaware centers each represented more than 10% of our consolidated total assets as of December 31, 2005. See “Business and Properties - Significant Properties”.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 30 centers that we own, we own the land underlying 27 and have ground leases on three. The land on which the Sevierville center is located is subject to long-term ground leases expiring in 2046. The land parcel on which the original Riverhead center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each. Terms on the Riverhead center ground lease are renewed automatically unless we give notice otherwise. The land parcel on which the Riverhead center expansion is located, containing approximately 43 acres, is owned by us. The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

The term of our typical tenant lease averages approximately five years. Generally, leases provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable center. As a result, the majority of our operating expenses for the centers are borne by the tenants.

The table set forth below summarizes certain information with respect to our wholly owned centers as of February 1, 2006.

State	Number of Centers	GLA (sq. ft.	)	% of GLA
South Carolina	2	820,511		10
Georgia	3	820,274		10
New York	1	729,315		9
Alabama	2	636,668		8
Texas	2	620,000		8
Delaware	1	568,873		7
Michigan	2	436,751		5
Tennessee	1	419,038		5
Utah	1	300,602		4
Connecticut	1	291,051		4
Missouri	1	277,883		3
Iowa	1	277,230		3
Oregon	1	270,280		3
Illinois	1	256,514		3
Pennsylvania	1	255,152		3
Louisiana	1	243,499		3
New Hampshire	1	227,998		3
Florida	1	198,924		3
North Carolina	2	186,458		2
Minnesota	1	134,480		2
California	1	108,950		1
Maine	2	84,313		1
Total	30	8,164,764		100

The table set forth below summarizes certain information with respect to our wholly owned centers as of February 1, 2006. Except as noted, all properties are fee owned.
Location	GLA (sq. ft.)	% Occupied
Wholly Owned Properties
Riverhead, NY (1)	729,315	99
Rehoboth, DE (1)	568,873	99
Foley, AL	557,093	95
San Marcos, TX	442,510	98
Myrtle Beach 501, SC	427,417	92
Sevierville, TN (1)	419,038	100
Hilton Head, SC	393,094	84
Commerce II, GA	340,656	98
Howell, MI	324,631	98
Park City, UT	300,602	100
Locust Grove, GA	293,868	97
Westbrook, CT	291,051	94
Branson, MO	277,883	100
Williamsburg, IA	277,230	99
Lincoln City, OR	270,280	95
Tuscola, IL	256,514	75
Lancaster, PA	255,152	100
Gonzales, LA	243,499	98
Tilton, NH	227,998	100
Fort Meyers, FL	198,924	95
Commerce I, GA	185,750	86
Terrell, TX	177,490	99
North Branch, MN	134,480	100
West Branch, MI	112,120	100
Barstow, CA	108,950	82
Blowing Rock, NC	104,280	100
Nags Head, NC	82,178	98
Boaz, AL	79,575	95
Kittery I, ME	59,694	100
Kittery II, ME	24,619	100
8,164,764		96

Unconsolidated Joint Ventures
Myrtle Beach 17, SC (1) (50% owned)	401,992	100

Managed Properties
Pigeon Forge, TN	94,694
Burlington, NC	64,288

(1)	These properties or a portion thereof are subject to a ground lease.

The table set forth below summarizes certain information related to GLA as of February 1, 2006 and debt as of December 31, 2005 with respect to our wholly owned centers.

Lender/Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of December 31, 2005	Interest Rate	Maturity Date
Woodmen of the World
Blowing Rock, NC	104,280
Nags Head, NC	82,178
Subtotal	186,458	$15,445	8.86%	9/01/2010
GMAC
Rehoboth Beach, DE	568,873
Foley, AL	557,093
Myrtle Beach Hwy 501, SC	427,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,998
	3,292,922	180,017	6.590%	7/10/2008
Debt premium		5,771
Subtotal		185,788
Totals	3,479,380	$201,233

Lease Expirations

The following table sets forth, as of February 1, 2006, scheduled lease expirations, assuming none of the tenants exercise renewal options for our wholly owned centers. Most leases are renewable for five year terms at the tenant’s option.
Year	No. of Leases Expiring	Approx. GLA (sq. ft(1))	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2006	223	860,000	$14.34	$12,332,000	11
2007	347	1,488,000	$14.64	$21,791,000	19
2008	282	1,256,000	$15.89	$19,956,000	17
2009	295	1,348,000	$15.24	$20,546,000	18
2010	287	1,200,000	$18.27	$21,924,000	19
2011	143	716,000	$15.31	$10,960,000	9
2012	29	189,000	$12.32	$2,329,000	2
2013	14	77,000	$18.97	$1,461,000	1
2014	15	65,000	$19.43	$1,263,000	1
2015	30	120,000	$19.78	$2,373,000	2
2016 & thereafter	17	92,000	$12.50	$1,150,000	1
	1,682	7,411,000	$15.66	$116,085,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 754,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2006 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years for our wholly owned centers.

	Total Expiring		Renewed by Existing Tenants		Re-leased to New Tenants
Year	GLA (sq. ft.)	% of Total Center GLA	GLA (sq. ft.)	% of Expiring GLA	GLA (sq. ft.)	% of Expiring GLA
2005	1,812,000	22	1,525,000	84	112,000	6
2004	1,790,000	20	1,571,000	88	94,000	5
2003	1,070,000	12	854,000	80	49,000	5
2002	935,000	16	819,000	88	56,000	6
2001	684,000	13	560,000	82	55,000	8

The following table sets forth the average base rental rate increases per square foot upon re-leasing stores that were turned over or renewed during each of the last five calendar years for our wholly owned centers.

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	GLA (sq. ft.)	Expiring	New	% Increase	GLA (sq. ft.)	Expiring	New	% Increase
2005	1,525,000	$15.44	$16.37	6	419,000	$16.56	$17.74	7
2004	1,571,000	13.63	14.40	6	427,000	16.43	17.27	5
2003	854,000	13.29	13.32	--	272,000	16.47	17.13	4
2002	819,000	14.86	15.02	1	229,000	15.14	15.74	4
2001	560,000	14.08	14.89	6	269,000	14.90	16.43	10

(1)
The square footage released to new tenants for 2005, 2004, 2003, 2002 and 2001 contains 112,000, 94,000, 49,000, 56,000 and 55,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our wholly owned centers.

Year	Occupancy Costs as a % of Tenant Sales
2005	7.5
2004	7.3
2003	7.4
2002	7.2
2001	7.1

Tenants

The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of February 1, 2006 for our wholly owned centers.

Tenant	Number of Stores	GLA (sq. ft.	)	% of Total GLA
The Gap, Inc.:
Old Navy	16	236,591		2.9
GAP	24	209,666		2.6
Banana Republic	14	112,405		1.4
Gap Kids	2	6,892		0.1
Baby Gap	1	3,885		---
	57	569,439		7.0
Phillips-Van Heusen Corporation:
Bass Shoe	28	185,118		2.3
Van Heusen	27	117,747		1.4
Geoffrey Beene Co. Store	14	53,640		0.7
Calvin Klein, Inc.	9	49,494		0.6
Izod	14	36,740		0.4
	92	442,739		5.4
Liz Claiborne:
Liz Claiborne	25	273,014		3.4
Liz Claiborne Women	7	24,284		0.3
Ellen Tracy	3	10,436		0.1
Dana Buchman	3	6,975		0.1
DKNY Jeans	2	5,820		0.1
Claiborne Mens	1	3,100		---
	41	323,629		4.0
Adidas:
Reebok	23	207,456		2.5
Adidas	5	39,169		0.5
Rockport	4	12,046		0.2
Greg Norman	1	3,000		---
	33	261,671		3.2
VF Factory Outlet:
VF Factory Outlet, Inc	6	157,122		1.9
Nautica Factory Stores	21	91,730		1.1
Nautica Kids	2	5,841		0.1
Vans	2	4,915		0.1
Earl Jeans Retail	1	1,200		---
	32	260,808		3.2
Carter’s:
OshKosh B”Gosh	25	125,988		1.5
Carter’s	21	98,205		1.2
	46	224,193		2.7
Dress Barn, Inc.:
Dress Barn	23	183,155		2.2
Dress Barn Petite	2	9,570		0.1
Maurice’s	2	7,785		0.1
Dress Barn Woman	2	7,470		0.1
	29	207,980		2.5
Polo Ralph Lauren:
Polo Ralph Lauren	20	177,128		2.2
Polo Jeans Outlet	2	8,500		0.1
Polo Ralph Lauren Children	1	3,000		---
	23	188,628		2.3
Jones Retail Corporation:
Jones Retail Corporation	15	52,144		0.6
Nine West	19	49,477		0.6
Easy Spirit	13	37,096		0.5
Kasper	10	25,869		0.3
Anne Klein	4	9,755		0.2
Treza	2	5,000		---
	63	179,341		2.2
Brown Group Retail, Inc:
Factory Brand Shoe	21	120,919		1.5
Naturalizer	15	39,749		0.5
Etienne Aigner	3	7,670		0.1
	39	168,338		2.1

Total of all tenants listed in table	455	2,826,766		34.6

Significant Property

The Riverhead, New York; Foley, Alabama and Rehoboth Beach, Delaware centers, or the Significant Properties, are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets. The center in Riverhead, New York is our only center that comprises more than 10% of our consolidated gross revenues for the year ended December 31, 2005. The Riverhead center, which was originally constructed in 1994 and now totals 729,315 square feet, represented 13% of our consolidated gross revenue for the year ended December 31, 2005. The Foley and Rehoboth centers, acquired in December 2003, represent 11% and 12% respectively of our consolidated total assets as of December 31, 2005. The Foley and Rehoboth centers are 557,093 and 568,873 square feet, respectively.

Tenants at the Significant Properties principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to these properties as of December 31, 2005, 2004 and 2003:

Center Occupancy	2005	2004	2003
Riverhead, NY	99%	99%	100%
Foley, AL	97%	99%	99%
Rehoboth Beach, DE	99%	99%	99%

Average base rental rates per weighted average GLA	2005	2004	2003
Riverhead, NY	$22.73	$21.39	$20.90
Foley, AL	$17.96	$18.63	*(1)
Rehoboth Beach, DE	$20.04	$19.56	*(1)
(1) Centers acquired in December 2003 therefore annual rental rates not applicable.

Depreciation on the Significant Properties is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. At December 31, 2005, the net federal tax basis of these centers was approximately $298.1 million.

The following table sets forth, as of February 1, 2006, scheduled lease expirations at the Significant Properties assuming that none of the tenants exercise renewal options:
Year	No. of Leases Expiring (1)	GLA (sq. ft.) (1)	Annualized Base Rent per sq. ft.	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2006	37	109,000	$ 23.50	$ 2,561,000	7
2007	79	336,000	19.09	6,413,000	19
2008	69	347,000	18.30	6,349,000	18
2009	70	304,000	19.35	5,883,000	17
2010	86	370,000	21.35	7,899,000	23
2011	25	126,000	20.01	2,521,000	7
2012	7	41,000	11.93	489,000	1
2013	4	39,000	19.69	768,000	2
2014	7	25,000	21.88	547,000	2
2015	11	46,000	22.76	1,047,000	3
2016 and thereafter	2	9,000	26.33	237,000	1
Total	397	1,752,000	$ 19.81	$ 34,714,000	100
(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 103,000 square feet.
(2) Annualized base rent is defined as the minimum monthly payments due as of February 1, 2006 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers:

NAME	AGE	POSITION
Stanley K. Tanger	82	Founder, Chairman of the Board of Directors and Chief Executive Officer
Steven B Tanger	57	Director, President and Chief Operating Officer
Frank C. Marchisello, Jr.	47	Executive Vice President - Chief Financial Officer and Secretary
Willard A. Chafin, Jr.	68	Executive Vice President - Leasing, Site Selection, Operations and Marketing
Joseph N. Nehmen	57	Senior Vice President - Operations
Carrie A. Warren	43	Senior Vice President - Marketing
Kevin M. Dillon	47	Senior Vice President - Construction and Development
Lisa J. Morrison	46	Senior Vice President - Leasing
James F. Williams	41	Senior Vice President - Controller
Virginia R. Summerell	47	Vice President - Treasurer and Assistant Secretary

The following is a biographical summary of the experience of our executive officers:

 Stanley K. Tanger. Mr. Tanger is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. He also served as President from inception of the Company to December 1994. Mr. Tanger opened one of the country’s first outlet shopping centers in Burlington, North Carolina in 1981. Before entering the factory outlet center business, Mr. Tanger was President and Chief Executive Officer of his family’s apparel manufacturing business, Tanger/Creighton, Inc., for 30 years.

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

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003 and was named Secretary in May 2005. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. Previously, he served as Chief Accounting Officer since joining the Company in January 1993 and Assistant Treasurer since February 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

James F. Williams. Mr. Williams was named Senior Vice President and Controller in February 2006.  Previously, he held the position of Vice President and Controller from April 2004 to February 2006. Mr. Williams joined the Company in September 1993, was promoted to Controller in January 1995 and was named Assistant Vice President in January 1997. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

 Virginia R. Summerell. Ms. Summerell was named Vice President, Treasurer and Assistant Secretary of the Company in May 2005. Since joining the Company in August 1992, she has held various positions including Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include developing and maintaining banking relationships, oversight of all project and corporate finance transactions and management of treasury systems. Previously she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from the Babcock School at Wake Forest University.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Shareholder Matters

(a) The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated.

2005	High	Low	Common Dividends Paid
First Quarter	$ 26.500	$ 21.920	$ .3125
Second Quarter	27.810	21.000	.3225
Third Quarter	29.990	26.320	.3225
Fourth Quarter	29.680	24.720	.3225
Year 2005	$ 29.990	$ 21.000	$ 1.2800

2004	High	Low	Common Dividends Paid
First Quarter	$ 22.660	$ 20.300	$ .3075
Second Quarter	23.410	17.400	.3125
Third Quarter	22.750	18.955	.3125
Fourth Quarter	26.775	22.330	.3125
Year 2004	$ 26.775	$ 17.400	$ 1.2450

(a)
As of February 1, 2006, there were approximately 647 common shareholders of record. We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations, or FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis.

(b)   Not applicable.

(c)
During 1998, our Board of Directors authorized the repurchase of up to $6 million of our common shares. The timing and amount of the repurchases is at the discretion of management. We have not made any repurchases since 1999 and the amount authorized for future repurchases remaining at December 31, 2005 totaled $4.8 million.

(d)	The information required by this Item is set forth in Part III Item 12 of this document.

Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
	(In thousands, except per share and center data)
OPERATING DATA
Total revenues	$202,799	$193,040	$116,313	$104,584	$99,032
Operating income	76,215	70,038	40,528	35,706	33,706
Income from continuing operations	8,403	7,208	10,929	6,103	2,846
Net income	5,089	7,046	12,849	11,007	7,112

SHARE DATA
Basic:
Income from continuing operations	$.14	$ .27	$ .50	$ .26	$ .07
Net income	$.16	$ .26	$ .60	$ .55	$ .34
Weighted average common shares	28,380	27,044	20,103	16,645	15,851
Diluted:
Income from continuing operations	$.14	$ .26	$ .49	$ .25	$ .07
Net income	$.16	$ .26	$ .59	$ .54	$ .34
Weighted average common shares	28,646	27,261	20,566	17,029	15,895
Common dividends paid	$1.28	$ 1.25	$ 1.23	$ 1.22	$ 1.22

BALANCE SHEET DATA
Real estate assets, before depreciation	$ 1,152,866	$ 1,077,393	$1,078,553	$ 622,399	$ 599,266
Total assets	1,000,605	936,378	987,437	477,675	476,272
Debt	663,607	488,007	540,319	345,005	358,195
Shareholders’ equity	250,214	161,133	167,418	90,635	76,371

OTHER DATA
Cash flows provided by (used in):
Operating activities	$83,902	$ 84,816	$ 46,561	$ 39,687	$ 44,626
Investing activities	$(336,563)	$ 2,607	$(327,068)	$ (26,883)	$ (23,269)
Financing activities	$251,488	$ (93,156)	$ 289,271	$ (12,247)	$ (21,476)

Gross Leasable Area Open:
Wholly-owned	8,261	5,066	5,299	5,469	5,332
Partially-owned (consolidated)	---	3,271	3,273	---	---
Partially-owned (unconsolidated)	402	402	324	260	---
Managed	64	105	434	457	105

Number of centers:
Wholly-owned	31	23	26	28	29
Partially-owned (consolidated)	---	9	9	---	---
Partially-owned (unconsolidated)	1	1	1	1	---
Managed	1	3	4	5	3

(1) In December 2003, COROC, a joint venture in which we initially had a one-third ownership interest and have consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest in this joint venture. The transaction was funded with a combination of common and preferred shares and senior unsecured notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ‘believe’, ‘expect’, ‘intend’, ‘anticipate’, ‘estimate’, ‘project’, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

In November 2005 we completed the acquisition of the final two-thirds interest in the COROC joint venture which owned nine factory outlet centers totaling approximately 3.3 million square feet. We originally purchased a one-third interest in December 2003. From December 2003 to November 2005, COROC was consolidated for financial reporting purposes under the provisions of FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R. The purchase price for the final two-thirds interest of COROC was $286.0 million (including closing and acquisition costs of $3.5 million) which we funded with a combination of unsecured debt and equity raised through the capital markets in the fourth quarter of 2005.

At December 31, 2005, we had 31 wholly-owned centers in 22 states totaling 8.3 million square feet of GLA compared to 32 centers in 23 states totaling 8.3 million square feet of GLA as of December 31, 2004. The changes in the number of centers and GLA are due to the following events:

	No. of Centers	GLA (000’s )	States
As of December 31, 2004	32	8,337	23
New development expansion:
Locust Grove, Georgia	---	46	---
Foley, Alabama	---	21	---
Dispositions:
Seymour, Indiana	(1)	(141)	(1)
Other	---	(2)	---
As of December 31, 2005	31	8,261	22

Results of Operations

2005 Compared to 2004

Base rentals increased $4.0 million, or 3%, in the 2005 period compared to the 2004 period. Our overall occupancy rates were comparable from year to year at 97%. Our base rental income increased $4.3 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During 2005, we executed 460 leases totaling 1.9 million square feet at an average increase of 6.3%. This compares to our execution of 471 leases totaling 2.0 million square feet at an average increase of 5.5% during 2004. Base rentals also increased approximately $400,000 due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers which both occurred late in the fourth quarter of 2005. The impact of these increases was offset by decreases in the amortization of above or below market leases totaling $324,000 and decreases in termination fees received of $432,000.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2005 period, we recorded $741,000 to rental income for the net amortization of market lease values compared with $1.1 million for the 2004 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.1 million or 20%. The percentage rents in 2004 were reduced by an allocation to the previous owner of the COROC portfolio for their pro-rata share of percentage rents associated with tenants whose sales lease year began prior to December 19, 2003, the date of the initial acquisition. Reported same-space sales per square foot for the twelve months ended December 31, 2005 were $320 per square foot, a 3.4% increase over the prior year ended December 31, 2004. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the related reimbursable property operating expenses to which it relates. Expense reimbursements increased $4.2 million, or 8%, in the 2005 period versus the 2004 period. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% in both the 2005 and 2004 periods.

Other income increased $550,000, or 8%, in 2005 compared to 2004 primarily due to an increase in interest income from proceeds from debt and equity offerings, which were temporarily invested in short-term investments until the acquisition of COROC was completed as well as increases in vending income. These increases were offset to some extent by decreases in management and leasing fees from a center that we no longer managed in 2005.

Property operating expenses increased by $5.1 million, or 9%, in the 2005 period as compared to the 2004 period. Property operating expenses increased due to portfolio wide increases in advertising and common area maintenance projects. Real estate taxes, which are also a part of property operating expenses, increased due to the COROC portfolio property values being revalued in several jurisdictions at the 2003 purchase price value.

General and administrative expenses increased $1.0 million, or 8%, in the 2005 period as compared to the 2004 period. The increase is primarily due to compensation expense related to employee share options granted in the second quarter of 2004 and restricted shares granted in 2004 and 2005 all of which are accounted for under FAS 123. As a percentage of total revenues, general and administrative expenses remained constant at 7% in both the 2005 and 2004 periods.

Depreciation and amortization decreased from $51.2 million in the 2004 period to $48.6 million in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under FAS 141 for tenants that terminated their leases during the 2004 period.

Interest expense increased $7.8 million, or 22%, during the 2005 period as compared to the 2004 period due primarily to the $9.4 million prepayment premium and the write off of deferred loan costs totaling $500,000 incurred in the fourth quarter of 2005 relating to the early extinguishment of the $77.4 million John Hancock Life Insurance Company mortgages. The increase in interest expense caused by this charge was partially offset by lower borrowings throughout the year prior to the acquisition of our interest in COROC in November 2005 and the related $250 million senior unsecured note issuance.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, consolidated joint venture minority interest decreased $3.1 million due to less than a full year of allocation of earnings to our joint venture partner during 2005. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and accordingly had a significant impact on our earnings.

In accordance with FAS 144, our Pigeon Forge, Tennessee property was classified as an asset held for sale as of December 31, 2005 and therefore its results of operations, net of minority interest, amounting to $529,000 for the year were reclassified into discontinued operations. The 2004 period includes the results of the Pigeon Forge center as well as a loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million. This loss was partially offset by the gain on sale of the Clover and LL Bean, New Hampshire properties of approximately $2.1 million in the 2004 period.

During the first quarter of 2005, we sold our outlet center at our Seymour, Indiana property. Due to significant continuing involvement the sale did not qualify as discontinued operations under the provisions of FAS 144. We recorded a loss on sale of real estate of $3.8 million, net of minority interest of $847,000, as a result of the sale. Net proceeds received for the center were approximately $2.0 million.

2004 Compared to 2003

Base rentals increased $51.8 million, or 67%, in the 2004 period when compared to the same period in 2003. The increase is primarily due to the December 2003 acquisition of the COROC portfolio of nine outlet center properties. In addition, the overall portfolio occupancy at December 31, 2004 increased 1% from 96% to 97% compared to December 31, 2003. Also, base rent is impacted by the amortization of above or below market rate lease values recorded as part of the required purchase price allocation associated with the acquisition of the COROC portfolio. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2004 period, we recorded $1.1 million of rental income for net amortization of market leases compared to $37,000 for the 2003 period of 13 days that we owned the COROC portfolio. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above/below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $2.2 million or 68%. Reported same-space sales per square foot for the twelve months ended December 31, 2004 were $310 per square foot, a 3.2% increase over the prior year ended December 31, 2003. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

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

Other income increased $3.2 million, or 93%, in 2004 compared to 2003 primarily due to an increase in gains on sales of outparcels of land of $1.5 million in 2004. Also, there were increases in vending and other miscellaneous income and an increase in fees from managed properties.

Property operating expenses increased by $20.7 million, or 54%, in the 2004 period as compared to the 2003 period. The increase is the result of the additional operating costs of the COROC portfolio in the 2004 period.

General and administrative expenses increased $3.3 million, or 34%, in the 2004 period as compared to the 2003 period. The increase is primarily due to the additional employees hired as a result of the acquisition of the COROC portfolio. However, as a percentage of total revenues, general and administrative expenses decreased from 8% in the 2003 period to 7% in the 2004 period.

Depreciation and amortization increased from $27.9 million in the 2003 period to $51.2 million in the 2004 period. In the acquisition of the COROC portfolio in December 2003, accounted for under SFAS 141 “Business Combinations”, or FAS 141, significant amounts were allocated to deferred lease costs and other intangible assets which are amortized over shorter lives than building costs.

Interest expense increased $8.6 million, or 33%, during the 2004 period as compared to the 2003 period due primarily to the assumption of $186.4 million of cross-collateralized debt in the fourth quarter of 2003 related to the acquisition of the COROC portfolio. The increase was offset by the retirement of $47.5 million of senior unsecured notes, which matured in October 2004 at an interest rate of 7.875%, with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit.

Equity in earnings from unconsolidated joint ventures increased $223,000 in the 2004 period compared to the 2003 period due to the expansions during the summers of 2003 and 2004 at TWMB Associates, LLC, or TWMB, outlet center in Myrtle Beach, South Carolina of approximately 64,000 and 78,000 square feet respectively. The total square footage of the center is now approximately 402,000 square feet.

In December 2003, we and Blackstone originally acquired the COROC portfolio through the formation of the joint venture COROC which was consolidated under the provisions of FIN46R. Therefore, consolidated joint venture minority interest increased $26.2 million due a full year of allocation of earnings to our joint venture partner in 2004. The allocation of earnings to our joint venture partner is based on a preferred return on investment as opposed to their ownership percentage and accordingly has a significant impact on our earnings.

Earnings allocated to the minority interest in the Operating Partnership decreased $1.4 million in direct correlation to the changes in the earnings from the Operating Partnership as described in the preceding paragraphs.

Discontinued operations resulted in a loss of approximately $162,000 due mainly to the loss on sale of the Dalton, Georgia property in the 2004 period of approximately $3.5 million. This loss was partially offset by the gain on sale of the Clover and LL Bean, New Hampshire properties of approximately $2.1 million in the 2004 period and the operating income from the Pigeon Forge, Tennessee property included in discontinued operations. Also, included in the 2003 period is the sale of the Martinsburg, West Virginia center and the Casa Grande, Arizona center which resulted in a net gain of approximately $147,000.

Liquidity and Capital Resources

Net cash provided by operating activities was $83.9, $84.8 and $46.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease from 2004 to 2005 is due to a prepayment penalty of $9.4 million associated with the early extinguishment of the John Hancock Life Insurance Company mortgages in October 2005 offset by the changes in accounts payable and accrued expenses. The increase in cash provided from operating activities from 2003 to 2004 is primarily due to the incremental income from the COROC acquisition in December 2003.

Net cash provided by (used in) investing activities amounted to $(336.6), $2.6 and $(327.1) million during 2005, 2004 and 2003, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. In November 2005 we completed the acquisition of the final two-thirds interest of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We originally purchased a one-third interest in December 2003.

Net cash provided by (used in) financing activities of $251.5, $(93.2) and $289.3 million in 2005, 2004 and 2003, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in dividends paid during 2005, 2004 and 2003. During 2005 we raised approximately $381.3 million in the public debt and equity markets in order to fund the acquisition described above and to repay the John Hancock Life Insurance mortgages. 2004 reflects an increase in cash used related to $22.6 million of distributions to our venture partner in the COROC joint venture which was created in December 2003. Cash provided in 2003 is due primarily to the contribution by Blackstone related to the COROC acquisition and the net proceeds from the issuance of 4.6 million common shares.

Current Developments and Dispositions

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

WHOLLY OWNED CURRENT DEVELOPMENTS

During September 2005, we completed the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. Tenants within the expansion include Polo/Ralph Lauren, Sketchers, Children's Place and others. The Locust Grove center now totals approximately 294,000 square feet.

During December 2005, we completed the construction of a 21,300 square foot expansion at our center located in Foley, Alabama. Tenants within the expansion include Ann Taylor, Skechers, Tommy Hilfiger and others. The Foley center now totals approximately 557,000 square feet.

In the fourth quarter of 2005, we met our internal minimum pre-leasing requirement of 50% and closed on the acquisition of the land for a center located near Charleston, South Carolina. Construction is currently taking place and we expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in late 2006.

We have an option to purchase land and have begun the early development and leasing of a site located approximately 30 miles south of Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in late 2007.

WHOLLY OWNED DISPOSITIONS

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

In June and September 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire and in Dalton, Georgia, respectively. Net proceeds received from the sales of these properties were approximately $17.5 million. We recorded a gain on sale of the North Conway, New Hampshire properties of approximately $2.1 million during the second quarter of 2004 and recorded a loss on the sale of the Dalton, Georgia property of approximately $3.5 million during the third quarter of 2004, resulting in a net loss for the year ended December 31, 2005 of $1.5 million which is included in discontinued operations.

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 in discontinued operations for the year ended December 31, 2003.

CONSOLIDATED JOINT VENTURES

COROC Holdings, LLC

On December 19, 2003, COROC, a joint venture in which we had an initial one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest from our joint venture partner. We recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition. The all cash transaction was funded with a combination of common shares, preferred shares and unsecured senior notes. The transaction completes the Charter Oak acquisition which solidifies our position in the outlet industry. In addition, the centers acquired provide an excellent geographic fit, a diversified tenant portfolio and are in line with our strategy of creating an increased presence in high-end resort locations.

UNCONSOLIDATED JOINT VENTURES

TWMB Associates, LLC

In September 2001, we established TWMB, a joint venture in which we have a 50% ownership interest, to construct and operate the Tanger Outlet Center in Myrtle Beach, South Carolina. We and our joint venture partner each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened with approximately 260,000 square feet. Since 2002 we have opened two additional phases with the final one opening in the summer of 2004. Total additional equity contributions for the second and third phases aggregated $2.8 million by each partner. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants. The center cost approximately $51.1 million to construct.

During March 2005, TWMB, entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate of 5.99% for the contract period.

In April 2005, TWMB obtained non-recourse, permanent financing to replace the construction loan debt that was utilized to build the outlet center in Myrtle Beach, South Carolina. The new mortgage amount is $35.8 million with a rate of LIBOR + 1.40%. The note is for a term of five years with payments of interest only. In April 2010, TWMB has the option to extend the maturity date of the loan two more years until 2012. All debt incurred by this unconsolidated joint venture is collateralized by its property.

Either partner in TWMB has the right to initiate the sale or purchase of the other party’s interest at certain times. If such action is initiated, one member would determine the fair market value purchase price of the venture and the other would determine whether they would take the role of seller or purchaser. The members’ roles in this transaction would be determined by the tossing of a coin, commonly known as a Russian roulette provision. If either partner enacts this provision and depending on our role in the transaction as either seller or purchaser, we could potentially incur a cash outflow for the purchase of our partner’s interest. However, we do not expect this event to occur in the near future based on the positive results and expectations of developing and operating an outlet center in the Myrtle Beach, South Carolina area.

Tanger Wisconsin Dells, LLC

In March 2005, we established Wisconsin Dells, a joint venture in which we have a 50% ownership interest, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. We and our venture partner each made an initial capital contribution of $50,000 to the joint venture in June 2005. During the fourth quarter of 2005, our venture partner contributed land to Wisconsin Dells with a value of approximately $5.7 million and we made an equal capital contribution to Wisconsin Dells of approximately $5.7 million in cash. Construction of the outlet center, which is currently expected to be approximately 265,000 square feet upon total build out, began during the fourth quarter of 2005 with a scheduled opening in the fourth quarter of 2006.

In conjunction with the construction of the center during the first quarter of 2006, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan requires monthly payments of interest only with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC, which we refer to as Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York.

In conjunction with the real estate purchase, Deer Park closed on a loan with Bank of America in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America extended the maturity of the loan until October 2006. The loan with Bank of America incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

The agreement consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant did not satisfy all of the conditions necessary to terminate the lease and Deer Park is currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. Deer Park intends to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied and Deer Park’s internal minimum pre-leasing requirements are met. During 2005, we made additional equity contributions totaling $1.4 million to Deer Park. Both of the other venture partners made equity contributions equal to ours during the periods described above.

Under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

Preferred Share Redemption

In June 2003, we redeemed all of our outstanding Series A Cumulative Convertible Redeemable Preferred Shares, or Series A Preferred Shares, held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Series A Preferred Share. The redemption price was $250 per Series A Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date. In total, 787,008 of the Depositary Shares were converted into 1,418,156 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $372,000, from cash flows from operations.

Financing Arrangements

In October 2005, we repaid in full our mortgage debt outstanding with John Hancock Mutual Life Insurance Company totaling approximately $77.4 million, with interest rates ranging from 7.875% to 7.98% and an original maturity date of April 1, 2009. As a result of the early repayment, we recognized a charge for the early extinguishment of the John Hancock mortgage debt of approximately $9.9 million. The charge, which is included in interest expense, was recorded in the fourth quarter of 2005 and consisted of a prepayment premium of approximately $9.4 million and the write-off of deferred loan fees totaling approximately $500,000.

In October 2005, following the early repayment of the John Hancock mortgage debt, Standard & Poor’s Ratings Service announced an upgrade of our senior unsecured debt rating to an investment grade rating of BBB-, citing our progress in unencumbering a number of our properties resulting in over half of our fully consolidated net operating income being generated by unencumbered properties. Moody’s Investors Services had previously announced in June 2005 their upgrade of our senior unsecured debt rating to an investment grade rating of Baa3.

In November 2005, we closed on $250 million of 6.15% senior unsecured notes, receiving net proceeds of approximately $247.2 million. These ten year notes were issued by the Operating Partnership and were priced at 99.635% of par value. The proceeds were used to fund a portion of the COROC acquisition described above.

During 2004, we retired $47.5 million, 7.875% senior unsecured notes which matured on October 24, 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the COROC acquisition, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We initially recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. When the remainder of the portfolio was acquired in November 2005, we recorded a debt discount of $883,000 with an effective interest rate of 5.25%. The net premium had a recorded value of $5.8 and $9.3 million as of December 31, 2005 and 2004, respectively.

During 2005, we obtained an additional $25 million unsecured line of credit from Wells Fargo Bank, bringing the total committed unsecured lines of credit to $150 million. In addition, we completed the extension of the maturity dates on all four of our unsecured lines of credit with Bank of America, Wachovia Corporation, Citigroup and Wells Fargo Bank until June of 2008. Amounts available under these facilities at December 31, 2005 totaled $90.2 million. Interest is payable based on alternative interest rate bases at our option. Certain of our properties, which had a net book value of approximately $506.6 million at December 31, 2005, serve as collateral for the fixed rate mortgages.

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

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2005 (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Debt	$3,849	$4,121	$386,314	$394	$14,059	$250,000	$658,737
Operating leases	3,115	2,988	2,659	2,271	2,024	83,420	96,477
Preferred share
dividends (2)	4,125	4,125	4,125	4,125	59,125	---	75,625
Interest payments (1)	43,718	43,446	34,760	21,202	17,225	76,875	237,226
	$54,807	$54,680	$427,858	$27,992	$92,433	$410,295	$1,068,065
(1)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate agreements are based on the 30-day LIBOR rate. For calculating future interest amounts on variable interest rate debt, the rate at December 31, 2005 was used.

(2)
Preferred share dividends reflect cumulative dividends on our Class C Preferred Shares on which we pay an annual dividend of $1.875 per share on 2,200,000 outstanding shares as of December 31, 2005. The Class C Preferred Shares are redeemable at the option of the Company for $25.00 per share after the respective optional redemption date. The future obligations include future dividends on preferred shares/units through the optional redemption date and the redemption amount is included on the optional redemption date.

Our debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

We currently maintain four unsecured, revolving credit facilities with major national banking institutions, totaling $150 million. As of December 31, 2005, amounts outstanding under these credit facilities totaled $59.8 million. As of February 1, 2006, all four credit facilities will expire in June 2008.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2005 taxable income to shareholders, we were required to distribute approximately $13.7 million in order to maintain our REIT status as described above. We distributed approximately $36.3 million to common shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

The following table details our commercial commitments as of December 31, 2005 (in thousands):

Commercial Commitments	2006
Construction commitments	$ 34,431
Unconsolidated joint venture debt guarantees	18,191
$ 52,622

Construction commitments presented in the table represent new developments, renovations and expansions that we have committed to the completion of construction. The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of a particular project. The amount includes our share of committed costs for joint venture developments.

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the $30.25 million construction loan obtained by Wisconsin Dells during the first quarter of 2006. We are also party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $18.2 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB mortgage secured by the center is $17.9 million. There is no guarantee provided for the TWMB mortgage by us.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the TWMB and Wisconsin Dells joint ventures. TWMB and Wisconsin Dells pay us management, leasing and development fees, which we believe approximates current market rates, for services provided to the joint venture. During 2005, 2004 and 2003, we recognized approximately $327,000, $288,000 and $174,000 in management fees, $6,000, $212,000 and $214,000 in leasing fees and $0, $28,000 and $9,000 in development fees, respectively.

TFLP is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.8, $7.6 and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. Under the provisions of FIN 46R, we were considered the primary beneficiary of our joint venture, COROC. Therefore, the results of operations and financial position of COROC were included in our Consolidated Financial Statements prior to November 2005 when we acquired the remaining two-thirds interest in the joint venture.

In 2003, the FASB issued FIN 46R which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We have evaluated Deer Park, Wisconsin Dells and TWMB (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation expense may be significantly understated or overstated.

Cost Capitalization

In accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”, we capitalize all incremental, direct fees and costs incurred to initiate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalized is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the estimated average minimum lease term.

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

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2005.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue over the remaining lease term, as adjusted to reflect the early termination date.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised), “Share-Based Payment”, or FAS 123R. FAS 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted FAS 123R effective January 1, 2006 using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date and which are ultimately expected to vest will be recognized over the remaining service period using the compensation cost calculated under FAS 123, which we adopted on January 1, 2003. We will incur additional expense during 2006 related to new awards granted during 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which we refer to as FIN 47. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on our consolidated financial statements.

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

Funds from Operations

Funds from Operations, which we refer to as FFO, represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude Generally Accepted Accounting Principles, which we refer to as GAAP, historical cost depreciation of real estate, which assumes that the value of real estate assets diminish ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, any of which present FFO when reporting their results. FFO is widely used by us and others in our industry to evaluate and price potential acquisition candidates. The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance. In addition a percentage of bonus compensation to certain members of management is based on our FFO performance.

FFO has significant limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

▪	FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
▪	FFO does not reflect changes in, or cash requirements for, our working capital needs;
▪
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

▪	FFO does not reflect the impact of earnings or charges resulting from matters which may not be indicative of our ongoing operations; and
▪	Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally. See the Statements of Cash Flow included in our consolidated financial statements.

Below is a reconciliation of FFO to net income for the years ended December 31, 2005, 2004 and 2003 as well as other data for those respective periods (in thousands):
	2005	2004	2003
Funds from Operations:
Net income	$5,089	$7,046	$12,849
Adjusted for:
Minority interest in operating partnership	1,721	1,611	2,991
Minority interest adjustment - consolidated joint venture	(315)	(180)	(33)
Minority interest, depreciation and amortization
attributable to discontinued operations	358	768	2,361
Depreciation and amortization uniquely significant
to real estate - consolidated	48,395	50,979	27,623
Depreciation and amortization uniquely significant to real estate - unconsolidated joint venture	1,493	1,334	1,101
Loss on sale of real estate	3,843	1,460	147
Funds from operations (1)	60,584	63,018	47,039
Preferred share dividends	(538)	---	---
Funds from operations available to common shareholders	$60,046	$63,018	$47,039
Weighted average shares outstanding (2)	34,713	33,328	27,283

(1) The years ended December 31, 2005 and 2004 include gains on sales of outparcels of land of $1,554 and $1,510, respectively.
(2) Assumes the partnership units of the Operating Partnership held by the minority interest, convertible preferred shares of the Company and share and unit options are converted to common shares of the Company.

Economic Conditions and Outlook

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants’ gross sales (above predetermined levels, which we believe often are lower than traditional retail industry standards) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

While factory outlet stores continue to be a profitable and fundamental distribution channel for brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

During 2006, we have approximately 1,820,000 square feet, or 22%, of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 84% of the 1,812,000 square feet that came up for renewal in 2005 with the existing tenants at a 6% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 419,000 square feet during 2005 at a 7% increase in the average base rental rate.

Existing tenants’ sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 848,000, or 47%, of the square feet scheduled to expire in 2006 as of February 1, 2006. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6.2% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of both December 31, 2005 and 2004, occupancy at our wholly owned centers was 97%. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Sales at our outlet centers along the Gulf of Mexico were adversely affected by the hurricanes during 2005 and 2004. Fortunately, the structural damage caused by the hurricanes was minimal and our property insurance will cover the vast majority of the repair work that is being completed as well as lost revenues during the days the centers were closed. We do not expect this to have a material impact on our financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings in 2005 and 2008. The 2005 agreement locked the US Treasury index rate at 4.279% on a notional amount of $125 million for 10 years from such date in December 2005. This lock was unwound in the fourth quarter of 2005 in conjunction with the issuance of the $250 million senior unsecured notes due in 2015 discussed in Note 8 and, as a result, we received a cash payment of $3.2 million. The gain was recorded in other comprehensive income and is being amortized into earnings using the effective interest method over a 10 year period that coincides with the interest payments associated with the senior unsecured notes due in 2015. The 2008 agreement locked the US Treasury index rate at 4.526% on a notional amount of $100 million for 10 years from such date in July 2008. In November 2005, we entered into an additional agreement which locked the US Treasury index rate at 4.715% on a notional amount of $100 million for 10 years from such date in July 2008. We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods.

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2005, we would have paid approximately $313,000 if we terminated the agreements. A 1% decrease in the US Treasury rate index would increase the amount we would pay if the agreements were terminated by $15.5 million. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

During March 2005, TWMB, entered into an interest rate swap agreement with a notional amount of $35 million for five years to hedge floating rate debt on the permanent financing that was obtained in April 2005. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate debt of 5.99% for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2005, TWMB would have received approximately $181,000 if the agreement was terminated. A 1% decrease in the 30 day LIBOR index would decrease the amount received by TWMB by $1.3 million. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2005 was $670.0 million and its recorded value was $663.6 million. A 1% increase from prevailing interest rates at December 31, 2005 would result in a decrease in fair value of total long-term debt by approximately $25.9 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Contol and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2005 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management’s report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting appears on page F-1.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

All information required to be disclosed in a report on form 8-K during the fourth quarter of 2005 was reported.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

The information concerning our executive officers required by this Item is incorporated herein by reference herein to the section in Part I, Item 4, entitled “Executive Officers of the Registrant”.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

The information concerning our Company Code of Ethics required by this Item is incorporated herein by reference to our Proxy statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference herein to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

The following table provides information as of December 31, 2005 with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding SecuritiesReflected in Column (a))
Equity compensation plans approved by security holders	632,240	$18.08	2,047,050
Equity compensation plans not approved by security holders	---	---	---
Total	632,240	$18.08	2,047,050

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 12, 2006.

PART IV

Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8_K

(a) Documents filed as a part of this report:

1.	Financial Statements
Management’s Report on Internal Control over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets-December 31, 2005 and 2004	F-4

Consolidated Statements of Operations-
Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Shareholders’ Equity-
Years Ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows-
Years Ended December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8 to F-29

2.    Financial Statement Schedule
Schedule III
Real Estate and Accumulated Depreciation	F-30 to F-31

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3. Exhibits

    Exhibit No.              Description

2.1
Purchase and Sale Agreement between COROC Holdings, LLC and various entities dated October 3, 2003. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

2.2
Purchase and Sale Agreement for interests in COROC Holdings, LLC between BROC Portfolio, L.L.C. and Tanger COROC, LLC dated August 22, 2005 (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.1A
Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.1B
Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)

3.1C
Amendment to Amended and Restated Articles of Incorporation dated September 30, 1999. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

3.1D	Amendment to Amended and Restated Articles of Incorporation dated November 10, 2005. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 11, 2005.)

3.2	Restated By-Laws of the Company. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated November 11, 2005. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 21, 2005.)

4.1
Form of Deposit Agreement, by and between the Company and the Depositary, including Form of Depositary Receipt. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-11 filed October 6, 1993, as amended.)

4.2	Form of Preferred Stock Certificate. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-11 filed October 6, 1993, as amended.)

4.3
Rights Agreement, dated as of August 20, 1998, between Tanger Factory Outlet Centers, Inc. and BankBoston, N.A., which includes the form of Articles of Amendment to the Amended and Restated Articles of Incorporation, designating the preferences, limitations and relative rights of the Class B Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. (Incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, filed August 24, 1998.)

4.3A	Amendment to Rights Agreement, dated as of October 30, 2001. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.1
Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective May 14, 2004. (Incorporated by reference to the Appendix A of the Company’s definitive proxy statement filed on Schedule 14A dated April 12, 2004.)

10.3	Form of Stock Option Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10.4
Form of Unit Option Agreement between the Operating Partnership and certain employees. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10.5
Amended and Restated Employment Agreement for Stanley K. Tanger, as of January 1, 2004. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.6
Amended and Restated Employment Agreement for Steven B. Tanger, as of January 1, 2004. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.7
Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of January 1, 2004. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.8
Amended and Restated Employment Agreement for Willard Albea Chafin, Jr., as of January 1, 2005. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.9
Amended and Restated Employment Agreement for Joe Nehmen, as of January 1, 2003. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.11
Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.11A
Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.11B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.11C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.12	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.13
Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.14
Promissory Notes by and between the Operating Partnership and John Hancock Mutual Life Insurance Company aggregating $66,500,000. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.15	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 6, 1996.)

10.16	Form of First Supplemental Indenture (to Senior Indenture). (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 6, 1996.)

10.16A
Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated October 24, 1997.)

10.16B	Form of Third Supplemental Indenture (to Senior Indenture) dated February 15, 2001. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.)

10.17	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.18
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.19
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.20
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.21
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.22
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company’s common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 30, 2005.)

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

March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stanley K. Tanger Stanley K. Tanger	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2006

/s/ Steven B. Tanger Steven B. Tanger	Director, President and Chief Operating Officer	March 3, 2006

/s/ Frank C. Marchisello, Jr. Frank C. Marchisello Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ Jack Africk Jack Africk	Director	March 3, 2006

/s/ William G. Benton William G. Benton	Director	March 3, 2006

/s/ Thomas E. Robinson Thomas E. Robinson /s/ Allan L. Schuman Allan L. Schuman	Director Director	March 3, 2006 March 3, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 3, 2006

/s/ Stanley K. Tanger
Stanley K. Tanger
Chairman of the Board of Directors and Chief Executive Officer

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTER PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.:

We have completed integrated audits of Tanger Factory Outlet Centers, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 3, 2006

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2005	2004
ASSETS
Rental property
Land	$120,715	$113,830
Buildings, improvements and fixtures	1,004,545	963,563
Construction in progress	27,606	---
	1,152,866	1,077,393
Accumulated depreciation	(253,765)	(224,622)
Rental property, net	899,101	852,771
Cash and cash equivalents	2,930	4,103
Assets held for sale	2,637	---
Investments in unconsolidated joint ventures	13,020	6,700
Deferred charges, net	64,555	58,851
Other assets	18,362	13,953
Total assets	$1,000,605	$936,378

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $901 and $0, respectively)	$349,099	$100,000
Mortgages payable (including premium of $5,771 and $9,346, respectively)	201,233	308,342
Unsecured note	53,500	53,500
Unsecured lines of credit	59,775	26,165
Total debt	663,607	488,007
Construction trade payables	13,464	11,918
Accounts payable and accrued expenses	23,954	17,026
Total liabilities	701,025	516,951

Commitments and contingencies
Minority interests
Consolidated joint venture	---	222,673
Operating partnership	49,366	35,621
Total minority interests	49,366	258,294

Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference $25 per share, 8,000,000 authorized, 2,200,000 shares issued and outstanding at December 31, 2005	55,000	---
Common shares, $.01 par value, 50,000,000 authorized, 30,748,716 and 27,443,016 shares issued and outstanding at December 31, 2005 and 2004, respectively	307	274
Paid in capital	338,688	274,340
Distributions in excess of earnings	(140,738)	(109,506)
Deferred compensation	(5,501)	(3,975)
Accumulated other comprehensive income	2,458	---
Total shareholders’ equity	250,214	161,133
Total liabilities, minority interests and shareholders’ equity	$1,000,605	$936,378

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,

	2005	2004	2003
REVENUES
Base rentals	$132,826	$128,841	$77,085
Percentage rentals	6,412	5,338	3,171
Expense reimbursements	56,303	52,153	32,586
Other income	7,258	6,708	3,471
Total revenues	202,799	193,040	116,313

EXPENSES
Property operating	64,092	58,973	38,322
General and administrative	13,848	12,828	9,568
Depreciation and amortization	48,644	51,201	27,895
Total expenses	126,584	123,002	75,785
Operating income	76,215	70,038	40,528
Interest expense (including prepayment premium and deferred loan cost write off of $9,866 in 2005)	42,927	35,117	26,486
Income before equity in earnings of unconsolidated joint ventures, minority interests, discontinued operations and loss on sale of real estate	33,288	34,921	14,042
Equity in earnings of unconsolidated joint ventures	879	1,042	819
Minority interests
Consolidated joint venture	(24,043)	(27,144)	(941)
Operating partnership	(1,721)	(1,611)	(2,991)
Income from continuing operations	8,403	7,208	10,929
Discontinued operations, net of minority interest	529	(162)	1,920
Income before loss on sale of real estate	8,932	7,046	12,849
Loss on sale of real estate, net of minority interest	(3,843)	---	---
Net income	5,089	7,046	12,849
Less applicable preferred share dividends	(538)	---	(806)
Net income available to common shareholders	$4,551	$7,046	$12,043

Basic earnings per common share:
Income from continuing operations	$.14	$.27	$.50
Net income	.16	.26	.60

Diluted earnings per share:
Income from continuing operations	$.14	$.26	$.49
Net income	.16	.26	.59

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)
	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Deferred compensation	Accumulated other comprehensive income	Total shareholders’ equity
Balance, December 31, 2002	$1	$180	$161,102	$(70,485)	$-	$(163)	$90,635
Comprehensive income:
Net income	-	-	-	12,849	-	-	12,849
Other comprehensive income	-	-	-	-	-	118	118
Total comprehensive income	-	-	-	12,849	-	118	12,967
Conversion of 78,101 convertible preferred
shares into 1,418,156 common shares	(1)	14	(13)	-	-	-	-
Redemption of 1,489 convertible preferred
share	-	-	(372)	-	-	-	(372)
Compensation under Share and Unit Option
Plan	-	-	80	-	-	-	80
Issuance of 1,781,080 common shares upon
exercise of unit options	-	20	20,593	-	-	-	20,613
Issuance of 4.6 million common shares, net of
issuance costs of $5.2 million	-	46	87,946	-	-	-	87,992
Adjustment for minority interest in Operating
Partnership	-	-	(19,396)	-	-	-	(19,396)
Preferred dividends ($13.21 per share)	-	-	-	(890)	-	-	(890)
Common dividends ($1.23 per share)	-	-	-	(24,211)	-	-	(24,211)
Balance, December 31, 2003	-	260	249,940	(82,737)	-	(45)	167,418
Comprehensive income:
Net income	-	-	-	7,046	-	-	7,046
Other comprehensive income	-	-	-	-	-	45	45
Total comprehensive income	-	-	-	7,046	-	45	7,091
Compensation under Incentive Award Plan	-	-	54	-	1,422	-	1,476
Issuance of 619,480 common shares upon
exercise of unit options	-	6	8,160	-	-	-	8,166
Issuance of 690,000 common shares, net of
issuance costs of $799	-	6	13,167	-	-	-	13,173
Grant of share and unit options, net of
forfeitures, and 212,250 restricted shares	-	2	5,395	-	(5,397)	-	-
Adjustment for minority interest in Operating
Partnership	-	-	(2,376)	-	-	-	(2,376)
Common dividends ($1.245 per share)	-	-	-	(33,815)	-	-	(33,815)
Balance, December 31, 2004	-	274	274,340	(109,506)	(3,975)	-	161,133
Comprehensive income:
Net income	-	-	-	5,089	-	-	5,089
Other comprehensive income	-	-	-	-	-	2,458	2,458
Total comprehensive income	-	-	-	5,089	-	2,458	7,547
Compensation under Incentive Award Plan	-	-	10	-	1,555	-	1,565
Issuance of 167,700 common shares upon
exercise of unit options	-	2	2,193	-	-	-	2,195
Issuance of 2,200,000 7.5% Class C preferred
shares, net of issuance costs of $1,984	55,000	-	(1,984)	-	-	-	53,016
Issuance of 3,000,000 common shares, net of
issuance costs of $172	-	30	81,068	-	-	-	81,098
Grant of share options, net of forfeitures, and
138,000 restricted shares	-	1	3,080	-	(3,081)	-	-
Adjustment for minority interest in Operating
Partnership	-	-	(20,019)	-	-	-	(20,019)
Common dividends ($1.28 per share)	-	-	-	(36,321)	-	-	(36,321)
Balance, December 31, 2005	$55,000	$307	$338,688	$(140,738)	$(5,501)	$2,458	$250,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$5,089	$7,046	$12,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	48,888	51,999	29,697
Amortization of deferred financing costs	1,691	1,454	1,304
Equity in earnings of unconsolidated joint ventures	(879)	(1,042)	(819)
Distributions received from unconsolidated joint ventures	2,000	1,975	1,775
Consolidated joint venture minority interest	24,043	27,144	941
Operating partnership minority interest (including discontinued operations)	988	1,580	3,550
Compensation expense related to restricted shares and share options granted	1,565	1,476	102
Amortization of debt premiums and discounts, net	(2,719)	(2,506)	(149)
Loss on sale of real estate	4,690	1,460	147
Gain on sale of outparcels of land	(1,554)	(1,510)	---
Net accretion of market rent rate adjustment	(741)	(1,065)	(37)
Straight-line base rent adjustment	(1,750)	(389)	149
Increases (decreases) due to changes in:
Other assets	(4,024)	(1,889)	(6,194)
Accounts payable and accrued expenses	6,615	(917)	3,246
Net cash provided by operating activities	83,902	84,816	46,561
INVESTING ACTIVITIES:
Acquisition of rental properties	---	---	(324,557)
Acquisition of interest in COROC joint venture	(285,974)	---	---
Additions of rental properties	(44,092)	(15,836)	(9,342)
Additions to investments in unconsolidated joint ventures	(7,090)	---	(4,270)
Additions to deferred lease costs	(3,218)	(1,973)	(1,576)
Net proceeds from sales of real estate	3,811	20,416	8,671
Increase in escrow from rental property sale	---	---	4,008
Other	---	---	(2)
Net cash (used in) provided by investing activities	(336,563)	2,607	(327,068)
FINANCING ACTIVITIES:
Cash dividends paid	(36,321)	(33,815)	(25,101)
Distributions to consolidated joint venture minority interest	(21,386)	(22,619)	---
Distributions to operating partnership minority interest	(7,766)	(7,554)	(7,453)
Net proceeds from sale of preferred shares	53,016	---	---
Net proceeds from sale of common shares	81,098	13,173	87,992
Contributions from minority interest partner in consolidated joint venture	800	---	217,207
Proceeds from borrowings and issuance of debt	518,027	88,600	133,631
Repayments of debt	(338,865)	(138,406)	(136,574)
Additions to deferred financing costs	(2,534)	(701)	(672)
Payments for redemption of preferred shares	---	---	(372)
Proceeds from settlement of US Treasury rate lock	3,224	---	---
Proceeds from exercise of share and unit options	2,195	8,166	20,613
Net cash provided by (used in) financing activities	251,488	(93,156)	289,271
Net (decrease) increase in cash and cash equivalents	(1,173)	(5,733)	8,764
Cash and cash equivalents, beginning of year	4,103	9,836	1,072
Cash and cash equivalents, end of year	$2,930	$4,103	$9,836

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of December 31, 2005, we owned 31 centers, with a total gross leasable area, or GLA, of approximately 8.3 million square feet. All reference to gross leasable area and square feet contained in the notes to the consolidated financial statements are unaudited. These factory outlet centers were 97% occupied and contained over 1,800 stores, representing approximately 370 store brands. Also, we owned a 50% interest in one center with a GLA of approximately 402,000 square feet and managed for a fee one center with a GLA of approximately 64,000 square feet.

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

We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, or TFLP, holds the remaining units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

As of December 31, 2005, our wholly-owned subsidiaries owned 15,374,358 units and TFLP owned the remaining 3,033,305 units. Each of TFLP’s units is exchangeable for two of our common shares, subject to certain limitations to preserve our status as a REIT.

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

In 2003, the FASB issued Financial Accountings Standards Board Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51, or FIN 46R, which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We were considered the primary beneficiary of our joint venture, COROC Holdings, LLC, or COROC, under the provisions of FIN 46R prior to us purchasing the remaining two-thirds interest in the venture in November 2005. Therefore, the results of operations and financial position of COROC were included in our Consolidated Financial Statements since the acquisition date. We have evaluated Deer Park Enterprise, LLC, or Deer Park, Tanger Wisconsin Dells, LLC, or Wisconsin Dells and TWMB Associates, LLC, or TWMB, (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

Share Split - Our Board of Directors declared a 2 for 1 split of our common shares on November 29, 2004, effected in the form of a share dividend, payable on December 28, 2004. We retained the current par value of $.01 per share for all common shares. All references to the number of shares outstanding, per share amounts and share option data of our common shares have been restated to reflect the effect of the split for all periods presented. Shareholders’ equity reflects the split by reclassifying from additional paid-in capital to common shares an amount equal to the par value of the additional shares arising from the split.

Minority Interests - “Minority interest operating partnership” reflects TFLP’s percentage ownership of the Operating Partnership’s units. Income is allocated to TFLP based on its respective ownership interest. “Minority interest consolidated joint venture” reflects our partner’s ownership interest through November 2005 in the COROC joint venture which was consolidated under the provisions of FIN 46R. We purchased the interest owned by the minority interest partner in the COROC joint venture in November 2005 and therefore there is no consolidated joint venture minority interest remaining at December 31, 2005.

Related Parties - We account for related party transactions under the guidance of FASB No. 57 “Related Party Disclosures”. TFLP (Note 1) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $7.8, $7.6 and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Footnote 5.

Reclassifications - Certain amounts in the 2004 and 2003 consolidated statements of operations have been reclassified to the caption “discontinued operations” as required by FAS 144. Also, certain amounts in the 2004 consolidated balance sheet have been reclassified from other assets to the caption “investments in unconsolidated joint ventures”.

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

Rental Property - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain general and overhead costs, are capitalized. The amount of general and overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire assets are capitalized once the acquisition becomes probable. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings and improvements, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2005, 2004 and 2003 amounted to $665,000, $201,000 and $141,000, respectively and development costs capitalized amounted to $685,000, $684,000 and $479,000, respectively. Depreciation expense for each of the years ended December 31, 2005, 2004 and 2003 was $38,137,000, $38,968,000 and $27,211,000, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred, including certain general and overhead costs, to initiate operating leases and are amortized over the average minimum lease term. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions in accordance with FAS 141. See “Rental Property” under this section above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees of Indebtedness - In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered into or modified after December 31, 2002. Based on this criterion, the guarantee of indebtedness by us in Deer Park (Note 5) is accounted for under the provisions of FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Deer Park joint venture’s debt as a debit to our investment in Deer Park and a credit to a liability of approximately $121,000. We have elected to account for the release from obligation under the guarantee by the straight-line amortization method over the life of the guarantee. The initial guarantee expired in October 2005; however, the loan that the guarantee related to was extended for an additional year. Therefore, we recorded the fair value of the guarantee of $61,000 for the one year period in October 2005 and are also amortizing the release from obligation utilizing the straight-line amortization method. The recorded value of the guarantees was $46,000 and $48,000 at December 31, 2005 and 2004, respectively.
Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value which is calculated as estimated, discounted future cash flows associated with the asset. We believe that no impairment existed at December 31, 2005.

Real estate assets designated as held for sale are stated at their fair value less costs to sell or carrying value if greater. We classify real estate as held for sale when it meets the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or FAS 144, and our Board of Directors approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets newly designated as held for sale and for assets sold are included in discontinued operations for all periods presented in our results of operations.

Derivatives - We selectively enter into interest rate protection agreements to mitigate changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 137 and FAS 138, collectively FAS 133. FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a cash flow hedge is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes - We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders. Accordingly, no provision has been made for Federal income taxes. We paid dividends on our Series A Cumulative Redeemable Preferred Shares, which we refer to as Series A Preferred Shares, of $13.21 per share in 2003, all of which are treated as ordinary income. In November 2005, we issued 7.5% Class C Cumulative Preferred Shares (liquidation preference $25.00 per share), which we refer to as Class C Preferred Shares, however, no dividends were paid during the year. For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share were taxable as follows:

Common dividends per share:	2005	2004	2003
Ordinary income	$ .640	$ 448	$ .270
Return of capital	.640	.797	.959
	$ 1.280	$ 1.245	$ 1.229

The following reconciles net income available to common shareholders to taxable income available to common shareholders for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net income available to common shareholders	$4,551	$7,046	$12,043
Book/tax difference on:
Depreciation and amortization	7,469	356	(474)
Gain (loss) on sale of real estate	167	(1,180)	(2,470)
COROC income allocation	5,219	6,237	---
Stock option compensation	(1,666)	(3,782)	(6,689)
Other differences	(549)	1,287	(31)
Taxable income available to common shareholders	$15,191	$9,964	$2,379

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is received until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that are not owned by us or that we partially owned through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2005, 2004 or 2003.

The Riverhead, New York; Foley, Alabama and Rehoboth Beach, Delaware centers are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets. The center in Riverhead, New York is our only center that comprises more than 10% of our consolidated gross revenues for the year ended December 31, 2005. The Riverhead center, which was originally constructed in 1994 and now totals 729,315 square feet, represented 13% of our consolidated gross revenue for the year ended December 31, 2005. The Foley and Rehoboth centers, acquired in December 2003, represent 11% and 12% respectively of our consolidated total assets as of December 31, 2005. The Foley and Rehoboth centers are 557,093 and 568,873 square feet, respectively. The occupancy rates as of December 31, 2005 for the Riverhead, Rehoboth Beach and Foley centers were 99%, 99% and 97%, respectively.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2005, 2004 and 2003 amounted to $13,464,000, $11,918,000 and $4,345,000, respectively. Interest paid, net of interest capitalized, in 2005, 2004 and 2003 was $50,968,000, $36,735,000 and $24,906,000, respectively.  Interest paid for 2005 includes a prepayment premium for the early extinguishment of the John Hancock mortgage debt (Note 8) of approximately $9.4 million which was included in interest expense.

Non cash financing activities that occurred during 2003 included the assumption of mortgage debt in the amount of $198,258,000, including a premium of $11,852,000 related to the acquisition of the Charter Oak portfolio by COROC. In association with the acquisition in 2005 of the final two-thirds interest in COROC, we recorded a reduction in the fair value of debt of $883,000 related to the mortgage assumed in the original COROC transaction. Also, in 2003 and as discussed in Note 10, we converted 78,701 of our Series A Preferred Shares into 1,418,156 of our common shares.

Accounting for Stock Based Compensation - We may issue non-qualified share options and other share-based awards under the Amended and Restated Incentive Award Plan, or the Incentive Award Plan. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or FAS 123. Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS 123”, or FAS 148, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from its original effective date. In accordance with this adoption method under FAS 148, results for prior periods have not been restated.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted FAS 123R effective January 1, 2006 using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date and which are ultimately expected to vest will be recognized over the remaining service period using the compensation cost calculated under FAS 123, which we adopted on January 1, 2003. We will incur additional expense during 2006 related to new awards granted during 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which we refer to as FIN 47. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending December 31, 2005. Adoption did not have any effect on our consolidated financial statements.

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

3.  Acquisitions

COROC Holdings, LLC

In December 2003, COROC, a joint venture in which we initially had a one-third ownership interest and have consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 19, 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest in this joint venture. We recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition. The transaction was funded with a combination of common and preferred shares and senior unsecured notes.

We allocated the purchase price in accordance with FAS 141. Since we previously owned a one-third interest in COROC, the allocation of the purchase price reflects the acquisition of our two-thirds share of the difference between the fair value of the COROC portfolio and underlying book value of the assets and liabilities at the date of acquisition.  The following table reconciles the purchase price of $282.5 million to the total assets recorded (in thousands):

Purchase price	$282,500
Acquisition costs	3,474
Joint venture partner minority interest	(226,130)
Debt discount	(883)
Total	$58,961

The following table summarizes the allocation of the purchase price to the net assets acquired as of November 2005, the date of acquisition and the weighted average amortization period by major intangible asset class (in thousands):
	Value	Weighted amortization period
Rental property
Land	$7,891
Buildings, improvements and fixtures	39,478
Total rental property	47,369
Deferred lease costs and other intangibles
Below market lease value	(4,689)	3.5
Lease in place value	6,632	6.4
Tenant Relationships	8,604	7.2
Present value of lease & legal costs	1,045	4.3
Total deferred lease costs and other intangibles	11,592
Subtotal	58,961
Debt discount	883
Net assets acquired	$59,844

The following condensed pro forma (unaudited) information assumes the acquisition of the remaining two-thirds interest in COROC had occurred as of the beginning of each respective period and that the issuance of 3.0 million common shares, 2.2 million Class C Preferred Shares and $250 million of 6.15% senior unsecured notes also occurred as of the beginning of each respective period (in thousands except per share data):

	For the Year Ended
	December 31,
	2005	2004

Revenues	$203,753	$195,791

Net income	$15,731	$18,186

Basic earnings per share:
Net income	$.38	$.47
Weighted average common shares outstanding	30,385	30,044

Diluted earnings per share:
Net income	$.38	$.46
Weighted average common shares outstanding	30,651	30,261

4.  Development of Rental Properties

Locust Grove, Georgia

During 2005, we completed the construction of a 46,400 square foot expansion at our center located in Locust Grove, Georgia. Tenants include Polo/Ralph Lauren, Sketchers, Children's Place and others. Our Locust Grove center now totals approximately 294,000 square feet.

Foley, Alabama

During 2005, we completed the construction of a 21,300 square foot expansion at our center located in Foley, Alabama. Tenants include Ann Taylor, Skechers, Tommy Hilfiger and others. The Foley center now totals approximately 557,000 square feet.

Charleston, South Carolina

We have met our internal minimum pre-leasing requirements of 50% and closed on the acquisition of the land for a center located near Charleston, South Carolina. Construction is currently taking place and we expect the center to be approximately 350,000 square feet upon total build out with a scheduled opening date in late 2006.

5.	Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures as of December 31, 2005 and 2004 was $13.0 million and $6.7 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our net equity in the venture’s income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to TWMB and Wisconsin Dells. The following management, leasing and development fees were recognized from services provided to TWMB and Wisconsin Dells during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003
Fee:
Management	$327	$288	$174
Leasing	6	212	214
Development	---	28	9
Total Fees	$333	$528	$397

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are included in our investment in unconsolidated joint ventures and are amortized over the various useful lives of the related assets.

TWMB Associates, LLC

In September 2001, we established TWMB, a joint venture in which we have a 50% ownership interest, to construct and operate the Tanger Outlet Center in Myrtle Beach, South Carolina. We and our venture partner each contributed $4.3 million in cash for a total initial equity in TWMB of $8.6 million. In June 2002 the first phase opened with approximately 260,000 square feet. Since 2002 we have opened two additional phases with the final one opening in the summer of 2004. Total additional equity contributions for the second and third phases aggregated $2.8 million by each partner. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants. The center cost approximately $51.1 million to construct.

During March 2005, TWMB, entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate of 5.99% for the contract period.

In April 2005, TWMB obtained non-recourse, permanent financing to replace the construction loan debt that was utilized to build the outlet center in Myrtle Beach, South Carolina. The new mortgage amount is $35.8 million with a rate of LIBOR + 1.40%. The note is for a term of five years with payments of interest only. In April 2010, TWMB has the option to extend the maturity date of the loan two more years until 2012. All debt incurred by this unconsolidated joint venture is collateralized by its property.

Tanger Wisconsin Dells, LLC

In March 2005, we established Wisconsin Dells, a joint venture in which we have a 50% ownership interest, to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. We and our venture partner each made an initial capital contribution of $50,000 to the joint venture in June 2005. During the fourth quarter of 2005, our venture partner contributed land to Wisconsin Dells with a value of approximately $5.7 million and we made an equal capital contribution to Wisconsin Dells of approximately $5.7 million in cash. Construction of the outlet center, which is currently expected to be approximately 265,000 square feet upon total build out, began during the fourth quarter of 2005 with a scheduled opening in the fourth quarter of 2006.

In conjunction with the construction of the center and after year end, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Deer Park Enterprise, LLC

In October 2003, Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York.

In conjunction with the real estate purchase, Deer Park closed on a loan in the amount of $19 million due in October 2005 and a purchase money mortgage note with the seller in the amount of $7 million. In October 2005, Bank of America extended the maturity of the loan until October 2006. The loan with Bank of America incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The purchase money mortgage note bears no interest. However, interest has been imputed for financial statement purposes at a rate which approximates fair value.

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the property. However, the tenant did not satisfy all of the conditions necessary to terminate the lease and Deer Park is currently in litigation to recover from the tenant its on-going monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million. Deer Park intends to demolish the building and begin construction of the shopping center as soon as these conditions are satisfied and Deer Park’s internal minimum pre-leasing requirements are met. During 2005, we made additional equity contributions totaling $1.4 million to Deer Park. Both of the other venture partners made equity contributions equal to ours during the periods described above.

Under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, current rents received from this project, net of applicable expenses, are treated as incidental revenues and will be recognized as a reduction in the basis of the assets, as opposed to rental revenues over the life of the lease, until such time that the current project is demolished and the intended assets are constructed.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets- Unconsolidated Joint Ventures
	2005	2004
Assets
Investment properties at cost, net	$64,915	$69,865
Construction in progress	15,734	---
Cash and cash equivalents	6,355	2,449
Deferred charges, net	1,548	1,973
Other assets	6,690	2,826
Total assets	$95,242	$77,113

Liabilities and Owners’ Equity
Mortgage payable	$61,081	$59,708
Construction trade payables	6,588	578
Accounts payable and other liabilities	1,177	702
Total liabilities	68,846	60,988
Owners’ equity	26,396	16,125
Total liabilities and owners’ equity	$95,242	$77,113

Summary Statements of Operations- Unconsolidated Joint Ventures:
	2005	2004	2003
Revenues	$10,909	$9,821	$8,178

Expenses:
Property operating	3,979	3,539	2,972
General and administrative	24	31	47
Depreciation and amortization	3,102	2,742	2,292
Total expenses	7,105	6,312	5,311
Operating income	3,804	3,509	2,867
Interest expense	2,161	1,532	1,371
Net income	$1,643	$1,977	$1,496

Tanger Factory Outlet Centers, Inc. share of:
Net income	$879	$1,042	$819
Depreciation (real estate related)	$1,493	$1,334	$1,101

6. Disposition of Properties and Properties Held for Sale

2006 Transactions

In December 2005, we reclassified as held for sale the assets of our property in Pigeon Forge Tennessee which was sold in January 2006. Net proceeds received from the sale of the property were approximately $6.0 million. We recorded a gain on sale of real estate of approximately $3.6 million. We will continue to manage and lease the property for a fee. Based on the nature and amounts of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement, and therefore we have shown the results of operations for all periods presented in discontinued operations.

The composition of the assets held for sale line item at December 31, 2005 consisted of $1.9 million of rental property, net; $687,000 of other assets and $73,000 of deferred charges, net.

2005 Transactions

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

2004 Transactions

In June and September 2004, we completed the sale of two non-core properties located in North Conway, New Hampshire and in Dalton, Georgia, respectively. Net proceeds received from the sales of these properties were approximately $17.5 million. We recorded a gain on sale of the North Conway, New Hampshire properties of approximately $2.1 million during the second quarter of 2004 and recorded a loss on the sale of the Dalton, Georgia property of approximately $3.5 million during the third quarter of 2004, resulting in a net loss for the year ended December 31, 2004 of $1.5 million which is included in discontinued operations.

2003 Transactions

In May and October 2003, we completed the sale of properties located in Martinsburg, West Virginia and Casa Grande, Arizona, respectively. Net proceeds received from the sales of these properties were approximately $8.7 million. We recorded a loss on sale of real estate of approximately $147,000 in discontinued operations.

Below is a summary of the results of operations of the disposed properties through their respective disposition dates and properties held for sale as presented in discontinued operations for the respective periods (in thousands):
Summary Statements of Operations - Disposed Properties and Assets Held for Sale:	2005	22004	2003

Revenues:
Base rentals	$1,075	$2,495	$4,997
Percentage rentals	1	4	36
Expense reimbursements	457	1,050	2,035
Other income	39	66	146
Total revenues	1,572	3,615	7,214
Expenses:
Property operating	688	1,549	2,791
General and administrative	(3)	---	(5)
Depreciation and amortization	244	799	1,802
Total expenses	929	2,348	4,588
Discontinued operations before
loss on sale of real estate	643	1,267	2,626
Loss on sale of real estate included in discontinued operations	---	(1,460)	(147)
Discontinued operations before
minority interest	643	(193)	2,479
Minority interest	(114)	31	(559)
Discontinued operations	$529	$(162)	$1,920

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the years ended December 31, 2005 and 2004 (note there were no outparcel sales in 2003) (in thousands, except number of outparcels):
	2005	2004
Number of outparcels	2	5
Net proceeds	$1,853	$2,897
Gain on sale included in other income	$1,554	$1,510

7. Deferred Charges

Deferred charges as of December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Deferred lease costs	$21,246	$18,731
Below market leases	(5,568)	(879)
Other intangibles	77,142	60,861
Deferred financing costs	7,505	9,728
	100,325	88,441
Accumulated amortization	(35,770)	(29,590)
	$64,555	$58,851

Amortization of deferred lease costs and other intangibles for the years ended December 31, 2005, 2004 and 2003 was $9,382,000, $11,700,000 and $2,162,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2005, 2004 and 2003 was $1,691,000, $1,454,000 and $1,304,000, respectively.

Estimated aggregate amortization expense of below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2006	$10,528
2007	8,184
2008	7,893
2009	7,731
2010	6,906
Total	$41,242

8. Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consists of the following (in thousands):
	2005	2004
Senior, unsecured notes:
9.125% Senior, unsecured notes, maturing February 2008	$ 100,000	$ 100,000
6.150% Senior, unsecured notes, maturing November 2015,net of
discount of $901	249,099	---
Unsecured note:
Variable rate of LIBOR + .85%, maturing March 2008 (1)	53,500	53,500
Mortgage notes with fixed interest:
9.77%, maturing April 2005	---	13,807
9.125%, maturing September 2005	---	7,291
4.97%, maturing July 2008, including net premium of $5,771 and $9,346,
respectively	185,788	192,681
7.875%, scheduled maturity April 2009, repaid in October 2005	---	60,408
7.98%, scheduled maturity April 2009, repaid in October 2005	---	18,433
8.86%, maturing September 2010	15,445	15,722
Revolving lines of credit with variable interest rates of LIBOR +.85%, maturing
June 2008 (1)	59,775	26,165
	$ 663,607	$ 488,007
(1)
Depending on our investment grade rating, our revolving lines of credit variable interest rates can vary from either prime to prime + .50% or from LIBOR + .55% to LIBOR + 1.70% and our unsecured note from LIBOR + .65% to LIBOR + 1.50%.

Certain of our properties, which had a net book value of approximately $506.6 million at December 31, 2005, serve as collateral for the fixed rate mortgages.

In October 2005, we repaid in full our mortgage debt outstanding with John Hancock Mutual Life Insurance Company totaling approximately $77.4 million, with interest rates ranging from 7.875% to 7.98% and an original maturity date of April 1, 2009. As a result of the early repayment, we recognized a charge for the early extinguishment of the John Hancock mortgage debt of approximately $9.9 million. The charge, which is included in interest expense, was recorded in the fourth quarter of 2005 and consisted of a prepayment premium of approximately $9.4 million and the write-off of deferred loan fees totaling approximately $0.5 million.

In November 2005, we closed on $250 million of 6.15% senior unsecured notes with net proceeds of approximately $247.2 million. The ten year notes were issued by the Operating Partnership and were priced at 99.635% of par value. The proceeds were used to fund a portion of the COROC acquisition described above in Note 3.

During 2004, we retired $47.5 million of 7.875% unsecured notes which matured in October 2004 with proceeds from our property and land parcel sales and amounts available under our unsecured lines of credit. We also obtained the release of two properties which had been securing $53.5 million in mortgage loans with Wells Fargo Bank, thus creating an unsecured note with Wells Fargo Bank for the same face amount.

As part of the COROC acquisition, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We initially recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. When the remainder of the portfolio was acquired in November 2005, we recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition. The net premium had a recorded value of $5.8 million and $9.3 million as of December 31, 2005 and 2004, respectively.

During 2005, we obtained an additional $25 million unsecured line of credit from Wells Fargo Bank, bringing the total committed unsecured lines of credit to $150 million. In addition, we completed the extension of the maturity dates on all four of our unsecured lines of credit with Bank of America, Wachovia Corporation, Citigroup and Wells Fargo Bank until June of 2008. Amounts available under these facilities at December 31, 2005 totaled $90.2 million. Interest is payable based on alternative interest rate bases at our option.

The lines of credit require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2005 we were in compliance with all of our debt covenants.

Maturities of the existing long-term debt are as follows ($ in thousands):

Year	Amount
2006	$3,849
2007	4,121
2008	386,314
2009	394
2010	14,059
Thereafter	250,000
Subtotal	658,737
Net premium	4,870
Total	$663,607

9. Derivatives and Fair Value of Financial Instruments

In September 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings in 2005 and 2008. The 2005 agreement locked the US Treasury index rate at 4.279% on a notional amount of $125 million for 10 years from such date in December 2005. This lock was unwound in the fourth quarter of 2005 in conjunction with the issuance of the $250 million of 6.15% senior unsecured notes due in 2015 discussed in Note 8 and, as a result we received a cash payment of $3.2 million. The gain was recorded in other comprehensive income and is being amortized into earnings using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015. The 2008 agreement locked the US Treasury index rate at 4.526% on a notional amount of $100 million for 10 years from such date in July 2008. In November 2005, we entered into an additional agreement which locked the US Treasury index rate at 4.715% on a notional amount of $100 million for 10 years from such date in July 2008. We anticipate unsecured debt transactions of at least the notional amount to occur in the designated periods. The US Treasury index rate lock agreements have been designated as cash flow hedges and are carried on the balance sheet at fair value.

During March 2005, TWMB, entered into an interest rate swap agreement with a notional amount of $35 million for five years to hedge floating rate debt on the permanent financing that was obtained in April 2005. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate debt of 5.99% for the contract period. TWMB’s interest rate swap agreement has been designated as a cash flow hedge and is carried on TWMB’s balance sheet at fair value.

In August 2004, TWMB’s $19 million interest rate swap agreement which hedged the floating rate construction loan obtained to build the center expired as scheduled. Under this agreement, TWMB received a floating interest rate based on the 30 day LIBOR index and paid a fixed interest rate of 2.49%. This swap effectively changed the payment of interest on $19 million of variable rate debt to fixed rate debt for the contract period at a rate of 4.49%.

In January 2003, an interest rate swap agreement with a notional amount of $25 million, designated as a cash flow hedge in accordance with the provisions of FAS 133, expired as scheduled.

In accordance with our derivatives policy, these derivatives were designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and will be assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At December 31, 2005, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2005. As of December 31, 2004, we did not hold any derivative financial instruments.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$ 358,0000
US Treasury Lock	$100,000,000	4.715%	July 2008	$ (671,0000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$ 181,0000

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2005 and 2004, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $670.0 million and $508.5 million, respectively. The recorded values were $663.6 million and $488.0 million, respectively, as of December 31, 2005 and 2004.

10. Shareholders’ Equity

In September 2005, we completed the issuance of 3.0 million of our common shares to certain advisory clients of Cohen & Steers Capital Management, Inc. at a net price of $27.09 per share, receiving net proceeds of approximately $81.1 million. The proceeds were used to temporarily pay down amounts outstanding on our unsecured lines of credit.

Also in November 2005, we closed on the sale of 2,200,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $53.0 million. The proceeds were used to fund a portion of the COROC acquisition discussed in Note 4. We may not redeem our Class C Preferred Shares prior to November 14, 2010, except in limited circumstances to preserve our status as a REIT. On or after November 14, 2010, we may redeem at our option our Class C Preferred Shares, in whole or from time to time in part, for cash at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, to the redemption date. The Class C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemptions and are not convertible or exchangeable for any of our other securities. We pay annual dividends equal to $1.875 per share.

In December 2003, we completed a public offering of 4.6 million common shares at a price of $20.25 per share, receiving net proceeds of approximately $88.0 million. The net proceeds were used together with other available funds to fund our portion of the equity required to purchase the COROC portfolio as mentioned in Note 4 above and for general corporate purposes. In addition in January 2004, the underwriters of the December 2003 offering exercised in full their over-allotment option to purchase an additional 690,000 common shares at the offering price of $20.25 per share. We received net proceeds of approximately $13.2 million from the exercise of the over-allotment.

In June 2003, we redeemed all of our outstanding Series A Preferred Shares held by the Preferred Stock Depositary in the form of Depositary Shares, each representing 1/10th of a Preferred Share. The redemption price was $250 per Preferred Share ($25 per Depositary Share), plus accrued and unpaid dividends, if any, to, but not including, the redemption date.

In lieu of receiving the cash redemption price, holders of the Depositary Shares, at their option, could exercise their right to convert each Depositary Share into 1.802 common shares by following the instructions for, and completing the Notice of Conversion located on the back of their Depositary Share certificates. Those Depositary Shares, and the corresponding Series A Preferred Shares, that were converted to common shares did not receive accrued and unpaid dividends, if any, but were entitled to receive common dividends declared after the date on which the Depositary Shares were converted to common shares.

On or after the redemption date, the Depositary Shares, and the corresponding Series A Preferred Shares, were no longer deemed to be outstanding, dividends on the Depositary Shares, and the corresponding Series A Preferred Shares, ceased to accrue, and all rights of the holders of the Depositary Shares, and the corresponding Series A Preferred Shares, ceased, except for the right to receive the redemption price and accrued and unpaid dividends, without interest thereon, upon surrender of certificates representing the Depositary Shares, and the corresponding Series A Preferred Shares.

In total, 787,008 of the Depositary Shares were converted into 1,418,156 common shares and we redeemed the remaining 14,889 Depositary Shares for $25 per share, plus accrued and unpaid dividends. We funded the redemption, totaling approximately $372,000, from cash flows from operations.

11. Shareholders’ Rights Plan

In July 1998, our Board of Directors declared a distribution of one Preferred Share Purchase Right (a “Right”) for each then outstanding common share to shareholders of record on August 27, 1998, directed and authorized the issuance of one Right with respect to each common share which shall become outstanding prior to the occurrence of certain specified events, and directed that proper provision shall be made for the issuance of Rights to the holders of the Operating Partnership’s units upon the occurrence of specified events. The Rights are exercisable only if a person or group acquires 15% or more of our outstanding common shares or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common shares. Each Right entitles shareholders to buy one-hundredth of a share of a new series of Junior Participating Preferred Shares at an exercise price of $120, subject to adjustment.

If an acquiring person or group acquires 15% or more of our outstanding common shares, an exercisable Right will entitle its holder (other than the acquirer) to buy, at the Right’s then-current exercise price, our common shares having a market value of two times the exercise price of one Right. If an acquirer acquires at least 15%, but less than 50%, of our common shares, the Board may exchange each Right (other than those of the acquirer) for one common share (or one-hundredth of a Class B Preferred Share) per Right. In addition, under certain circumstances, if we are involved in a merger or other business combination where we are not the surviving corporation, an exercisable Right will entitle its holder to buy, at the Right’s then-current exercise price, common shares of the acquiring company having a market value of two times the exercise price of one Right. We may redeem the Rights at $.01 per Right at any time prior to a person or group acquiring a 15% position. The Rights will expire on August 26, 2008.

12. Earnings Per Share

A reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, for the years ended December 31, 2005, 2004 and 2003 is set forth as follows (in thousands, except per share amounts):
	2005	2004	2003
NUMERATOR:
Income from continuing operations	$8,403	$7,208	$10,929
Loss on sale of real estate	(3,843)	---	---
Less applicable preferred share dividends	(538)	---	(806)
Income from continuing operations available
to common shareholders	4,022	7,208	10,123
Discontinued operations	529	(162)	1,920
Net income available to common shareholders	$4,551	$7,046	$12,043
DENOMINATOR:
Basic weighted average common shares	28,380	27,044	20,103
Effect of outstanding share and unit options	193	187	463
Effect of unvested restricted share awards	73	30	---
Diluted weighted average common shares	28,646	27,261	20,566

Basic earnings per common share:
Income from continuing operations	$.14	$.27	$.50
Discontinued operations	.02	(.01)	.10
Net income	$.16	$.26	$.60

Diluted earnings per common share:
Income from continuing operations	$.14	$.26	$.49
Discontinued operations	.02	---	.10
Net income	$.16	$.26	$.59

Options to purchase common shares excluded from the computation of diluted earnings per share during 2005 and 2004 because the exercise price was greater than the average market price of the common shares totaled approximately 7,500 and 1,000 shares, respectively. During 2003 there were no options excluded from the computation. The assumed conversion of the preferred shares as of the beginning of each year would have been anti-dilutive. The assumed conversion of the units held by TFLP as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership unit is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method. If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

13. Employee Benefit Plans

During the second quarter of 2004, the Board of Directors approved amendments to the Company’s Share Option Plan to add restricted shares and other share-based grants to the Plan, to merge the Operating Partnership’s Unit Option Plan into the Share Option Plan and to rename the Plan as the Amended and Restated Incentive Award Plan, which we refer to as the Incentive Award Plan. The Incentive Award Plan was approved by a vote of shareholders at our Annual Shareholders’ Meeting. The Board of Directors approved the grant of 212,250 restricted common shares to the independent directors and certain executive officers in April 2004 which vests ratably over 3 years in the case of independent directors and over 6 years in the case of certain executive officers. As a result of the granting of the restricted common shares, we recorded deferred compensation of $4.1 million in the shareholders’ equity section of the consolidated balance sheet.

In March 2005, the Board of Directors approved the grant of 138,000 restricted common shares to the independent directors and certain executive officers. As a result of the granting of the restricted common shares, we recorded deferred compensation of $3.1 million in the shareholders’ equity section of the consolidated balance sheet. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors’ restricted common shares vest ratably over a three year period. The executive officer’s restricted common shares vest over a five year period with 50% of the award vesting ratably over that period and 50% vesting based on the attainment of certain market performance criteria.

We may issue up to 6.0 million shares under the Incentive Award Plan. We have granted 3,602,700 options, net of options forfeited, and 350,250 restricted share awards through December 31, 2005. Under the plan, the option exercise price is determined by the Share and Unit Option Committee of the Board of Directors. Non-qualified share and unit options granted expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Units received upon exercise of unit options are exchangeable for common shares. For the years ended December 31, 2005, 2004 and 2003 total compensation expense recognized in the consolidated statements of operations for share-based employee compensation awards was $1.6 million, $1.5 million and $102,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2004 and 2005: expected dividend yield ranging from 5.3% to 6.5%; expected life of 7 years; expected volatility of 23%; and risk-free interest rates ranging from 3.71% to 3.99%. There were no option grants in 2003.

Options outstanding at December 31, 2005 had the following exercise prices, weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted average	remaining contractual		Weighted average
Range of exercise prices	Options	exercise price	life in years	Options	exercise price
$9.3125 to $12.125	78,080	$9.95	3.65	78,080	$9.95
$15.0625 to $19.38	62,000	17.15	5.07	38,000	15.74
$19.415 to $23.96	492,160	19.49	8.33	83,900	19.48
	632,240	$18.08	7.43	199,980	$15.05

A summary of the status of the plan at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the table and narrative below:

	2005		2004		2003
		Wtd Avg		Wtd Avg			Wtd Avg
	Shares	Ex. Price	Shares	Ex. Price	Shares		Ex. Price
Outstanding at beginning of year	818,120	$17.19	855,120	$12.72	2,637,400		$11.95
Grant	2,500	23.96	605,400	19.45	---		---
Exercised	(167,700)	13.64	(619,480)	13.18	(1,781,080)		11.58
Forfeited	(20,680)	19.42	(22,920)	18.69	(1,200)		9.32
Outstanding at end of year	632,240	$18.08	818,120	$17.19	855,120		$12.72
Exercisable at end of year	199,980	$15.05	144,920	$12.88	586,120		$14.02
Weighted average fair value
of options granted		$3.31		$2.18		$	---

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years ended 2005, 2004 and 2003 were approximately $102,000, $87,000 and $76,000, respectively.

14. Other Comprehensive Income

Total comprehensive income for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Net income	$5,089	$7,046	$12,849
Other comprehensive income:
Payments received (gain) in settlement of $125 million
(notional amount) of US treasury rate lock, net of minority
interest of $548	2,676	---	---
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,
net of minority interest of $(7)	(33)	---	---
Change in fair value of treasury rate locks,
net of minority interest of $(53)	(260)	---	---
Change in fair value of our portion of TWMB cash
flow hedge, net of minority interest of $15, $37 and $12	75	45	44
Change in fair value of cash flow hedge,
net of minority interest of $24	---	---	74
Other comprehensive income	2,458	45	118
Total comprehensive income	$7,547	$7,091	$12,967

15. Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Advertising and promotion	$16,211	$15,287	$9,834
Common area maintenance	28,404	25,071	14,765
Real estate taxes	12,930	12,454	8,969
Other operating expenses	6,547	6,161	4,754
	$64,092	$58,973	$38,322

   16. Lease Agreements

We are the lessor of over 1,800 stores in our 31 wholly owned factory outlet centers, under operating leases with initial terms that expire from 2006 to 2030. Most leases are renewable for five years at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$115,279
2007	96,549
2008	74,867
2009	56,099
2010	34,422
Thereafter	42,878
$420,094

17.	Commitments and Contingencies

We purchased the rights to lease land on which two of the outlet centers are situated for $1.5 million. These leasehold rights are being amortized on a straight-line basis over 30 and 40 year periods, respectively. Accumulated amortization was $860,000 and $811,000 at December 31, 2005 and 2004, respectively.

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2006 to 2085. Annual rental payments for these leases totaled approximately $2,949,000, $2,927,000 and $2,572,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2006	$ 3,115
2007	2,988
2008	2,659
2009	2,271
2010	2,024
Thereafter	83,420
$ 96,477

  We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

  Commitments to complete construction of properties and other capital expenditure requirements amounted to approximately $34.4 million at December 31, 2005. Commitments for    construction represent only those costs contractually required to be paid by us.

18. Subsequent Events

In January 2006, we completed the sale of our property located in Pigeon Forge, Tennessee. Net proceeds received from the sale of the property were approximately $6.0 million. We recorded a gain on sale of real estate of approximately $3.6 million. The property was classified as assets held for sale as of December 31, 2005 and its results of operations included in discontinued operations.

In February 2006, we completed the sale of an additional 800,000 Class C Preferred Shares at a price of $24.51 per share. Net proceeds were approximately $19.5 million and were used to repay amounts outstanding on our unsecured lines of credit.

  19. Quarterly Financial Data (Unaudited)

We have reclassified amounts previously reported in quarterly financial results for the years ended December 31, 2005 and December 31, 2004 to give effect to the reclassification of revenues, expenses and gains or losses on sales of real estate to discontinued operations based upon the application of FAS 144 for the sale of real estate with separate, identifiable cash flows in which we have no significant continuing involvement. The following table sets forth the reclassified summary quarterly financial information for the years ended December 31, 2005 and 2004 (unaudited and in thousands, except per common share data).

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$47,608	$48,203	$51,264	$55,724
Operating income	15,638	18,684	19,743	22,150
Income (loss) from
continuing operations	801	3,321	4,289	(8)
Net income (loss)	(2,929)	3,480	4,413	125

Basic earnings per share
Income (loss) from
continuing operations	$(.11)	$.12	$.15	$(.02)
Net income (loss)	(.11)	.13	.16	(.01)

Diluted earnings per share
Income (loss) from
continuing operations	$(.11)	$.12	$.15	$(.02)
Net income (loss)	(.11)	.13	.15	(.01)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$44,562	$48,019	$48,652	$51,807
Operating income	16,078	17,382	16,543	20,035
Income from continuing operations	640	1,746	641	4,181
Net income (loss)	1,012	3,745	(2,015)	4,304

Basic earnings per share
Income from
continuing operations	$.02	$.06	$.02	$.15
Net income (loss)	.04	.14	(.07)	.16

Diluted earnings per share
Income from
continuing operations	$.02	$.06	$.02	$.15
Net income (loss)	.04	.14	(.07)	.16

(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2005 (In thousands)
Description				Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)			Gross Amount Carried at Close of Period 12/31/05 (1)
Outlet Center Name	Location		Encum-brances (4)	Land	Buildings, Improve-ments & Fixtures		Land	Buildings Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$	---	$3,672	$12,533	$	---	$6,286	$3,672	$18,819	$22,491	$8,028	1995	(2)
Blowing Rock	Blowing Rock, NC		9,201	1,963	9,424		---	3,118	1,963	12,542	14,505	3,615	1997 (3)	(2)
Boaz	Boaz, AL		---	616	2,195		---	2,350	616	4,545	5,161	3,009	1988	(2)
Branson	Branson, MO		---	4,407	25,040		---	9,275	4,407	34,315	38,722	17,466	1994	(2)
Charleston	Charleston, SC		---	9,987	13,436		---	---	9,987	13,436	23,423	---	Under const.	--
Commerce I	Commerce, GA		---	755	3,511		492	12,533	1,247	16,044	17,291	7,732	1989	(2)
Commerce II	Commerce, GA		---	1,262	14,046		541	21,626	1,803	35,672	37,475	13,873	1995	(2)
Foley	Foley, AL		31,503	4,400	82,410		693	15,503	5,093	97,913	103,006	5,801	2003 (3)	(2)
Gonzales	Gonzales, LA		---	679	15,895		---	6,332	679	22,227	22,906	13,334	1992	(2)
Hilton Head	Blufton, SC		18,069	9,900	41,504		469	1,832	10,369	43,336	53,705	3,327	2003 (3)	(2)
Howell	Howell, MI		---	2,250	35,250		---	1,457	2,250	36,707	38,957	4,153	2002 (3)	(2)
Kittery-I	Kittery, ME		---	1,242	2,961		229	1,671	1,471	4,632	6,103	3,308	1986	(2)
Kittery-II	Kittery, ME		---	1,450	1,835		---	726	1,450	2,561	4,011	1,551	1989	(2)
Lancaster	Lancaster, PA		---	3,691	19,907		---	13,333	3,691	33,240	36,931	14,887	1994 (3)	(2)
Lincoln City	Lincoln City, OR		10,171	6,500	28,673		268	1,473	6,768	30,146	36,914	2,266	2003 (3)	(2)
Locust Grove	Locust Grove, GA		---	2,558	11,801		---	15,353	2,558	27,154	29,712	10,211	1994	(2)
Myrtle Beach 501	Myrtle Beach, SC		22,367	10,236	57,094		---	8,424	10,236	65,518	75,754	4,110	2003 (3)	(2)
Nags Head	Nags Head, NC		6,244	1,853	6,679		---	3,046	1,853	9,725	11,578	3,210	1997 (3)	(2)
North Branch	North Branch, MN		---	243	5,644		88	4,170	331	9,814	10,145	6,383	1992	(2)
Park City	Park City, UT		12,309	6,900	33,597		343	7,436	7,243	41,033	48,276	2,512	2003 (3)	(2)
Rehoboth	Rehoboth Beach, DE		38,524	20,600	74,209		1,876	17,795	22,476	92,004	114,480	5,240	2003 (3)	(2)
Riverhead	Riverhead, NY		---	---	36,374		6,152	75,781	6,152	112,155	118,307	42,526	1993	(2)
San Marcos	San Marcos, TX		---	1,801	9,440		16	39,246	1,817	48,686	50,503	18,579	1993	(2)
Sanibel	Sanibel, FL		---	4,916	23,196		---	6,847	4,916	30,043	34,959	6,988	1998 (3)	(2)
Sevierville	Sevierville, TN		---	---	18,495		---	35,107	---	53,602	53,602	15,376	1997 (3)	(2)
Seymour	Seymour, IN		---	1,114	2,143		---	---	1,114	2,143	3,257	1,554	1994	(2)
Terrell	Terrell, TX		---	708	13,432		---	6,621	708	20,053	20,761	10,800	1994	(2)
Tilton	Tilton, NH		12,709	1,800	24,838		29	2,198	1,829	27,036	28,865	1,835	2003 (3)	(2)
Tuscola	Tuscola, IL		19,739	1,600	15,428		43	38	1,643	15,466	17,109	1,336	2003 (3)	(2)
West Branch	West Branch, MI		---	319	3,428		120	8,083	439	11,511	11,950	5,349	1991	(2)
Westbrook	Westbrook, CT		14,626	6,264	26,991		4,233	1,127	10,497	28,118	38,615	2,419	2003 (3)	(2)
Williamsburg	Williamsburg, IA		---	706	6,781		718	15,187	1,424	21,968	23,392	12,987	1991	(2)
			$195,462	$114,392	$678,190		$16,310	$343,974	$130,702	$1,022,164	$1,152,866	$253,765
(1)  Aggregate cost for federal income tax purposes is approximately $934,645. Land, building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
(3) Represents year acquired.
(4) Excludes net mortgage premium of $5,771.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2005
(In Thousands)

The changes in total real estate for the three years ended December 31, 2005 are as follows:

	2005	2004	2003
Balance, beginning of year	$1,077,393	$1,078,553	$622,399
Acquisition of real estate	47,369	---	463,875
Improvements	45,684	23,420	9,342
Dispositions and assets held for sale	(17,580)	(24,580)	(17,063)
Balance, end of year	$1,152,866	$1,077,393	$1,078,553

The changes in accumulated depreciation for the three years ended December 31, 2005 are as follows:

	2005	2004	2003
Balance, beginning of year	$224,622	$192,698	$174,199
Depreciation for the period	38,137	38,968	27,211
Dispositions and assets held for sale	(8,994)	(7,044)	(8,712)
Balance, end of year	$253,765	$224,622	$192,698