Form 10-Q
period 2006-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2006-08-04
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
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

31,000,536 shares of Common Stock,
$.01 par value, outstanding as of July 25, 2006

TANGER FACTORY OUTLET CENTERS, INC.

                                Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations -
for the three and six months ended June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

Part II. Other Information

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS:
Rental property
Land	$119,876	$120,715
Building, improvement and fixtures	1,017,245	1,004,545
Construction in progress	51,260	27,606
	1,188,381	1,152,866
Accumulated depreciation	(266,958)	(253,765)
Rental property, net	921,423	899,101
Cash and cash equivalents	1,785	2,930
Assets held for sale	---	2,637
Investments in unconsolidated joint ventures	15,130	13,020
Deferred charges, net	56,867	64,555
Other assets	27,008	18,362
Total assets	$1,022,213	$1,000,605
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $867 and
$901, respectively)	$349,132	$349,099
Mortgages payable (including a debt premium
of $4,623 and $5,771, respectively)	198,177	201,233
Unsecured note	53,500	53,500
Unsecured lines of credit	49,800	59,775
	650,609	663,607
Construction trade payables	22,372	13,464
Accounts payable and accrued expenses	22,095	23,954
Total liabilities	695,076	701,025
Commitments
Minority interest in operating partnership	53,541	49,366
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
and 2,200,000 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	75,000	55,000
Common shares, $.01 par value, 50,000,000 shares
authorized, 31,000,536 and 30,748,716 shares issued
and outstanding at June 30, 2006 and December 31,
2005, respectively	310	307
Paid in capital	332,103	338,688
Distributions in excess of net income	(142,497)	(140,738)
Deferred compensation	---	(5,501)
Accumulated other comprehensive income	8,680	2,458
Total shareholders’ equity	273,596	250,214
Total liabilities, minority interest, and shareholders’ equity	$1,022,213	$1,000,605

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Base rentals	$33,879	$32,845	$66,844		$64,061
Percentage rentals	1,398	1,254	2,556		2,134
Expense reimbursements	13,747	12,296	26,467		26,235
Other income	1,504	1,182	2,859		2,112
Total revenues	50,528	47,577	98,726		94,542

Expenses
Property operating	15,995	14,143	30,760		29,843
General and administrative	4,077	3,711	8,158		6,754
Depreciation and amortization	13,593	11,243	29,543		23,996
Total expenses	33,665	29,097	68,461		60,593
Operating income	16,863	18,480	30,265		33,949
Interest expense	9,890	8,167	19,924		16,395
Income before equity in earnings of
unconsolidated joint ventures, minority
interests, discontinued operations
and loss on sale of real estate	6,973	10,313	10,341		17,554
Equity in earnings of unconsolidated
joint ventures	285	268	432		459
Minority interests
Consolidated joint venture	---	(6,727)	---		(13,351)
Operating partnership	(969)	(700)	(1,350)		(846)
Income from continuing operations	6,289	3,154	9,423		3,816
Discontinued operations, net of
minority interest	---	326	11,713		578
Income before loss on sale of real estate	6,289	3,480	21,136		4,394
Loss on sale of real estate excluded from
discontinued operations, net of minority
interest	---	---	---		(3,843)
Net income	6,289	3,480	21,136		551
Preferred share dividends	(1,406)	---	(2,621)		---
Net income available to common
shareholders	$4,883	$3,480	$18,515		$551

Basic earnings per common share
Income from continuing operations	$.16	$.12	$.22	$	---
Net income	$.16	$.13	$.61		$.02

Diluted earnings per common share
Income from continuing operations	$.16	$.11	$.22	$	---
Net income	$.16	$.13	$.60		$.02

Dividends paid per common share	$.3400	$.3225	$.6625		$.6350

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2006	2005

OPERATING ACTIVITIES
Net income	$21,136	$551
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	29,659	24,350
Amortization of deferred financing costs	596	689
Equity in earnings of unconsolidated joint ventures	(432)	(459)
Consolidated joint venture minority interest	---	13,351
Operating partnership minority interest
(including discontinued operations)	3,678	127
Compensation expense related to restricted shares
and share options granted	1,141	709
Amortization of debt premiums and discount, net	(1,236)	(1,430)
Gain on sale of outparcels	(225)	(127)
(Gain) loss on sale of real estate	(13,833)	4,690
Distributions received from unconsolidated joint ventures	1,250	950
Net accretion of market rent rate adjustment	(806)	(659)
Straight-line base rent adjustment	(1,065)	(651)
Decrease due to changes in:
Other assets	(1,663)	(269)
Accounts payable and accrued expenses	(1,546)	(484)
Net cash provided by operating activities	36,654	41,338
INVESTING ACTIVITIES
Additions to rental property	(37,361)	(13,451)
Additions to investments in unconsolidated joint ventures	(2,020)	(950)
Additions to deferred lease costs	(1,678)	(1,418)
Net proceeds from sale of real estate	21,091	2,211
Net cash used in investing activities	(19,968)	(13,608)
FINANCING ACTIVITIES
Cash dividends paid	(22,895)	(17,481)
Distributions to consolidated joint venture minority interest	---	(10,921)
Distributions to operating partnership minority interest	(4,019)	(3,852)
Proceeds from sale of preferred shares	19,445	---
Proceeds from debt issuances	106,550	74,990
Repayments of debt	(118,433)	(72,540)
Additions to deferred financing costs	(94)	(1)
Proceeds from exercise of share and unit options	1,615	1,515
Net cash used in financing activities	(17,831)	(28,290)
Net decrease in cash and cash equivalents	(1,145)	(560)
Cash and cash equivalents, beginning of period	2,930	4,103
Cash and cash equivalents, end of period	$1,785	$3,543

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of June 30, 2006, we owned 29 centers with a total gross leasable area, or GLA, of approximately 8.0 million square feet. These factory outlet centers were 96.2% occupied. Also, we owned a 50% interest in one center with a GLA of approximately 402,000 square feet and managed for a fee three centers with a GLA of approximately 293,000 square feet.

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

We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership (“TFLP”), holds the remaining units as a limited partner. Stanley K. Tanger, our Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP.

2.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet data was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

Charleston, South Carolina

We are currently under construction of a center located near Charleston, South Carolina. We expect the center to be approximately 352,500 square feet upon total build out with a scheduled grand opening date in August 2006.

Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $7.7 million at June 30, 2006. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three month period ended June 30, 2006 and 2005 amounted to $722,000 and $80,000, respectively, and for the six month periods ended June 30, 2006 and 2005 amounted to $1.2 million and $113,000, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investment in unconsolidated real estate joint ventures as of June 30, 2006 and December 31, 2005 was $15.1 million and $13.0 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are also reduced by 50% of the profits earned for leasing and development services we provided to TWMB Associates, LLC (“TWMB”) and Tanger Wisconsin Dells, LLC (“Wisconsin Dells”). The following management, leasing, development and marketing fees were recognized from services provided to TWMB and Wisconsin Dells during the three and six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fee:
Management	$ 78	$ 78	$ 156	$ 156
Leasing	25	---	29	5
Marketing	9	---	9	---
Development	65	---	162	---
Total Fees	$ 177	$ 78	$ 356	$ 161

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

Tanger Wisconsin Dells, LLC

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. Construction is nearing completion and we expect the center to be approximately 264,900 square feet upon total build out of the initial phase with a scheduled grand opening in August 2006.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of June 30, 2006 was approximately $16.5 million. Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $2.1 million at June 30, 2006. Commitments for construction represent only those costs contractually required to be paid by Wisconsin Dells.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions of FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45’). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee which represents the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception, the fair value of our guarantee of the Wisconsin Dells joint venture’s debt as an increase to our investment in Wisconsin Dells and recorded a corresponding liability of approximately $409,000. We have elected to account for the release from the obligation under the guarantee by the straight-line amortization method over the three year life of the guarantee. The remaining value of the guarantee liability as of June 30, 2006 was approximately $364,000.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprises (“Deer Park”) , a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours.

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

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease nor to receive payment under the purchase money mortgage. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million.

Through March 2006, the Deer Park joint venture was accounted for under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project loss, which amounted to $2,000 for the second quarter of 2006 as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures. Deer Park continues to incur architectural, engineering and other construction costs associated with this development. We currently anticipate final permits and approvals will be obtained by the end of 2006, at which time Deer Park intends to demolish the building and begin construction.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of June 30, 2006	As of December 31, 2005
Assets
Investment properties at cost, net	$ 37,474	$ 64,915
Construction in progress	65,298	15,734
Cash and cash equivalents	2,926	6,355
Deferred charges, net	1,805	1,548
Other assets	13,220	6,690
Total assets	$120,723	$ 95,242
Liabilities and Owners’ Equity
Mortgages payable	$ 77,380	$ 61,081
Construction trade payables	9,665	6,588
Accounts payable and other liabilities	858	1,177
Total liabilities	87,903	68,846
Owners’ equity	32,820	26,396
Total liabilities and owners’ equity	$120,723	$ 95,242

	Three Months		Six Months
	Ended		Ended
Consolidated Statements of Operations -	June 30,		June 30,
Unconsolidated Joint Ventures	2006	2005	2006	2005

Revenues	$ 3,171	$ 2,933	$ 5,828	$ 5,444

Expenses
Property operating	1,202	1,067	2,232	2,041
General and administrative	66	15	73	15
Depreciation and amortization	788	769	1,574	1,536
Total expenses	2,056	1,851	3,879	3,592
Operating income	1,115	1,082	1,949	1,852
Interest expense	578	574	1,147	991
Net income	$ 537	$ 508	$ 802	$ 861

Tanger’s share of:
Net income	$ 285	$ 268	$ 432	$ 459
Depreciation (real estate related)	379	370	758	739

5. Disposition of Properties

2006 Transactions

In January 2006, we completed the sale of our property located in Pigeon Forge, Tennessee. Net proceeds received from the sale of the center were approximately $6.0 million. We recorded a gain on sale of real estate of approximately $3.5 million.

In March 2006, we completed the sale of our property located in North Branch, Minnesota. Net proceeds received from the sale of the center were approximately $14.2 million. We recorded a gain on sale of real estate of approximately $10.3 million.

We continue to manage and lease these properties for a fee. Based on the nature and amounts of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement and therefore we have shown the results of operations and gain on sale of real estate as discontinued operations under the provisions of FAS 144. Below is a summary of the results of operations for the Pigeon Forge, Tennessee and North Branch, Minnesota properties sold during the first quarter of 2006 (in thousands):

	Three months ended			Six months ended
Summary Statements of Operations - Disposed	June 30,			June 30,
Properties Included in Discontinued Operations	2006		2005	2006	2005

Revenues:
Base rentals	$	---	$683	$448	$1,328
Percentage rentals		---	14	6	19
Expense reimbursements		---	323	219	682
Other income		---	23	14	40
Total revenues		---	1,043	687	2,069

Expenses:
Property operating		---	468	360	1,008
General and administrative		---	---	3	1
Depreciation and amortization		---	177	116	354
Total expenses		---	645	479	1,363
Discontinued operations before
gain on sale of real estate		---	398	208	706
Gain on sale of real estate included
in discontinued operations		---	---	13,833	---
Discontinued operations before
minority interest		---	398	14,041	706
Minority interest		---	(72)	(2,328)	(128)
Discontinued operations $		---	$326	$11,713	$578

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

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three and six months ended June 30, 2006 and 2005, respectively. (in thousands, except number of outparcels):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Number of outparcels	1	1	3	1
Net proceeds	$238	$252	$863	$252
Gains on sales included in other income	$115	$127	$225	$127

6.	Other Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$6,289	$ 3,480	$21,136	$ 551
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain
on settlement of US treasury rate lock included
in net income, net of minority interest of $(10) and
$(20)	(51)	---	(101)	---

Change in fair value of treasury rate locks,
net of minority interest of $303 and $1,182	1,535	---	5,959	---

Change in fair value of our portion of TWMB cash
flow hedge, net of minority interest of $29, $(64),
$72 and $(80)	149	(290)	364	(362)
Other comprehensive income (loss)	1,633	(290)	6,222	(362)
Total comprehensive income	$7,922	$ 3,190	$27,358	$ 189

7.	Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), under the modified prospective method. Since we had previously accounted for our share-based compensation plan under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or our results of operations.

During the first quarter of 2006, the Board of Directors approved the grant of 164,000 restricted common shares to the independent directors and our executive officers. We determined the grant date fair value of restricted share grants based upon the market price of common shares on the date of grant. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares. The independent directors’ restricted common shares vest ratably over a three year period. The executive officer’s restricted common shares vest ratably over a five year period.

We recorded share based compensation expense for the three and six month periods ended June 30, 2006 and 2005, respectively as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Restricted shares	$ 603	$ 365	$ 1,027	$ 537
Share options	58	103	114	172
Total share based compensation	$ 661	$ 468	$ 1,141	$ 709

Compensation expensed capitalized during the periods was not significant.

Share options outstanding at June 30, 2006 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of		average	contractual		average
exercise prices	Options	exercise price	life in years	Options	exercise price
$9.3125 to $11.0625	58,120	$ 9.84	3.34	58,120	$ 9.84
$15.0625 to $19.38	62,000	17.15	4.57	44,000	16.24
$19.415 to $23.96	419,180	19.50	7.83	114,780	19.48
	539,300	$18.19	6.97	216,900	$16.24

A summary of option activity under our Amended and Restated Incentive Award Plan as of June 30, 2006 and changes during the quarter then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Share Options	Shares	Price	life in years	value
Outstanding as of December 31, 2005	632,240	$18.08
Granted	---	---		$ ---
Exercised	(87,820)	17.33		1,364
Forfeited	(5,120)	19.42		---
Outstanding as of June 30, 2006	539,300	$18.19	6.97	$7,302

Vested and Expected to Vest as of
June 30, 2006	521,973	$18.15	6.97	$7,090

Exercisable as of June 30, 2006	216,900	$16.24	5.70	$3,360

The following table summarizes information related to unvested restricted common shares outstanding as of June 30, 2006:
		Weighted average
	Number of	grant date
Unvested Restricted Shares	shares	fair value
Unvested at December 31, 2005	225,586	$20.95
Granted	164,000	31.92
Vested	(750)	19.38
Forfeited	---	---
Unvested at June 30, 2006	388,836	$25.58

As of June 30, 2006, there was $9.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.

8.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator
Income from continuing operations	$ 6,289	$ 3,154	$ 9,423	$ 3,816
Loss on sale of real estate	---	---	---	(3,843)
Less applicable preferred share dividends	(1,406)	---	(2,621)	---
Income from continuing operations available to
common shareholders	4,883	3,154	6,802	(27)
Discontinued operations	---	326	11,713	578
Net income available to common shareholders	$ 4,883	$ 3,480	$ 18,515	$ 551
Denominator
Basic weighted average common shares	30,593	27,357	30,562	27,330
Effect of outstanding share and unit options	220	165	233	173
Effect of unvested restricted share awards	102	54	94	43
Diluted weighted average common shares	30,915	27,576	30,889	27,546

Basic earnings per common share
Income from continuing operations	$ .16	$ .12	$ .22	$ ---
Discontinued operations	---	.01	.39	.02
Net income	$ .16	$ .13	$ .61	$ .02

Diluted earnings per common share
Income from continuing operations	$ .16	$ .11	$ .22	$ ---
Discontinued operations	---	.02	.38	.02
Net income	$ .16	$ .13	$ .60	$ .02

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. A total of 7,000 and 6,000 options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005. No options were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.  All restricted shares issued are included in the calculation of diluted weighted average shares outstanding.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

9.	Derivatives

In accordance with our derivatives policy, all derivatives have been designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and are assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At June 30, 2006, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,949,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$2,879,000

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$1,054,000

10. Preferred Share Offering

In February 2006, we completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.4 million. The proceeds were used to repay amounts outstanding on our unsecured lines of credit. We pay annual dividends equal to $1.875 per share and after the offering our total amount of Preferred Shares outstanding was 3,000,000.

11. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2006 and 2005 amounted to $22.4 million and $9.2 million, respectively.

12.	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

13. Subsequent Events

In July 2006, we closed on an unsecured line of credit for $25 million with Branch Banking and Trust Co. During the month we also received a commitment for a $25 million unsecured line of credit with SunTrust Bank.

On September 1, 2006, we intend to repay in full our mortgage debt outstanding with Woodman of the World Life Insurance Society totaling approximately $15.3 million, with an interest rate of 8.86% and an original maturity of September 2010. We intend to make the repayment with amounts available under our existing unsecured lines of credit. As a result of the early repayment, we expect to recognize a charge for the early extinguishment of the mortgages of approximately $708,000. The charge, which will be included in interest expense, will consist of a prepayment premium of approximately $613,000 and the write-off of deferred loan fees totaling approximately $95,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2006 with the three and six months ended June 30, 2005. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the risk factors listed there through June 30, 2006.

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

At June 30, 2006, our consolidated portfolio included 29 wholly owned centers in 21 states totaling 8.0 million square feet compared to 31 wholly or partially owned centers in 22 states totaling 8.2 million square feet at June 30, 2005. The changes in the number of centers and GLA are due to the following events:
	No. of Centers	GLA (000’s)	States
As of June 30, 2005	31	8,194	22
New development expansion:
Locust Grove, Georgia	---	46	---
Foley, Alabama	---	21	---
Dispositions:
Pigeon Forge, Tennessee	(1)	(95)	---
North Branch, Minnesota	(1)	(134)	(1)
Other	---	(3)	---
As of June 30, 2006	29	8,029	21

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest or manage as of June 30, 2006. (Excludes one wholly owned center in Charleston, South Carolina and one center in Wisconsin Dells, Wisconsin in which we own a 50% ownership interest. Both of these centers are currently under construction and will open in August 2006.)

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, NY (1)	729,315	98.5
Rehoboth Beach, DE (1)	568,873	98.9
Foley, AL	557,093	95.7
San Marcos, TX	442,510	99.3
Myrtle Beach Hwy 501, SC	427,417	94.0
Sevierville, TN (1)	419,038	100.0
Hilton Head, SC	393,094	84.4
Commerce II, GA	338,656	98.6
Howell, MI	324,631	100.0
Park City, UT	300,602	100.0
Locust Grove, GA	293,868	93.9
Westbrook, CT	291,051	91.9
Branson, MO	277,883	99.8
Williamsburg, IA	277,230	97.5
Lincoln City, OR	270,280	98.4
Tuscola, IL	256,514	70.4
Lancaster, PA	255,152	100.0
Gonzales, LA	243,499	100.0
Tilton, NH	227,998	98.7
Fort Meyers, FL	198,924	93.9
Commerce I, GA	185,750	92.6
Terrell, TX	177,490	98.8
West Branch, MI	112,120	98.2
Barstow, CA	109,600	95.5
Blowing Rock, NC	104,280	100.0
Nags Head, NC	82,178	100.0
Boaz, AL	79,575	91.5
Kittery I, ME	59,694	100.0
Kittery II, ME	24,619	100.0
Totals	8,028,934	96.2

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, SC (1)	401,992	100.0

Managed Properties
North Branch, MN	134,480	N/A
Pigeon Forge, TN	94,694	N/A
Burlington, NC	64,288	N/A

(1)	These properties or a portion thereof are subject to a ground lease.

The table set forth below summarizes certain information as of June 30, 2006 with respect to our wholly owned existing centers related to GLA and debt which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of June 30, 2006	Interest Rate	Maturity Date
Woodman of the World
Blowing Rock, NC	104,280	$ 9,114	8.860%	9/01/2010
Nags Head, NC	82,178	6,184	8.860%	9/01/2010
Subtotal	186,458	15,298
GMAC
Rehoboth Beach, DE	568,873
Foley, AL	557,093
Myrtle Beach Hwy 501, SC	427,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,998
	3,292,922	178,256	6.590%	7/10/2008
Net debt premium		4,623
	Subtotal	182,879
Totals	3,479,380	$198,177

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

Base rentals increased $1.0 million, or 3%, in the 2006 period compared to the 2005 period. Our overall occupancy rates were comparable from period to period at 96.2% and 96.5%, respectively. Our base rental income increased $1.2 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2006 period, we executed 113 leases totaling 466,000 square feet at an average increase of 16.9%. This compares to our execution of 106 leases totaling 452,000 square feet at an average increase of 5.7% during the 2005 period. Base rentals also increased due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers which both occurred late in the fourth quarter of 2005. Decreases occurred in the amortization of above or below market leases totaling $265,000 primarily as a result of accelerated above or below market rents recorded due to the early termination of tenants in the 2005 period.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $348,000 of additional rental income for the net amortization of market lease values compared with $613,000 of additional rental income for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. As of June 30, 2006, there was $2.7 million of unrecognized below market lease values, net.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $144,000 or 11%. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2006 were $330 per square foot. This represents a 4% increase compared to the same period in 2005. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 86% and 87% in the 2006 and 2005 periods, respectively. The decrease in the expense reimbursements expressed as a percentage of property operating expense is due to an increase in miscellaneous non-reimbursable expenses during the 2006 period.

Other income increased $322,000, or 27%, in the 2006 period compared to the 2005 period. The overall increase in other income is due to the recognition of leasing, marketing and development fee income from our Tanger Wisconsin Dells (“Wisconsin Dells”) joint venture and from our third-party property management contracts along with increases in miscellaneous vending income.

Property operating expenses increased by $1.9 million, or 13%, in the 2006 period as compared to the 2005 period. The increase is due primarily to higher advertising and marketing expenses as the Easter holiday occurred in the second quarter in 2006 versus the first quarter in 2005 as well as increases in common area maintenance and non-reimbursable expenses.

General and administrative expenses increased $366,000, or 10%, in the 2006 period as compared to the 2005 period. The increase is primarily due to an increase in compensation expense related to restricted shares issued during the first quarter of 2006 as well as an increase in estimated bonus compensation for senior executives in the 2006 period. As a percentage of total revenues, general and administrative expenses were 8% in both the 2006 and 2005 periods.

Depreciation and amortization increased $2.4 million, or 21%, in the 2006 period compared to the 2005 period. In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. The acquisition was accounted for under SFAS 141 “Business Combinations” (“FAS 141”). The depreciation and amortization of the additional assets recorded as a result of the acquisition were the primary reason for the increase in overall depreciation and amortization.

Interest expense increased $1.7 million, or 21%, during the 2006 period as compared to the 2005 period due to a higher overall debt level resulting from the final acquisition of  COROC in November 2005. We issued $250 million of unsecured bonds to finance a portion of the transaction which raised our debt levels significantly. However, the rate on the bonds, 6.15%, effectively lowered our average interest rate on debt as compared to the 2005 period average interest rate.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, there is a decrease of $6.7 million in earnings allocated to minority interest in consolidated joint venture in the 2006 period compared to the 2005 period. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and accordingly had a significant impact on our earnings.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations		2006	2005
Operating income from discontinued operations	$	---	$398
Gain on sale of real estate		---	---
Income from discontinued operations		---	398
Minority interest in discontinued operations		---	(72)
Discontinued operations, net of minority interest	$	---	$326

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Base rentals increased $2.8 million, or 4%, in the 2006 period compared to the 2005 period. Our overall occupancy rates were comparable from period to period at 96.2% and 96.5%, respectively. Our base rental income increased $2.2 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2006 period, we executed 393 leases totaling 1.6 million square feet at an average increase of 11.6%. This compares to our execution of 317 leases totaling 1.4 million square feet at an average increase of 7.0% during the 2005 period. Base rentals also increased due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers which both occurred late in the fourth quarter of 2005.  Increases also occurred in the amortization of above or below market leases totaling $147,000 primarily as a result of the additional above or below market rents recorded as a part of our acquisition of the final two-thirds interest in COROC Holdings, LLC in November 2005.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $806,000 of additional rental income for the net amortization of market lease values compared with $659,000 of additional rental income for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. As of June 30, 2006, there was $2.7 million of unrecognized below market lease values, net.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $422,000 or 20%. Reported same-space sales per square foot for the rolling twelve months ended June 30, 2006 were $330 per square foot. This represents a 4% increase compared to the same period in 2005. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 86% and 88% in the 2006 and 2005 periods, respectively. The decrease in the expense reimbursements expressed as a percentage of property operating expense is due to an increase in miscellaneous non-reimbursable expenses during the 2006 period.

Other income increased $747,000, or 35%, in the 2006 period compared to the 2005 period. The overall increase in other income is due to the recognition of leasing, marketing and development fee income from our Wisconsin Dells joint venture and from our third-party property management contracts and increases in miscellaneous vending income.

Property operating expenses increased by $917,000, or 3%, in the 2006 period as compared to the 2005 period. The increase is due primarily to higher common area maintenance expenses in the 2006 period versus the 2005 period and an increase in miscellaneous non-reimbursable expenses.

General and administrative expenses increased $1.4 million, or 21%, in the 2006 period as compared to the 2005 period. The increase is primarily due to an increase in compensation expense related to restricted shares issued at the end of March 2005 and restricted shares issued during the 2006 period as well as an increase in estimated bonus compensation for senior executives in the 2006 period. As a percentage of total revenues, general and administrative expenses increased from 7% in the 2005 period to 8% in the 2006 period.

Depreciation and amortization increased $5.5 million, or 23%, in the 2006 period compared to the 2005 period. In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. The acquisition was accounted for under SFAS 141 “Business Combinations” (“FAS 141”). The depreciation and amortization of the additional assets recorded as a result of the acquisition were the primary reason for the increase in overall depreciation and amortization.

Interest expense increased $3.5 million, or 22%, during the 2006 period as compared to the 2005 period due to a higher overall debt level resulting from the final acquisition of  COROC November 2005. We issued $250 million of unsecured bonds to finance a portion of the transaction which raised our debt levels significantly. However, the rate on the bonds, 6.15%, effectively lowered our average interest rate on debt as compared to the 2005 period average interest rate.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, there is a decrease of $13.4 million in earnings allocated to minority interest in consolidated joint venture in the 2006 period compared to the 2005 period. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and accordingly had a significant impact on our earnings.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations	2006	2005
Operating income from discontinued operations	$208	$706
Gain on sale of real estate	13,833	---
Income from discontinued operations	14,041	706
Minority interest in discontinued operations	(2,328)	(128)
Discontinued operations, net of minority interest	$11,713	$578

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $36.7 million and $41.3 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash provided by operating activities is due primarily to higher interest expense and debt levels in the 2006 period versus the 2005 period. Net cash used in investing activities was $20.0 million and $13.6 million during the first six months of 2006 and 2005, respectively. The increase was due primarily to cash used in the 2006 period for the on-going construction of our new center in Charleston, South Carolina and higher investment levels in unconsolidated joint ventures in 2006 versus 2005. These increases in cash used were offset by the higher proceeds from sales of real estate in 2006 versus 2005. Net cash used in financing activities was $17.8 million and $28.3 million during the first six months of 2006 and 2005, respectively. In the fourth quarter of 2005, we acquired the interest of our joint venture partner in COROC. Therefore, we did not have to make any cash distributions to them in the 2006 period whereas we made $10.9 million in distributions to them in the 2005 period. We also received net proceeds of $19.4 million from the sale of 800,000 preferred shares during the 2006 period, which were used to repay amounts outstanding on our unsecured lines of credit. Additionally, in the 2006 period, the total issuances and repayments of debt were a cash outflow of $11.9 million versus a cash inflow of $2.5 million in the 2005 period.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

We are currently under construction of a center located near Charleston, South Carolina. We expect the center to be approximately 352,500 square feet upon total build out with a scheduled grand opening date in August 2006.

We have an option to purchase land and have begun the early development and leasing of a site located approximately 30 miles south of Pittsburgh, Pennsylvania. We currently expect the center to be approximately 420,000 square feet upon total build out with the initial phase scheduled to open in the first quarter of 2008.

WHOLLY OWNED DISPOSITIONS

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, Tennessee and North Branch, Minnesota. Net proceeds received from the sales of the centers were approximately $20.2 million. We recorded gains on sales of real estate of $13.8 million during the first quarter of 2006.

UNCONSOLIDATED JOINT VENTURES

Tanger Wisconsin Dells, LLC

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. Construction is nearing completion and we expect the center to be approximately 264,900 square feet upon total build out of the initial phase with a scheduled grand opening in August 2006.

In February 2006, in conjunction with the construction of the center, Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of June 30, 2006 was approximately $16.5 million. Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $2.1 million at June 30, 2006. Commitments for construction represent only those costs contractually required to be paid by Wisconsin Dells.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprises (“Deer Park”) , a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours.

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

The sale-leaseback transaction consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was being leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease nor to receive payment under the purchase money mortgage. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant are $3.4 million.

Through March 2006, the Deer Park joint venture was accounted for under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project loss, which amounted to $2,000 for the second quarter of 2006 as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures. Deer Park continues to incur architectural, engineering and other construction costs associated with this development. We currently anticipate final permits and approvals will be obtained by the end of 2006, at which time Deer Park intends to demolish the building and begin construction. We currently expect completion of the initial phase of the project to be during the first quarter of 2008.

Financing Arrangements

In February 2006, we completed the sale of an additional 800,000 7.5% Class C Cumulative Preferred Shares with net proceeds of approximately $19.4 million. The proceeds were used to repay amounts outstanding on our unsecured lines of credit. We pay annual dividends equal to $1.875 per share and after the offering our total amount of Preferred Shares outstanding was 3,000,000.

At June 30, 2006, approximately 70% of our outstanding long-term debt represented unsecured borrowings and approximately 52% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended June 30, 2006 and 2005 was 6.91% and 7.35%, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests. During the third quarter of 2005, we replenished our shelf registration to allow us to issue up to $600 million in either all debt or all equity or any combination thereof. Taking account of the preferred share offering during the first quarter of 2006, capacity under our shelf registration was approximately $275 million as of June 30, 2006. During the third quarter of 2006, we intend to file an updated shelf registration as a well known seasoned issuer where we will be able to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, selling certain properties that do not meet our long-term investment criteria as well as outparcels on existing properties.

On September 1, 2006, we intend to repay in full our mortgage debt outstanding with Woodman of the World Life Insurance Society totaling approximately $15.3 million, with an interest rate of 8.86% and an original maturity of September 2010. We intend to make the repayment with amounts available under our existing unsecured lines of credit. As a result of the early repayment, we expect to recognize a charge for the early extinguishment of the mortgages of approximately $708,000. The charge, which will be included in interest expense, will consist of a prepayment premium of approximately $613,000 and the write-off of deferred loan fees totaling approximately $95,000.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $150 million at June 30, 2006. All of our lines of credit have maturity dates between June 2008 and June 2009. During the second quarter of 2006, we received commitments from Branch Banking and Trust Co. (“BB&T”) and SunTrust Bank for additional unsecured lines of credit of $25 million each. In July 2006, we closed on the BB&T line of credit and expect to close on the SunTrust Bank line of credit within the next few months, bringing our total unsecured line of credit capacity to $200 million. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2006 and 2007.

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

On July 13, 2006, our Board of Directors declared a $.34 cash dividend per common share payable on August 15, 2006 to each shareholder of record on July 31, 2006, and caused a $.68 per Operating Partnership unit cash distribution to be paid to the Operating Partnership’s minority interest. The Board of Directors also declared a $.46875 cash dividend per Class C Preferred Share payable on August 15, 2006 to holders of record on July 31, 2006.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $30.25 million construction loan obtained by Wisconsin Dells during the first quarter of 2006. We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $19.0 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB Associates, LLC (“TWMB”) mortgage secured by the center is $17.9 million. There is no guarantee provided for the TWMB mortgage by us.

Critical Accounting Policies and Estimates

Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2006.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the TWMB and Wisconsin Dells joint ventures. TWMB and Wisconsin Dells pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services. During the three and six months ended June 30, 2006 and 2005, we recognized the following fees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Fee:
Management	$ 78	$ 78	$ 156	$ 156
Leasing	25	---	29	5
Marketing	9	---	9	---
Development	65	---	162	---
Total Fees	$ 177	$ 78	$ 356	$ 161

Tanger Family Limited Partnership, (“TFLP”) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $4.0 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Below is a reconciliation of FFO to net income for the three and six months ended June 30, 2006 and 2005 as well as other data for those respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
FUNDS FROM OPERATIONS
Net income	$6,289	$3,480	$21,136	$551
Adjusted for:
Minority interest in operating partnership	969	700	1,350	846
Minority interest adjustment - consolidated joint venture	---	(277)	---	(108)
Minority interest, depreciation and amortization
attributable to discontinued operations	---	249	2,444	482
Depreciation and amortization uniquely significant to
real estate - consolidated	13,526	11,181	29,411	23,880
Depreciation and amortization uniquely significant to
real estate - unconsolidated joint ventures	379	370	758	739
(Gain) loss on sale of real estate	---	---	(13,833)	3,843
Funds from operations (FFO) (1)	21,163	15,703	41,266	30,233
Preferred share dividends	(1,406)	---	(2,621)	---
Funds from operations available to common
shareholders	$19,757	$15,703	$38,645	$30,233
Weighted average shares outstanding (2)	36,982	33,643	36,956	33,613

(1)
The three months ended June 30, 2006 and 2005 includes gains on sales of outparcels of land of $115 and $127, respectively. The six months ended June 30 2006 and 2005 includes gains on sales of outparcels of land of $225 and $127, respectively.

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

As of June 30, 2006, we have renewed approximately 1,259,000 square feet, or 71% of the square feet scheduled to expire in 2006. The existing tenants have renewed at an average base rental rate approximately 9% higher than the expiring rate. We also re-tenanted approximately 371,000 square feet of vacant space during the first six months of 2006 at a 22% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.9% of our combined base and percentage rental revenues for the three months ended June 30, 2006. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

Our centers were 96.2% and 96.5% occupied as of June 30, 2006 and 2005, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2006, we would have received approximately $6.8 million if we terminated the agreements. If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $8.2 million to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 2006, TWMB would have received approximately $1,054,000 if the agreement was terminated. If the LIBOR index decreased 1% and we were to terminate the agreement, we would have to pay $132,000 to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at June 30, 2006 was $641.2 million and its recorded value was $650.6 million. A 1% increase from prevailing interest rates at June 30, 2006 would result in a decrease in fair value of total long-term debt by approximately $22.8 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2006.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,949,000 0
US Treasury Lock	$100,000,000	4.715%	July 2008	$2,879,000

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap	$35,000,000	4.59%	March 2010	$1,054,000

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006. There were no changes to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2006, we held our Annual Meeting of Shareholders. The matter on which common shareholders voted was the election of six directors to serve until the next Annual Meeting of Shareholders. The results of the voting are as shown below:

Nominees	Votes For	Votes Withheld
Stanley K. Tanger	24,366,244	5,334,693
Steven B. Tanger	24,358,634	5,342,303
Jack Africk	28,218,002	1,482,935
William G. Benton	28,906,312	794,625
Thomas E. Robinson	21,813,595	7,887,342
Allan L. Schuman	27,690,827	2,010,110

Item 5.  Other Information

On May 9, 2006, we entered into an amended and restated employment agreement with Lisa J. Morrison, Senior Vice President of Leasing, effective January 1, 2006. The amendment clarifies certain terms and definitions in computing Ms. Morrison’s bonus computation. No other terms were amended. See Exhibit 10.9.

Item 6. Exhibits

10.9
Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006.
(Incorporated by reference to the exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

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

DATE: August 4, 2006

Exhibit Index

Exhibit No.  Description
__________________________________________________________________________________

10.9
Amended and Restated Employment Agreement for Lisa J. Morrison dated May 9, 2006. (Incorporated by reference to the exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

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