Form 10-K
period 2006-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2007-02-28
CIK 899715

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 1-11986

TANGER FACTORY OUTLET CENTERS, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-1815473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Northline Avenue, Suite 360	(336) 292-3010
Greensboro, NC 27408	(Registrant’s telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
7.5% Class C Cumulative Preferred Shares,	New York Stock Exchange
Liquidation Preference $25 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☒ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting shares held by non-affiliates of the Registrant was approximately $1,231,027,000 based on the closing price on the New York Stock Exchange for such stock on February 1, 2007.

The number of Common Shares of the Registrant outstanding as of February 1, 2007 was 31,041,336.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 2007.

PART I

Item 1. Business

The Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of December 31, 2006, we owned 30 outlet centers, with a total gross leasable area, or GLA, of approximately 8.4 million square feet. These factory outlet centers were 98% occupied and contained over 1,800 stores, representing approximately 380 store brands. Also, we owned a 50% interest in two outlet centers with a GLA of approximately 667,000 square feet and managed for a fee three outlet centers with a GLA of approximately 293,000 square feet.

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

As of December 31, 2006, our wholly-owned subsidiaries owned 15,520,668 units and TFLP owned the remaining 3,033,305 units. Each of TFLP’s units is exchangeable for two of our common shares, subject to certain limitations to preserve our status as a REIT. As of February 1, 2007, our management beneficially owned approximately 19% of all outstanding common shares (assuming TFLP’s units are exchanged for common shares but without giving effect to the exercise of any outstanding share and partnership unit options or the conversion of the exchangeable notes. See “Recent Developments” for discussion on exchangeable notes).

Ownership of our common shares is restricted to preserve our status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of our common shares or 9.8% of our 7.5% Class C Cumulative Preferred Shares, or Class C Preferred Shares. We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our outstanding common shares equal to at least 90% of our taxable income each year.

We are a North Carolina corporation that was formed in March 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-K’s, 10-Q’s, and 8-K’s can be obtained, free of charge, on our website.

Recent Developments

800,000 Class C Preferred Share Offering

In February 2006, we completed the issuance of an additional 800,000 Class C Preferred Shares, receiving net proceeds of approximately $19.4 million. The proceeds were used to pay down amounts outstanding on our unsecured lines of credit. We pay annual dividends equal to $1.875 per share and after the offering our total amount of Class C Preferred Shares outstanding was 3,000,000.

$149.5 million 3.75% Exchangeable Senior Unsecured Note Offering

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 3.75%. The notes are exchangeable into the Company’s common shares, at the option of the holder, at an initial exchange ratio, subject to adjustment, of 27.6856 shares per $1,000 principal amount of notes (or an initial exchange price of $36.1198 per common share). The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess. Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events. In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date.  In no event will the total number of common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes. Accordingly, we have reserved those shares.

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

Grand Opening of Development Projects: Charleston, South Carolina and Wisconsin Dells, Wisconsin

During the third quarter of 2006, we opened two new centers located in Wisconsin Dells, Wisconsin and Charleston, South Carolina. The 264,900 square foot center in Wisconsin Dells, Wisconsin is owned through a joint venture, Tanger Wisconsin Dells, LLC, or Tanger Wisconsin Dells, of which we own a 50% interest. We provide development, leasing and management services to the center for a fee. Tenants in the center include Polo Ralph Lauren, Abercrombie & Fitch, Hollister, Gap, Banana Republic, Old Navy, Liz Claiborne, Nike, Adidas, Tommy Hilfiger and many others.

Our 352,300 square foot center in Charleston, South Carolina is wholly owned by us. Tenants in the center include Gap, Banana Republic, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Guess, Reebok and many others.

On Going Development Projects: Pittsburgh, Pennsylvania and Deer Park (Long Island), New York

We continue the pre-development and leasing of two previously announced sites located near Pittsburgh, Pennsylvania and in Deer Park (Long Island), New York. During the fourth quarter of 2006, we closed on the acquisition of the Pittsburgh land for $4.8 million and have completed the relocation of the power lines located on our property. Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as qualifying expenditures during construction of the center are incurred. We currently expect to deliver the first phase of the center, approximately 309,000 square feet, during the first quarter of 2008. The Pittsburgh center is wholly owned by us.

The Deer Park project is owned through a joint venture, Deer Park Enterprise, LLC, or Deer Park, of which we own a 33.3% interest. Demolition of the buildings located at the Deer Park site began during the third quarter of 2006 and we currently expect this center will contain over 800,000 square feet and will be delivered in the first quarter of 2008.

2007 Expansion Projects

During 2007 we plan to expand four centers by a combined 140,000 square feet. These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire. These expansions are projected to be completed during the fourth quarter of 2007.

Abandonment of Acquisition Due Diligence Costs

During 2006, we incurred a $1.5 million charge for the abandonment of acquisition due diligence costs, as we have decided we are no longer in a position to pursue a potential acquisition opportunity. The abandoned acquisition due diligence costs were incurred in connection with structuring, diligencing and submitting a proposal to acquire a significant portfolio from a public REIT that was exploring its strategic alternatives. The bid was requested, but ultimately not accepted, by the public REIT.

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

As of February 1, 2007, we had a diverse tenant base comprised of approximately 380 different well-known, upscale, national designer or brand name concepts, such as Liz Claiborne, GAP, Banana Republic, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Nautica, Abercrombie & Fitch, Hollister, Eddie Bauer, Coach Leatherware, Brooks Brothers, Nike and others. Most of the factory outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of combined base and percentage rental revenues during 2006, 2005 and 2004. As of February 1, 2007, our largest tenant, including all of its store concepts, accounted for approximately 7.1% of our GLA. Because our typical tenant is a large, national manufacturer, we have not experienced any significant problems with respect to rent collections or lease defaults.

Revenues from fixed rents and operating expense reimbursements accounted for approximately 89% of our total revenues in 2006. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 11% of 2006 revenues. As a result, only small portions of our revenues are dependent on contingent revenue sources.

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

Business, Growth and Operating Strategy

BUSINESS STRATEGY

We maintain strong tenant relationships with high volume manufacturers and retailers that have a selective presence in the outlet industry. These relationships help solidify our position in the manufacturer outlet business.

We are a very experienced company within the outlet industry with over 26 years of experience in the sector and over 13 years as a public company. We have a seasoned team of real estate professionals with many years of experience in the outlet industry. We believe our competitive advantage in the manufacturers' outlet business is a result of our experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers.

As of December 31, 2006, our wholly owned, stabilized properties were 98% occupied with average tenant sales of $338 per square foot. Our properties have had an occupancy rate on December 31st of 95% or greater for the last 26 years. The ability to achieve such a level is a testament to our tenant relationships and the quality of our centers.

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

We typically seek opportunities to develop or acquire new centers in locations that have at least 1 million people residing within an hours drive, an average household income within a 30-mile radius of at least $60,000 per year and access to frontage on a major or interstate highway with a traffic count of at least 45,000 cars per day. We also consider tourist markets that receive at least 5 million visitors annually. Our current goal is to target sites that are large enough to support centers with approximately 75 stores totaling at least 300,000 square feet of GLA. We will vary our minimum conditions based on the particular characteristics of a site.

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

Capital Strategy

We achieve a strong and flexible financial position by: (1) managing our leverage position relative to our portfolio when pursuing new development and expansion opportunities, (2) extending and sequencing debt maturities, (3) managing our interest rate risk through a proper mix of fixed and variable rate debt, (4) managing our liquidity by maintaining and using our lines of credit in a conservative manner and (5) preserving internally generated sources of capital by strategically divesting our underperforming assets and maintaining a conservative distribution payout ratio.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. During the third quarter of 2006, we updated our shelf registration as a well known seasoned issuer where we will be able to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

We maintain unsecured lines of credit that provided for unsecured borrowings up to $200 million at December 31, 2006, an increase of $50 million in capacity from December 31, 2005. These lines of credit expire June 30, 2009 or later. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2007.

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

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Northline Indemnity, LLC, or Northline, a wholly owned captive insurance subsidiary of the Operating Partnership, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Specified types and amounts of insurance are required to be carried by each tenant under their lease agreement with us. There are however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of February 1, 2007, we had 200 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and our 32 business offices. At that date, we also employed 221 part-time employees at various locations.

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

We are subject to the risks associated with debt financing.

We are subject to the risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest and the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness.  If we are unable to refinance our indebtedness on acceptable terms, we might be force to dispose of properties on disadvantageous terms, which might result in losses.

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

We continue to develop new factory outlet centers and expand factory outlet centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

• significant expenditure of money and time on projects that may be delayed or never be completed;

• higher than projected construction costs;

• shortage of construction materials and supplies;

•	failure to obtain zoning, occupancy or other governmental approvals or to the extent required, tenant approvals; and

•	late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control.

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

Item 2.  Properties

As of February 1, 2007, our wholly owned portfolio consisted of 30 outlet centers totaling 8.4 million square feet of GLA located in 21 states. We own a 50% interest in each of two outlet centers totaling 667,000 square feet through unconsolidated joint ventures. Also, we have two outlet centers that we manage for a fee with a total GLA of approximately 229,000 square feet. Our centers range in size from 24,619 to 729,315 square feet of GLA. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented more than 10% of our 2006 annual consolidated gross revenues. Our Rehoboth Beach, Delaware center is the only property that represented more than 10% of our consolidated total assets as of December 31, 2006. See “Business and Properties - Significant Properties”.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Certain of our centers serve as collateral for mortgage notes payable. Of the 30 outlet centers in our wholly owned portfolio, we own the land underlying 27 and have ground leases on three. The land on which the Sevierville center is located is subject to long-term ground leases expiring in 2046. The land parcel on which the original Riverhead center is located, approximately 47 acres, is also subject to a ground lease with an initial term that was automatically renewed for an additional five years in 2004, with renewal at our option for up to six more additional terms of five years each. Terms on the Riverhead center ground lease are renewed automatically unless we give notice otherwise. The land parcel on which the Riverhead center expansion is located, containing approximately 43 acres, is owned by us. The 2.7 acre land parcel on which part of the Rehoboth Beach center is located, is also subject to a ground lease with an initial term expiring in 2044, with renewal at our option for additional terms of twenty years each.

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

The table set forth below summarizes certain information with respect to our wholly owned centers as of February 1, 2007.

State	Number of Centers	GLA (sq. ft.)	% of GLA
South Carolina	3	1,171,771	14
Georgia	3	825,826	10
New York	1	729,315	9
Alabama	2	636,668	8
Texas	2	620,000	7
Delaware	1	568,926	7
Michigan	2	436,751	5
Tennessee	1	419,038	5
Utah	1	300,602	4
Connecticut	1	291,051	4
Missouri	1	277,883	3
Iowa	1	277,230	3
Oregon	1	270,280	3
Illinois	1	256,514	3
Pennsylvania	1	255,152	3
Louisiana	1	243,499	3
New Hampshire	1	227,977	3
Florida	1	198,924	2
North Carolina	2	186,458	2
California	1	109,600	1
Maine	2	84,313	1
Total	30	8,387,778	100

The table set forth below summarizes certain information with respect to our existing centers in which we have an ownership interest or manage as of February 1, 2007. Except as noted, all properties are fee owned. Note that during January 2007, the outlet center that we managed as of December 31, 2006 in Burlington, North Carolina was sold and we were not retained to provide management services to the 64,000 square foot center.
Location	GLA (sq. ft.)	% Occupied
Wholly Owned Properties
Riverhead, New York (1)	729,315	99
Rehoboth, Delaware (1)	568,926	98
Foley, Alabama	557,093	95
San Marcos, Texas	442,510	97
Myrtle Beach Hwy 501, South Carolina	426,417	94
Sevierville, Tennessee (1)	419,038	97
Hilton Head, South Carolina	393,094	87
Charleston, South Carolina	352,260	87
Commerce II, Georgia	346,208	95
Howell, Michigan	324,631	100
Park City, Utah	300,602	99
Locust Grove, Georgia	293,868	93
Westbrook, Connecticut	291,051	97
Branson, Missouri	277,883	98
Williamsburg, Iowa	277,230	97
Lincoln City, Oregon	270,280	96
Tuscola, Illinois	256,514	72
Lancaster, Pennsylvania	255,152	100
Gonzales, Louisiana	243,499	96
Tilton, New Hampshire	227,977	99
Fort Meyers, Florida	198,924	99
Commerce I, Georgia	185,750	87
Terrell, Texas	177,490	99
West Branch, Michigan	112,120	89
Barstow, California	109,600	100
Blowing Rock, North Carolina	104,280	97
Nags Head, North Carolina	82,178	100
Boaz, Alabama	79,575	92
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	94
8,387,778		(2) 96
Unconsolidated Joint Ventures
Myrtle Beach Hwy17, South Carolina (1) (50% owned)	401,992	96
Wisconsin Dells, Wisconsin (50% owned)	264,929	99

Managed Properties
Pigeon Forge, Tennessee	94,694
North Branch, Minnesota	134,480

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Excludes the occupancy rate at our Charleston, South Carolina center which opened during the third quarter of 2006 and has not yet stabilized.

The table set forth below summarizes certain information related to GLA as of February 1, 2007 and debt as of December 31, 2006 with respect to our wholly owned centers which serve as collateral for an existing mortgage loan.

Lender/Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of December 31, 2006	Interest Rate	Maturity Date
GMAC
Rehoboth Beach, DE	568,926
Foley, AL	557,093
Myrtle Beach Hwy 501, SC	426,417
Hilton Head, SC	393,094
Park City, UT	300,602
Westbrook, CT	291,051
Lincoln City, OR	270,280
Tuscola, IL	256,514
Tilton, NH	227,977
		$176,470	6.590%	7/10/2008
Debt premium		3,441
Totals	3,291,954	$179,911

Lease Expirations

The following table sets forth, as of February 1, 2007, scheduled lease expirations, assuming none of the tenants exercise renewal options, for our wholly owned centers. Most leases are renewable for five year terms at the tenant’s option.
Year	No. of Leases Expiring	Approx. GLA (sq. ft(1))	Average Annualized Base Rent per sq. ft.	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2007	222	901,000	$14.29	$ 12,874,000	10
2008	290	1,288,000	15.91	20,497,000	16
2009	312	1,405,000	15.36	21,584,000	17
2010	292	1,254,000	20.86	26,157,000	20
2011	308	1,436,000	16.78	24,093,000	19
2012	129	592,000	16.15	9,561,000	7
2013	30	142,000	19.15	2,719,000	2
2014	18	113,000	16.69	1,886,000	2
2015	30	123,000	20.16	2,480,000	2
2016	36	154,000	20.50	3,157,000	3
2017 & thereafter	31	139,000	19.32	2,685,000	2
	1,698	7,547,000	$16.92	$127,693,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 841,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2007 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases during each of the last five calendar years for our wholly owned centers.

	Total Expiring		Renewed by Existing Tenants		Re-leased to New Tenants
Year	GLA (sq. ft.)	% of Total Center GLA	GLA (sq. ft.)	% of Expiring GLA	GLA (sq. ft.)	% of Expiring GLA
2006	1,760,000	21	1,466,000	83	129,000	7
2005	1,812,000	22	1,525,000	84	112,000	6
2004	1,790,000	20	1,571,000	88	94,000	5
2003	1,070,000	12	854,000	80	49,000	5
2002	935,000	16	819,000	88	56,000	6

The following table sets forth the weighted average base rental rate increases per square foot, excluding periodic contractual fixed increases, upon re-leasing stores that were turned over or renewed during each of the last five calendar years for our wholly owned centers.

	Renewals of Existing Leases					Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents					Average Annualized Base Rents
		($ per sq. ft.)					($ per sq. ft.)
Year	GLA (sq. ft.)	Expiring	New	% Increase	GLA (sq. ft.)	Expiring	New	% Increase
2006	1,466,000	$15.91	$17.22	8	465,000	$16.43	$19.16	17
2005	1,525,000	15.44	16.37	6	419,000	16.56	17.74	7
2004	1,571,000	13.63	14.40	6	427,000	16.43	17.27	5
2003	854,000	13.29	13.32	--	272,000	16.47	17.13	4
2002	819,000	14.86	15.02	1	229,000	15.14	15.74	4

(1)
The square footage released to new tenants for 2006, 2005, 2004, 2003 and 2002 contains 129,000, 112,000, 94,000, 49,000 and 56,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth for tenants that report sales, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our wholly owned centers.

Year	Occupancy Costs as a % of Tenant Sales
2006	7.4
2005	7.5
2004	7.3
2003	7.4
2002	7.2

Tenants
The following table sets forth certain information with respect to our ten largest tenants and their store concepts as of February 1, 2007 for our wholly owned centers.
Tenant	Number of Stores	GLA (sq. ft.)	% of Total GLA
The Gap, Inc.:
Old Navy	16	239,591	2.9
GAP	24	211,866	2.5
Banana Republic	15	120,405	1.4
Gap Kids	4	19,440	0.2
Baby Gap	1	3,885	0.1
	60	595,187	7.1
Phillips-Van Heusen Corporation:
Bass Shoe	28	185,318	2.2
Van Heusen	27	117,047	1.4
Geoffrey Beene Co. Store	13	49,640	0.6
Calvin Klein, Inc.	10	54,994	0.6
Izod	15	39,998	0.5
	93	446,997	5.3
Liz Claiborne:
Liz Claiborne	25	262,525	3.1
Liz Claiborne Women	6	19,584	0.2
Ellen Tracy	3	12,474	0.1
Dana Buchman	3	6,975	0.1
DKNY Jeans	2	5,820	0.1
Claiborne Mens	1	3,100	0.1
	40	310,478	3.7
Adidas:
Reebok	23	211,656	2.5
Adidas	6	47,669	0.6
Rockport	4	12,046	0.1
Greg Norman	1	3,000	0.1
	34	274,371	3.3
VF Factory Outlet:
VF Factory Outlet, Inc	7	172,541	2.0
Nautica Factory Stores	19	86,227	1.0
Nautica Kids	2	5,841	0.1
Vans	2	5,000	0.1
	30	269,609	3.2
Dress Barn, Inc.:
Dress Barn	24	190,155	2.3
Maurice’s	6	23,803	0.3
Dress Barn Petite	2	9,570	0.1
Dress Barn Woman	2	7,470	0.1
	34	230,998	2.8
Carter’s:
OshKosh B”Gosh	24	123,488	1.5
Carter’s	19	89,703	1.0
	43	213,191	2.5
Nike:
Nike	13	190,977	2.3
Cole-Haan	2	6,223	0.1
	15	197,200	2.4
Jones Retail Corporation:
Jones Retail Corporation	16	53,741	0.6
Nine West	20	51,977	0.6
Easy Spirit	14	39,336	0.5
Kasper	11	28,269	0.4
Anne Klein	5	12,155	0.1
Treza	2	5,000	0.1
	68	190,478	2.3
Polo Ralph Lauren:
Polo Ralph Lauren	20	177,128	2.1
Polo Jeans Outlet	2	8,500	0.1
Polo Ralph Lauren Children	1	3,000	-
	23	188,628	2.2

Total of all tenants listed in table	440	2,917,137	34.8

Significant Property

The Riverhead, New York and Rehoboth Beach, Delaware centers, or the Significant Properties, are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets. The center in Riverhead, New York is our only center that comprised more than 10% of our consolidated gross revenues for the year ended December 31, 2006. The Riverhead center, which was originally constructed in 1994 and now totals 729,315 square feet, represented 13% of our consolidated gross revenue for the year ended December 31, 2006. The Rehoboth Beach center, acquired in December 2003, represented 11% of our consolidated total assets as of December 31, 2006. The Rehoboth Beach center is 568,926 square feet.

Tenants at the Significant Properties principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to these properties as of December 31, 2006, 2005 and 2004:

Center Occupancy	2006	2005	2004
Riverhead, NY	100%	99%	99%
Rehoboth Beach, DE	99%	99%	99%

Average base rental rates per weighted average GLA	2006	2005	2004
Riverhead, NY	$23.09	$22.73	$21.39
Rehoboth Beach, DE	$22.02	$20.04	$19.56

Depreciation on the Significant Properties is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. At December 31, 2006, the net federal tax basis of these centers was approximately $187.9 million.

The following table sets forth, as of February 1, 2007, scheduled lease expirations at the Significant Properties assuming that none of the tenants exercise renewal options:
Year	No. of Leases Expiring (1)	GLA (sq. ft.) (1)	Annualized Base Rent per sq. ft.	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2007	30	95,000	$ 22.69	$ 2,149,000	8
2008	47	227,000	19.68	4,465,000	17
2009	40	158,000	22.86	3,614,000	14
2010	63	298,000	21.11	6,300,000	24
2011	33	140,000	22.85	3,206,000	12
2012	28	127,000	21.48	2,730,000	10
2013	7	49,000	21.40	1,052,000	4
2014	7	65,000	14.74	953,000	4
2015	9	43,000	22.05	941,000	3
2016	5	15,000	29.64	453,000	2
2017 and thereafter	3	16,000	37.42	602,000	2
Total	272	1,233,000	$ 21.46	$ 26,465,000	100
(1) Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 65,000 square feet.
(2) Annualized base rent is defined as the minimum monthly payments due as of February 1, 2007, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters will have no material effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers:

NAME	AGE	POSITION
Stanley K. Tanger	83	Founder, Chairman of the Board of Directors and Chief Executive Officer
Steven B Tanger	58	Director, President and Chief Operating Officer
Frank C. Marchisello, Jr.	48	Executive Vice President - Chief Financial Officer and Secretary
Joseph N. Nehmen	58	Senior Vice President - Operations
Carrie A. Warren	44	Senior Vice President - Marketing
Kevin M. Dillon	48	Senior Vice President - Construction and Development
Lisa J. Morrison	47	Senior Vice President - Leasing
James F. Williams	42	Senior Vice President - Controller
Virginia R. Summerell	48	Vice President - Treasurer and Assistant Secretary

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

James F. Williams. Mr. Williams was named Senior Vice President and Controller in February 2006. Mr. Williams joined the Company in September 1993, was promoted to Controller in January 1995 and was named Assistant Vice President in January 1997 and Vice President in April 2004. Prior to joining the Company Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen for 5 years from 1987 to 1991. Mr. Williams graduated from the University of North Carolina at Chapel Hill in December 1986 and is a certified public accountant.

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

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated.

2006	High	Low	Common Dividends Paid
First Quarter	$ 35.45	$ 28.00	$ .3225
Second Quarter	34.31	30.37	.3400
Third Quarter	36.22	30.61	.3400
Fourth Quarter	40.09	35.23	.3400
Year 2006	$ 40.09	$ 28.00	$ 1.3425

2005	High	Low	Common Dividends Paid
First Quarter	$ 26.50	$ 21.92	$ .3125
Second Quarter	27.81	21.00	.3225
Third Quarter	29.99	26.32	.3225
Fourth Quarter	29.68	24.72	.3225
Year 2005	$ 29.99	$ 21.00	$ 1.2800

Holders
As of February 1, 2007, there were approximately 645 common shareholders of record.

Dividends
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

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is set forth in Part III Item 12 of this document.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following share price performance chart compares our performance to the index of equity REITs prepared by the National Association of Real Estate Investment Trusts ("NAREIT") and the SNL Shopping Center REIT index prepared by SNL Financial. Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2006, is not necessarily indicative of future results.

Total Return Performance
[GRAPH APPEARS HERE WITH THE FOLLOWING PLOT POINTS]

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Tanger Factory Outlet Centers, Inc.	$100.00	$162.91	$229.85	$317.47	$362.86	$513.50
NAREIT All Equity REIT Index	$100.00	$103.82	$142.37	$187.33	$210.12	$283.78
SNL Shopping Center REITS Index	$100.00	$115.58	$163.87	$222.64	$242.95	$327.02

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 1998, our Board of Directors authorized the repurchase of up to $6 million of our common shares. The timing and amount of the repurchases is at the discretion of management. We have not made any repurchases since 1999 and the amount authorized for future repurchases remaining at December 31, 2006 totaled $4.8 million.

Item 6. Selected Financial Data

	2006	2005	2004	2003	2002
(In thousands, except per share and center data)
OPERATING DATA
Total revenues	$211,711	$198,761	$190,483	$113,727	$101,999
Operating income	69,099	74,011	69,201	39,920	34,994
Income from continuing operations	25,596	6,572	6,525	10,459	5,578
Net income	37,309	5,089	7,046	12,849	11,007
SHARE DATA
Basic:
Income from continuing operations	$.66	$.08	$.24	$.48	$.23
Net income available to common
shareholders	$1.04	$.16	$.26	$.60	$.55
Weighted average common shares	30,599	28,380	27,044	20,103	16,645
Diluted:
Income from continuing operations	$.65	$.08	$.24	$.47	$.22
Net income available to common
shareholders	$1.03	$.16	$.26	$.59	$.54
Weighted average common shares	31,081	28,646	27,261	20,566	17,029
Common dividends paid	$1.34	$1.28	$1.25	$1.23	$1.22
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,216,847	$1,152,866	$1,077,393	$1,078,553	$622,399
Total assets	1,040,877	1,000,605	936,378	987,437	477,675
Debt	678,579	663,607	488,007	540,319	345,005
Shareholders’ equity	274,676	250,214	161,133	167,418	90,635

OTHER DATA
Cash flows provided by (used in):
Operating activities	$88,390	$83,902	$84,816	$46,561	$39,687
Investing activities	$(62,831)	$(336,563)	$2,607	$(327,068)	$(26,883)
Financing activities	$(20,036)	$251,488	$(93,156)	$289,271	$(12,247)

Gross Leasable Area Open:
Wholly-owned	8,388	8,261	5,066	5,299	5,469
Partially-owned (consolidated)	---	---	3,271	3,273	---
Partially-owned (unconsolidated)	667	402	402	324	260
Managed	293	64	105	434	457

Number of outlet centers:
Wholly-owned	30	31	23	26	28
Partially-owned (consolidated)	---	---	9	9	---
Partially-owned (unconsolidated)	2	1	1	1	1
Managed	3	1	3	4	5

        In December 2003, COROC Holdings, LLC, a joint venture in which we initially had a one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements since December 2003.

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

At December 31, 2006, we had 30 wholly-owned centers in 21 states totaling 8.4 million square feet of GLA compared to 31 centers in 22 states totaling 8.3 million square feet of GLA as of December 31, 2005. The changes in the number of centers and GLA are due to the following events:

	No. of Centers	GLA (000’s)	States
As of December 31, 2005	31	8,261	22
New development:
Charleston, South Carolina	1	352	---
Dispositions:
Pigeon Forge, Tennessee	(1)	(95)
North Branch, Minnesota	(1)	(134)	(1)
Other	---	4	---
As of December 31, 2006	30	8,388	21

Results of Operations

2006 Compared to 2005

Base rentals increased $7.5 million, or 6%, in the 2006 period compared to the 2005 period. Our overall occupancy rates for our stabilized outlet centers were comparable from year to year at 97.5% and 97.0%. Our base rental income increased $4.9 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During 2006, we executed 479 leases totaling 1.9 million square feet at an average increase of 10%. This compares to our execution of 460 leases totaling 1.9 million square feet at an average increase of 6% during 2005. Base rentals also increased approximately $2.1 million due to the August 2006 opening of our new center in Charleston, South Carolina. Additionally, increases were recognized in the net amortization of above or below market leases totaling $723,000.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2006 period, we recorded $1.5 million to rental income for the net amortization of market lease values compared with $741,000 for the 2005 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. At December 31, 2006, the net liability representing the amount of unrecognized below market lease values totaled $2.1 million.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $842,000 or 13%. Reported same-space sales per square foot for the twelve months ended December 31, 2005 were $338 per square foot, a 4.8% increase over the prior year ended December 31, 2005. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. Our ability to attract high volume tenants to many of our outlet centers continues to improve the average sales per square foot throughout our portfolio.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuate consistently with the related reimbursable property operating expenses to which they relate. Expense reimbursements increased $3.1 million, or 6%, in the 2006 period versus the 2005 period. Expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 88% respectively, in the 2006 and 2005 periods. The slight decrease is due to increases in miscellaneous non-reimbursable expenses such as state franchise and excise taxes.

Other income increased $1.5 million, or 27%, in 2006 compared to 2005 primarily due to the recognition of leasing, marketing and development fee income from our Tanger Wisconsin Dells joint venture, fees from third party management services, gains on sales of outparcels of land and increases in miscellaneous vending income.

Property operating expenses increased by $6.0 million, or 9%, in the 2006 period as compared to the 2005 period. Of this increase, $1.8 million relates incrementally to our Charleston, South Carolina outlet center which opened in August 2006. In addition, during 2006 we incurred a $1.5 million charge for the abandonment of acquisition due diligence costs, as we have decided we are no longer in a position to pursue a potential acquisition opportunity. The abandoned acquisition due diligence costs were incurred in connection with structuring, diligencing and submitting a proposal to acquire a significant portfolio from a public REIT that was exploring its strategic alternatives. The bid was requested, but ultimately not accepted, by the public REIT. Excluding these costs associated with the Charleston, South Carolina outlet center and the abandoned acquisition costs, operating expenses increased 4.3%. This increase was due to higher property insurance costs upon renewal of our annual policies during the year and non-reimbursable expenses such as state franchise and excise taxes.

General and administrative expenses increased $2.9 million, or 21%, in the 2006 period as compared to the 2005 period. The increase is primarily due to compensation expense related to restricted shares issued during the 2006 period as well as an increase in bonus compensation for senior executives in the 2006 period. As a percentage of total revenues, general and administrative expenses increased from 7% in the 2005 period to 8% in the 2006 period.

Depreciation and amortization increased from $48.2 million in the 2005 period to $57.2 million in the 2006 period. This was due a full year of depreciation of the assets acquired in December 2005 in the final COROC joint venture acquisition and the accelerated depreciation and amortization of certain assets in the initial acquisition of the COROC properties in December 2003 accounted for under FAS 141 for tenants that terminated their leases during the 2006 period.

As shown in the table below, total interest expense decreased $2.2 million, or 5%, during the 2006 period as compared to the 2005 period. However, the 2005 period included a large prepayment premium and the write off of deferred loan costs totaling $9.9 million incurred related to the early extinguishment of the $77.4 million John Hancock Life Insurance Company mortgages. Actual interest expense from borrowings increased during 2006 due to higher overall debt levels related to the $250 million senior unsecured note issuance in November 2005 and the $149.5 million exchangeable senior unsecured note issuance in August 2006.

Summary of interest expense	2006	2005
Interest expense from borrowings, net of capitalization	$38,463	$31,816
Prepayment penalty and deferred loan cost
write off related to early extinguishment of debt	917	9,866
Loan cost amortization, net of capitalization	1,395	1,245
Total interest expense	$40,775	$42,927

During August 2006, we opened a 264,900 square foot center in Wisconsin Dells, Wisconsin, which is owned by Tanger Wisconsin Dells, in which we have a 50% ownership interest and account for as an unconsolidated joint venture under the equity method. Our equity in earnings of unconsolidated joint ventures increased from 2005 to 2006 as a result of the opening of this center.

In November 2005, we purchased our consolidated joint venture partner’s interest in COROC. Therefore, consolidated joint venture minority interest decreased $24.0 million as there was no allocation of earnings to this joint venture partner during 2006. The allocation of earnings to our joint venture partner was based on a preferred return on investment as opposed to their ownership percentage and accordingly had a significant impact on our earnings during 2005.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers, both of which were sold in the first quarter of 2006. The following table summarizes the results of operations and gains on sale of real estate for the 2006 and 2005 periods:

Summary of discontinued operations	2006	2005
Operating income from discontinued operations	$ 208	$ 2,847
Gain on sale of real estate	13,833	---
Income from discontinued operations	14,041	2,847
Minority interest in discontinued operations	(2,328)	(487)
Discontinued operations, net of minority interest	$ 11,713	$ 2,360

During the first quarter of 2005, we sold our outlet center at our Seymour, Indiana property. Due to significant continuing involvement, the sale did not qualify as discontinued operations under the provisions of FAS 144. We recorded a loss on sale of real estate of $3.8 million, net of minority interest of $847,000, as a result of the sale. Net proceeds received for the center were approximately $2.0 million.

2005 Compared to 2004

Base rentals increased $3.9 million, or 3%, in the 2005 period compared to the 2004 period. Our overall occupancy rates for our stabilized outlet centers were comparable from year to year at 97%. Our base rental income increased $3.9 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During 2005, we executed 460 leases totaling 1.9 million square feet at an average increase of 6%. This compares to our execution of 471 leases totaling 2.0 million square feet at an average increase of 6% during 2004. Base rentals also increased approximately $400,000 due to the expansions of our Locust Grove, Georgia and Foley, Alabama centers which both occurred late in the fourth quarter of 2005. The impact of these increases was offset by decreases in the net amortization of above or below market leases totaling $324,000 and decreases in termination fees received of $433,000.

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
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the related reimbursable property operating expenses to which it relates. Expense reimbursements increased $4.1 million, or 8%, in the 2005 period versus the 2004 period. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 89% in the 2005 and 2004 periods, respectively.

Other income decreased $873,000, or 13%, in 2005 compared to 2004 primarily due to a decrease in gains from sales of outparcels of land. Gains of $127,000 and $1.5 million were recognized in the 2005 and 2004 periods, respectively. The decrease was offset by an increase in interest income from proceeds from debt and equity offerings, which were temporarily invested in short-term investments until the acquisition of COROC was completed as well as increases in vending income.

Property operating expenses increased by $5.0 million, or 9%, in the 2005 period as compared to the 2004 period. Property operating expenses increased due to portfolio wide increases in advertising and common area maintenance projects. Real estate taxes, which are also a part of property operating expenses, increased due to the COROC portfolio property values being revalued in several jurisdictions at the 2003 purchase price value.

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

Depreciation and amortization decreased from $50.7 million in the 2004 period to $48.2 million in the 2005 period. This was due principally to the accelerated depreciation and amortization of certain assets in the acquisition of the COROC properties in December 2003 accounted for under FAS 141 for tenants that terminated their leases during the 2004 period.

Interest expense increased $7.8 million, or 22%, during the 2005 period as compared to the 2004 period due primarily to the $9.4 million prepayment premium and the write off of deferred loan costs totaling $447,000 incurred in the fourth quarter of 2005 relating to the early extinguishment of the $77.4 million John Hancock Life Insurance Company mortgages. The increase in interest expense caused by this charge was partially offset by lower borrowings throughout the year prior to the acquisition of our interest in COROC in November 2005 and the related $250 million senior unsecured note issuance.

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

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers, both of which were sold in the first quarter of 2006. In 2004, we sold our Dalton, Georgia and Clover and LL Bean, New Hampshire properties. FAS 144 requires that all statements of operations presented be reclassified. The following table summarizes the results of operations and gains on sale of real estate for the 2005 and 2004 periods:

Summary of discontinued operations	2005	2004
Operating income from discontinued operations	$2,847	$2,104
Loss on sale of real estate	---	(1,460)
Income from discontinued operations	2,847	644
Minority interest in discontinued operations	(487)	(123)
Discontinued operations, net of minority interest	$2,360	$521

During the first quarter of 2005, we sold our outlet center at our Seymour, Indiana property. Due to significant continuing involvement, the sale did not qualify as discontinued operations under the provisions of FAS 144. We recorded a loss on sale of real estate of $3.8 million, net of minority interest of $847,000, as a result of the sale. Net proceeds received for the center were approximately $2.0 million.

Liquidity and Capital Resources

Net cash provided by operating activities was $88.4 million, $83.9 million and $84.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in cash provided from operating activities from 2005 to 2006 is primarily due to the incremental income from the COROC acquisition in November 2005. The decrease from 2004 to 2005 is due to a prepayment penalty of $9.4 million associated with the early extinguishment of the John Hancock Life Insurance Company mortgages in October 2005 offset by the change in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities amounted to $(62.8) million, $(336.6) million and $2.6 million during 2006, 2005 and 2004, respectively, and reflects the acquisitions, expansions and dispositions of real estate during each year. In 2006, we funded the majority of our 352,300 square foot outlet center developed in Charleston, South Carolina which opened in August 2006. In November 2005 we completed the acquisition of the final two-thirds interest of the Charter Oak Partners' portfolio of nine factory outlet centers totaling approximately 3.3 million square feet. We originally purchased a one-third interest in December 2003.

Net cash (used in) provided by financing activities of $(20.0) million, $251.5 million and $(93.2) million in 2006, 2005 and 2004, respectively, has fluctuated consistently with the capital needed to fund the current development and acquisition activity and reflects increases in dividends paid and shares outstanding during 2006, 2005 and 2004. During 2005 we raised approximately $381.3 million in the public debt and equity markets in order to fund the acquisition described above and to repay the John Hancock Life Insurance mortgages.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

During August of 2006, we opened our wholly-owned 352,300 square foot center located near Charleston, South Carolina. Tenants in the center include Gap, Banana Republic, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Guess, Reebok and others. As of December 31, 2006, the center was 89% occupied.

During the fourth quarter of 2006, we closed on the acquisition of the Pittsburgh land for $4.8 million and have completed the relocation of the power lines located on our property. Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as qualifying expenditures during construction of the center are incurred. We currently expect to deliver the first phase of the center, approximately 309,000 square feet, during the first quarter of 2008. The Pittsburgh center is wholly owned by us.

During 2007 we plan to expand four centers by a combined 140,000 square feet. These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire. These expansions are projected to be completed during the fourth quarter of 2007.

WHOLLY OWNED DISPOSITIONS

During the first quarter of 2006, we completed the sale of two outlet centers located in Pigeon Forge, Tennessee and North Branch, Minnesota. Net proceeds received from the sales of the centers were approximately $20.2 million. We recorded gains on sales of real estate of $13.8 million associated with these sales during the first quarter of 2006.

CONSOLIDATED JOINT VENTURES

COROC Holdings, LLC

On December 19, 2003, COROC Holdings, LLC, or COROC, a joint venture in which we had an initial one-third ownership interest and consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements from December 2003.

In November 2005, we purchased for $286.0 million (including acquisition costs) the remaining two-thirds interest from our joint venture partner. We recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition. The all cash transaction was funded with a combination of common shares, preferred shares and unsecured senior notes. The transaction completed the Charter Oak acquisition and solidified our position in the outlet industry. In addition, the centers acquired provide an excellent geographic fit, a diversified tenant portfolio and are in line with our strategy of creating an increased presence in high-end resort locations.

UNCONSOLIDATED JOINT VENTURES

The following table details certain information as of December 31, 2006 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Joint Venture Debt (in millions)
TWMB Associates, LLC	Myrtle Beach, South Carolina	2002	50%	401,992	$35.8

Tanger Wisconsin Dells, LLC	Wisconsin Dells, Wisconsin	2006	50%	264,929	$28.9

Deer Park Enterprise, LLC	Deer Park, Long Island NY	Under construction	33%	800,000 estimated	$35.4

We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment and in a higher return on our investment in the joint venture. We have joint and several guarantees for a portion of the debt outstanding for Tanger Wisconsin Dells and Deer Park Enterprise as of December 31, 2006.

As is typical in real estate joint ventures, each of the above ventures contains provisions where a venture partners can trigger certain provisions and force the other partner to either buy or sell their investment in the joint venture. Should this occur, we may be required to incur a significant cash outflow in order to maintain ownership of these outlet centers.

TWMB Associates, LLC

TWMB Associates, LLC, or TWMB, a joint venture in which we have a 50% ownership interest, has operated a Tanger Outlet Center located on Highway 17 in Myrtle Beach, South Carolina since June 2002. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants.

During March 2005, TWMB entered into an interest rate swap agreement with Bank of America with a notional amount of $35 million for five years. Under this agreement, TWMB receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%. This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate of 5.99% for the contract period.

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

Tanger Wisconsin Dells, LLC

In March 2005, the Tanger Wisconsin Dells joint venture was established to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. The 264,900 square foot center opened in August 2006. The tenants in the center include Polo Ralph Lauren, Abercrombie & Fitch, Hollister, Gap, Banana Republic, Old Navy, Liz Claiborne, Nike, Adidas, Tommy Hilfiger and others.

In February 2006, in conjunction with the construction of the center, Tanger Wisconsin Dells closed on a construction loan that provides for borrowings of up to $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions of FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee which represents the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception the fair value of our guarantee of the Tanger Wisconsin Dells joint venture's debt as an increase to our investment in Tanger Wisconsin Dells and recorded a corresponding liability of approximately $409,000. We have elected to account for the release from the obligation under the guarantee by the straight-line method over the three year life of the guarantee. The remaining value of the guarantee liability as of December 31, 2006 was approximately $295,000.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC, or Deer Park, a joint venture in which we have a one-third ownership interest, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours. Demolition of the buildings located at the Deer Park site began during the third quarter of 2006 and we currently expect this center will contain over 800,000 square feet and will be delivered in the first quarter of 2008.

In September 2006, Deer Park closed on a construction loan of $43.2 million with Bank of America which incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The loan balance as of December 31, 2006 was approximately $35.4 million. Proceeds to date were used to refinance the debt incurred in the original purchase of the property, including a $19 million loan with Bank of America and a $7 million purchase money mortgage note with the original seller of the property. The construction loan matures in April 2007.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions of FIN 45. We recorded at inception the fair value of our guarantee of the Deer Park joint venture's debt as an increase to our investment in Deer Park and recorded a corresponding liability of approximately $72,000. We have elected to account for the release from the obligation under the guarantee by the straight-line method over the three year life of the guarantee. The remaining value of the guarantee liability as of December 31, 2006 was approximately $36,000.

The original purchase of the property was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant were $3.4 million.

Through March 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project losses, which amounted to $31,000 for the 2006 period, as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures.

Financing Arrangements

In February 2006, we completed the sale of an additional 800,000 Class C Preferred Shares with net proceeds of approximately $19.4 million, bringing the total amount of Class C Preferred Shares outstanding to 3,000,000. The proceeds were used to repay amounts outstanding on our unsecured lines of credit. We pay annual dividends equal to $1.875 per share.

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

At December 31, 2006, approximately 73% of our outstanding long-term debt represented unsecured borrowings and approximately 57% of the gross book value of our real estate portfolio was unencumbered.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests. During the third quarter of 2006, we updated our shelf registration as a well known seasoned issuer where we will be able to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

During the third quarter of 2006, we closed on unsecured lines of credit of $25 million each with Branch Banking and Trust Co. and SunTrust Bank. As of December 31, 2006, we maintained unsecured lines of credit that provided for unsecured borrowings of up to $200 million. All of our lines of credit have maturity dates of June 2009 or later. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2007.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce any outstanding borrowings under the existing lines of credit or invested in short-term money market or other suitable instruments.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2006 (in thousands):

Contractual
Obligations	2007	2008		2009		2010		2011	Thereafter	Total
Debt	$3,791	$272,679	$	---	$	---	$	---	$399,500	$675,970
Operating leases	3,382	2,997		2,578		2,281		2,192	69,552	82,982
Preferred share
dividends (1)	5,625	5,625		5,625		80,625		---	---	97,500
Interest payments	41,782	36,801		25,544		20,981		20,981	145,594	291,683
	$54,580	$318,102		$33,747		$103,887		$23,173	$614,646	$1,148,135
(1)
Preferred share dividends reflect cumulative dividends on our Class C Preferred Shares on which we pay an annual dividend of $1.875 per share on 3,000,000 outstanding shares as of December 31, 2006. The Class C Preferred Shares are redeemable at the option of the Company for $25.00 per share after the respective optional redemption date. The future obligations include future dividends on preferred shares through the optional redemption date and the redemption amount is included on the optional redemption date.

In addition to the contractual payment obligations shown in the table above, we also have a property under development and several in the process of being expanded or renovated. To complete these projects we expect to incur approximately $104.2 million of costs in 2007 and $20.3 million in 2008. The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of a particular project.

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

We currently maintain six unsecured credit facilities with major national banking institutions, totaling $200 million. As of December 31, 2006, no amounts were outstanding under these credit facilities. As of February 1, 2007, all six credit facilities will expire in June 2009 or later.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2006 taxable income to shareholders, we were required to distribute approximately $29.1 million in order to maintain our REIT status as described above. We distributed approximately $41.5 million to common shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the construction loan obtained by Tanger Wisconsin Dells during the first quarter of 2006, which currently has a balance of $28.9 million. We are also party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $35.4 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB mortgage secured by the center is $17.9 million. There is no guarantee provided for the TWMB mortgage by us.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the TWMB and Tanger Wisconsin Dells joint ventures. TWMB and Tanger Wisconsin Dells pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures. During 2006, 2005 and 2004, we recognized approximately $410,000, $327,000 and $288,000 in management fees, $188,000, $6,000 and $212,000 in leasing fees, $86,000, $66,000 and $55,000 in marketing fees and $304,000, $0 and $28,000 in development fees, respectively.

TFLP is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $8.1 million, $7.8 million and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

In 2003, the FASB issued FIN 46R which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We have evaluated Deer Park, Tanger Wisconsin Dells and TWMB and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R. Should certain facts and circumstances change and we were required to consolidated any or all of these entities under FIN 46R, it could have a material impact on our consolidated balance sheets.

Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of the below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation and amortization expense may be significantly understated or overstated.

Cost Capitalization

In accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”, we capitalize all incremental, direct fees and costs incurred to originate operating leases, including certain general and overhead costs, as deferred charges. The amount of general and overhead costs we capitalize is based on our estimate of the amount of costs directly related to executing these leases. We amortize these costs to expense over the estimated average minimum lease term.

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

If we incorrectly estimate the amount of costs to capitalize, we could significantly overstate or understate our financial condition and results of operations.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2006.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on each tenants’ sales volume (“percentage rentals”) and reimbursement of the tenants’ share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time payment is received until the tenant vacates the space.
New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated FIN 48 and currently do not expect it to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our results from operations or financial position.

Funds from Operations

Funds from Operations, or FFO, represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude historical cost depreciation of real estate computed in accordance with Generally Accepted Accounting Principles, or GAAP, which assumes that the value of real estate assets diminish ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

Below is a reconciliation of FFO to net income for the years ended December 31, 2006, 2005 and 2004 as well as other data for those respective periods (in thousands):
	2006	2005	2004
Funds from Operations:
Net income	$37,309	$5,089	$7,046
Adjusted for:
Minority interest in operating partnership	3,996	1,348	1,457
Minority interest adjustment - consolidated joint
venture	---	(315)	(180)
Minority interest, depreciation and amortization
attributable to discontinued operations	2,444	1,210	1,410
Depreciation and amortization uniquely significant
to real estate - consolidated	56,938	47,916	50,491
Depreciation and amortization uniquely significant
to real estate - unconsolidated joint ventures	1,825	1,493	1,334
(Gain) loss on sale of real estate	(13,833)	3,843	1,460
Funds from operations (1)	88,679	60,584	63,018
Preferred share dividends	(5,433)	(538)	---
Funds from operations available to common shareholders	$83,246	$60,046	$63,018
Weighted average shares outstanding (2)	37,148	34,713	33,328

(1) The years ended December 31, 2006, 2005 and 2004 include gains on sales of outparcels of land of $402, $1,554 and $1,510, respectively.
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

During 2007, we have approximately 1,548,000 square feet, or 18%, of our portfolio coming up for renewal. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

We renewed 83% of the 1,760,000 square feet that came up for renewal in 2006 with the existing tenants at a 8% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 465,000 square feet during 2006 at a 17% increase in the average base rental rate.

Existing tenants’ sales have remained stable and renewals by existing tenants have remained strong. The existing tenants have already renewed approximately 613,000, or 40%, of the square feet scheduled to expire in 2007 as of February 1, 2007. In addition, we continue to attract and retain additional tenants. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As of December 31, 2006 and 2005, occupancy at our wholly owned, stabilized centers was 98% and 97%, respectively. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2006, we would have received approximately $743,000 if we terminated the agreements. If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $14.9 million to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2006, TWMB would have received approximately $411,000 if the agreement was terminated. If the 30 day LIBOR index decreased 1% and TWMB were to terminate the agreement, TWMB would have to pay $634,000 to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as a liability in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at December 31, 2006 was $723.5 million and its recorded value was $678.6 million. A 1% increase from prevailing interest rates at December 31, 2006 would result in a decrease in fair value of total long-term debt by approximately $46.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2006.

Financial Instrument Type	Notional Amount	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$967,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(224,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap (1)	$35,000,000	4.59%	March 2010	$411,000
(1)	Amount represents fair value at TWMB Associates, LLC, in which we have a 50% ownership interest.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Stanley K. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2006 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management’s report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting appears on page F-1.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

All information required to be disclosed in a report on form 8-K during the fourth quarter of 2006 was reported.

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

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

The information concerning our executive officers required by this Item is incorporated herein by reference herein to the section in Part I, Item 4, entitled “Executive Officers of the Registrant”.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is incorporated herein to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

The information concerning our Company Code of Ethics required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference herein to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

The following table provides information as of December 31, 2006 with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	491,300	$18.20	1,895,370
Equity compensation plans not approved by security holders	---	---	---
Total	491,300	$18.20	1,895,370

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our Proxy Statement to be filed with respect to our Annual Meeting of Shareholders which is expected to be held on May 18, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

1.	Financial Statements
Management’s Report on Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets-December 31, 2006 and 2005	F-4
Consolidated Statements of Operations-
Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Shareholders’ Equity-
Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows-
Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8 to F-30

2. Financial Statement Schedule
Schedule III
Real Estate and Accumulated Depreciation	F-31 to F-32

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

4.1A	Amendment to Rights Agreement, dated as of October 30, 2001. (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

4.2	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 6, 1996.)

4.2A	Form of First Supplemental Indenture (to Senior Indenture). (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 6, 1996.)

4.2B
Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated October 24, 1997.)

4.2C	Form of Third Supplemental Indenture (to Senior Indenture) dated February 15, 2001. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 16, 2001.)

4.2D	Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 4, 2005.

4.2E	Form of Fifth Supplemental Indenture (to Senior Indenture) dated August 16, 2006.

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

10.8
Amended and Restated Employment Agreement for Lisa J. Morrison, dated May 9, 2006. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

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

10.11D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-3, dated August 9, 2006.)

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

10.15	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.16
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated December 8, 2003.)

10.17
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.18
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.19
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

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stanley K. Tanger Stanley K. Tanger	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/s/ Steven B. Tanger Steven B. Tanger	Director, President and Chief Operating Officer	February 27, 2007

/s/ Frank C. Marchisello, Jr. Frank C. Marchisello Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2007

/s/ Jack Africk Jack Africk	Director	February 27, 2007

/s/ William G. Benton William G. Benton	Director	February 27, 2007

/s/ Thomas E. Robinson Thomas E. Robinson	Director	February 27, 2007
/s/ Allan L. Schuman Allan L. Schuman	Director	February 27, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 27, 2007

/s/ Stanley K. Tanger
Stanley K. Tanger
Chairman of the Board of Directors and Chief Executive Officer

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.
Executive Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

To the Shareholders' and Board of Directors of Tanger Factory Outlet Centers, Inc.:

We have completed integrated audits of Tanger Factory Outlet Center's consolidated financial statements and of its internal control over financial reporting as of 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheets, and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 27, 2007

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2006	2005
ASSETS
Rental property
Land	$130,137	$120,715
Buildings, improvements and fixtures	1,068,070	1,004,545
Construction in progress	18,640	27,606
	1,216,847	1,152,866
Accumulated depreciation	(275,372)	(253,765)
Rental property, net	941,475	899,101
Cash and cash equivalents	8,453	2,930
Assets held for sale	---	2,637
Investments in unconsolidated joint ventures	14,451	13,020
Deferred charges, net	55,089	64,555
Other assets	21,409	18,362
Total assets	$1,040,877	$1,000,605

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $832 and $901, respectively)	$498,668	$349,099
Mortgages payable (including premium of $3,441 and $5,771, respectively)	179,911	201,233
Unsecured note	---	53,500
Unsecured lines of credit	---	59,775
Total debt	678,579	663,607
Construction trade payables	23,504	13,464
Accounts payable and accrued expenses	25,094	23,954
Total liabilities	727,177	701,025

Commitments and contingencies
Minority interest in operating partnership	39,024	49,366

Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference $25 per share, 8,000,000 authorized, 3,000,000 and 2,200,000 shares issued and outstanding at
December 31, 2006 and 2005, respectively	75,000	55,000
Common shares, $.01 par value, 50,000,000 authorized, 31,041,336 and 30,748,716
shares issued and outstanding at December 31, 2006 and 2005, respectively	310	307
Paid in capital	346,361	338,688
Distributions in excess of earnings	(150,223)	(140,738)
Deferred compensation	---	(5,501)
Accumulated other comprehensive income	3,228	2,458
Total shareholders’ equity	274,676	250,214
Total liabilities, minority interest and shareholders’ equity	$1,040,877	$1,000,605

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,

	2006	2005	2004
REVENUES
Base rentals	$138,696	$131,227	$127,291
Percentage rentals	7,188	6,346	5,269
Expense reimbursements	58,522	55,415	51,277
Other income	7,305	5,773	6,646
Total revenues	211,711	198,761	190,483

EXPENSES
Property operating	68,702	62,744	57,720
General and administrative	16,707	13,841	12,849
Depreciation and amortization	57,203	48,165	50,713
Total expenses	142,612	124,750	121,282
Operating income	69,099	74,011	69,201
Interest expense (including prepayment premium and deferred loan cost write off of $917 and $9,866 in 2006 and 2005, respectively)	40,775	42,927	35,117
Income before equity in earnings of unconsolidated joint ventures, minority interests, discontinued operations and loss on sale of real estate	28,324	31,084	34,084
Equity in earnings of unconsolidated joint ventures	1,268	879	1,042
Minority interests
Consolidated joint venture	---	(24,043)	(27,144)
Operating partnership	(3,996)	(1,348)	(1,457)
Income from continuing operations	25,596	6,572	6,525
Discontinued operations, net of minority interest	11,713	2,360	521
Income before loss on sale of real estate	37,309	8,932	7,046
Loss on sale of real estate, net of minority interest	---	(3,843)	---
Net income	37,309	5,089	7,046
Less applicable preferred share dividends	(5,433)	(538)	---
Net income available to common shareholders	$31,876	$4,551	$7,046

Basic earnings per common share:
Income from continuing operations	$.66	$.08	$.24
Net income	1.04	.16	.26

Diluted earnings per share:
Income from continuing operations	$.65	$.08	$.24
Net income	1.03	.16	.26

 The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)
	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Deferred compensation	Accumulated other comprehensive income	Total shareholders’ equity
Balance, December 31, 2003	$-	$260	$249,940	$(82,737)	$-	$(45)	$167,418
Comprehensive income:
Net income	-	-	-	7,046	-	-	7,046
Other comprehensive income	-	-	-	-	-	45	45
Total comprehensive income	-	-	-	7,046	-	45	7,091
Compensation under Incentive Award Plan	-	-	54	-	1,422	-	1,476
Issuance of 619,480 common shares upon
exercise of unit options	-	6	8,160	-	-	-	8,166
Issuance of 690,000 common shares, net of
issuance costs of $799	-	6	13,167	-	-	-	13,173
Grant of share and unit options, net of
forfeitures, and 212,250 restricted shares	-	2	5,395	-	(5,397)	-	-
Adjustment for minority interest in Operating
Partnership	-	-	(2,376)	-	-	-	(2,376)
Common dividends ($1.245 per share)	-	-	-	(33,815)	-	-	(33,815)
Balance, December 31, 2004	-	274	274,340	(109,506)	(3,975)	-	161,133
Comprehensive income:
Net income	-	-	-	5,089	-	-	5,089
Other comprehensive income	-	-	-	-	-	2,458	2,458
Total comprehensive income	-	-	-	5,089	-	2,458	7,547
Compensation under Incentive Award Plan	-	-	10	-	1,555	-	1,565
Issuance of 167,700 common shares upon
exercise of unit options	-	2	2,193	-	-	-	2,195
Issuance of 2,200,000 7.5% Class C preferred
shares, net of issuance costs of $1,984	55,000	-	(1,984)	-	-	-	53,016
Issuance of 3,000,000 common shares, net of
issuance costs of $172	-	30	81,068	-	-	-	81,098
Grant of share options, net of forfeitures,
and 138,000 restricted shares	-	1	3,080	-	(3,081)	-	-
Adjustment for minority interest in Operating
Partnership	-	-	(20,019)	-	-	-	(20,019)
Common dividends ($1.28 per share)	-	-	-	(36,321)	-	-	(36,321)
Balance, December 31, 2005	55,000	307	338,688	(140,738)	(5,501)	2,458	250,214
Comprehensive income:
Net income	-	-	-	37,309	-	-	37,309
Other comprehensive income	-	-	-	-	-	770	770
Total comprehensive income	-	-	-	37,309	-	770	38,079
Reclassification of deferred compensation	-	-	(5,501)	-	5,501	-	-
Compensation under Incentive Award Plan	-	-	2,675	-	-	-	2,675
Issuance of 130,620 common shares upon
exercise of unit options	-	1	2,381	-	-	-	2,382
Issuance of 800,000 7.5% Class C preferred
shares, net of issuance costs of $555	20,000	-	(555)	-	-	-	19,445
Grant of 162,000 restricted shares, net of
forfeitures	-	2	(2)	-	-	-	-
Adjustment for minority interest in Operating
Partnership	-	-	8,675	-	-	-	8,675
Preferred dividends ($1.8802 per share)	-	-	-	(5,262)	-	-	(5,262)
Common dividends ($1.343 per share)	-	-	-	(41,532)	-	-	(41,532)
Balance, December 31, 2006	$75,000	$310	$346,361	$(150,223)	$-	$3,228	$274,676

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$37,309	$5,089	$7,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	57,319	48,888	51,999
Amortization of deferred financing costs	1,702	1,691	1,454
Equity in earnings of unconsolidated joint ventures	(1,268)	(879)	(1,042)
Distributions received from unconsolidated joint ventures	2,300	2,000	1,975
Consolidated joint venture minority interest	---	24,043	27,144
Operating partnership minority interest (including discontinued operations)	6,324	988	1,580
Compensation expense related to restricted shares and share options granted	2,675	1,565	1,476
Amortization of debt premiums and discounts, net	(2,507)	(2,719)	(2,506)
(Gain) loss on sale of real estate	(13,833)	4,690	1,460
Gain on sale of outparcels of land	(402)	(1,554)	(1,510)
Net accretion of market rent rate adjustment	(1,464)	(741)	(1,065)
Straight-line base rent adjustment	(2,219)	(1,750)	(389)
Increases (decreases) due to changes in:
Other assets	259	(4,024)	(1,889)
Accounts payable and accrued expenses	2,195	6,615	(917)
Net cash provided by operating activities	88,390	83,902	84,816
INVESTING ACTIVITIES:
Acquisition of interest in COROC joint venture	---	(285,974)	---
Additions of rental properties	(78,929)	(44,092)	(15,836)
Additions to investments in unconsolidated joint ventures	(2,020)	(7,090)	---
Additions to deferred lease costs	(3,260)	(3,218)	(1,973)
Net proceeds from sales of real estate	21,378	3,811	20,416
Net cash (used in) provided by investing activities	(62,831)	(336,563)	2,607
FINANCING ACTIVITIES:
Cash dividends paid	(46,794)	(36,321)	(33,815)
Distributions to consolidated joint venture minority interest	---	(21,386)	(22,619)
Distributions to operating partnership minority interest	(8,145)	(7,766)	(7,554)
Net proceeds from sale of preferred shares	19,445	53,016	---
Net proceeds from sale of common shares	---	81,098	13,173
Contributions from minority interest partner in consolidated joint venture	---	800	---
Proceeds from borrowings and issuance of debt	279,175	518,027	88,600
Repayments of debt	(261,942)	(338,865)	(138,406)
Additions to deferred financing costs	(4,157)	(2,534)	(701)
Proceeds from settlement of US Treasury rate lock	---	3,224	---
Proceeds from exercise of share and unit options	2,382	2,195	8,166
Net cash (used in) provided by financing activities	(20,036)	251,488	(93,156)
Net increase (decrease) in cash and cash equivalents	5,523	(1,173)	(5,733)
Cash and cash equivalents, beginning of year	2,930	4,103	9,836
Cash and cash equivalents, end of year	$8,453	$2,930	$4,103

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of December 31, 2006, we owned 30 outlet centers, with a total gross leasable area, or GLA, of approximately 8.4 million square feet. All reference to gross leasable area and square feet contained in the notes to the consolidated financial statements are unaudited. These factory outlet centers were 98% occupied and contained over 1,800 stores, representing approximately 380 store brands. Also, we owned a 50% interest in two outlet centers with a total GLA of approximately 667,000 square feet and managed for a fee three outlet centers with a GLA of approximately 293,000 square feet.

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

As of December 31, 2006, our wholly-owned subsidiaries owned 15,520,668 units and TFLP owned the remaining 3,033,305 units. Each TFLP unit is exchangeable for two of our common shares, subject to certain limitations to preserve our status as a REIT.

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

In 2003, the Financial Accountings Standards Board, or FASB, issued FASB Interpretation No. 46 (Revised 2003): “Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51”, or FIN 46R, which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were effective for all variable interests in variable interest entities in 2004 and thereafter. We were considered the primary beneficiary of our joint venture, COROC Holdings, LLC, or COROC, under the provisions of FIN 46R prior to us purchasing the remaining two-thirds interest in the venture in November 2005. Therefore, the results of operations and financial position of COROC were included in our Consolidated Financial Statements since the acquisition date. We have evaluated Deer Park Enterprise, LLC, or Deer Park, Tanger Wisconsin Dells, LLC, or Tanger Wisconsin Dells and TWMB Associates, LLC, or TWMB, (Note 5) and have determined that under the current facts and circumstances we are not required to consolidate these entities under the provisions of FIN 46R.

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

Minority Interests - “Minority interest in operating partnership” reflects TFLP’s percentage ownership of the Operating Partnership’s units. Income is allocated to TFLP based on its respective ownership interest.

The amount reported as minority interest in operating partnership has been adjusted $9.1 million during 2006 to reflect a revised rebalancing of the net assets of the operating partnership ascribed to the minority unit holders as of December 31, 2005. The revision is reflected through paid in capital and had no effect on net income.

Related Parties - We account for related party transactions under the guidance of FASB Statement No. 57 “Related Party Disclosures”. TFLP (Note 1) is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $8.1 million, $7.8 million and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are discussed in Footnote 5.

Reclassifications - Certain amounts in the 2005 and 2004 consolidated statements of operations have been reclassified to the caption “discontinued operations” as required by FASB Statement No. 144 ”Accounting for the Impairment or Disposal of Long Lived Assets,”, or FAS 144.

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

In accordance with FASB Statement No. 141 “Business Combinations”, or FAS 141, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of the below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2006, 2005 and 2004 amounted to $2.2 million, $665,000 and $201,000, respectively, and development costs capitalized amounted to $944,000, $685,000 and $684,000, respectively. Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2006, 2005 and 2004 was $40,336,000, $37,530,000 and $37,818,000, respectively.

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to rental property under construction when the pre-construction tasks are completed. Costs of unsuccessful pre-construction or acquisition efforts are charged to operations when the project is abandoned.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2006, we had a cash equivalent investment in a highly liquid money market account at a major financial institution of $7.7 million.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred, including certain general and overhead costs, to originate operating leases and are amortized over the average minimum lease term of 5 years. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions in accordance with FAS 141. See “Rental Property” under this section above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Guarantees of Indebtedness - In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, or FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 applies to all guarantees entered into or modified after December 31, 2002. Based on this criterion, the guarantees of indebtedness by us in Deer Park and Tanger Wisconsin Dells (Note 5) are accounted for under the provisions of FIN 45. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We recorded at inception the fair value of our guarantees of the Deer Park and Tanger Wisconsin Dells joint venture’s debt as a debit to our investment in Deer Park and Tanger Wisconsin Dells and a credit to a liability of approximately $481,000 in total. We have elected to account for the release from obligation under the guarantees by the straight-line method over the life of the guarantees. The recorded values of the guarantees were $331,000 and $46,000 at December 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is calculated as the estimated, discounted future cash flows associated with the asset. We believe that no impairment existed at December 31, 2006.

Real estate assets designated as held for sale are stated at their fair value less costs to sell or carrying value if greater. We classify real estate as held for sale when it meets the requirements of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or FAS 144, and our Board of Directors approves the sale of the assets. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets newly designated as held for sale and for assets sold are included in discontinued operations for all periods presented in our results of operations.

Derivatives - We selectively enter into interest rate protection agreements to mitigate changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS 137 and FAS 138, collectively FAS 133. FAS 133 also requires us to measure the effectiveness, as defined by FAS 133, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a cash flow hedge is deemed effective, we record the change in fair value in other comprehensive income. If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes - We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders. Accordingly, no provision has been made for Federal income taxes. In November 2005, we issued 7.5% Class C Cumulative Preferred Shares (liquidation preference $25.00 per share), or Class C Preferred Shares. We paid preferred dividends per share of $1.88 in 2006, of which $1.71 was treated as ordinary income and $.17 which was treated as a capital gain distribution.

For income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share were taxable as follows:

Common dividends per share:	2006	2005	2004
Ordinary income	$ 1.118	$ .640	$ .448
Capital gain	.123	---	---
Return of capital	.102	.640	.797
	$ 1.343	$ 1.280	$ 1.245

The following reconciles net income available to common shareholders to taxable income available to common shareholders for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net income available to common shareholders	$31,876	$4,551	$7,046
Book/tax difference on:
Depreciation and amortization	16,606	7,469	356
Gain (loss) on sale of real estate	(8,812)	167	(1,180)
COROC income allocation	---	5,219	6,237
Stock option compensation	(1,761)	(1,666)	(3,782)
Other differences	(5,574)	(549)	1,287
Taxable income available to common shareholders	$32,335	$15,191	$9,964

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

We provide management, leasing and development services for a fee for certain properties that are not owned by us or that we partially own through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income during 2006, 2005 or 2004.

The Riverhead, New York and Rehoboth Beach, Delaware centers are the only properties that comprise more than 10% of our consolidated gross revenues or consolidated total assets. The center in Riverhead, New York is our only center that comprises more than 10% of our consolidated gross revenues for the year ended December 31, 2006. The Riverhead center, which was originally constructed in 1994 and now totals 729,315 square feet, represented 13% of our consolidated gross revenue for the year ended December 31, 2006. The Rehoboth center, acquired in December 2003, represents 11% of our consolidated total assets as of December 31, 2006. The Rehoboth center is 568,926 square feet. The occupancy rates as of December 31, 2006 for the Riverhead, and Rehoboth Beach centers were 100% and 99%, respectively.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2006, 2005 and 2004 amounted to $23,504,000, $13,464,000 and $11,918,000, respectively. Interest paid, net of interest capitalized, in 2006, 2005 and 2004 was $40,236,000, $41,503,000 and $36,735,000, respectively. Interest paid for 2006 includes a prepayment premium for the early extinguishment of the Woodman of the World Life Insurance Society mortgage debt (Note 8) of approximately $609,000 which was included in interest expense. Interest paid for 2005 includes a prepayment premium for the early extinguishment of the John Hancock mortgage debt (Note 8) of approximately $9.4 million which was included in interest expense.

A non cash financing activity that occurred in association with the acquisition in 2005 of the final two-thirds interest in COROC was the recording of a reduction in the fair value of debt of $883,000 related to the mortgage assumed in the original COROC transaction.

Accounting for Stock Based Compensation - We may issue non-qualified share options and other share-based awards under the Amended and Restated Incentive Award Plan, or the Incentive Award Plan. Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, under the modified prospective method. Since we had previously accounted for our share-based compensation plan under the fair value provisions of FAS No. 123, our adoption did not significantly impact our financial position or our results of operations. As required by the standard, deferred compensation as of December 31, 2005, which was set forth separately in the Shareholders’ equity section of the Consolidated Balance Sheets, was reclassified to additional paid in capital during 2006. Compensation expense recognized in 2006 and for future years is now recorded as an increase to additional paid in capital.

New Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated FIN 48 and currently do not expect it to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our results from operations or financial position.

3.  Acquisitions

Abandonment of Acquisition Due Diligence Costs

During 2006, we incurred a $1.5 million charge for the abandonment of acquisition due diligence costs, as we have decided we are no longer in a position to pursue a potential acquisition opportunity. The abandoned acquisitions due diligence costs were incurred in connection with structuring, diligencing and submitting a proposal to acquire a significant portfolio from a public REIT that was exploring its strategic alternatives. The bid was requested, but ultimately not accepted, by the public REIT.  These costs were included in property operating expenses in the accompanying Statement of Operations for 2006.

COROC Holdings, LLC

In December 2003, COROC, a joint venture in which we initially had a one-third ownership interest and have consolidated for financial reporting purposes under the provisions of FIN 46R, purchased the 3.3 million square foot Charter Oak portfolio of outlet center properties for $491.0 million, including the assumption of $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We recorded the debt at its fair value of $198.3 million, with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. We funded the majority of our share of the equity required for the transaction through the issuance of 4.6 million common shares on December 10, 2003, generating approximately $88.0 million in net proceeds. The results of the Charter Oak portfolio have been included in the consolidated financial statements from December 2003.

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of November 2005, the date of acquisition and the weighted average amortization period by major intangible asset class (in thousands):
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

	For the Year Ended
	December 31,
	2005	2004

Revenues	$ 199,715	$ 193,234

Net income	$ 15,731	$ 18,186

Basic earnings per share:
Net income	$ .38	$ .47
Weighted average common shares outstanding	30,385	30,044

Diluted earnings per share:
Net income	$ .38	$ .46
Weighted average common shares outstanding	30,651	30,261

4.  Development of Rental Properties

Charleston, South Carolina

During August of 2006, we opened our wholly-owned 352,300 square foot center located near Charleston, South Carolina. Tenants in the center include Gap, Banana Republic, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Guess, Reebok and others. As of December 31, 2006, the center was 88.7% occupied.

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of the Pittsburgh land for $4.8 million. Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as qualifying expenditures during construction of the center are incurred. We currently expect to deliver the first phase of the center, approximately 309,000 square feet, during the first quarter of 2008.

5.	Investments in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures as of December 31, 2006 and 2005 was $14.5 million and $13.0 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to TWMB and Tanger Wisconsin Dells. The following management, leasing, marketing and development fees were recognized from services provided to TWMB and Tanger Wisconsin Dells during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,

	2006	2005	2004
Fee:
Management	$ 410	$ 327	$ 288
Leasing	188	6	212
Marketing	86	66	55
Development	304	---	28
Total Fees	$ 988	$ 399	$ 583

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

TWMB Associates, LLC

TWMB has operated a Tanger Outlet Center locate on Highway 17 in Myrtle Beach, South Carolina since June 2002. The Myrtle Beach center now consists of approximately 402,000 square feet and has over 90 name brand tenants.

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

Tanger Wisconsin Dells, LLC

In March 2005, the Tanger Wisconsin Dells joint venture was established to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. During the first quarter of 2006, capital contributions of approximately $510,000 were made by each member. The 264,900 square foot center opened in August 2006. The tenants in the center include Polo Ralph Lauren, Abercrombie & Fitch, Hollister, Gap, Banana Republic, Old Navy, Liz Claiborne, Nike, Adidas, Tommy Hilfiger and others.

In February 2006, in conjunction with the construction of the center, Tanger Wisconsin Dells closed on a construction loan which provides for borrowings up to $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of December 31, 2006 was approximately $28.9 million.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions FIN of 45. We recorded at inception the fair value of our guarantee of the Tanger Wisconsin Dells joint venture's debt as an increase to our investment in Tanger Wisconsin Dells and recorded a corresponding liability of approximately $409,000. We have elected to account for the release from the obligation under the guarantee by the straight-line method over the three year life of the guarantee. The remaining value of the guarantee liability as of December 31, 2006 was approximately $295,000.

Deer Park Enterprise, LLC

In October 2003, Deer Park Enterprise, LLC, or Deer Park, entered into a sale-leaseback transaction for the location on which it ultimately will develop a shopping center that will contain both outlet and big box retail tenants in Deer Park, New York. To date, we have made equity contributions totaling $4.5 million to Deer Park, including $1.5 million in 2006. Both of the other venture partners have made equity contributions equal to ours.

In September 2006, Deer Park closed on a construction loan of $43.2 million with Bank of America which incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The loan balance as of December 31, 2006 was approximately $35.4 million. Proceeds to date were used to refinance the debt incurred in the original purchase of the property, including a $19 million loan with Bank of America and a $7 million purchase money mortgage note with the original seller of the property. The construction loan matures in April 2007.

The above mentioned guarantee of the construction loan debt is accounted for under the provisions of FIN 45. We recorded at inception the fair value of our guarantee of the Deer Park joint venture's debt as an increase to our investment in Deer Park and recorded a corresponding liability of approximately $72,000. We have elected to account for the release from the obligation under the guarantee by the straight-line method over the three year life of the guarantee. The remaining value of the guarantee liability as of December 31, 2006 was approximately $36,000.

The original purchase of the property was in the form of a sale-leaseback transaction, which consisted of the sale of the property to Deer Park for $29 million, including a 900,000 square foot industrial building, which was then leased back to the seller under an operating lease agreement. At the end of the lease in May 2005, the tenant vacated the building. However, the tenant had not satisfied all of the conditions necessary to terminate the lease. Deer Park is currently in litigation to recover from the tenant its monthly lease payments and will continue to do so until recovered. Annual rents due from the tenant were $3.4 million.

Through March 2006, the Deer Park joint venture accounted for the lease revenues under the provisions of FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, where the rent received from the tenant prior to May 2005 and that accrued from June 2005 through March 2006, net of applicable expenses, were treated as incidental revenues and were recorded as a reduction in the basis of the assets. Given the uncertainty regarding the final outcome of the litigation described above, Deer Park discontinued the accrual of rental revenues associated with the sale-leaseback transaction as of April 1, 2006. As a result, we recorded our portion of the project losses, which amounted to $31,000 for the 2006 period, as a reduction in our investment in Deer Park and as a reduction to equity in earnings of unconsolidated joint ventures.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets- Unconsolidated Joint Ventures
	2006	2005
Assets
Investment properties at cost, net	$ 74,253	$ 64,915
Construction in progress	38,449	15,734
Cash and cash equivalents	6,539	6,355
Deferred charges, net	2,824	1,548
Other assets	15,239	6,690
Total assets	$ 137,304	$ 95,242

Liabilities and Owners’ Equity
Mortgage payable	$ 100,138	$ 61,081
Construction trade payables	2,734	6,588
Accounts payable and other liabilities	2,767	1,177
Total liabilities	105,639	68,846
Owners’ equity	31,665	26,396
Total liabilities and owners’ equity	$ 137,304	$ 95,242

Summary Statements of Operations- Unconsolidated Joint Ventures:
	2006	2005	2004
Revenues	$ 14,703	$ 10,909	$ 9,821

Expenses:
Property operating	5,415	3,979	3,539
General and administrative	213	24	31
Depreciation and amortization	3,781	3,102	2,742
Total expenses	9,409	7,105	6,312
Operating income	5,294	3,804	3,509
Interest expense	2,907	2,161	1,532
Net income	$ 2,387	$ 1,643	$ 1,977

Tanger Factory Outlet Centers, Inc. share of:
Net income	$ 1,268	$ 879	$ 1,042
Depreciation (real estate related)	$ 1,825	$ 1,493	$ 1,334

6. Disposition of Properties and Properties Held for Sale

2006 Transactions

In January 2006, we completed the sale of our property in Pigeon Forge, Tennessee. Net proceeds received from the sale of the property were approximately $6.0 million. We recorded a gain on sale of real estate of approximately $3.6 million. We continue to manage and lease the property for a fee. Based on the nature and amounts of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement, and therefore we have shown the results of operations for all periods presented in discontinued operations. As of December 31, 2005, the assets and liabilities of the Pigeon Forge property were classified as held for sale. The composition of the assets held for sale line item at December 31, 2005 consisted of $1.9 million of rental property, net; $687,000 of other assets and $73,000 of deferred charges, net.

In March 2006, we completed the sale of our property located in North Branch, Minnesota. Net proceeds received from the sale of the property were approximately $14.2 million. We recorded a gain on sale of real estate of approximately $10.3 million. We also continue to manage and lease this property for a fee. Based on the nature and amount of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement and therefore we have shown the results of operations and gain on sale of real estate as discontinued operations under the provisions of FAS 144.

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

Below is a summary of the results of operations of the disposed properties through their respective disposition dates and properties held for sale as presented in discontinued operations for the respective periods (in thousands):

Summary Statements of Operations - Disposed Properties and Assets Held for Sale:	2006	2005	2004

Revenues:
Base rentals	$448	$2,674	$4,045
Percentage rentals	6	67	73
Expense reimbursements	229	1,345	1,926
Other income	14	1,524	128
Total revenues	697	5,610	6,172
Expenses:
Property operating	373	2,041	2,782
Depreciation and amortization	116	722	1,286
Total expenses	489	2,763	4,068
Discontinued operations before
gain (loss) on sale of real estate	208	2,847	2,104
Gain (loss) on sale of real estate included in
discontinued operations	13,833	---	(1,460)
Discontinued operations before
minority interest	14,041	2,847	644
Minority interest	(2,328)	(487)	(123)
Discontinued operations	$11,713	$2,360	$521

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations to the extent the outlet center at which it is located has not been sold. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the years ended December 31, 2006, 2005 and 2004 (in thousands, except number of outparcels):
	2006	2005(1)	2004
Number of outparcels	4	1	5
Net proceeds	$1,150	$252	$2,897
Gain on sale included in other income	$402	$127	$1,510
(1) Note that these amounts exclude the sale of an outparcel at the North Branch, Minnesota center in 2005. The North Branch center was sold in March 2006 and is classified in discontinued operations. The gain on sale of outparcel totaled $1.4 million and is included in other income in the summary statements of operations of disposed properties.

7. Deferred Charges

Deferred charges as of December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
Deferred lease costs	$23,757	$21,246
Below market leases	(5,369)	(5,568)
Other intangibles	77,423	77,142
Deferred financing costs	10,571	7,505
	106,382	100,325
Accumulated amortization	(51,293)	(35,770)
	$55,089	$64,555

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2006, 2005 and 2004 was $15,127,000, $9,643,000 and $11,606,000, respectively. Amortization of deferred financing costs, included in interest expense in the accompanying Consolidated Statements of Operations, for the years ended December 31, 2006, 2005 and 2004 was $1,702,000, $1,691,000 and $1,454,000, respectively. The amortization amounts for the years ended December 31, 2006 and 2005 include the write off of deferred loan costs of $308,000 and $447,000, respectively, related to the early extinguishment of debt.

Estimated aggregate amortization expense of net below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2007	$ 8,858
2008	8,036
2009	7,683
2010	6,716
2011	4,648
Total	$ 35,941

8. Debt

Debt as of December 31, 2006 and 2005 consists of the following (in thousands):
	2006	2005
Senior, unsecured notes:
9.125% Senior, unsecured notes, maturing February 2008	$ 100,000	$ 100,000
6.150% Senior, unsecured notes, maturing November 2015, net of
discount of $832 and $901, respectively	249,168	249,099
3.75% Senior, unsecured exchangeable notes, maturing August 2026	149,500	---
Unsecured note:
Variable rate of LIBOR + .85%, repaid in 2006 (1)	---	53,500
Mortgage notes with fixed interest:
4.97%, maturing July 2008, including net premium of $3,441 and $5,771,
Respectively	179,911	185,788
8.86%, repaid in September 2006	---	15,445
Unsecured lines of credit with variable interest rates of LIBOR +.85%, repaid
In 2006 (1)	---	59,775
	$ 678,579	$ 663,607
(1)
Depending on our investment grade rating, our unsecured lines of credit variable interest rates vary from either prime to prime + .50% or from LIBOR + .55% to LIBOR + 1.70% and expire in June 2009 or later.

Certain of our properties, which had a net book value of approximately $479.1 million at December 31, 2006, serve as collateral for the fixed rate mortgage. The unsecured lines of credit and senior unsecured notes require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2006 we were in compliance with all of our debt covenants.

2006 Transactions

In August 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 3.75%. The notes are exchangeable into the Company’s common shares, at the option of the holder, at an initial exchange ratio, subject to adjustment, of 27.6856 shares per $1,000 principal amount of notes (or an initial exchange price of $36.1198 per common share). The notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. On and after August 18, 2011, holders may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess. Note holders may exchange their notes prior to August 18, 2011 only upon the occurrence of specified events. In addition, on August 18, 2011, August 15, 2016 or August 15, 2021, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued and unpaid interest up to, but excluding, the repurchase date. In no event will the total number of common shares issuable upon exchange exceed 4.9 million, subject to adjustments for dividend rate changes. Accordingly, we have reserved those shares.

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

During the third quarter of 2006, we closed on unsecured lines of credit of $25 million each with Branch Banking and Trust Co. and SunTrust Bank. As of December 31, 2006, we maintained unsecured lines of credit that provided for borrowings of up to $200 million. All of our lines of credit have maturity dates of June 2009 or later.

2005 Transactions

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

2004 Transactions

As part of the original COROC acquisition in December 2003, we assumed $186.4 million of cross-collateralized debt which has a stated, fixed interest rate of 6.59% and matures in July 2008. We initially recorded the debt at its fair value of $198.3 million with an effective interest rate of 4.97%. Accordingly, a debt premium of $11.9 million was recorded and is being amortized over the life of the debt. When the remainder of the portfolio was acquired in November 2005, we recorded a debt discount of $883,000 with an effective interest rate of 5.25% to reflect the fair value of the debt deemed to have been acquired in the acquisition. The net premium had a recorded value of $3.4 million and $5.8 million as of December 31, 2006 and 2005, respectively.

Maturities of the existing long-term debt as of December 31, 2006 are as follows (in thousands):

Year	Amount
2007	$ 3,791
2008	272,679
2009	---
2010	---
2011	---
Thereafter	399,500
Subtotal	675,970
Net premium	2,609
Total	$ 678,579

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

In accordance with our derivatives policy, these derivatives were designated as cash flow hedges and assessed for effectiveness at the time the contract was entered into and will be assessed for effectiveness on an on-going basis at each quarter end. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At December 31, 2006, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2006.

Financial Instrument Type	Notional Amount	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$967,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(224,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap (1)	$35,000,000	4.59%	March 2010	$411,000
(1)	Amount represents fair value at TWMB Associates, LLC, in which we have a 50% ownership interest.

The carrying amount of cash equivalents approximates fair value due to the short-term maturities of these financial instruments. The fair value of long-term debt at December 31, 2006 and 2005, estimated at the present value of future cash flows, discounted at interest rates available at the reporting date for new debt of similar type and remaining maturity, was approximately $723.5 million and $670.0 million, respectively. The recorded values were $678.6 million and $663.6 million, respectively, as of December 31, 2006 and 2005.

10. Shareholders’ Equity

In February 2006, we completed the sale of an additional 800,000 Class C Preferred Shares with net proceeds of approximately $19.4 million. The proceeds were used to repay amounts outstanding on our unsecured lines of credit. After the offering, our total amount of Preferred Shares outstanding was 3,000,000.

In November 2005, we closed on the sale of 2,200,000 Class C Preferred Shares with net proceeds of approximately $53.0 million. The proceeds were used to fund a portion of the COROC acquisition discussed in Note 4. We may not redeem our Class C Preferred Shares prior to November 14, 2010, except in limited circumstances to preserve our status as a REIT. On or after November 14, 2010, we may redeem at our option our Class C Preferred Shares, in whole or from time to time in part, for cash at a redemption price of $25.00 per share, plus accrued and unpaid distributions, if any, to the redemption date. The Class C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemptions and are not convertible or exchangeable for any of our other securities. We pay annual dividends equal to $1.875 per share.

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

12. Earnings Per Share

A reconciliation of the numerators and denominators in computing earnings per share in accordance with FASB Statement No. 128, “Earnings per Share”, for the years ended December 31, 2006, 2005 and 2004 is set forth as follows (in thousands, except per share amounts):

	2006	2005	2004
NUMERATOR
Income from continuing operations	$25,596	$6,572	$6,525
Loss on sale of real estate	---	(3,843)	---
Less applicable preferred share dividends	(5,433)	(538)	---
Income from continuing operation available
to common shareholders	20,163	2,191	6,525
Discontinued operations	11,713	2,360	521
Net income available to common shareholders	$31,876	$4,551	$7,046
DENOMINATOR
Basic weighted average common shares	30,599	28,380	27,044
Effect of exchangeable notes	117	---	---
Effect of outstanding share and unit options	240	193	187
Effect of unvested restricted share awards	125	73	30
Diluted weighted average common shares	31,081	28,646	27,261

Basic earnings per common share:
Income from continuing operations	$.66	$.08	$.24
Discontinued operations	.38	.08	.02
Net income	$1.04	$.16	$.26

Diluted earnings per common share:
Income from continuing operations	$.65	$.08	$.24
Discontinued operations	.38	.08	.02
Net income	$1.03	$.16	$.26

The exchangeable notes are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method. In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the initial exchange rate of $36.1198 per share.

Options to purchase common shares excluded from the computation of diluted earnings per share during 2005 and 2004 because the exercise price was greater than the average market price of the common shares totaled approximately 7,500 and 1,000 shares, respectively. No options were excluded from the 2006 computation. The assumed conversion of the units held by TFLP as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to an Operating Partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method. All restricted shares issued are included in the calculation of diluted weighted average common shares outstanding.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

13. Share-Based Compensation

We have a share-based compensation plan, the Amended and Restated Incentive Award Plan, or the Plan, which covers our independent directors and our employees. The Plan, originally a plan for granting share and unit options to our independent directors and employees, was amended during 2004, to, among other things, add restricted shares and other share-based grants to the plan. The Plan was approved by a vote of shareholders at our Annual Shareholders’ Meeting in May 2004. We may issue up to 6.0 million common shares under the Incentive Award Plan. We have granted 3,592,380 options, net of options forfeited, and 512,250 restricted share awards, net of restricted shares forfeited, through December 31, 2006. The amount and terms of the awards granted under the plan are determined by the Share and Unit Option Committee of the Board of Directors.

All non-qualified share and unit options granted under the Plan expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Options are generally granted with an exercise price equal to the market price of our common shares on the day of grant. Units received upon exercise of unit options are exchangeable for common shares. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants in 2004 and 2005: expected dividend yield ranging from 5.3% to 6.5%; expected life of 7 years; expected volatility of 23%; and risk-free interest rates ranging from 3.71% to 3.99%. There were no option grants in 2006.

During 2004, the Board of Directors approved the grant of 212,250 restricted shares to the independent directors and certain executive officers which vest ratably over 3 years in the case of independent directors and over 5 years in the case of certain executive officers. During 2005, the Board of Directors approved the grant of 138,000 restricted shares to the independent directors and certain executive officers. The independent directors’ restricted shares vest ratably over a three year period. The executive officers’ restricted shares vest over a five year period with 50% of the award vesting ratably over the five year period and 50% vesting based on the attainment of certain market performance criteria. During 2006, the Board of Directors approved the grant of 164,000 restricted shares to the independent directors and all of the senior executive officers. The independent directors’ restricted shares vest ratably over a three year period and the senior executive officers’ restricted shares vest ratably over a five year period. For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of our common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively, as follows (in thousands):
	2006	2005	2004
Restricted shares	$ 2,210	$ 1,275	$ 1,250
Share and unit options	465	290	226
Total share based compensation	$ 2,675	$ 1,565	$ 1,476

Compensation award expense capitalization during the years ended December 31, 2006, 2005 and 2004 was $212,000, $32,000 and $33,000, respectively.

Options outstanding at December 31, 2006 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
			Weighted average
		Weighted	remaining		Weighted
Range of		average	contractual		average
exercise prices	Options	exercise price	life in years	Options	exercise price
$9.3125 to $11.0625	52,200	$ 9.85	2.82	52,200	$ 9.85
$15.0625 to $19.38	60,000	17.22	4.17	42,000	16.30
$19.415 to $23.96	379,100	19.51	7.33	94,500	19.52
	491,300	$18.20	6.47	188,700	$16.13

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2006 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	life in years	value
Outstanding as of December 31, 2005	632,240	$18.08
Granted	---	---
Exercised	(130,620)	17.53
Forfeited	(10,320)	19.42
Outstanding as of December 31, 2006	491,300	$18.20	6.47	$10,258

Vested and Expected to Vest as of
December 31, 2006	479,377	$18.17	6.47	$10,025

Exercisable as of December 31, 2006	188,700	$16.13	5.08	$4,331

The weighted average grant date fair value of options granted during the years ended December 31, 2005 and 2004 was $3.31 and $2.18 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $2.0 million and $4.7 million, respectively.

The following table summarizes information related to unvested restricted shares outstanding as of December 31, 2006:
		Weighted average
	Number of	grant date
Unvested Restricted Shares	shares	fair value
Unvested at December 31, 2005	225,586	$20.95
Granted	164,000	31.92
Vested	(60,746)	21.35
Forfeited	(2,000)	32.08
Unvested at December 31, 2006	326,840	$26.31

The total value of restricted shares vested during the years ended 2006, 2005 and 2004 was $1.3 million, $1.3 million and $1.2 million, respectively. As of December 31, 2006, there was $8.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

14. Employee Benefit Plans

We have a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), which covers substantially all of our officers and employees. The 401(k) Plan permits our employees, in accordance with the provisions of Section 401(k) of the Code, to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Employee contributions are fully vested and are matched by us at a rate of compensation deferred to be determined annually at our discretion. The matching contribution is subject to vesting under a schedule providing for 20% annual vesting starting with the second year of employment and 100% vesting after six years of employment. The employer matching contribution expense for the years ended 2006, 2005 and 2004 were approximately $102,000, $102,000 and $87,000, respectively.

15. Other Comprehensive Income

Total comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Net income	$37,309	$5,089	$7,046
Other comprehensive income:
Payments received (gain) in settlement of $125 million
(notional amount) of US treasury rate lock, net of minority
interest of $548	---	2,676	---
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,
net of minority interest of $(40) and $(7)	(206)	(33)	---
Change in fair value of treasury rate locks,
net of minority interest of $175 and $(53)	880	(260)	---
Change in fair value of our portion of TWMB cash
flow hedge, net of minority interest of $19, $15 and $37	96	75	45
Other comprehensive income	770	2,458	45
Total comprehensive income	$38,079	$7,547	$7,091

16. Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Advertising and promotion	$ 16,530	$ 15,909	$14,989
Common area maintenance	29,435	27,860	24,593
Real estate taxes	12,604	12,473	12,022
Other operating expenses	10,133	6,502	6,116
	$ 68,702	$ 62,744	$ 57,720

    17.  Lease Agreements

We are the lessor of over 1,800 stores in our 30 wholly owned factory outlet centers, under operating leases with initial terms that expire from 2007 to 2030. Most leases are renewable for five years at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2006, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2007	$ 123,397
2008	104,993
2009	85,873
2010	63,346
2011	39,309
Thereafter	62,164
$ 479,082

18.	Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2007 to 2085. Annual rental payments for these leases totaled approximately $3,214,000, $2,949,000 and $2,927,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2007	$ 3,382
2008	2,997
2009	2,578
2010	2,281
2011	2,192
Thereafter	69,552
$ 82,982

  We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate  resolution of these matters will have no material effect on our results of operations, financial condition or cash flows.

   19. Quarterly Financial Data (Unaudited)

   The following table sets forth the summary quarterly financial information for the years ended December 31, 2006 and 2005 (unaudited and in thousands, except per common share data).

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$48,198	$50,528	$54,436	$58,549
Operating income	13,402	16,863	18,998	19,836
Income from
continuing operations	3,134	6,289	7,414	8,759
Net income	14,847	6,289	7,414	8,759

Basic earnings per share
Income from
continuing operations	$.06	$.16	$.20	$.24
Net income	.45	.16	.20	.24

Diluted earnings per share
Income from
continuing operations	$.06	$.16	$.19	$.23
Net income	.44	.16	.19	.23

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$46,965	$47,577	$50,593	$53,626
Operating income	15,469	18,480	19,538	20,524
Income (loss) from
continuing operations	662	3,154	4,120	(1,364)
Net income (loss)	(2,929)	3,480	4,413	125

Basic earnings per share
Income (loss) from
continuing operations	$(.12)	$.12	$.15	$(.06)
Net income (loss)	(.11)	.13	.16	(.01)

Diluted earnings per share
Income (loss) from
continuing operations	$(.12)	$.11	$.14	$(.06)
Net income (loss)	(.11)	.13	.15	(.01)

(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2006 (In thousands)
Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/06 (1)
Outlet Center Name	Location	Encum-brances (4)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings Improve-ments & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$ ---	$ 3,281	$ 12,533	$ ---	$5,884	$3,281	$18,417	$21,698	$8,354	1995	(2)
Blowing Rock	Blowing Rock, NC	---	1,963	9,424	---	3,861	1,963	13,285	15,248	4,154	1997 (3)	(2)
Boaz	Boaz, AL	---	616	2,195	---	2,288	616	4,483	5,099	3,101	1988	(2)
Branson	Branson, MO	---	4,407	25,040	---	7,532	4,407	32,572	36,979	16,527	1994	(2)
Charleston	Charleston, SC	---	10,353	48,877	---	---	10,353	48,877	59,230	609	2006	(2)
Commerce I	Commerce, GA	---	755	3,511	492	12,223	1,247	15,734	16,981	8,099	1989	(2)
Commerce II	Commerce, GA	---	1,262	14,046	541	23,263	1,803	37,309	39,112	14,939	1995	(2)
Foley	Foley, AL	30,882	4,400	82,410	693	17,693	5,093	100,103	105,196	9,318	2003 (3)	(2)
Gonzales	Gonzales, LA	---	679	15,895	---	6,994	679	22,889	23,568	13,974	1992	(2)
Hilton Head	Blufton, SC	17,713	9,900	41,504	469	4,233	10,369	45,737	56,106	5,289	2003 (3)	(2)
Howell	Howell, MI	---	2,250	35,250	---	2,865	2,250	38,115	40,365	5,593	2002 (3)	(2)
Kittery-I	Kittery, ME	---	1,242	2,961	229	1,600	1,471	4,561	6,032	3,411	1986	(2)
Kittery-II	Kittery, ME	---	1,450	1,835	---	726	1,450	2,561	4,011	1,646	1989	(2)
Lancaster	Lancaster, PA	---	3,691	19,907	---	13,161	3,691	33,068	36,759	15,907	1994 (3)	(2)
Lincoln City	Lincoln City, OR	9,971	6,500	28,673	268	2,618	6,768	31,291	38,059	3,528	2003 (3)	(2)
Locust Grove	Locust Grove, GA	---	2,558	11,801	---	16,443	2,558	28,244	30,802	11,018	1994	(2)
Myrtle Beach 501	Myrtle Beach, SC	21,926	10,236	57,094	---	9,007	10,236	66,101	76,337	6,792	2003 (3)	(2)
Nags Head	Nags Head, NC	---	1,853	6,679	---	3,702	1,853	10,381	12,234	3,401	1997 (3)	(2)
Park City	Park City, UT	12,066	6,900	33,597	343	8,275	7,243	41,872	49,115	4,035	2003 (3)	(2)
Pittsburgh	Washington, PA		5,563	12,188	---	---	5,563	12,188	17,751	---	Under Const.	---
Rehoboth	Rehoboth Beach, DE	37,765	20,600	74,209	1,876	19,432	22,476	93,641	116,117	8,441	2003 (3)	(2)
Riverhead	Riverhead, NY	---	---	36,374	6,152	76,140	6,152	112,514	118,666	44,221	1993	(2)
San Marcos	San Marcos, TX	---	1,801	9,440	16	41,757	1,817	51,197	53,014	19,243	1993	(2)
Sanibel	Sanibel, FL	---	4,916	23,196	---	8,877	4,916	32,073	36,989	8,345	1998 (3)	(2)
Sevierville	Sevierville, TN	---	---	18,495	---	34,614	---	53,109	53,109	16,227	1997 (3)	(2)
Seymour	Seymour, IN	---	1,084	1,891	---	---	1,084	1,891	2,975	1,403	1994	(2)
Terrell	Terrell, TX	---	523	13,432	---	7,813	523	21,245	21,768	11,002	1994	(2)
Tilton	Tilton, NH	12,459	1,800	24,838	30	4,299	1,830	29,137	30,967	2,874	2003 (3)	(2)
Tuscola	Tuscola, IL	19,350	1,600	15,428	43	601	1,643	16,029	17,672	2,009	2003 (3)	(2)
West Branch	West Branch, MI	---	319	3,428	120	8,411	439	11,839	12,278	5,599	1991	(2)
Westbrook	Westbrook, CT	14,338	6,264	26,991	4,233	2,085	10,497	29,076	39,573	3,227	2003 (3)	(2)
Williamsburg	Williamsburg, IA	---	706	6,781	716	14,834	1,422	21,615	23,037	13,086	1991	(2)
		$ 176,470	$119,472	$719,923	$16,221	$361,231	$135,693	$1,081,154	$1,216,847	$275,372
(1)  Aggregate cost for federal income tax purposes is approximately $985,961. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(2) The Company generally uses estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term.
(3) Represents year acquired.
(4) Excludes net mortgage premium of $3,441.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2006
(In Thousands)

The changes in total real estate for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Balance, beginning of year	$1,152,866	$1,077,393	$1,078,553
Acquisition of real estate	---	47,369	---
Improvements	87,045	45,684	23,420
Dispositions and assets held for sale	(23,064)	(17,580)	(24,580)
Balance, end of year	$1,216,847	$1,152,866	$1,077,393

The changes in accumulated depreciation for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Balance, beginning of year	$253,765	$224,622	$192,698
Depreciation for the period	40,440	38,137	38,968
Dispositions and assets held for sale	(18,833)	(8,994)	(7,044)
Balance, end of year	$275,372	$253,765	$224,622