Form 10-Q
period 2007-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2007-05-03
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
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

31,284,461 Common Shares,
$.01 par value, outstanding as of April 30, 2007

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of March 31, 2007 and December 31, 2006	3
Consolidated Statements of Operations -
for the three months ended March 31, 2007 and 2006	4
Consolidated Statements of Cash Flows -
for the three months ended March 31, 2007 and 2006	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS:
Rental property
Land	$130,137	$130,137
Buildings, improvements and fixtures	1,071,691	1,068,070
Construction in progress	23,944	18,640
	1,225,772	1,216,847
Accumulated depreciation	(287,720)	(275,372)
Rental property, net	938,052	941,475
Cash and cash equivalents	3,273	8,453
Investments in unconsolidated joint ventures	14,052	14,451
Deferred charges, net	52,312	55,089
Other assets	21,149	21,409
Total assets	$1,028,838	$1,040,877
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $815 and
$832, respectively)	$498,685	$498,668
Mortgages payable (including a debt premium
of $2,857 and $3,441, respectively)	178,363	179,911
	677,048	678,579
Construction trade payables	22,266	23,504
Accounts payable and accrued expenses	25,680	25,094
Total liabilities	724,994	727,177
Commitments
Minority interest in operating partnership	37,193	39,024
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at March 31, 2007 and
December 31, 2006	75,000	75,000
Common shares, $.01 par value, 50,000,000 shares
authorized, 31,260,161 and 31,041,336 shares issued
and outstanding at March 31, 2007 and December 31,
2006, respectively	313	310
Paid in capital	347,933	346,361
Distributions in excess of net income	(158,902)	(150,223)
Accumulated other comprehensive income	2,307	3,228
Total shareholders’ equity	266,651	274,676
Total liabilities, minority interest and shareholders’ equity	$1,028,838	$1,040,877

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006

Revenues
Base rentals	$35,227	$32,965
Percentage rentals	1,468	1,158
Expense reimbursements	15,045	12,720
Other income	1,501	1,355
Total revenues	53,241	48,198

Expenses
Property operating	17,005	14,765
General and administrative	4,277	4,081
Depreciation and amortization	18,487	15,950
Total expenses	39,769	34,796
Operating income	13,472	13,402
Interest expense	10,056	10,034
Income before equity in earnings of unconsolidated joint
ventures, minority interest and discontinued operations	3,416	3,368
Equity in earnings of unconsolidated joint ventures	235	147
Minority interest in operating partnership	(370)	(381)
Income from continuing operations	3,281	3,134
Discontinued operations, net of minority interest	---	11,713
Net income	3,281	14,847
Preferred share dividends	(1,406)	(1,215)
Net income available to common shareholders	$1,875	$13,632

Basic earnings per common share:
Income from continuing operations	$.06	$.06
Net income	$.06	$.45

Diluted earnings per common share:
Income from continuing operations	$.06	$.06
Net income	$.06	$.44

Dividends paid per common share	$.3400	$.3225

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

OPERATING ACTIVITIES
Net income	$3,281	$14,847
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	18,487	16,066
Amortization of deferred financing costs	418	298
Equity in earnings of unconsolidated joint ventures	(235)	(147)
Minority interest in operating partnership
(including discontinued operations)	370	2,709
Compensation expense related to restricted shares
and options granted	831	481
Amortization of debt premiums and discount, net	(630)	(612)
Gain on sale of outparcels	---	(110)
Gain on sale of real estate	---	(13,833)
Distributions received from unconsolidated joint ventures	525	525
Net accretion of market rent rate adjustment	(364)	(458)
Straight-line base rent adjustment	(714)	(464)
Increase (decrease) due to changes in:
Other assets	2,922	(895)
Accounts payable and accrued expenses	(2,221)	(2,207)
Net cash provided by operating activities	22,670	16,200
INVESTING ACTIVITIES
Additions to rental property	(14,855)	(14,619)
Additions to investments in unconsolidated joint ventures	---	(2,020)
Additions to deferred lease costs	(647)	(873)
Net proceeds from sale of real estate	---	7,236
Net cash used in investing activities	(15,502)	(10,276)
FINANCING ACTIVITIES
Cash dividends paid	(11,960)	(10,962)
Distributions to minority interest in operating partnership	(2,063)	(1,956)
Proceeds from sale of preferred shares	---	19,499
Net proceeds from debt issuances	4,850	51,050
Repayments of debt	(5,814)	(64,728)
Proceeds from tax incentive financing	1,851	---
Additions to deferred financing costs	---	(77)
Proceeds from exercise of options	788	473
Net cash used in financing activities	(12,348)	(6,701)
Net decrease in cash and cash equivalents	(5,180)	(777)
Cash and cash equivalents, beginning of period	8,453	2,930
Cash and cash equivalents, end of period	$3,273	$2,153

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers. As of March 31, 2007, we owned 30 outlet centers with a total gross leasable area, or GLA, of approximately 8.4 million square feet. These factory outlet centers were 95% occupied. We also owned a 50% interest in each of two outlet centers with a GLA of approximately 667,000 square feet and managed for a fee two outlet centers with a GLA of approximately 229,000 square feet.

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

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 balance sheet data was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of the Pittsburgh, Pennsylvania site land for $4.8 million. Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as qualifying expenditures during construction of the center are incurred. As of March 31, 2007, we have received approximately $2.4 million for qualifying expenditures. We currently expect to open the first phase of the center, approximately 308,000 square feet, during the second quarter of 2008.

Expansions at Existing Centers

During 2007, we plan to expand four centers by a combined 140,000 square feet. These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire. These expansions are projected to be open during the first quarter of 2008.

Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $24.4 million at March 31, 2007. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2007 and 2006 amounted to $254,000 and $475,000, respectively.

Change in Accounting Estimate

During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama. As a part of this plan, approximately 40,000 square feet of GLA will be relocated within the property. The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life has been accounted for as a change in accounting estimate. Approximately 16,750 square feet of GLA was demolished as of March 31, 2007 with the remainder to be demolished during the second and third quarters. Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $3.4 million, net of minority interest of approximately $700,000, and income from continuing operations per share and net income per share by $.11 per share for the three months ended March 31, 2007.  The amount of buildings, fixtures and improvements related to the demolition which was fully depreciated and written off during the three months ended March 31, 2007 totaled $2.7 million.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of March 31, 2007 and December 31, 2006 aggregated $14.1 million and $14.5 million, respectively. We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions. Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to TWMB Associates, LLC, or TWMB, and Tanger Wisconsin Dells, LLC, or Tanger Wisconsin Dells. The following management, leasing, marketing and development fees were recognized from services provided to TWMB and Tanger Wisconsin Dells during the quarters ended March 31, 2007 and 2006 (in thousands):

	Three months
	Ended March 31,
	2007	2006
Fee:
Management	$ 120	$ 78
Leasing	25	3
Marketing	29	18
Development	---	97
Total Fees	$ 174	$ 196

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

Tanger Wisconsin Dells, LLC

In March 2005, we established the Tanger Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, Tanger Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of March 31, 2007 was approximately $28.9 million.

Deer Park Enterprise, LLC

In October 2003, we established the Deer Park Enterprise, LLC joint venture, or Deer Park, to develop a shopping center in Deer Park, New York. As of March 31, 2007, Deer Park had completed the demolition of existing buildings and parking lots located at the site. Site work has begun on the initial phase that will contain approximately 688,000 square feet of GLA including a sixteen screen cinema, a 32,000 square foot fitness center and a mix of luxury and upscale outlet stores.

In September 2006, Deer Park closed on an initial construction loan of up to $43.2 million with Bank of America which was subsequently increased to $50.0 million and incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The construction loan balance as of March 31, 2007 was approximately $38.8 million.  The loan was originally schedule to mature in April 2007 but has been extended to June 4, 2007. By that date, Deer Park intends to have financing for the construction of the balance of the project in-place with a construction loan of approximately $280.0 million.

Condensed combined summary unaudited financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of March 31, 2007	As of December 31, 2006
Assets:
Investment properties at cost, net	$ 74,017	$ 74,253
Construction in progress	44,049	38,449
Cash and cash equivalents	3,260	6,539
Deferred charges, net	2,294	2,824
Other assets	16,663	15,239
Total assets	$140,283	$ 137,304
Liabilities and Owners’ Equity:
Mortgages payable	$ 103,444	$ 100,138
Construction trade payables	1,283	2,734
Accounts payable and other liabilities	4,696	2,767
Total liabilities	109,423	105,639
Owners’ equity	30,860	31,665
Total liabilities and owners’ equity	$140,283	$ 137,304

Summary Statement of Operations	For the three months ended
- Unconsolidated Joint Ventures	March 31, 2007	March 31, 2006

Revenues	$ 4,636	$ 2,657

Expenses:
Property operating	1,764	1,030
General and administrative	42	7
Depreciation and amortization	1,357	786
Total expenses	3,163	1,823
Operating income	1.473	834
Interest expense	1,056	569
Net income	$ 417	$ 265

Tanger Factory Outlet Centers, Inc’s share of:
Net income	$ 235	$ 147
Depreciation (real estate related)	$ 654	$ 379

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

	Three Months Ended
Summary Statements of Operations - Disposed			March 31,
Properties Included in Discontinued Operations	2007		2006
Revenues:
Base rentals	$	---	$448
Percentage rentals		---	6
Expense reimbursements		---	219
Other income		---	14
Total revenues		---	687
Expenses:
Property operating		---	360
General and administrative		---	3
Depreciation and amortization		---	116
Total expenses		---	479
Discontinued operations before gain on sale of real estate		---	208
Gain on sale of real estate included in
discontinued operations		---	13,833
Discontinued operations before minority interest		---	14,041
Minority interest		---	(2,328)
Discontinued operations	$	---	$11,713

2006 Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three months ended March 31, 2006. No outparcels were sold in the 2007 period. (in thousands, except number of outparcels):

2006
Number of outparcels	2
Net proceeds	$626
Gains on sales included in other income	$110

6.	Other Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Net income	$3,281	$14,847
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,
net of minority interest of $(11) and $(10)	(53)	(50)
Change in fair value of treasury rate locks,
net of minority interest of $(157) and $879	(798)	4,424
Change in fair value of our portion of TWMB cash
flow hedge, net of minority interest of $(14) and $43	(70)	215
Other comprehensive income (loss)	(921)	4,589
Total comprehensive income	$2,360	$19,436

7. Share-Based Compensation

During the first quarter of 2007, the Board of Directors approved the grant of 170,000 restricted common shares to the independent directors and our officers. The independent directors’ restricted common shares vest ratably over a three year period. The officer restricted common shares vest ratably over a five year period.  The grant date fair value of the awards, or $42.31 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company’s Incentive Award Plan. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.  For the three month periods ended March 31, 2007 and 2006, we recognized approximately $831,000 and $481,000, respectively, in share-based payment compensation.

8.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

	Three months ended March 31
	2007	2006
NUMERATOR:
Income from continuing operations	$3,281	$3,134
Less applicable preferred share dividends	(1,406)	(1,215)
Income from continuing operations available
to common shareholders	1,875	1,919
Discontinued operations	---	11,713
Net income available to common shareholders	$1,875	$13,632
DENOMINATOR:
Basic weighted average common shares	30,743	30,531
Effect of exchangeable notes	421	----
Effect of outstanding options	248	246
Effect of unvested restricted share awards	137	84
Diluted weighted average common shares	31,549	30,861

Basic earnings per common share:
Income from continuing operations	$.06	$.06
Discontinued operations	---	.39
Net income	$.06	$.45

Diluted earnings per common share:
Income from continuing operations	$.06	$.06
Discontinued operations	---	.38
Net income	$.06	$.44

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

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. No options were excluded from the computations for the three months ended March 31, 2007 and 2006, respectively. The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method. A total of 76,000 restricted shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2007. All restricted shares issued were included in the computation of diluted weighted average common shares outstanding as of March 31, 2006. If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

9.	Derivatives

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end. All of our derivatives have been designated as cash flow hedges. Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement. At March 31, 2007, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$516,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(729,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap (1)	$35,000,000	4.59%	March 2010	$244,000
(1) Amount represents fair value at TWMB Associates, LLC, in which we have a 50% ownership interest.

10. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2007 and 2006 amounted to $22.3 million and $14.2 million, respectively. For the three months ended March 31, 2006, other assets includes a receivable from the sale of the North Branch, Minnesota center. The transaction closed on March 31, 2006 and the net proceeds of approximately $14.2 million were received on April 3, 2006.

11. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. We had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged. The tax years 2003 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2007 with the three months ended March 31, 2006. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors listed there through March 31, 2007.

General Overview

At March 31, 2007, our consolidated portfolio included 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet of gross leaseable area, or GLA, compared to 29 wholly owned outlet centers in 21 states totaling 8.0 million square feet of GLA at March 31, 2006. The changes in the number of centers and GLA are due to the following events:
	No. of Centers	GLA (000’s)	States
As of March 31, 2006	29	8,030	21
New development:
Charleston, South Carolina	1	352	---
Demolition:
Foley, Alabama	---	(17)	---
Other	---	7	---
As of March 31, 2007	30	8,372	21

The table set forth below summarizes certain information with respect to our existing outlet centers in which we have an ownership interest or manage as of March 31, 2007.

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, New York (1)	729,315	97
Rehoboth Beach, Delaware (1)	568,926	98
Foley, Alabama	540,343	96
San Marcos, Texas	442,510	98
Myrtle Beach Hwy 501, South Carolina	426,417	94
Sevierville, Tennessee (1)	419,038	98
Hilton Head, South Carolina	393,094	85
Charleston, South Carolina	352,260	90
Commerce II, Georgia	347,025	94
Howell, Michigan	324,631	99
Park City, Utah	300,602	99
Locust Grove, Georgia	293,868	94
Westbrook, Connecticut	291,051	93
Branson, Missouri	277,883	98
Williamsburg, Iowa	277,230	95
Lincoln City, Oregon	270,280	99
Tuscola, Illinois	256,514	69
Lancaster, Pennsylvania	255,152	99
Gonzales, Louisiana	243,499	98
Tilton, New Hampshire	227,849	96
Fort Meyers, Florida	198,950	97
Commerce I, Georgia	185,750	90
Terrell, Texas	177,490	98
West Branch, Michigan	112,120	87
Barstow, California	109,600	100
Blowing Rock, North Carolina	104,280	97
Nags Head, North Carolina	82,178	100
Boaz, Alabama	79,575	92
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	94
Totals	8,371,743	95 (2)

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, South Carolina (1)	401,992
Wisconsin Dells, Wisconsin	264,929

Managed Properties
North Branch, Minnesota	134,480
Pigeon Forge, Tennessee	94,694

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Excludes the occupancy rate at our Charleston, South Carolina center which opened during the third quarter of 2006 and has not yet stabilized.

The table set forth below summarizes certain information as of March 31, 2007 related to GLA and debt with respect to our wholly owned existing outlet centers which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of March 31, 2007	Interest Rate	Maturity Date
Capmark
Rehoboth Beach, Delaware	568,926
Foley, Alabama	540,343
Myrtle Beach Hwy 501, South Carolina	426,417
Hilton Head, South Carolina	393,094
Park City, Utah	300,602
Westbrook, Connecticut	291,051
Lincoln City, Oregon	270,280
Tuscola, Illinois	256,514
Tilton, New Hampshire	227,849
		$175,506	6.590%	7/10/2008
Net debt premium		2,857
Totals	3,275,076	$178,363

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Base rentals increased $2.3 million, or 7%, in the 2007 period compared to the 2006 period. Our overall occupancy rates were comparable from period to period at 95%. Approximately $1.5 million of the increase was due to the August 2006 opening of our new center in Charleston, South Carolina. Our base rental income increased $0.8 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. During the 2007 period, we executed 245 leases totaling 1.1 million square feet at an average increase of 20.6%. This compares to our execution of 280 leases totaling 1.2 million square feet at an average increase of 13.5% during the 2006 period.
The values of the above and below market leases, recorded when operating properties are acquired, are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. For the 2007 period, we recorded $364,000 of additional rental income for the net amortization of acquired lease values compared with $458,000 of additional rental income for the 2006 period. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $310,000 or 27%. Reported same-space sales per square foot for the rolling twelve months ended March 31, 2007 were $344 per square foot. This represents a 5% increase compared to the same period in 2006. Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates. Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 86% in the 2007 and 2006 periods, respectively.

Property operating expenses increased $2.2 million, or 15%, in the 2007 period as compared to the 2006 period. The increase is due primarily to the incremental operating costs at our Charleston, South Carolina outlet center in the 2007 period. In addition in the first quarter of 2007, we incurred higher snow removal costs at our northeastern properties and we have experienced a significant increase in property insurance costs as a result of higher policy rates at the time of our last renewal during August 2006.

General and administrative expenses increased $196,000, or 5%, in the 2007 period as compared to the 2006 period. The increase is primarily due to a full quarter effect of the restricted shares issued in late February 2006 and additional restricted shares issued in late February 2007. As a percentage of total revenues, general and administrative expenses were 8% in both the 2007 and 2006 periods, respectively.

Depreciation and amortization increased $2.5 million, or 16%, in the 2007 period compared to the 2006 period. During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama. As a part of this plan, approximately 40,000 square feet of GLA will be relocated within the property. The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life has been accounted for as a change in accounting estimate. Approximately 16,750 square feet of GLA was demolished as of March 31, 2007 with the remainder to be demolished during the second and third quarters. Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $3.4 million, net of minority interest of approximately $700,000, and income from continuing operations per share and net income per share by $.11 per share for the three months ended March 31, 2007.  The amount of buildings, fixtures and improvements related to the demolition which was fully depreciated and written off during the three months ended March 31, 2007 totaled $2.7 million.

Discontinued operations includes the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota centers. No sales of real estate occurred in the 2007 period. The following table summarizes the results of operations and gains on sale of real estate for the 2006 period:

Summary of discontinued operations
Operating income from discontinued operations	$208
Gain on sale of real estate	13,833
Income from discontinued operations	14,041
Minority interest in discontinued operations	(2,328)
Discontinued operations, net of minority interest	$11,713

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.7 million and $16.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase in net cash provided by operating activities is due primarily to higher operating cash flow from the addition of the Charleston, South Carolina center in August 2006 and higher renewal and re-tenant rates throughout our portfolio. Net cash used in investing activities was $15.5 million and $10.3 million during the first three months of 2007 and 2006, respectively. Proceeds received from the sale of our Pigeon Forge, Tennessee outlet center offset by additional investments in unconsolidated joint ventures caused net cash used in investing activities in the 2006 period to be lower than the 2007 period . Net cash used in financing activities was $12.3 million and $6.7 million during the first three months of 2007 and 2006, respectively. Net cash used in financing was lower in 2006 due to the net proceeds of $19.5 million from the sale of 800,000 preferred shares, a significant portion of which was used to repay amounts outstanding on our unsecured lines of credit.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of the Pittsburgh, Pennsylvania site land for $4.8 million. Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as qualifying expenditures during construction of the center are incurred. As of March 31, 2007, we have received approximately $2.4 million for qualifying expenditures. We currently expect to open the first phase of the center, approximately 308,000 square feet, during the second quarter of 2008.

Mebane, North Carolina

We currently have an option for a new development site located in Mebane, North Carolina on the highly traveled Interstate 40/85 corridor, which sees over 83,000 cars daily. The site is located halfway between the Research Triangle Park area of Raleigh, Durham, and Chapel Hill, and the Triad area of Greensboro, High Point and Winston-Salem. During the option period we will be analyzing the viability of the site and determine whether to proceed with the development of a center at this location.

Expansions at Existing Centers

During 2007, we plan to expand four centers by a combined 140,000 square feet. These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire. These expansions are projected to be open during the first quarter of 2008.

Commitments to complete construction of the new development and other capital expenditure requirements amounted to approximately $24.4 million at March 31, 2007. Commitments for construction represent only those costs contractually required to be paid by us.

UNCONSOLIDATED JOINT VENTURES

We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
TWMB Associates, LLC	50%	Myrtle Beach, South Carolina
Tanger Wisconsin Dells, LLC	50%	Wisconsin Dells, Wisconsin
Deer Park Enterprise, LLC	33%	Deer Park, New York

Tanger Wisconsin Dells, LLC

In March 2005, we established the Tanger Wisconsin Dells, LLC, or Tanger Wisconsin Dells, joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, Tanger Wisconsin Dells closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009. The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%. The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner. The construction loan balance as of March 31, 2007 was approximately $28.9 million.

Deer Park Enterprise, LLC

In October 2003, we established the Deer Park Enterprise, LLC joint venture, or Deer Park, to develop a shopping center in Deer Park, New York. As of March 31, 2007, Deer Park had completed the demolition of existing buildings and parking lots located at the site. Site work has begun on the initial phase that will contain approximately 688,000 square feet of GLA including a sixteen screen cinema, a 32,000 square foot fitness center and a mix of luxury and upscale outlet stores.

In September 2006, Deer Park closed on an initial construction loan of up to $43.2 million with Bank of America which was subsequently increased to $50.0 million and incurs interest at a floating interest rate equal to LIBOR plus 2.00% and is collateralized by the property as well as joint and several guarantees by all three venture partners. The construction loan balance as of March 31, 2007 was approximately $38.8 million.  The loan was originally schedule to mature in April 2007 but has been extended to June 4, 2007. By that date, Deer Park intends to have financing for the construction of the balance of the project in-place with a construction loan of approximately $280.0 million.

Financing Arrangements

At March 31, 2007, approximately 74% of our outstanding long-term debt represented unsecured borrowings and approximately 57% of the gross book value of our real estate portfolio was unencumbered. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2007 and 2006 was 6.50% and 6.82%, respectively.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $200 million at March 31, 2007. All of our lines of credit have maturity dates of June 2009 or later. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2007.

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

On April 12, 2007, our Board of Directors declared a $.36 cash dividend per common share payable on May 15, 2007 to each shareholder of record on April 30, 2007, and caused a $.72 per Operating Partnership unit cash distribution to be paid to the Operating Partnership’s minority interest. The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on May 15, 2007 to holders of record on April 30, 2007.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $30.25 million construction loan obtained by Tanger Wisconsin Dells during the first quarter of 2006. We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which currently has a balance of $38.8 million. See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees. Our pro-rata portion of the TWMB Associates, LLC, or TWMB, mortgage secured by the center is $17.9 million.  We are not required to provide a guarantee of the TWMB mortgage.

Critical Accounting Policies and Estimates

Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2007.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of each of the TWMB and Tanger Wisconsin Dells joint ventures. TWMB and Tanger Wisconsin Dells pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint venture. The following management, leasing, marketing and development fees were recognized from services provided to TWMB and Tanger Wisconsin Dells during the quarters ended March 31, 2007 and 2006 (in thousands):

	Three months
	Ended March 31,
	2007	2006
Fee:
Management	$ 120	$ 78
Leasing	25	3
Marketing	29	18
Development	---	97
Total Fees	$ 174	$ 196

Tanger Family Limited Partnership, or TFLP, is a related party which holds a limited partnership interest in, and is the minority owner of, the Operating Partnership. Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of TFLP. The only material related party transaction with TFLP is the payment of quarterly distributions of earnings which were $2.1 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. The company had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged. The tax years 2003 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

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

Below is a reconciliation of FFO to net income for the three months ended March 31, 2007 and 2006 as well as other data for those respective periods (in thousands):

Funds From Operations Reconciliation	2007		2006
Net income	$3,281	$$	14,847
Adjusted for:
Minority interest in operating partnership	370		381
Minority interest, depreciation and amortization
attributable to discontinued operations	---		2,444
Depreciation and amortization uniquely significant to
real estate - consolidated	18,412		15,885
Depreciation and amortization uniquely significant to
real estate - unconsolidated joint ventures	654		379
Gain on sale of real estate	---		(13,833)
Funds from operations (FFO) (1)	22,717		20,103
Preferred share dividends	(1,406)		(1,215)
Funds from operations available to common shareholders	$21,311	$$	18,888
Weighted average shares outstanding (2)	37,616		36,928

(1)	The three months ended March 31, 2006 includes gains on sales of outparcels of land of $110.
(2)
Includes the dilutive effect of share and unit options, restricted share awards and exchangeable notes and assumes the partnership units of the Operating Partnership held by the minority interest are converted to common shares of the Company.

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

During 2007, we have approximately 1,550,000 square feet, or 19% of our portfolio, coming up for renewal. If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2007, we have renewed approximately 734,000 square feet, or 47% of the square feet scheduled to expire in 2007. The existing tenants have renewed at an average base rental rate approximately 13% higher than the expiring rate. We also re-tenanted approximately 321,000 square feet of vacant space during the first three months of 2007 at a 37% increase in the average base rental rate from that which was previously charged. Our factory outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounted for more than 5.5% of our combined base and percentage rental revenues for the three months ended March 31, 2007. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of March 31, 2007 and 2006, our centers were 95% occupied. Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified. While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2007, we would have paid approximately $213,000 if we terminated the agreements. If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay an additional $15.6 million to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At March 31, 2007, TWMB would have received approximately $244,000 if the agreement was terminated. If the LIBOR index decreased 1% and we were to terminate the agreement, we would have to pay $757,000 to do so. The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity. TWMB does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset in TWMB’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our total long-term debt at March 31, 2007 was $709.8 million and its recorded value was $677.0 million. A 1% increase or decrease from prevailing interest rates at March 31, 2007 would result in a corresponding decrease or increase in fair value of total long-term debt by approximately $43.0 million. Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of March 31, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$516,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$(729,000)

TWMB, ASSOCIATES, LLC
LIBOR Interest Rate Swap (1)	$35,000,000	4.59%	March 2010	$244,000
(1) Amount represents fair value at TWMB Associates, LLC, in which we have a 50% ownership interest.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

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

TANGER FACTORY OUTLET CENTERS, INC.

By: /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: May 3, 2007

Exhibit Index

Exhibit No.  Description
__________________________________________________________________________________

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