Form 10-Q
period 2007-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2007-08-03
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
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

31,304,701 shares of Common Stock,
$.01 par value, outstanding as of July 30, 2007

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of June 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations -
for the three and six months ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1.Legal Proceedings	28

Item 1A. Risk Factors	28

Item 4.Submission of Matters to a Vote of Security Holders	28

Item 6.Exhibits	29

Signatures	30

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS:
Rental property
Land	$130,138	$130,137
Building, improvement and fixtures	1,074,260	1,068,070
Construction in progress	39,728	18,640
	1,244,126	1,216,847
Accumulated depreciation	(296,319)	(275,372)
Rental property, net	947,807	941,475
Cash and cash equivalents	1,223	8,453
Investments in unconsolidated joint ventures	14,324	14,451
Deferred charges, net	49,795	55,089
Other assets	28,904	21,409
Total assets	$1,042,053	$1,040,877
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $796 and
$832, respectively)	$498,704	$498,668
Mortgages payable (including a debt premium
of $2,260 and $3,441, respectively)	176,850	179,911
Unsecured lines of credit	7,900	---
	683,454	678,579
Construction trade payables	27,840	23,504
Accounts payable and accrued expenses	26,656	25,094
Total liabilities	737,950	727,177
Commitments
Minority interest in operating partnership	37,191	39,024
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at June 30, 2007 and
December 31, 2006	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 31,304,701 and 31,041,336 shares issued
and outstanding at June 30, 2007 and December 31,
2006, respectively	313	310
Paid in capital	349,599	346,361
Distributions in excess of net income	(165,139)	(150,223)
Accumulated other comprehensive income	7,139	3,228
Total shareholders’ equity	266,912	274,676
Total liabilities, minority interest, and shareholders’ equity	$1,042,053	$1,040,877

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Base rentals	$36,456	$33,879	$71,683	$66,844
Percentage rentals	1,662	1,398	3,130	2,556
Expense reimbursements	15,798	13,747	30,843	26,467
Other income	1,596	1,504	3,097	2,859
Total revenues	55,512	50,528	108,753	98,726

Expenses
Property operating	17,916	15,995	34,921	30,760
General and administrative	4,907	4,077	9,184	8,158
Depreciation and amortization	15,539	13,593	34,026	29,543
Total expenses	38,362	33,665	78,131	68,461
Operating income	17,150	16,863	30,622	30,265
Interest expense	10,072	9,890	20,128	19,924
Income before equity in earnings of
unconsolidated joint ventures, minority
interest and discontinued operations	7,078	6,973	10,494	10,341
Equity in earnings of unconsolidated
joint ventures	334	285	569	432
Minority interest in operating partnership	(987)	(969)	(1,357)	(1,350)
Income from continuing operations	6,425	6,289	9,706	9,423
Discontinued operations, net of
minority interest	---	---	---	11,713
Net income	6,425	6,289	9,706	21,136
Preferred share dividends	(1,407)	(1,406)	(2,813)	(2,621)
Net income available to common
shareholders	$5,018	$4,883	$6,893	$18,515

Basic earnings per common share
Income from continuing operations	$.16	$.16	$.22	$.22
Net income	$.16	$.16	$.22	$.61

Diluted earnings per common share
Income from continuing operations	$.16	$.16	$.22	$.22
Net income	$.16	$.16	$.22	$.60

Dividends paid per common share	$.3600	$.3400	$.7000	$.6625

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2007	2006

OPERATING ACTIVITIES
Net income	$9,706	$21,136
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	34,026	29,659
Amortization of deferred financing costs	835	596
Equity in earnings of unconsolidated joint ventures	(569)	(432)
Operating partnership minority interest
(including discontinued operations)	1,357	3,678
Compensation expense related to restricted shares
and options granted	1,889	1,141
Amortization of debt premiums and discount, net	(1,274)	(1,236)
Gain on sales of outparcels	---	(225)
Gain on sales of real estate	---	(13,833)
Distributions received from unconsolidated joint ventures	1,250	1,250
Net accretion of market rent rate adjustment	(600)	(806)
Straight-line base rent adjustment	(1,553)	(1,065)
Increase (decrease) due to changes in:
Other assets	(6,697)	(1,663)
Accounts payable and accrued expenses	4,491	(1,546)
Net cash provided by operating activities	42,861	36,654
INVESTING ACTIVITIES
Additions to rental property	(29,316)	(37,361)
Additions to investments in unconsolidated joint ventures	---	(2,020)
Additions to deferred lease costs	(1,490)	(1,678)
Net proceeds from sale of real estate	---	21,091
Net cash used in investing activities	(30,806)	(19,968)
FINANCING ACTIVITIES
Cash dividends paid	(24,622)	(22,895)
Distributions to operating partnership minority interest	(4,245)	(4,019)
Proceeds from sale of preferred shares	---	19,445
Proceeds from debt issuances	23,900	106,550
Repayments of debt	(17,880)	(118,433)
Proceeds from tax incentive financing	1,926	---
Additions to deferred financing costs	(1)	(94)
Proceeds from exercise of options	1,637	1,615
Net cash used in financing activities	(19,285)	(17,831)
Net decrease in cash and cash equivalents	(7,230)	(1,145)
Cash and cash equivalents, beginning of period	8,453	2,930
Cash and cash equivalents, end of period	$1,223	$1,785

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  As of June 30, 2007, we owned 30 outlet centers with a total gross leasable area, or GLA, of approximately 8.4 million square feet.  These factory outlet centers were 97% occupied. We also owned a 50% interest in each of two outlet centers with a GLA of approximately 667,000 square feet and managed for a fee two outlet centers with a GLA of approximately 229,000 square feet.

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

We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner.  The Tanger LP Trust holds a limited partnership interest.  The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of Tanger Family Limited Partnership.

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

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as we incur qualifying expenditures during construction of the center.  As of June 30, 2007, we have received approximately $2.4 million for qualifying expenditures.  We currently expect to open the first phase of the center, approximately 308,000 square feet of GLA, during the third quarter of 2008.  Upon completion of the project, the center will total approximately 418,000 square feet of GLA.

Expansions at Existing Centers

During 2007, we are expanding four centers by a combined 140,000 square feet.  These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire.  These expansions are projected to be open during the first quarter of 2008.

Commitments to complete construction of the new development, the expansions and other capital expenditure requirements amounted to approximately $28.4 million at June 30, 2007.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2007 and 2006 amounted to $300,000 and $722,000, respectively, and for the six months ended June 30, 2007 and 2006 amounted to $554,000 and $1.2 million, respectively.

Change in Accounting Estimate

During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate.  Approximately 34,700 square feet of GLA was demolished as of June 30, 2007 with the remainder to be demolished during the third quarter.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $1.1 million, net of minority interest of approximately $200,000, and approximately $4.5 million, net of minority interest of approximately $900,000, for the three and six months ended June 30, 2007, respectively.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.03 and $.14 per share for the three and six months ended June 30, 2007, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of June 30, 2007 and December 31, 2006 aggregated $14.3 million and $14.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
Myrtle Beach Hwy 17	50%	Myrtle Beach, South Carolina
Wisconsin Dells	50%	Wisconsin Dells, Wisconsin
Deer Park	33%	Deer Park, New York

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management, leasing, marketing and development fees were recognized from services provided during the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Fee:
Management	$136	$78	$256	$156
Leasing	(2)	25	23	29
Marketing	28	9	57	9
Development	---	65	---	162
Total Fees	$162	$177	$336	$356

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets – Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of June 30, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop a shopping center in Deer Park, New York. As of June 30, 2007, the joint venture completed the demolition of existing buildings and parking lots located at the site.  Construction has begun on the initial phase that will contain approximately 685,000 square feet of GLA including a sixteen screen cinema, a 32,000 square foot fitness center and a mix of luxury and upscale outlet stores.  We currently expect to open the first phase of the center during the third quarter of 2008.  Upon completion of the project, the shopping center will contain over approximately 800,000 square feet of GLA.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to LIBOR plus 1.23%.  The balance as of June 30, 2007 was $51.2 million and is originally scheduled to mature in May 2010 with a one year extension option at that date.  The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts beginning July 1, 2007 that will total $121.0 million by November 1, 2008.  The contracts expire on June 1, 2009.  These swaps will effectively change the rate of interest on $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  See footnote 9, Derivatives, for further discussion relating to these interest rate swap agreements.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of June 30, 2007	As of December 31, 2006
Assets
Investment properties at cost, net	$ 73,272	$ 74,253
Construction in progress	55,487	38,449
Cash and cash equivalents	4,899	6,539
Deferred charges, net	2,733	2,824
Other assets	8,843	15,239
Total assets	$ 145,234	$ 137,304
Liabilities and Owners’ Equity
Mortgages payable	$ 112,292	$ 100,138
Construction trade payables	1,423	2,734
Accounts payable and other liabilities	1,571	2,767
Total liabilities	115,286	105,639
Owners’ equity	29,948	31,665
Total liabilities and owners’ equity	$ 145,234	$ 137,304

	Three Months		Six Months
	Ended		Ended
Summary Statements of Operations -	June 30,		June 30,
Unconsolidated Joint Ventures	2007	2006	2007	2006

Revenues	$ 4,780	$ 3,171	$ 9,416	$ 5,828

Expenses
Property operating	1,596	1,202	3,360	2,232
General and administrative	117	66	159	73
Depreciation and amortization	1,409	788	2,766	1,574
Total expenses	3,122	2,056	6,825	3,879
Operating income	1,658	1,115	3,131	1,949
Interest expense	1,061	578	2,117	1,147
Net income	$ 597	$ 537	$ 1,014	$ 802

Tanger’s share of:
Net income	$ 334	$ 285	$ 569	$ 432
Depreciation (real estate related)	679	379	1,334	758

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

	Three Months		Six Months
Summary Statements of Operations -	Ended		Ended
Disposed Properties Included in	June 30,		June 30,
Discontinued Operations	2007	2006	2007	2006
Revenues:
Base rentals	$ ---	$ ---	$ ---	$ 448
Percentage rentals	---	---	---	6
Expense reimbursements	---	---	---	219
Other income	---	---	---	14
Total revenues	---	---	---	687
Expenses:	---	---	---
Property operating	---	---	---	360
General and administrative	---	---	---	3
Depreciation and amortization	---	---	---	116
Total expenses	---	---	---	479
Discontinued operations before gain on sale of
real estate	---	---	---	208
Gain on sale of real estate included in
discontinued operations	---	---	---	13,833
Discontinued operations before minority interest	---	---	---	14,041
Minority interest	---	---	---	(2,328)
Discontinued operations	$ ---	$ ---	$ ---	$ 11,713

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations.  Cost is allocated to the outparcels based on the relative market value method.  Below is a summary of outparcel sales that we completed during the three and six months ended June 30, 2007 and 2006, respectively (in thousands, except number of outparcels):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of outparcels	---	1	---	3
Net proceeds	---	$238	---	$863
Gains on sales included in other income	---	$115	---	$225

6.	Other Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$6,425	$6,289	$9,706	$21,136
Other comprehensive income:
Reclassification adjustment for amortization of gain
on settlement of US treasury rate lock included
in net income, net of minority interest of $(10),
$(10), $(21) and $(20)	(54)	(51)	(107)	(101)

Change in fair value of treasury rate locks, net of
minority interest of $955, $303, $798 and $1,182	4,853	1,535	4,055	5,959

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges,
net of minority interest of $7, $29, $(7) and $72	33	149	(37)	364
Other comprehensive income	4,832	1,633	3,911	6,222
Total comprehensive income	$11,257	$7,922	$13,617	$27,358

7.	Share-Based Compensation

During the first quarter of 2007, our Board of Directors approved the grant of 170,000 restricted common shares to the independent directors and our officers. The independent directors' restricted common shares vest ratably over a three year period. The officers’ restricted common shares vest ratably over a five year period.  The grant date fair value of the awards, or $42.31 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company's Incentive Award Plan. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded share based compensation expense for the three and six month periods ended June 30, 2007 and 2006, respectively as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restricted shares	$ 1,003	$ 603	$ 1,787	$ 1,027
Options	55	58	102	114
Total share based compensation	$ 1,058	$ 661	$ 1,889	$ 1,141

8.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator
Income from continuing operations	$6,425	$6,289	$9,706	$9,423
Less applicable preferred share dividends	(1,407)	(1,406)	(2,813)	(2,621)
Income from continuing operations available to
common shareholders	5,018	4,883	6,893	6,802
Discontinued operations	---	---	---	11,713
Net income available to common shareholders	$5,018	$4,883	$6,893	$18,515
Denominator
Basic weighted average common shares	30,824	30,593	30,784	30,562
Effect of exchangeable notes	381	---	381	---
Effect of outstanding options	215	220	231	233
Effect of unvested restricted share awards	127	102	141	94
Diluted weighted average common shares	31,547	30,915	31,537	30,889

Basic earnings per common share
Income from continuing operations	$.16	$.16	$.22	$.22
Discontinued operations	---	---	---	.39
Net income	$.16	$.16	$.22	$.61

Diluted earnings per common share
Income from continuing operations	$.16	$.16	$.22	$.22
Discontinued operations	---	---	---	.38
Net income	$.16	$.16	$.22	$.60

The exchangeable notes of $149.5 million are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the initial exchange rate of $36.1198 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and six months ended June 30, 2007 and 2006, respectively.  The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.  A total of 160,000 restricted shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and six months ended June 30, 2007.  All restricted shares issued were included in the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2006.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

9.	Derivatives

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At June 30, 2007, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,415,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$2,182,000

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$ (230,000)
LIBOR Interest Rate Swap (2)	---	5.34%	June 2009	$ (186,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$35,000,000	4.59%	March 2010	$ 599,000

(1) Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(2) Derivative is a forward starting interest rate swap agreement with escalating notional amounts beginning July 1, 2007 that will total $121.0 million by November 1, 2008.   Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3) Amount represents fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

10. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of June 30, 2007 and 2006 amounted to $27.8 million and $22.4 million, respectively.

11.	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS Statement No. 115,” or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  FAS 159 becomes effective for us on January 1, 2008.  Management is currently evaluating the potential impact of FAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for us on January 1, 2008.  The adoption of FAS 157 is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. We had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged subsequent to the adoption. The tax years 2003 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes to the risk factors listed there through June 30, 2007.

General Overview

At June 30, 2007, our consolidated portfolio included 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet compared to 29 wholly owned outlet centers in 21 states totaling 8.0 million square feet at June 30, 2006.  The changes in the number of outlet centers and gross leasable area, or GLA, are due to the following events:

	No. of Centers	GLA (000’s)	States
As of June 30, 2006	29	8,029	21
New development:
Charleston, South Carolina	1	352	---
Demolition:
Foley, Alabama	---	(35)	---
Other	---	8	---
As of June 30, 2007	30	8,354	21

The table set forth below summarizes certain information with respect to our existing outlet centers in which we have an ownership interest or manage as of June 30, 2007.

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, New York (1)	729,315	99
Rehoboth Beach, Delaware (1)	568,926	99
Foley, Alabama	522,419	98
San Marcos, Texas	442,510	99
Myrtle Beach Hwy 501, South Carolina	426,417	97
Sevierville, Tennessee (1)	419,038	99
Hilton Head, South Carolina	393,094	88
Charleston, South Carolina	352,260	93
Commerce II, Georgia	347,025	96
Howell, Michigan	324,631	99
Park City, Utah	300,602	100
Locust Grove, Georgia	293,868	95
Westbrook, Connecticut	291,051	94
Branson, Missouri	277,883	100
Williamsburg, Iowa	277,230	98
Lincoln City, Oregon	270,280	96
Tuscola, Illinois	256,514	72
Lancaster, Pennsylvania	255,152	99
Gonzales, Louisiana	243,499	100
Tilton, New Hampshire	227,849	99
Fort Meyers, Florida	198,950	96
Commerce I, Georgia	185,750	90
Terrell, Texas	177,490	100
West Branch, Michigan	112,120	100
Barstow, California	109,600	100
Blowing Rock, North Carolina	104,280	99
Nags Head, North Carolina	82,178	100
Boaz, Alabama	79,575	96
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	94
Totals	8,353,819	97(2)

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, South Carolina (1)	401,992
Wisconsin Dells, Wisconsin	264,929

Managed Properties
North Branch, Minnesota	134,480
Pigeon Forge, Tennessee	94,694

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Excludes the occupancy rate at our Charleston, South Carolina outlet center which opened during the third quarter of 2006 and has not yet stabilized.

The table set forth below summarizes certain information as of June 30, 2007 related to GLA and debt with respect to our wholly owned existing outlet centers which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of June 30,2007	Interest Rate	Maturity Date
Capmark
Rehoboth Beach, Delaware	568,926
Foley, Alabama	522,419
Myrtle Beach Hwy 501, South Carolina	426,417
Hilton Head, South Carolina	393,094
Park City, Utah	300,602
Westbrook, Connecticut	291,051
Lincoln City, Oregon	270,280
Tuscola, Illinois	256,514
Tilton, New Hampshire	227,849
		$174,590	6.590%	7/10/2008
Net debt premium		2,260
Totals	3,257,152	$176,850

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

Base rentals increased $2.6 million, or 8%, in the 2007 period compared to the 2006 period.  Our overall occupancy rates were comparable from period to period at 96.6% and 96.2%, respectively.  Approximately $1.6 million of the increase was due to the August 2006 opening of our new center in Charleston, South Carolina.  Our base rental income increased $1.1 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2007 period, we executed 93 leases totaling 394,000 square feet at an average increase of 24.8% in base rental rates.  This compares to our execution of 113 leases totaling 466,000 square feet at an average increase of 21.9% in base rental rates during the 2006 period.

The values of the above and below market leases, recorded when operating properties are acquired, are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  For the 2007 period, we recorded $236,000 of additional rental income for the net amortization of acquired lease values compared with $348,000 of additional rental income for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $264,000 or 19%.  Reported same-space sales per square foot for the rolling twelve months ended June 30, 2007 were $340 per square foot.  This represents a 3% increase compared to the same period in 2006.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 86% in the 2007 and 2006 periods, respectively.  The increase in expense reimbursements expressed as a percentage of property operating expense is due to a decrease in miscellaneous non-reimbursable expenses during the 2007 period such as franchise and excise taxes.

Property operating expenses increased $1.9 million, or 12%, in the 2007 period as compared to the 2006 period.  The increase is due primarily to the incremental operating costs at our Charleston, South Carolina outlet center in the 2007 period.  Also in the 2007 period, we incurred higher snow removal costs at our northeastern properties and we have experienced a significant increase in property insurance costs as a result of higher policy rates at the time of our last renewal in August 2006.

General and administrative expenses increased $830,000, or 20%, in the 2007 period as compared to the 2006 period.  The increase is primarily due to additional restricted shares issued in late February 2007.  As a percentage of total revenues, general and administrative expenses were 9% and 8%, respectively in the 2007 and 2006 periods.

Depreciation and amortization increased $1.9 million, or 14%, in the 2007 period compared to the 2006 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate.  Approximately 17,900 additional square feet of GLA was demolished during the second quarter of 2007 with the remainder to be demolished during the third quarter.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $1.1 million, net of minority interest of approximately $200,000, for the three months ended June 30, 2007.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.03 for the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Base rentals increased $4.8 million, or 7%, in the 2007 period compared to the 2006 period.  Our overall occupancy rates were comparable from period to period at 96.6% and 96.2%, respectively.  Approximately $3.1 million of the increase was due to the August 2006 opening of our new center in Charleston, South Carolina.  Our base rental income increased $2.1 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2007 period, we executed 338 leases totaling 1.4 million square feet at an average increase of 21.6% in base rental rates.  This compares to our execution of 393 leases totaling 1.6 million square feet at an average increase of 15.8% in base rental rates during the 2006 period.

The values of the above and below market leases, recorded when operating properties are acquired, are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  For the 2007 period, we recorded $600,000 of additional rental income for the net amortization of acquired lease values compared with $806,000 of additional rental income for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 86% in the 2007 and 2006 periods, respectively.  The increase in expense reimbursements expressed as a percentage of property operating expense is due to a decrease in miscellaneous non-reimbursable expenses during the 2007 period such as franchise and excise taxes.

Property operating expenses increased $4.2 million, or 14%, in the 2007 period as compared to the 2006 period.  The increase is due primarily to the incremental operating costs at our Charleston, South Carolina outlet center in the 2007 period.  In addition, in the first quarter of 2007, we incurred higher snow removal costs at our northeastern properties and we have experienced a significant increase in property insurance costs as a result of higher policy rates at the time of our last renewal during August 2006.

General and administrative expenses increased $1.0 million, or 13%, in the 2007 period as compared to the 2006 period.  The increase is primarily due to restricted shares issued in late February 2007 and February 2006.  As a percentage of total revenues, general and administrative expenses were 8% in both the 2007 and 2006 periods, respectively.

Depreciation and amortization increased $4.5 million, or 15%, in the 2007 period compared to the 2006 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate.  Approximately 34,700 square feet of GLA was demolished as of June 30, 2007 with the remainder to be demolished during the third quarter.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $4.5 million, net of minority interest of approximately $900,000, for the six months ended June 30, 2007.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.14 per share for the six months ended June 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $42.9 million and $36.7 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in cash provided by operating activities is due primarily to higher operating cash flow from the addition of the Charleston, South Carolina center in August 2006 and higher renewal and re-tenant rates throughout our portfolio.  Net cash used in investing activities was $30.8 million and $20.0 million during the first six months of 2007 and 2006, respectively.  Both periods included significant construction activities for new projects, Charleston, SC in 2006 and Pittsburgh, Pennsylvania in 2007; however, in the 2006 period we received the proceeds from the sale of our Pigeon Forge, Tennessee outlet center which lowered the overall cash usage for investing activities.  Net cash used in financing activities was $19.3 million and $17.8 million during the first six months of 2007 and 2006, respectively.  Net cash used in financing was lower in 2006 due to the net proceeds of $19.4 million from the sale of 800,000 preferred shares, a significant portion of which was used to repay amounts outstanding on our unsecured lines of credit.  This factor was offset by tax incentive proceeds received related to our Pittsburgh, PA project for the six months ended June 30, 2007 of $1.9 million.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as we incur qualifying expenditures during construction of the center.  As of June 30, 2007, we have received approximately $2.4 million for qualifying expenditures.  We currently expect to open the first phase of the center, approximately 308,000 square feet of GLA, during the third quarter of 2008.  Upon completion of the project, the center will total approximately 418,000 square feet of GLA.

Potential Future Developments

We currently have an option for a new development site located in Mebane, North Carolina on the highly traveled Interstate 40/85 corridor, which sees over 83,000 cars daily.  The site is located halfway between the Research Triangle Park area of Raleigh, Durham, and Chapel Hill, and the Triad area of Greensboro, High Point and Winston-Salem.  During the option period we will be analyzing the viability of the site and determining whether to proceed with the development of a center at this location.

We have also started the initial pre-development and leasing for two additional sites.  These sites are located in Burlington, New Jersey at Exit 47 on Interstate I-295 and Port St. Lucie, Florida at Exit 118 on Interstate I-95.  At this time, we are in the initial study periods on these potential new locations.  As such, there can be no assurance that any of these sites will ultimately be developed.

Expansions at Existing Centers

During 2007, we are expanding four centers by a combined 140,000 square feet.  These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire.  These expansions are projected to be open during the first quarter of 2008.

Commitments to complete construction of the new development, the expansions and other capital expenditure requirements amounted to approximately $28.4 million at June 30, 2007.  Commitments for construction represent only those costs contractually required to be paid by us.

UNCONSOLIDATED JOINT VENTURES

We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
Myrtle Beach Hwy 17	50%	Myrtle Beach, South Carolina
Wisconsin Dells	50%	Wisconsin Dells, Wisconsin
Deer Park	33%	Deer Park, New York

Wisconsin Dells

In March 2005, we established the Tanger Wisconsin joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.25 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of June 30, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop a shopping center in Deer Park, New York. As of June 30, 2007, the joint venture completed the demolition of existing buildings and parking lots located at the site.  Construction has begun on the initial phase that will contain approximately 685,000 square feet of GLA including a sixteen screen cinema, a 32,000 square foot fitness center and a mix of luxury and upscale outlet stores.  We currently expect to open the first phase of the center during the third quarter of 2008.  Upon completion of the project, the shopping center will contain over approximately 800,000 square feet of GLA.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to LIBOR plus 1.23%.  The balance as of June 30, 2007 was $51.2 million and is originally scheduled to mature in May 2010 with a one year extension option at that date.  The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts beginning July 1, 2007 that will total $121.0 million by November 1, 2008.  The contracts expire on June 1, 2009.  These swaps will effectively change the rate of interest on $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  See Item 1, footnote 9, Derivatives, for further discussion relating to these interest rate swap agreements.

Financing Arrangements

At June 30, 2007, approximately 74% of our outstanding long-term debt represented unsecured borrowings and approximately 57% of the gross book value of our real estate portfolio was unencumbered.  The average interest rate, including loan cost amortization, on average debt outstanding was 6.58% and 6.91% for the three months ended and 6.55% and 6.85% for the six months ended June 30, 2007 and 2006, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests.  At the 2007 Annual Shareholders’ Meeting, we increased our authorized common shares from 50 million to 150 million and added four additional classes of preferred shares with an authorized amount of four million shares each.  During the third quarter of 2006, we updated our shelf registration as a well known seasoned issuer where we will be able to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $200 million at June 30, 2007.  As of June 30, 2007 we had $7.9 million outstanding on these lines of credit.  All of our unsecured lines of credit have maturity dates of June 2009 or later.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2007.

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

On July 12, 2007, our Board of Directors declared a $.36 cash dividend per common share payable on August 15, 2007 to each shareholder of record on July 31, 2007, and caused a $.72 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on August 15, 2007 to holders of record on July 31, 2007.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $25.3 million construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006.  We are also a party to a joint and several guarantee with respect to the loan obtained by the Deer Park joint venture which currently has a balance of $51.2 million.  See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 joint venture mortgage collateralized by the outlet center is $17.9 million. We are not required to provide a guarantee for this mortgage.

Critical Accounting Policies and Estimates

Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2007.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services.  During the three and six months ended June 30, 2007 and 2006, we recognized the following fees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Fee:
Management	$136	$78	$256	$156
Leasing	(2)	25	23	29
Marketing	28	9	57	9
Development	---	65	---	162
Total Fees	$162	$177	$336	$356

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is its sole general partner.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $4.2 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS Statement No. 115,” or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option).  FAS 159 becomes effective for us on January 1, 2008.  Management is currently evaluating the potential impact of FAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  FAS 157 becomes effective for us on January 1, 2008.  The adoption of FAS 157 is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. We had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged subsequent to the adoption. The tax years 2003 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Funds From Operations

Funds from Operations, or FFO, represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude historical cost depreciation of real estate as required by Generally Accepted Accounting Principles, or GAAP, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

Below is a reconciliation of FFO to net income for the three and six months ended June 30, 2007 and 2006 as well as other data for those respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
FUNDS FROM OPERATIONS
Net income	$6,425	$6,289	$9,706	$21,136
Adjusted for:
Minority interest in operating partnership	987	969	1,357	1,350
Minority interest, depreciation and amortization
attributable to discontinued operations	---	---	---	2,444
Depreciation and amortization uniquely significant to
real estate – consolidated	15,461	13,526	33,873	29,411
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	680	379	1,334	758
(Gain) loss on sale of real estate	---	---	---	(13,833)
Funds from operations (FFO) (1)	23,553	21,163	46,270	41,226
Preferred share dividends	(1,407)	(1,406)	(2,813)	(2,621)
Funds from operations available to common
shareholders	$22,146	$19,757	$43,457	$38,645
Weighted average shares outstanding (2)	37,614	36,982	37,604	36,956

(1)	The three months ended June 30, 2006 includes gains on sales of outparcels of land of $115. The six months ended June 30 2006 includes gains on sales of outparcels of land of $225.
(2)
Includes the dilutive effect of options, restricted share awards and exchangeable notes and assumes the partnership units of the Operating Partnership held by the minority interest are converted to common shares of the Company.

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

During 2007, we have approximately 1,554,000 square feet, or 19% of our portfolio, coming up for renewal.  If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2007, we have renewed approximately 1,020,000 square feet, or 66% of the square feet scheduled to expire in 2007.  The existing tenants have renewed at an average base rental rate approximately 14% higher than the expiring rate.  We also re-tenanted approximately 429,000 square feet of vacant space during the first six months of 2006 at a 40% increase in the average base rental rate from that which was previously charged.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks.  No one tenant (including affiliates) accounted for more than 5.6% of our combined base and percentage rental revenues for the three or six months ended June 30, 2007.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

Our centers were 96.6% and 96.2% occupied as of June 30, 2007 and 2006, respectively.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

Tanger Properties Limited Partnership

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At June 30, 2007, we would have received approximately $5.6 million if we terminated the agreements.  If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $10.0 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

Myrtle Beach Hwy 17

During March 2005, the Myrtle Beach Hwy 17 joint venture entered into an interest rate swap agreement with a notional amount of $35 million for five years to hedge floating rate debt on the permanent financing that was obtained in April 2005. Under this agreement, the joint venture receives a floating interest rate based on the 30 day LIBOR index and pays a fixed interest rate of 4.59%.  This swap effectively changes the rate of interest on $35 million of variable rate mortgage debt to a fixed rate debt of 5.99% for the contract period.

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement.  At June 30, 2007, the Myrtle Beach Hwy 17 joint venture would have received approximately $599,000 if the agreement was terminated.  If the LIBOR index decreased 1% and the joint venture were to terminate the agreement, it would have to pay $296,000 to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset on the joint venture’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

Deer Park

During June 2007, the Deer Park joint venture entered into two interest rate swap agreements to hedge the cash flows from the floating rate construction loan obtained in May 2007 to construct the outlet center in Deer Park, New York.  The first interest rate swap had a notional amount of $49 million.  The second interest rate swap agreement is a forward starting agreement with escalating notional amounts beginning July 1, 2007 that will total $121.0 million by November 1, 2008.  The contracts expire June 1, 2009.  These swaps will effectively change the rate of interest on $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At June 30, 2007, the Deer Park joint venture would have had to pay approximately $416,000 if the agreements were terminated.  If the LIBOR index decreased 1% and the Deer Park joint venture were to terminate the agreements, it would have to pay $2.5 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreements prior to their maturity. The fair value of these derivatives is currently recorded as a liability on the joint venture’s balance sheet; however, if held to maturity, the value of the swaps will be zero at that time.

The fair market value of long-term fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total long-term debt at June 30, 2007 was $693.2 million and its recorded value was $683.5 million.  A 1% increase or decrease from prevailing interest rates at June 30, 2007 would result in a corresponding decrease or increase in fair value of total long-term debt by approximately $40.0 million.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$3,415,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$2,182,000

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$ (230,000)
LIBOR Interest Rate Swap (2)	---	5.34%	June 2009	$ (186,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$35,000,000	4.59%	March 2010	$ 599,000

(1) Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(2) Derivative is a forward starting interest rate swap agreement with escalating notional amounts beginning July 1, 2007 that will total $121.0 million by November 1, 2008.   Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3) Amount represents fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2007 we held our Annual Meeting of Shareholders.  The meeting was adjourned and reconvened on May 30, 2007 in order to conclude the voting on the fourth matter described below.  The common shareholders voted on four matters and the Class C Preferred shareholders voted on one matter.  The first matter on which the common shareholders voted was the election of six directors to serve until the next Annual Meeting of Shareholders.  The results of the voting are as shown below:

Nominees	Votes For	Votes Withheld
Stanley K. Tanger	29,007,082	245,382
Steven B. Tanger	28,846,848	405,616
Jack Africk	25,227,373	4,025,091
William G. Benton	25,246,054	4,006,410
Thomas E. Robinson	27,428,879	1,823,585
Allan L. Schuman	25,255,830	3,996,634

The second matter on which the common shareholders voted was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent register public accounting firm for the fiscal year ending December 31, 2007.  The results of the voting are as shown below:

Votes For	Votes Against	Abstain
23,512,646	5,675,006	64,813

The third matter on which the common shareholders voted was a proposal by the directors to amend the Company’s articles of incorporation to increase the number of common shares authorized for issuance from 50 million to 150 million common shares.  The results of the voting are as shown below:

Votes For	Votes Against	Abstain
22,333,763	6,822,381	96,320

The fourth matter on which the common and Class C Preferred shareholders voted was a proposal by the directors to amend the Company’s articles of incorporation to create four new classes of preferred shares, each class having four million shares with a par value of $.01 per share and to increase the number of common shares authorized for issuance from 50 million to 150 million common shares.  The results of the voting are as shown below:
	Votes For	Votes Against	Abstain	Non-Votes
Common shareholders	14,021,098	10,822,559	104,113	4,347,995
Class C Preferred shareholders	812,525	623,426	72,322	---

Item 6.Exhibits

3.1E	Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:     /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: August 3, 2007

Exhibit Index

Exhibit No.                                           Description
__________________________________________________________________________________

3.1E	Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.