Form 10-Q
period 2007-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2007-11-08
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

31,317,401 shares of Common Stock,
$.01 par value, outstanding as of October 31, 2007

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations -
for the three and nine months ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows -
for the nine months ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	29

Part II. Other Information

Item 1.Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6.Exhibits	30

Signatures	30

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS:
Rental property
Land	$129,921	$130,137
Building, improvement and fixtures	1,074,310	1,068,070
Construction in progress	61,364	18,640
	1,265,595	1,216,847
Accumulated depreciation	(302,411)	(275,372)
Rental property, net	963,184	941,475
Cash and cash equivalents	2,434	8,453
Assets held for sale	2,052	---
Investments in unconsolidated joint ventures	11,908	14,451
Deferred charges, net	47,306	55,089
Other assets	26,563	21,409
Total assets	$1,053,447	$1,040,877
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $778 and
$832, respectively)	$498,722	$498,668
Mortgages payable (including a debt premium
of $1,654 and $3,441, respectively)	175,312	179,911
Unsecured lines of credit	23,300	---
	697,334	678,579
Construction trade payables	27,943	23,504
Accounts payable and accrued expenses	35,237	25,094
Total liabilities	760,514	727,177
Commitments
Minority interest in operating partnership	35,366	39,024
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at September 30, 2007 and
December 31, 2006	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 31,317,401 and 31,041,336 shares issued
and outstanding at September 30, 2007 and December 31,
2006, respectively	313	310
Paid in capital	350,701	346,361
Distributions in excess of net income	(169,419)	(150,223)
Accumulated other comprehensive income	972	3,228
Total shareholders’ equity	257,567	274,676
Total liabilities, minority interest and shareholders’ equity	$1,053,447	$1,040,877

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Base rentals	$37,207	$35,260	$108,614	$101,816
Percentage rentals	2,305	1,736	5,434	4,292
Expense reimbursements	16,719	14,866	47,496	41,271
Other income	2,155	2,400	5,243	5,248
Total revenues	58,386	54,262	166,787	152,627

Expenses
Property operating	19,158	17,616	53,893	48,183
General and administrative	4,916	4,147	14,096	12,304
Depreciation and amortization	14,941	13,531	48,870	42,978
Total expenses	39,015	35,294	116,859	103,465
Operating income	19,371	18,968	49,928	49,162
Interest expense	10,087	10,932	30,215	30,856
Income before equity in earnings of
unconsolidated joint ventures, minority
interest and discontinued operations	9,284	8,036	19,713	18,306
Equity in earnings of unconsolidated
joint ventures	461	539	1,030	971
Minority interest in operating partnership	(1,370)	(1,186)	(2,716)	(2,524)
Income from continuing operations	8,375	7,389	18,027	16,753
Discontinued operations, net of
minority interest	22	25	76	11,797
Net income	8,397	7,414	18,103	28,550
Preferred share dividends	(1,406)	(1,406)	(4,219)	(4,027)
Net income available to common
shareholders	$6,991	$6,008	$13,884	$24,523

Basic earnings per common share
Income from continuing operations	$.23	$.20	$.45	$.42
Net income	$.23	$.20	$.45	$.80

Diluted earnings per common share
Income from continuing operations	$.22	$.19	$.44	$.41
Net income	$.22	$.19	$.44	$.79

Dividends paid per common share	$.3600	$.3400	$1.0600	$1.0025

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006

OPERATING ACTIVITIES
Net income	$18,103	$28,550
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	49,015	43,237
Amortization of deferred financing costs	1,308	1,289
Equity in earnings of unconsolidated joint ventures	(1,030)	(971)
Operating partnership minority interest
(including discontinued operations)	2,731	4,869
Compensation expense related to restricted shares
and options granted	2,956	2,023
Amortization of debt premiums and discount, net	(1,927)	(1,870)
Gain on sales of outparcels	---	(402)
Gain on sales of real estate	---	(13,833)
Distributions received from unconsolidated joint ventures	2,135	1,775
Net accretion of market rent rate adjustment	(877)	(1,132)
Straight-line base rent adjustment	(2,306)	(1,698)
Increase (decrease) due to changes in:
Other assets	(3,850)	(7,523)
Accounts payable and accrued expenses	2,686	2,950
Net cash provided by operating activities	68,944	57,264
INVESTING ACTIVITIES
Additions to rental property	(58,432)	(51,408)
Additions to investments in unconsolidated joint ventures	---	(2,020)
Return of equity from unconsolidated joint ventures	1,281	---
Additions to deferred lease costs	(2,254)	(2,409)
Net proceeds from sale of real estate	---	21,378
Net cash used in investing activities	(59,405)	(34,459)
FINANCING ACTIVITIES
Cash dividends paid	(37,299)	(34,842)
Distributions to operating partnership minority interest	(6,432)	(6,082)
Proceeds from sale of preferred shares	---	19,445
Proceeds from debt issuances	92,400	279,175
Repayments of debt	(71,912)	(261,025)
Proceeds from tax incentive financing	5,813	---
Additions to deferred financing costs	---	(4,155)
Proceeds from exercise of options	1,872	1,946
Net cash used in financing activities	(15,558)	(5,538)
Net increase (decrease) in cash and cash equivalents	(6,019)	17,627
Cash and cash equivalents, beginning of period	8,453	2,930
Cash and cash equivalents, end of period	$2,434	$20,197

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  As of September 30, 2007, we owned 30 outlet centers with a total gross leasable area, or GLA, of approximately 8.4 million square feet.  These factory outlet centers were 97% occupied. We also owned a 50% interest in each of two outlet centers with a GLA of approximately 667,000 square feet and managed for a fee two outlet centers with a GLA of approximately 229,000 square feet.

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

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Intercompany balances and transactions have been eliminated in consolidation.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions.

3.	Development of Rental Properties

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as we incur qualifying expenditures during construction of the center.  As of September 30, 2007, we have received approximately $6.3 million for qualifying expenditures.  We currently expect to open the first phase of the center, approximately 370,000 square feet of GLA, during the third quarter of 2008.  Upon completion of the project, the center will total approximately 418,000 square feet of GLA.

Expansions at Existing Centers

During 2007, we are expanding four centers by a combined 140,000 square feet.  These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire.  These expansions are projected to begin opening during the fourth quarter of 2007 and first quarter of 2008.

Commitments to complete construction of the new development, the expansions and other capital expenditure requirements amounted to approximately $63.2 million at September 30, 2007.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2007 and 2006 amounted to $484,000 and $594,000, respectively, and for the nine months ended September 30, 2007 and 2006 amounted to $1.0 million and $1.8 million, respectively.

Change in Accounting Estimate

During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate.  During the third quarter, the remaining 7,500 square feet of GLA was demolished as scheduled.  Approximately 17,000 square feet of relocated GLA has opened as of September 30, 2007 with the remaining 25,000 square feet of GLA expected to open in the next two quarters.    Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $476,000, net of minority interest of approximately $93,000, and approximately $5.0 million, net of minority interest of approximately $977,000, for the three and nine months ended September 30, 2007, respectively.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.02 and $.16 per share for the three and nine months ended September 30, 2007, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of September 30, 2007 and December 31, 2006 aggregated $11.9 million and $14.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.   We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
Myrtle Beach Hwy 17	50%	Myrtle Beach, South Carolina
Wisconsin Dells	50%	Wisconsin Dells, Wisconsin
Deer Park	33%	Deer Park, New York

Our Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures are not variable interest entities.  Our Deer Park joint venture is a variable interest entity but we are not considered the primary beneficiary.  These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management, leasing, marketing and development fees were recognized from services provided during the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Fee:
Management	$132	$104	$388	$260
Leasing	5	167	28	196
Marketing	25	22	82	66
Development	---	151	---	313
Total Fees	$162	$444	$498	$835

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

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.3 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of September 30, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop a shopping center in Deer Park, New York. As of September 30, 2007, the joint venture completed the demolition of existing buildings and parking lots located at the site.  Construction has begun on the initial phase that will contain approximately 682,000 square feet of GLA including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Disney, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to open the first phase of the center during the third quarter of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet of GLA.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to LIBOR plus 1.23%.  The loan, which had a balance as of September 30, 2007 of $67.8 million, is originally scheduled to mature in May 2010 with a one year extension option at that date.  The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $7.3 million as of September 30, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  See footnote 9, Derivatives, for further discussion relating to these interest rate swap agreements.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of September 30, 2007	As of December 31, 2006
Assets
Investment properties at cost, net	$ 72,200	$ 74,253
Construction in progress	81,638	38,449
Cash and cash equivalents	4,109	6,539
Deferred charges, net	2,746	2,824
Other assets	9,305	15,239
Total assets	$ 169,998	$ 137,304
Liabilities and Owners’ Equity
Mortgages payable	$ 128,886	$ 100,138
Construction trade payables	14,128	2,734
Accounts payable and other liabilities	3,915	2,767
Total liabilities	146,929	105,639
Owners’ equity	23,069	31,665
Total liabilities and owners’ equity	$ 169,998	$ 137,304

	Three Months		Nine Months
	Ended		Ended
Summary Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2007	2006	2007	2006

Revenues	$ 4,949	$ 4,441	$ 14,365	$ 10,269

Expenses
Property operating	1,643	1,726	5,003	3,958
General and administrative	60	58	219	131
Depreciation and amortization	1,353	924	4,119	2,498
Total expenses	3,056	2,708	9,341	6,587
Operating income	1,893	1,733	5,024	3,682
Interest expense	1,025	700	3,142	1,847
Net income	$ 868	$ 1,033	$ 1,882	$ 1,835

Tanger’s share of:
Net income	$ 461	$ 539	$ 1,030	$ 971
Depreciation (real estate related)	651	444	1,985	1,202

5.  Disposition of Properties

2007 Transactions

In September 2007, we classified our property located in Boaz, Alabama as held for sale.  On October 1, 2007, we completed the sale of the property.  We received net proceeds of approximately $2.0 million and recorded a gain on sale of real estate of approximately $6,000.  As of September 30, 2007, the results of operations for the Boaz outlet center were reclassified to discontinued operations for all periods presented.

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

We continue to manage and lease the Pigeon Forge and North Branch properties for a fee. Based on the nature and amounts of the fees to be received, we have determined that our management relationship does not constitute a significant continuing involvement and therefore we have shown the results of operations and gain on sale of real estate as discontinued operations under the provisions of FAS 144. Below is a summary of the results of operations for the Boaz, Alabama; Pigeon Forge, Tennessee and North Branch, Minnesota properties for the periods presented in this Form 10-Q (in thousands):

	Three Months		Nine Months
Summary Statements of Operations -	Ended		Ended
Disposed Properties Included in	September 30,		September 30,
Discontinued Operations	2007	2006	2007	2006
Revenues:
Base rentals	$ 141	$ 143	$ 417	$ 879
Percentage rentals	---	---	1	6
Expense reimbursements	37	34	103	315
Other income	6	7	15	32
Total revenues	184	184	536	1,232
Expenses:
Property operating	105	107	291	660
General and administrative	5	---	9	4
Depreciation and amortization	48	47	145	259
Total expenses	158	154	445	923
Discontinued operations before gain on sale of
real estate	26	30	91	309
Gain on sale of real estate	---	---	---	13,833
Discontinued operations before minority interest	26	30	91	14,142
Minority interest	(4)	(5)	(15)	(2,345)
Discontinued operations	$ 22	$ 25	$ 76	$ 11,797

Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations.  Cost is allocated to the outparcels based on the relative market value method.  Below is a summary of outparcel sales that we completed during the three and nine months ended September 30, 2007 and 2006, respectively (in thousands, except number of outparcels):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of outparcels	---	1	---	4
Net proceeds	---	$287	---	$1,150
Gains on sales included in other income	---	$177	---	$402

6.	Other Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,397	$7,414	$18,103	$28,550
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain
on settlement of US treasury rate lock included
in net income, net of minority interest of $(11),
$(10), $(32) and $(30)	(55)	(52)	(162)	(153)

Change in fair value of treasury rate locks, net of
minority interest of $(1,069), $(1,239), $(271) and $(57)	(5,429)	(6,251)	(1,374)	(293)

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges, net
of minority interest of $(134), $(55), $(141) and $17	(681)	(278)	(718)	87
Other comprehensive income (loss)	(6,165)	(6,581)	(2,254)	(359)
Total comprehensive income	$2,232	$833	$15,849	$28,191

7.	Share-Based Compensation

During the first quarter of 2007, our Board of Directors approved the grant of 170,000 restricted common shares to the independent directors and certain of our officers. The independent directors' restricted common shares vest ratably over a three year period. The officers’ restricted common shares vest ratably over a five year period.  The grant date fair value of the awards, or $42.31 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company's Incentive Award Plan. Compensation expense is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded share based compensation expense for the three and nine month periods ended September 30, 2007 and 2006, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted shares	$ 1,014	$ 584	$ 2,801	$ 1,612
Options	53	296	155	411
Total share based compensation	$ 1,067	$ 880	$ 2,956	$ 2,023

8.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator
Income from continuing operations	$8,375	$7,389	$18,027	$16,753
Less applicable preferred share dividends	(1,406)	(1,406)	(4,219)	(4,027)
Income from continuing operations available to
common shareholders	6,969	5,983	13,808	12,726
Discontinued operations	22	25	76	11,797
Net income available to common shareholders	$6,991	$6,008	$13,884	$24,523
Denominator
Basic weighted average common shares	30,847	30,619	30,805	30,582
Effect of exchangeable notes	235	---	235	---
Effect of outstanding options	188	229	217	234
Effect of unvested restricted share awards	130	135	144	107
Diluted weighted average common shares	31,400	30,983	31,401	30,923

Basic earnings per common share
Income from continuing operations	$.23	$.20	$.45	$.42
Discontinued operations	---	---	---	.38
Net income	$.23	$.20	$.45	$.80

Diluted earnings per common share
Income from continuing operations	$.22	$.19	$.44	$.41
Discontinued operations	---	---	---	.38
Net income	$.22	$.19	$.44	$.79

Our $149.5 million of exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate, as adjusted, of $36.1023 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and nine months ended September 30, 2007 and 2006, respectively.  The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  A total of 160,000 restricted shares were excluded from the computation of diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2007.  All restricted shares issued were included in the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2006.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

9.	Derivatives

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At September 30, 2007, all of our derivatives were considered effective.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$226,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$ (1,127,000)

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$ (759,000)
LIBOR Interest Rate Swap (2)	$ 7,300,000	5.34%	June 2009	$ (1,162,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$35,000,000	4.59%	March 2010	$ (28,000)

(1) Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(2) Derivative is a forward starting interest rate swap agreement with escalating notional amounts totaling $7.3 million as of September 30, 2007.  Outstanding amounts under the agreement will total $121.0 million by November 1, 2008.   Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3) Amount represents fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

10. Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of September 30, 2007 and 2006 amounted to $27.9 million and $21.0 million, respectively.

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

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. We had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged subsequent to the adoption. The tax years 2004 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes to the risk factors listed there through September 30, 2007.

General Overview

At September 30, 2007, our consolidated portfolio included 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet compared to 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet at September 30, 2006.  The changes in the number of outlet centers and gross leasable area, or GLA, are due to the following events:

	No. of Centers	GLA (000’s)	States
As of September 30, 2006	30	8,389	21
Reconfiguration:
Foley, Alabama	---	(25)	---
Other	---	(1)	---
As of September 30, 2007	30	8,363	21

In September 2007, we classified our property located in Boaz, Alabama as held for sale.  On October 1, 2007, we completed the sale of the property.  We received net proceeds of approximately $2.0 million and recorded a gain on sale of real estate of approximately $6,000.  As of September 30, 2007, the results of operations for the Boaz outlet center were reclassified to discontinued operations for all periods presented.

The table set forth below summarizes certain information with respect to our existing outlet centers in which we have an ownership interest or manage as of September 30, 2007.

Location	GLA	%
Wholly Owned Properties	(sq. ft.)	Occupied
Riverhead, New York (1)	729,315	98
Rehoboth Beach, Delaware (1)	568,926	98
Foley, Alabama	531,869	99
San Marcos, Texas	442,510	99
Myrtle Beach Hwy 501, South Carolina	426,417	96
Sevierville, Tennessee (1)	419,038	99
Hilton Head, South Carolina	393,094	87
Charleston, South Carolina	352,315	94
Commerce II, Georgia	347,025	98
Howell, Michigan	324,631	99
Park City, Utah	300,602	100
Locust Grove, Georgia	293,868	100
Westbrook, Connecticut	291,051	99
Branson, Missouri	277,883	100
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,280	99
Tuscola, Illinois	256,514	77
Lancaster, Pennsylvania	255,152	100
Gonzales, Louisiana	243,499	100
Tilton, New Hampshire	227,849	100
Fort Meyers, Florida	198,950	96
Commerce I, Georgia	185,750	90
Terrell, Texas	177,490	100
West Branch, Michigan	112,120	100
Barstow, California	109,600	100
Blowing Rock, North Carolina	104,280	98
Nags Head, North Carolina	82,178	100
Boaz, Alabama	79,575	98
Kittery I, Maine	59,694	95
Kittery II, Maine	24,619	94
Totals	8,363,324	97(2)

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

The table set forth below summarizes certain information as of September 30, 2007 related to GLA and debt with respect to our wholly owned existing outlet centers which serve as collateral for existing mortgage loans.

Location	GLA (sq. ft.)	Mortgage Debt (000’s) as of September 30,2007	Interest Rate	Maturity Date
Capmark
Rehoboth Beach, Delaware	568,926
Foley, Alabama	531,869
Myrtle Beach Hwy 501, South Carolina	426,417
Hilton Head, South Carolina	393,094
Park City, Utah	300,602
Westbrook, Connecticut	291,051
Lincoln City, Oregon	270,280
Tuscola, Illinois	256,514
Tilton, New Hampshire	227,849
		$173,658	6.590%	7/10/2008
Net debt premium		1,654
Totals	3,266,602	$175,312

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Base rentals increased $1.9 million, or 6%, in the 2007 period compared to the 2006 period.  Approximately $770,000 of the increase was due to the August 2006 opening of our new center in Charleston, South Carolina.  Our base rental income increased $1.2 million due to increases in rental rates on lease renewals, incremental rents from re-tenanting vacant space and increases in occupancy rates from period to period from 96.0% to 97.3%.  During the 2007 period, we executed 76 leases totaling 277,000 square feet at an average increase of 23% in base rental rates.  This compares to our execution of 55 leases totaling 201,000 square feet at an average increase of 3% in base rental rates during the 2006 period.

The values of the above and below market leases, recorded when operating properties are acquired, are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  For the 2007 period, we recorded $277,000 of additional rental income for the net amortization of acquired lease values compared with $326,000 of additional rental income for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $569,000 or 33%.  The increase is due partially to the addition during the last twelve months of high volume tenants that have met their breakpoints.  Reported same-space sales per square foot for the rolling twelve months ended September 30, 2007 were $340 per square foot.  This represents a 1% increase compared to the same period in 2006.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 87% and 84% in the 2007 and 2006 periods, respectively.  The increase in expense reimbursements expressed as a percentage of property operating expense is due to an overall increase in occupancy rates and a decrease in miscellaneous non-reimbursable expenses during the 2007 period such as franchise and excise taxes.

Other income decreased $245,000, or 10%, in the 2007 period as compared to the 2006 period.  During the 2006 period we recorded a gain of $177,000 on the sale of an outparcel at our Terrell, Texas property.  There were no outparcel sales during the 2007 period.  Also, during the 2006 period we recognized significant leasing and development fees from our Tanger Wisconsin Dells joint venture.  These fees were significantly less in the 2007 period as the center has been in operation for one year.  These decreases were offset by increases in miscellaneous vending income.

Property operating expenses increased $1.5 million, or 9%, in the 2007 period as compared to the 2006 period.  The increase is due primarily to higher property taxes at our Charleston, SC center which was assessed at full value in the 2007 period.  In addition, several other centers’ property tax values have increased from the 2006 period.  We also experienced a significant increase in property insurance costs as a result of higher policy rates at the time of our last renewal in August 2006.

General and administrative expenses increased $769,000, or 19%, in the 2007 period as compared to the 2006 period.  The increase is primarily due to additional restricted shares issued in late February 2007.  As a percentage of total revenues, general and administrative expenses were 8% in both the 2007 and 2006 periods, respectively.

Depreciation and amortization increased $1.4 million, or 10%, in the 2007 period compared to the 2006 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate. During the third quarter, the remaining 7,500 square feet of GLA was demolished as scheduled.  Approximately 17,000 square feet of relocated GLA has opened as of September 30, 2007 with the remaining 25,000 square feet of GLA expected to open in the next two quarters.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $476,000, net of minority interest of approximately $93,000, for the three months ended September 30, 2007.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.02 for the three months ended September 30, 2007.

Interest expense decreased $845,000, or 8%, in the 2007 period compared to the 2006 period.  The 2006 period included $917,000 in prepayment premium and deferred loan cost write offs associated with the repayment in full of two mortgage loans totaling approximately $15.3 million with interest rates of 8.86%.  The average outstanding debt levels and average interest rates were similar for both periods.

Discontinued operations include the results of operations for our Boaz, Alabama outlet center which was reclassified as held for sale as of September 30, 2007.  The following table summarizes the results of operations for the 2007 and 2006 periods:

Summary of discontinued operations	2007	2006
Operating income from discontinued operations	$26	$30
Minority interest in discontinued operations	(4)	(5)
Discontinued operations, net of minority interest	$22	$25

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Base rentals increased $6.8 million, or 7%, in the 2007 period compared to the 2006 period.  Approximately $3.5 million of the increase was due to the August 2006 opening of our new center in Charleston, South Carolina.  Our base rental income increased $3.4 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2007 period, we executed 414 leases totaling 1.7 million square feet at an average increase of 22% in base rental rates.  This compares to our execution of 448 leases totaling 1.8 million square feet at an average increase of 14% in base rental rates during the 2006 period.

The values of the above and below market leases, recorded when operating properties are acquired, are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods.  For the 2007 period, we recorded $877,000 of additional rental income for the net amortization of acquired lease values compared with $1.1 million of additional rental income for the 2006 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.1 million or 27%.  The increase is due partially to the addition during the last twelve months of high volume tenants that have met their breakpoints.  Reported same-space sales per square foot for the rolling twelve months ended September 30, 2007 were $340 per square foot.  This represents a 1% increase compared to the same period in 2006.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

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

Property operating expenses increased $5.7 million, or 12%, in the 2007 period as compared to the 2006 period.  The increase is due primarily to the incremental operating costs at our Charleston, South Carolina outlet center in the 2007 period.  In addition, in the first quarter of 2007, we incurred higher snow removal costs at our northeastern properties and we have experienced a significant increase in property insurance costs as a result of higher policy rates at the time of our last renewal during August 2006.  Also, several outlet centers’ property tax values have increased from the 2006 period.

General and administrative expenses increased $1.8 million, or 15%, in the 2007 period as compared to the 2006 period.  The increase is primarily due to restricted shares issued in late February 2007 and February 2006.  As a percentage of total revenues, general and administrative expenses were 8% in both the 2007 and 2006 periods, respectively.

Depreciation and amortization increased $5.9 million, or 14%, in the 2007 period compared to the 2006 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 42,000 square feet of GLA will be relocated within the property.  The depreciable useful lives of the buildings to be demolished have been shortened to coincide with their demolition dates throughout the first three quarters of 2007 and the change in estimated useful life has been accounted for as a change in accounting estimate. During the third quarter, the remaining 7,500 square feet of GLA was demolished as scheduled.  Approximately 17,000 square feet of relocated GLA has opened as of September 30, 2007 with the remaining 25,000 square feet of GLA expected to open in the next two quarters.  Accelerated depreciation recognized related to the reconfiguration reduced income from continuing operations and net income by approximately $5.0 million, net of minority interest of approximately $977,000, for the nine months ended September 30, 2007.  The effect on income from continuing operations per diluted share and net income per diluted share was a decrease of $.16 for the nine months ended September 30, 2007.

Interest expense decreased $641,000, or 2%, in the 2007 period compared to the 2006 period.  The 2006 period included $917,000 in prepayment premium and deferred loan cost write offs associated with the repayment in full of two mortgage loans totaling approximately $15.3 million with interest rates of 8.86%.

Discontinued operations include the results of operations for our Boaz, Alabama outlet center which was reclassified as held for sale as of September 30, 2007, as well as the results of operations and gains on sales of real estate for our Pigeon Forge, Tennessee and North Branch, Minnesota outlet centers which were sold in 2006.  The following table summarizes the results of operations and gains on sale of real estate for the 2007 and 2006 periods:

Summary of discontinued operations	2007	2006
Operating income from discontinued operations	$91	$309
Gain on sale of real estate	---	13,833
Income from discontinued operations	91	14,142
Minority interest in discontinued operations	(15)	(2,345)
Discontinued operations, net of minority interest	$76	$11,797

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $68.9 million and $57.3 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in cash provided by operating activities is due primarily to higher operating cash flow from the addition of the Charleston, South Carolina center in August 2006 and higher renewal and re-tenant base rental rates throughout our portfolio.  Net cash used in investing activities was $59.4 million and $34.5 million during the first nine months of 2007 and 2006, respectively.  Both periods included significant construction activities for new projects with the Charleston, South Carolina outlet center constructed in 2006 and the Pittsburgh, Pennsylvania outlet center under construction in 2007.  However, in the 2006 period we received the proceeds from the sale of our Pigeon Forge, Tennessee outlet center which lowered the overall cash usage for investing activities.  Net cash used in financing activities was $15.6 million and $5.5 million during the first nine months of 2007 and 2006, respectively.  Both periods include significant cash dividends and minority interest distributions, amounting to $43.7 million in 2007 and $40.9 million in 2006.The 2006 period included net proceeds of $19.4 million from the sale of 800,000 preferred shares, a significant portion of which was used to repay amounts outstanding on our unsecured lines of credit.  Tax incentive proceeds received related to our Pittsburgh, Pennsylvania project for the nine months ended September 30, 2007 of $5.8 million further reduced our 2007 cash outflows from financing activities.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Pittsburgh, Pennsylvania

During the fourth quarter of 2006, we closed on the acquisition of our development site located south of Pittsburgh, Pennsylvania in Washington County for $4.8 million.  Tax incentive financing bonds have been issued, with net proceeds of approximately $16.8 million expected to be received by us as we incur qualifying expenditures during construction of the center.  As of September 30, 2007, we have received approximately $6.3 million for qualifying expenditures.  We currently expect to open the first phase of the center, approximately 370,000 square feet of GLA, during the third quarter of 2008.  Upon completion of the project, the center will total approximately 418,000 square feet of GLA.

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

We have also started the initial pre-development and leasing for a site we have under control in Port St. Lucie, Florida at Exit 118 on Interstate I-95.  Approximately 64,000 cars travel by this site each day .  Port St. Lucie is one of Florida’s fastest growing cities and is located less than 50 miles north of Palm Beach.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that either of these sites will ultimately be developed.  During the third quarter of 2007 we put on hold our plans to develop a center in Burlington, New Jersey due to numerous development and site access issues.

Expansions at Existing Centers

During 2007, we are expanding four centers by a combined 140,000 square feet.  These centers are located in Barstow, California; Branson, Missouri; Gonzales, Louisiana and Tilton, New Hampshire.  These expansions are projected to begin opening during the fourth quarter of 2007 and first quarter of 2008.

Commitments to complete construction of the new development, the expansions and other capital expenditure requirements amounted to approximately $63.2 million at September 30, 2007.  Commitments for construction represent only those costs contractually required to be paid by us.

UNCONSOLIDATED JOINT VENTURES

We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Project Location
Myrtle Beach Hwy 17	50%	Myrtle Beach, South Carolina
Wisconsin Dells	50%	Wisconsin Dells, Wisconsin
Deer Park	33%	Deer Park, New York

Wisconsin Dells

In March 2005, we established the Tanger Wisconsin joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin.  The 264,900 square foot center opened in August 2006. In February 2006, in conjunction with the construction of the center, the Wisconsin Dells joint venture closed on a construction loan in the amount of $30.3 million with Wells Fargo Bank, NA due in February 2009.  The construction loan is repayable on an interest only basis with interest floating based on the 30, 60 or 90 day LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.  During the second quarter of 2007, the Wisconsin Dells joint venture received $5.0 million in tax incentive financing proceeds which were used to repay amounts outstanding on the construction loan.  The construction loan balance as of September 30, 2007 was approximately $25.3 million.

Deer Park

In October 2003, we established the Deer Park joint venture to develop a shopping center in Deer Park, New York. As of September 30, 2007, the joint venture completed the demolition of existing buildings and parking lots located at the site.  Construction has begun on the initial phase that will contain approximately 682,000 square feet of GLA including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Disney, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to open the first phase of the center during the third quarter of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet of GLA.

In May 2007, the joint venture closed on a $284 million construction loan for the project arranged by Bank of America with a weighted average interest rate of LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to LIBOR plus 1.23%.  The loan, which had a balance as of September 30, 2007 of $67.8 million, is originally scheduled to mature in May 2010 with a one year extension option at that date.  The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $7.3 million as of September 30, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.  See Item 1, footnote 9, Derivatives, for further discussion relating to these interest rate swap agreements.

Financing Arrangements

At September 30, 2007, approximately 75% of our outstanding long-term debt represented unsecured borrowings and approximately 58% of the gross book value of our real estate portfolio was unencumbered.  The average interest rate, including loan cost amortization, on average debt outstanding was 6.70% and 6.67% for the three months ended and 6.61% and 6.46% for the nine months ended September 30, 2007 and 2006, respectively.

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

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $200 million at September 30, 2007.  As of September 30, 2007 we had $23.3 million outstanding on these lines of credit which had expiration dates of June 2009.  During October 2007, we extended the maturity date of four of our five lines of credit to June 2011 or later representing $175 million of our borrowing base.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2007.

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

On October 11, 2007, our Board of Directors declared a $.36 cash dividend per common share payable on November 15, 2007 to each shareholder of record on October 31, 2007, and caused a $.72 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on November 15, 2007 to holders of record on October 31, 2007.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $25.3 million construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006.  We are also a party to a joint and several guarantee with respect to the loan obtained by the Deer Park joint venture which currently has a balance of $67.8 million.  See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 joint venture mortgage collateralized by the outlet center is $17.9 million. We are not required to provide a guarantee for this mortgage.

Critical Accounting Policies and Estimates

Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2007.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services.  During the three and nine months ended September 30, 2007 and 2006, we recognized the following fees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Fee:
Management	$ 132	$ 104	$ 388	$ 260
Leasing	5	167	28	196
Marketing	25	22	82	66
Development	---	151	---	313
Total Fees	$ 162	$ 444	$ 498	$ 835

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is its sole general partner.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $6.4 million and $6.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The FASB recently proposed FASB staff position, or FSP, APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, or FSP 14-a.  The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods.  During the third quarter of 2006, the Operating Partnership issued $149.5 million of exchangeable senior unsecured notes, or the Exchangeable Notes, that are within the scope of FSP 14-a; therefore, we would be required to record the debt portions of our Exchangeable Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments.  As currently proposed, this FSP 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2007 and will be applied retrospectively to all periods presented. Therefore, if adopted as proposed, these changes would be reflected in our financial statements beginning in 2008.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. As a result of the implementation of FIN 48, we recognized no adjustment in retained earnings for unrecognized income tax benefits. We had no provision for uncertain income tax benefits prior to adoption of FIN 48, and this remained unchanged subsequent to the adoption. The tax years 2004 - 2006 remain open to examination by the major tax jurisdictions to which we are subject.

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

We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO is widely used by us and others in our industry to evaluate and price potential acquisition candidates.  The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.  In addition, a percentage of bonus compensation to certain members of management is based on our FFO performance.

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

Below is a reconciliation of FFO to net income for the three and nine months ended September 30, 2007 and 2006 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
FUNDS FROM OPERATIONS
Net income	$8,397	$7,414	$18,103	$28,550
Adjusted for:
Minority interest in operating partnership	1,370	1,186	2,716	2,524
Minority interest, depreciation and amortization
attributable to discontinued operations	52	52	160	2,604
Depreciation and amortization uniquely significant to
real estate – consolidated	14,865	13,465	48,641	42,780
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	651	444	1,985	1,202
Gain on sale of real estate	---	---	---	(13,833)
Funds from operations (FFO) (1)	25,335	22,561	71,605	63,827
Preferred share dividends	(1,406)	(1,406)	(4,219)	(4,027)
Funds from operations available to common
shareholders	$23,929	$21,155	$67,386	$59,800
Weighted average shares outstanding (2)	37,467	37,050	37,468	36,990

(1)	The three months ended September 30, 2006 includes gains on sales of outparcels of land of $177. The nine months ended September 30 2006 includes gains on sales of outparcels of land of $402.
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

During 2007 and 2008, respectively, we have approximately 1,572,000 and 1,262,000 square feet of our portfolio coming up for renewal.  If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of September 30, 2007, we have renewed approximately 1,127,000 square feet, or 72%, of the square feet scheduled to expire in 2007.  The existing tenants have renewed at an average base rental rate approximately 13% higher than the expiring rate.  We also re-tenanted approximately 599,000 square feet of vacant space during the first nine months of 2007 at a 38% increase in the average base rental rate from that which was previously charged.  As of September 30, 2007, we have completed the renewal of 368,000, or 29%, of the square feet scheduled to expire in 2008.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks.  No one tenant (including affiliates) accounted for more than 6.2% and 5.7% of our combined base and percentage rental revenues, respectively, for the three and nine months ended September 30, 2007.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

Our centers were 97.3% and 96.0% occupied as of September 30, 2007 and 2006, respectively.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At September 30, 2007, we would have paid approximately $901,000 if we terminated the agreements.  If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $16.5 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  We do not intend to terminate the agreements prior to their maturity because we plan on entering into the debt transactions as indicated.

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

The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement.  At September 30, 2007, the Myrtle Beach Hwy 17 joint venture would have paid approximately $28,000 if the agreement was terminated.  If the LIBOR index decreased 1% and the joint venture were to terminate the agreement, it would have to pay $853,000 to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreement prior to its maturity. The fair value of this derivative is currently recorded as an asset on the joint venture’s balance sheet; however, if held to maturity, the value of the swap will be zero at that time.

Deer Park

During June 2007, the Deer Park joint venture entered into two interest rate swap agreements to hedge the cash flows from the floating rate construction loan obtained in May 2007 to construct the outlet center in Deer Park, New York.  The first interest rate swap had a notional amount of $49 million through May 1, 2009.  The second interest rate swap agreement is a forward starting agreement with escalating notional amounts that totaled $7.3 million as of September 30, 2007.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire June 1, 2009.  These swaps will effectively change the rate of interest on $170.0 million of variable rate mortgage debt to a fixed rate of 6.75%.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement.  At September 30, 2007, the Deer Park joint venture would have had to pay approximately $1.9 million if the agreements were terminated.  If the LIBOR index decreased 1% and the Deer Park joint venture were to terminate the agreements, it would have to pay $3.9 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.  The joint venture does not intend to terminate the interest rate swap agreements prior to their maturity. The fair value of these derivatives is currently recorded as a liability on the joint venture’s balance sheet; however, if held to maturity, the value of the swaps will be zero at that time.

The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2007.

Financial Instrument Type	Notional Value	Rate	Maturity	Fair Value
TANGER PROPERTIES LIMITED PARTNERSHIP
US Treasury Lock	$100,000,000	4.526%	July 2008	$ 226,000
US Treasury Lock	$100,000,000	4.715%	July 2008	$ (1,127,000)

DEER PARK
LIBOR Interest Rate Swap (1)	$49,000,000	5.47%	June 2009	$ (759,000)
LIBOR Interest Rate Swap (2)	$ 7,300,000	5.34%	June 2009	$(1,162,000)

MYRTLE BEACH HWY 17
LIBOR Interest Rate Swap (3)	$35,000,000	4.59%	March 2010	$ (28,000)

(1) Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(2) Derivative is a forward starting interest rate swap agreement with escalating notional amounts totaling $7.3 million as of September 30, 2007.  Outstanding amounts under the agreement will total $121.0 million by November 1, 2008.   Amount represents fair value recorded at the Deer Park joint venture, in which we have a 33.3% ownership interest.

(3) Amount represents fair value recorded at the Myrtle Beach Hwy 17 joint venture, in which we have a 50% ownership interest.

The fair market value of long-term fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total long-term debt at September 30, 2007 was $720.9 million and its recorded value was $697.3 million.  A 1% increase or decrease from prevailing interest rates at September 30, 2007 would result in a corresponding decrease or increase in fair value of total long-term debt by approximately $40.5 million.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.Exhibits

3.1E
Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007 (Incorporated by reference to the exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

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

TANGER FACTORY OUTLET CENTERS, INC.

By:      /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: November 8, 2007

Exhibit Index

Exhibit No.                                           Description
 ________________________________________________________________________________

3.1E
Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007 (Incorporated by reference to the exhibits of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

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