Form 10-Q
period 2008-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2008-05-09
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

31,539,041 Common Shares,
$.01 par value, outstanding as of May 1, 2008

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of March 31, 2008 and December 31, 2007	3
Consolidated Statements of Operations -
for the three months ended March 31, 2008 and 2007	4
Consolidated Statements of Cash Flows -
for the three months ended March 31, 2008 and 2007	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Rental property
Land	$130,077	$130,075
Buildings, improvements and fixtures	1,127,956	1,104,459
Construction in progress	53,036	52,603
	1,311,069	1,287,137
Accumulated depreciation	(323,520)	(312,638)
Rental property, net	987,549	974,499
Cash and cash equivalents	2,302	2,412
Investments in unconsolidated joint ventures	9,193	10,695
Deferred charges, net	42,302	44,804
Other assets	31,698	27,870
Total assets	$1,073,044	$1,060,280
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $740 and
$759, respectively)	$398,760	$498,741
Mortgages payable (including a debt premium
of $438 and $1,046, respectively)	172,121	173,724
Unsecured lines of credit	156,900	33,880
	727,781	706,345
Construction trade payables	23,780	23,813
Accounts payable and accrued expenses	54,203	47,185
Total liabilities	805,764	777,343
Commitments
Minority interest in operating partnership	31,019	33,733
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at March 31, 2008 and
December 31, 2007	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 31,539,041 and 31,329,241 shares issued
and outstanding at March 31, 2008 and December 31,
2007, respectively	315	313
Paid in capital	353,237	351,817
Distributions in excess of net income	(177,353)	(171,625)
Accumulated other comprehensive loss	(14,938)	(6,301)
Total shareholders’ equity	236,261	249,204
Total liabilities, minority interest and shareholders’ equity	$1,073,044	$1,060,280

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

Revenues
Base rentals	$37,232	$35,089
Percentage rentals	1,178	1,467
Expense reimbursements	17,478	15,013
Other income	1,388	1,498
Total revenues	57,276	53,067

Expenses
Property operating	19,219	16,913
General and administrative	5,271	4,277
Depreciation and amortization	15,583	18,439
Total expenses	40,073	39,629
Operating income	17,203	13,438
Interest expense	9,548	10,056
Income before equity in earnings of unconsolidated joint
ventures, minority interest and discontinued operations	7,655	3,382
Equity in earnings of unconsolidated joint ventures	394	235
Minority interest in operating partnership	(1,088)	(364)
Income from continuing operations	6,961	3,253
Discontinued operations, net of minority interest	---	28
Net income	6,961	3,281
Preferred share dividends	(1,406)	(1,406)
Net income available to common shareholders	$5,555	$1,875

Basic earnings per common share:
Income from continuing operations	$.18	$.06
Net income	$.18	$.06

Diluted earnings per common share:
Income from continuing operations	$.18	$.06
Net income	$.18	$.06

Dividends paid per common share	$.36	$.34

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$6,961	$3,281
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued
operations)	15,583	18,487
Amortization of deferred financing costs	379	418
Equity in earnings of unconsolidated joint ventures	(394)	(235)
Minority interest in operating partnership
(including discontinued operations)	1,088	370
Compensation expense related to restricted shares
and options granted	1,224	831
Amortization of debt premiums and discount, net	(657)	(630)
Distributions received from unconsolidated joint ventures	885	525
Amortization of above/(below) market rent rate adjustment, net	105	(364)
Straight-line base rent adjustment	(789)	(714)
Increase (decrease) due to changes in:
Other assets	(3,310)	2,922
Accounts payable and accrued expenses	(3,437)	(2,221)
Net cash provided by operating activities	17,638	22,670
INVESTING ACTIVITIES
Additions to rental property	(24,897)	(14,855)
Additions to deferred lease costs	(1,104)	(647)
Net cash used in investing activities	(26,001)	(15,502)
FINANCING ACTIVITIES
Cash dividends paid	(12,689)	(11,960)
Distributions to minority interest in operating partnership	(2,183)	(2,063)
Net proceeds from debt issuances	180,820	4,850
Repayments of debt	(158,795)	(5,814)
Proceeds from tax incentive financing	1,449	1,851
Additions to deferred financing costs	(571)	---
Proceeds from exercise of options	222	788
Net cash provided by (used in) financing activities	8,253	(12,348)
Net decrease in cash and cash equivalents	(110)	(5,180)
Cash and cash equivalents, beginning of period	2,412	8,453
Cash and cash equivalents, end of period	$2,302	$3,273

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  As of March 31, 2008, we owned and operated 29 outlet centers with a total gross leasable area of approximately 8.4 million square feet.  These factory outlet centers were 95% occupied. We also operated two outlet centers in which we owned a 50% interest with a gross leasable area of approximately 667,000 square feet.

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

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2007.  The December 31, 2007 balance sheet data was derived from audited financial statements.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

Washington County, Pennsylvania

We continued the development, construction and leasing of our site located south of Pittsburgh, Pennsylvania in Washington County.  Tax incentive financing bonds were issued relating to the Washington County, PA project and we expect to receive net proceeds of approximately $16.8 million as we incur qualifying expenditures during construction of the center.  As of March 31, 2008, we had received funding for qualified expenditures submitted totaling $9.1 million.  We currently expect to open the first phase of the center, containing approximately 370,000 square feet, during the third quarter of 2008.

Expansions at Existing Centers

During March of 2008, we continued our expansion at the center located in Barstow, California.  As of March 31, 2008, approximately 43,000 square feet in the 62,000 square foot expansion had opened.  We expect the remainder of the expansion feet to open in the second quarter of 2008.

Commitments to complete construction of the Washington County development, Barstow expansion, Myrtle Beach Hwy 501, South Carolina; Gonzales, Louisiana and Foley, Alabama center renovations and other capital expenditure requirements amounted to approximately $46.7 million at March 31, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2008 and 2007 amounted to $498,000 and $254,000, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of March 31, 2008 and December 31, 2007 aggregated $9.2 million and $10.7 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Carrying Value as of March 31, 2008 (in millions)	Carrying Value as of December 31, 2007 (in millions)	Project Location
Myrtle Beach Hwy 17	50%	$0.3	$0.9	Myrtle Beach, South Carolina
Wisconsin Dells	50%	$5.7	$6.0	Wisconsin Dells, Wisconsin
Deer Park	33%	$3.2	$3.8	Deer Park, New York

Our Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures are not considered variable interest entities.  Our Deer Park joint venture is a variable interest entity but we are not considered the primary beneficiary.  These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 and Wisconsin Dells (in thousands):

	Three months ended
	March 31,
	2008	2007
Fee:
Management and leasing	$ 227	$ 246
Marketing	34	29
Total Fees	$ 261	$ 275

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

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a Tanger Outlet center in Deer Park, New York. Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect the project will be delivered in the second quarter, with stores opening in September and October of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project, arranged by Bank of America with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of March 31, 2008 of $112.2 million, is originally scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $46.9 million as of March 31, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of March 31, 2008	As of December 31, 2007
Assets:
Investment properties at cost, net	$ 70,541	$ 71,022
Construction in progress	134,756	103,568
Cash and cash equivalents	2,708	2,282
Deferred charges, net	2,157	2,092
Other assets	8,613	8,425
Total assets	$218,775	$ 187,389
Liabilities and Owners’ Equity:
Mortgages payable	$ 173,249	$ 148,321
Construction trade payables	20,736	13,052
Accounts payable and other liabilities (1)	9,281	6,377
Total liabilities	203,266	167,750
Owners’ equity (1)	15,509	19,639
Total liabilities and owners’ equity	$218,775	$ 187,389

(1)
Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $7.2 million and $4.0 million as of March 31, 2008 and December 31, 2007, respectively, recorded as an increase in accounts payable and other liabilities and a reduction of owners’ equity in other comprehensive income.

Summary Statement of Operations	Three months ended
	March 31,
– Unconsolidated Joint Ventures	2008	2007

Revenues	$ 4,757	$ 4,636

Expenses:
Property operating	1,802	1,764
General and administrative	19	42
Depreciation and amortization	1,345	1,357
Total expenses	3,166	3,163
Operating income	1,591	1,473
Interest expense	840	1,056
Net income	$ 751	$ 417

Tanger Factory Outlet Centers, Inc’s share of:
Net income	$ 394	$ 235
Depreciation (real estate related)	$ 652	$ 654

5.      Disposition of Properties

2007 Transactions

In October 2007, we completed the sale of our property in Boaz, Alabama.  Net proceeds received from the sale of the property were approximately $2.0 million.  Below is a summary of the results of operations for the Boaz, Alabama property sold during the third quarter of 2007 (in thousands):

	Three Months Ended
Summary Statements of Operations – Disposed			March 31,
Properties Included in Discontinued Operations	2008		2007
Revenues:
Base rentals	$	---	$138
Percentage rentals		---	1
Expense reimbursements		---	32
Other income		---	3
Total revenues		---	174
Expenses:
Property operating		---	92
Depreciation and amortization		---	48
Total expenses		---	140
Discontinued operations before minority interest		---	34
Minority interest		---	(6)
Discontinued operations	$	---	$28

6.	Debt

During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the current borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.  On July 10, 2008, our only remaining mortgage loan with a principal balance of $171.7 million and bearing interest at a coupon rate of 6.59% will become payable at our option.  Because the mortgage was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On the optional payment date, we can repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.  We are currently analyzing our various options with respect to refinancing this mortgage.

7.	Other Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net income	$ 6,961	$ 3,281
Other comprehensive loss:
Reclassification adjustment for amortization of gain on
settlement of US treasury rate lock included in net income,
net of minority interest of $(11) and $(11)	(57)	(53)
Change in fair value of treasury rate locks,
net of minority interest of $(1,434) and $(157)	(7,572)	(798)
Change in fair value of our portion of unconsolidated joint ventures
cash flow hedges, net of minority interest of $(197) and $(14)	(1,009)	(70)
Other comprehensive loss	(8,638)	(921)
Total comprehensive income (loss)	$ (1,677)	$ 2,360

8.      Share-Based Compensation

During the first quarter of 2008, the Board of Directors approved the grant of 190,000 restricted common shares to the independent directors and our officers.  The restricted common shares granted to independent directors vest ratably over a three year period.  The restricted common shares granted to officers vest ratably over a five year period.  The grant date fair value of the awards, or $37.04 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company’s Incentive Award Plan, or Plan.  Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Restricted shares	$1,172	$784
Options	52	47
Total share-based compensation	$1,224	$831

As of March 31, 2008, there was $17.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

9.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008		2007
NUMERATOR:
Income from continuing operations	$6,961		$3,253
Less applicable preferred share dividends	(1,406)		(1,406)
Income from continuing operations available
to common shareholders	5,555		1,847
Discontinued operations	---		28
Net income available to common shareholders	$5,555		$1,875
DENOMINATOR:
Basic weighted average common shares	30,979		30,743
Effect of exchangeable notes	92		421
Effect of outstanding options	169		248
Effect of unvested restricted share awards	96		137
Diluted weighted average common shares	31,336		31,549

Basic earnings per common share:
Income from continuing operations	$.18	$$	.06
Discontinued operations	---		---
Net income	$.18	$$	.06

Diluted earnings per common share:
Income from continuing operations	$.18	$$	.06
Discontinued operations	---		---
Net income	$.18	$$	.06

Our $149.5 million of exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate.  The exchange rate for the 2007 period was $36.1198 per share.  In May 2007, the common share dividend rate increased which caused the exchange rate to adjust to $36.1023 for the 2008 period.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three months ended March 31, 2008 and 2007.  The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.  A total of approximately 7,000 and 76,000 restricted shares, respectively, were excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2008 and 2007.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

10.	Derivatives

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At March 31, 2008, all of our derivatives were considered 100% effective.

In our March 31, 2008 assessment of the two US treasury lock derivatives described below, we concluded that as of March 31, 2008 the occurrence of the forecasted transactions were considered “reasonably possible” instead of “probable”.  The accounting ramifications of this conclusion are that amounts previously deferred in other comprehensive income remain frozen until the forecasted transaction either affects earnings or subsequently becomes not probable of occurring.  Also, hedge accounting is discontinued on a go forward basis and changes in fair value related to theses two derivatives after April 1, 2008 will be recognized in the statements of operations immediately.

The following table summarizes the notional amounts and fair values of our derivative financial instruments as of March 31, 2008.

Financial Instrument Type	Notional Amount	Rate	Maturity	Fair Value
US Treasury Lock	$100,000,000	4.526%	July 2008	$(8,105,000)
US Treasury Lock	$100,000,000	4.715%	July 2008	$(9,655,000)

11.    Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements”, or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We partially adopted the provisions of FAS 157 as of January 1, 2008 for financial instruments.  Although the adoption of FAS 157 did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our consolidated financial statements.

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings.

FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Tier	Description
Level 1	Defined as observable inputs such as quoted prices in active markets

Level 2	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$ (17.8)	---

(1) Included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, our adoption of FAS 157 in 2008 was limited to financial assets and liabilities, and therefore only applies to the valuation of our derivative contracts.

12.    Non-Cash Investing Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of March 31, 2008 and 2007 amounted to $23.8 million and $22.3 million, respectively.

13.      New Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161.  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide many of the disclosures required by FAS 161 in our financial statements and therefore, we believe that upon adoption the only impact on our financial statements will be further enhancement of our disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2008 with the three months ended March 31, 2007.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to the risk factors listed there through May 1, 2008.

General Overview

At March 31, 2008, our consolidated portfolio included 29 wholly owned outlet centers in 21 states totaling 8.4 million square feet compared to 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet at March 31, 2007.  The changes in the number of centers and square feet are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of March 31, 2007	30	8,372	21
Center expansions:
Barstow, California	---	43	---
Branson, Missouri	---	25	---
Gonzales, Louisiana	---	39	---
Tilton, New Hampshire	---	18	---
Foley, Alabama	---	17	---
Dispositions:
Boaz, Alabama	(1)	(80)	---
As of March 31, 2008	29	8,434	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2008.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,315	94
Rehoboth Beach, Delaware (1)	568,926	97
Foley, Alabama	557,215	94
San Marcos, Texas	442,510	96
Myrtle Beach Hwy 501, South Carolina	426,417	94
Sevierville, Tennessee (1)	419,038	99
Hilton Head, South Carolina	393,094	87
Charleston, South Carolina	352,315	94
Commerce II, Georgia	347,025	98
Howell, Michigan	324,631	93
Branson, Missouri	302,992	93
Park City, Utah	300,891	93
Locust Grove, Georgia	293,868	96
Westbrook, Connecticut	291,051	98
Gonzales, Louisiana	282,326	99
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,280	98
Tuscola, Illinois	256,514	84
Lancaster, Pennsylvania	255,152	100
Tilton, New Hampshire	245,563	100
Fort Myers, Florida	198,950	98
Commerce I, Georgia	185,750	76
Terrell, Texas	177,800	100
Barstow, California	152,800	100
West Branch, Michigan	112,120	100
Blowing Rock, North Carolina	104,235	98
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	94
Totals	8,434,499	95

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, South Carolina (1)	402,013	100
Wisconsin Dells, Wisconsin	264,929	100

(1)	These properties or a portion thereof are subject to a ground lease.

The following table set forth below summarizes certain information as of March 31, 2008 for our wholly owned existing outlet centers which serve as collateral for existing mortgage loans.

Location	Square Feet	Mortgage Debt (000’s) as of March 31, 2008	Interest Rate	Maturity Date
Capmark Finance Inc.
Rehoboth Beach, Delaware	568,926
Foley, Alabama	557,215
Myrtle Beach Hwy 501, South Carolina	426,417
Hilton Head, South Carolina	393,094
Park City, Utah	300,891
Westbrook, Connecticut	291,051
Lincoln City, Oregon	270,280
Tuscola, Illinois	256,514
Tilton, New Hampshire	245,563
		$171,683	6.59% (1)	7/10/2008 (2)
Net debt premium		438
Totals	3,309,951	$172,121

(1)	Because the Capmark mortgage debt was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.
(2)
On July 10, 2008, we can repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Base rentals increased $2.1 million, or 6%, in the 2008 period compared to the 2007 period.  Our overall occupancy rates were comparable from period to period at 95%.  Our base rental income increased $2.4 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2008 period, we executed 239 leases totaling 1.1 million square feet at an average increase of 24.1%.  This compares to our execution of 245 leases totaling 1.1 million square feet at an average increase of 20.6% during the 2007 period.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to base rental income over the remaining term of the associated lease.  For the 2008 period, we recorded a reduction to base rental income of $105,000 for the net amortization of acquired lease values compared with $364,000 of additional base rental income for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  During the 2008 period, two specific tenants vacated their space prior to the contractual termination of the leases causing us to record a reduction of base rental income associated with their above market leases of approximately $383,000.  At March 31, 2008, the net liability representing the amount of unrecognized below market lease values totaled $1.0 million.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $289,000 or 20%.  A significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their predetermined breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.  Reported same-space sales per square foot for the rolling twelve months ended March 31, 2008 were $343 per square foot.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates.  Expense reimbursements, expressed as a percentage of property operating expenses, were 91% and 89% in the 2008 and 2007 periods, respectively.

Property operating expenses increased $2.3 million, or 14%, in the 2008 period as compared to the 2007 period.  The increase is due primarily to higher advertising and marketing expenses as the Easter holiday occurred in the first quarter in 2008 versus the second quarter in 2007.  Also, we experienced much higher snow removal costs at several of our properties in 2008 versus 2007 and several high performing centers experienced significant property tax increases upon revaluation during the second half of 2007.

General and administrative expenses increased $994,000, or 23%, in the 2008 period as compared to the 2007 period.  The increase is primarily due to a full quarter effect of the restricted shares issued in late February 2007 and additional restricted shares issued in late February 2008.  In addition, senior executive cash bonus targets used to accrue compensation expense were increased for the 2008 year.  As a percentage of total revenues, general and administrative expenses were 9% and 8%, respectively, for the 2008 and 2007 periods.

Depreciation and amortization decreased $2.9 million, or 15%, in the 2008 period compared to the 2007 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of gross leaseable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life was accounted for as a change in accounting estimate.  Approximately 16,750 square feet was demolished as of March 31, 2007 with the remainder being demolished during the second and third quarters of 2007.  Accelerated depreciation recognized on the buildings demolished during the first quarter and buildings to be demolished during the remainder of 2007 totaled $4.1 million for the three months ended March 31, 2007. The effect on diluted earnings per share was a decrease of $.11 per share.  The amount of buildings, fixtures and improvements related to the demolition which was fully depreciated and written off during the three months ended March 31, 2007 totaled $2.7 million.

Interest expense decreased $508,000, or 5%, in the 2008 period compared to the 2007 period.  On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit. These lines of credit incur interest at a rate significantly lower than the above mentioned senior notes.

Equity in earnings of unconsolidated joint ventures increased $159,000, or 68%, in the 2008 period compared to the 2007 period.  The increase is due mainly to lower interest expense at the Wisconsin Dells joint venture where the average debt outstanding has decreased from the receipt of tax incentive financing proceeds during the second quarter of 2007 and lower interest rates on its variable rate debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.6 million and $22.7 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in net cash provided by operating activities is due primarily to a change in other assets.  Net cash used in investing activities was $26.0 million and $15.5 million during the first three months of 2008 and 2007, respectively.  Cash used was higher during the 2008 period due to significant construction activities for our new project south of Pittsburgh, PA, in Washington County which we plan to open during Labor Day weekend of 2008.  Net cash provided by (used in) financing activities was $8.3 million and ($12.3) million during the first three months of 2008 and 2007, respectively.  Net cash was provided by financing activities in 2008 due to the utilization of amounts available under our unsecured lines of credit to fund the construction activities described above.  This cash provided was offset by higher cash dividends and minority distributions as a result of a higher dividend rate.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Washington County, Pennsylvania

We continued the development, construction and leasing of our site located south of Pittsburgh, PA in Washington County.  Tax incentive financing bonds were issued relating to the Washington County project and we expect to receive net proceeds of approximately $16.8 million as we incur qualifying expenditures during construction of the center.  As of March 31, 2008, we had received funding for qualified expenditures submitted totaling $9.1 million.  We currently expect to open the first phase of the center, containing approximately 370,000 square feet, during the third quarter of 2008.

Expansions at Existing Centers

During March of 2008, we continued our expansion at the center located in Barstow, California.  As of March 31, 2008, approximately 43,000 square feet in the 62,000 square foot expansion had opened.  We expect the remainder of the expansion feet to open in the second quarter of 2008.

Commitments to complete construction of the Washington County development, Barstow expansion, Myrtle Beach Hwy 501, South Carolina and Foley, Alabama center renovations and other capital expenditure requirements amounted to approximately $46.7 million at March 31, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

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

We have also started the initial pre-development and leasing for a site we have under control in Port St. Lucie, Florida at Exit 118 on Interstate I-95.  Approximately 64,000 cars utilize this exit each day.  Port St. Lucie is one of Florida’s fastest growing cities and is located less than 40 miles north of Palm Beach, Florida and is one exit south of the New York Mets’ spring training facility.  This center is expected to be approximately 300,000 square feet and initial reaction to the site from our magnet tenants has been very positive.

During the first quarter of 2008, we announced our plans to build an upscale outlet shopping center in Irving, Texas, our third in the state.  The new, 380,000 square foot Tanger outlet center will be strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  The site is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.  We recently entered into a purchase and sale agreement with the University of Dallas for the center's 50 acre site.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that any of these sites will ultimately be developed.

UNCONSOLIDATED JOINT VENTURES

The following table details certain information as of March 31, 2008 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,013	$0.3	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.7	$25.3

Deer Park	Deer Park, Long Island NY	Under construction	33%	800,000 estimated	$3.2	$112.2

We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise.  This results in a higher return for the joint venture on its investment and in a higher return on our investment in the joint venture.  We have joint and several guarantees for a portion of the debt outstanding for Wisconsin Dells and Deer Park as of December 31, 2008.

As is typical in real estate joint ventures, each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to incur a significant cash outflow in order to maintain an ownership position in these outlet centers.

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a Tanger Outlet center in Deer Park, New York. Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and many more.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect the project will be delivered in the second quarter, with stores opening in September and October of 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project, arranged by Bank of America with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of March 31, 2008 of $112.2 million, is originally scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $46.9 million as of March 31, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million by November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Financing Arrangements

During the first quarter of 2008, we increased the maximum availability under our existing unsecured credit facilities by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured credit facilities with the current borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.  On July 10, 2008, our only remaining mortgage loan with a principal balance of $171.7 million and bearing interest at a coupon rate of 6.59% will become payable at our option.  Because the mortgage was assumed as part of an acquisition of a portfolio of outlet centers, the debt was recorded at its fair value and carries an effective interest rate of 5.18%.  On the optional payment date, we can repay the loan in full, or we can continue to make monthly payments on the loan at a revised interest rate of 8.59%.  We can then repay the loan in full on any monthly payment date without penalty.  The final maturity date on the loan is July 10, 2028.  We are currently analyzing our various options with respect to refinancing this mortgage.

At March 31, 2008, approximately 76% of our outstanding long-term debt represented unsecured borrowings and approximately 58% of the gross book value of our real estate portfolio was unencumbered.  The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2008 and 2007 was 6.12% and 6.50%, respectively.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests.  We are a well known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.

We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $325.0 million at March 31, 2008.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2008.

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

On April 10, 2008, our Board of Directors declared a $.38 cash dividend per common share payable on May 15, 2008 to each shareholder of record on April 30, 2008, and caused a $.76 per Operating Partnership unit cash distribution to be paid to the Operating Partnership’s minority interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on May 15, 2008 to holders of record on April 30, 2008.

Off-Balance Sheet Arrangements

We are party to a joint and several guarantee with respect to the construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006, which currently has a balance of $25.3 million.  We are also party to a joint and several guarantee with respect to the loan obtained by Deer Park which as of March 31, 2008 had a balance of $112.2 million.  See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 mortgage secured by the center is $17.9 million.  There is no guarantee provided for the Myrtle Beach Hwy 17 mortgage by us.

Critical Accounting Policies and Estimates

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2008.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of each of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  Myrtle Beach Hwy 17 and Wisconsin Dells pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint venture.  The following management and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 and Wisconsin Dells (in thousands):

	Three months ended
	March 31,
	2008	2007
Fee:
Management and leasing	$ 227	$ 246
Marketing	34	29
Total Fees	$ 261	$ 275

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in, and is the minority owner of, the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is the sole general partner of Tanger Family Limited Partnership.  The only material related party transaction with Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $2.2 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

New Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, or FAS 161.  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We currently provide many of the disclosures required by FAS 161 in our financial statements and therefore, we believe that upon adoption the only impact on our financial statements will be further enhancement of our disclosures.

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

Below is a reconciliation of net income to FFO for the three months ended March 31, 2008 and 2007 as well as other data for those respective periods (in thousands):

	Three months ended
	March 31,
Funds From Operations Reconciliation	2008	2007
Net income	$6,961	$3,281
Adjusted for:
Minority interest in operating partnership	1,088	364
Minority interest, depreciation and amortization
attributable to discontinued operations	---	54
Depreciation and amortization uniquely significant to
real estate – consolidated	15,508	18,364
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	652	654
Funds from operations (FFO)	24,209	22,717
Preferred share dividends	(1,406)	(1,406)
Funds from operations available to common shareholders
and minority unitholders	$22,803	$21,311
Weighted average shares outstanding (1)	37,403	37,616

(1)
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

During 2008, we have approximately 1,344,000 square feet, or 16% of our portfolio, coming up for renewal.  If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of March 31, 2008, we had renewed approximately 800,000 square feet, or 59.5% of the square feet scheduled to expire in 2008.  The existing tenants have renewed at an average base rental rate approximately 18% higher than the expiring rate.  We also re-tenanted approximately 279,000 square feet of vacant space during the first three months of 2008 at a 30% increase in the average base rental rate from that which was previously charged.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks.  No one tenant (including affiliates) accounted for more than 5.4% of our combined base and percentage rental revenues for the three months ended March 31, 2008.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of March 31, 2008 and 2007, our centers were 95% occupied.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

In September and November 2005, we entered into two forward starting interest rate lock protection agreements to hedge risks related to anticipated future financings expected in 2008.  The agreements with notional amounts of $100.0 million each locked the US Treasury index rate at 4.526% and 4.715%, respectively, for 10 years from such date in July 2008.  The fair value of the interest rate protection agreements represents the estimated receipts or payments that would be made to terminate the agreement.  Given the current interest rate environment, this amount could change significantly by July 2008 in either a positive or negative manner.  At March 31, 2008, the amount of funds we would have to pay to settle these contracts was $17.8 million.  If the US Treasury rate index decreased 1% and we were to terminate the agreements, we would have to pay $36.3 million to do so.  The fair value is based on dealer quotes, considering current interest rates and remaining term to maturity.

The fair market value of fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total debt at March 31, 2008 was $722.1 million and its recorded value was $727.8 million. A 1% increase or decrease from prevailing interest rates at March 31, 2008 would result in a corresponding decrease or increase in fair value of total debt by approximately $35.5 million.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008.  There were no changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

DATE: May 9, 2008

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