Form 10-Q
period 2008-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2008-08-01
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

31,621,481 shares of Common Stock,
$.01 par value, outstanding as of July 30, 2008

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations -
for the three and six months ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

Part II. Other Information

Item 1.Legal Proceedings	30

Item 1A. Risk Factors	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6.Exhibits	31

Signatures	31

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS:
Rental property
Land	$130,077	$130,075
Buildings, improvements and fixtures	1,130,536	1,104,459
Construction in progress	90,430	52,603
	1,351,043	1,287,137
Accumulated depreciation	(333,995)	(312,638)
Rental property, net	1,017,048	974,499
Cash and cash equivalents	1,088	2,412
Investments in unconsolidated joint ventures	11,667	10,695
Deferred charges, net	41,821	44,804
Other assets	28,097	27,870
Total assets	$1,099,721	$1,060,280
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $721 and
$759, respectively)	$398,779	$498,741
Unsecured term loan	235,000	---
Mortgages payable (including a debt premium of
$0 and $1,046, respectively)	---	173,724
Unsecured lines of credit	128,300	33,880
	762,079	706,345
Construction trade payables	28,393	23,813
Accounts payable and accrued expenses	34,831	47,185
Total liabilities	825,303	777,343
Commitments
Minority interest in operating partnership	32,102	33,733
Shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at June 30, 2008 and
December 31, 2007	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 31,619,721 and 31,329,241 shares issued
and outstanding at June 30, 2008 and December 31,
2007, respectively	316	313
Paid in capital	355,733	351,817
Distributions in excess of net income	(189,458)	(171,625)
Accumulated other comprehensive income (loss)	725	(6,301)
Total shareholders’ equity	242,316	249,204
Total liabilities, minority interest and shareholders’ equity	$1,099,721	$1,060,280

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
		2008	2007	2008	2007
Revenues
Base rentals		$38,623	$36,318	$75,855	$71,407
Percentage rentals		1,120	1,662	2,298	3,129
Expense reimbursements		15,692	15,764	33,170	30,777
Other income		1,570	1,590	2,958	3,088
Total revenues		57,005	55,334	114,281	108,401

Expenses
Property operating		17,525	17,822	36,744	34,735
General and administrative		5,677	4,903	10,948	9,180
Depreciation and amortization		14,690	15,490	30,273	33,929
Total expenses		37,892	38,215	77,965	77,844
Operating income		19,113	17,119	36,316	30,557
Interest expense		9,496	10,072	19,044	20,128
Loss on settlement of US treasury rate locks		8,910	---	8,910	---
Income before equity in earnings of
unconsolidated joint ventures, minority
interest and discontinued operations		707	7,047	8,362	10,429
Equity in earnings of unconsolidated
joint ventures		558	334	952	569
Minority interest in operating partnership		23	(982)	(1,065)	(1,346)
Income from continuing operations		1,288	6,399	8,249	9,652
Discontinued operations, net of
minority interest		---	26	---	54
Net income		1,288	6,425	8,249	9,706
Preferred share dividends		(1,407)	(1,407)	(2,813)	(2,813)
Net income (loss) available to common
shareholders		$(119)	$5,018	$5,436	$6,893

Basic earnings per common share
Income (loss) from continuing operations	$	---	$.16	$.18	$.22
Net income (loss)	$	---	$.16	$.18	$.22

Diluted earnings per common share
Income (loss) from continuing operations	$	---	$.16	$.17	$.22
Net income (loss)	$	---	$.16	$.17	$.22

Dividends paid per common share		$.38	$.36	$.74	$.70

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$8,249	$9,706
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on settlement of US treasury rate locks	8,910	---
Depreciation and amortization (including discontinued
operations)	30,273	34,026
Amortization of deferred financing costs	750	835
Equity in earnings of unconsolidated joint ventures	(952)	(569)
Operating partnership minority interest
(including discontinued operations)	1,065	1,357
Compensation expense related to restricted shares
and options granted	2,620	1,889
Amortization of debt premiums and discount, net	(1,144)	(1,274)
Distributions received from unconsolidated joint ventures	1,770	1,250
Net accretion of market rent rate adjustment	(93)	(600)
Straight-line base rent adjustment	(1,874)	(1,553)
Increase (decrease) due to changes in:
Other assets	1,005	(6,697)
Accounts payable and accrued expenses	(14,347)	4,491
Net cash provided by operating activities	36,232	42,861
INVESTING ACTIVITIES
Additions to rental property	(61,571)	(29,316)
Additions to investments in unconsolidated joint ventures	(1,527)	---
Additions to deferred lease costs	(2,106)	(1,490)
Net cash used in investing activities	(65,204)	(30,806)
FINANCING ACTIVITIES
Cash dividends paid	(26,082)	(24,622)
Distributions to operating partnership minority interest	(4,486)	(4,245)
Proceeds from debt issuances	600,120	23,900
Repayments of debt	(543,378)	(17,880)
Proceeds from tax incremental financing	1,837	1,926
Additions to deferred financing costs	(2,081)	(1)
Proceeds from exercise of options	1,718	1,637
Net cash provided by (used in) financing activities	27,648	(19,285)
Net decrease in cash and cash equivalents	(1,324)	(7,230)
Cash and cash equivalents, beginning of period	2,412	8,453
Cash and cash equivalents, end of period	$1,088	$1,223

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, that focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  As of June 30, 2008, we owned and operated 29 outlet centers with a total gross leasable area of approximately 8.5 million square feet.  These factory outlet centers were 96% occupied. We also operated two outlet centers in which we owned a 50% interest with a gross leasable area of approximately 667,000 square feet.

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

Washington County, Pennsylvania

During the second quarter of 2008, we continued the development, construction and leasing of our site located south of Pittsburgh, Pennsylvania in Washington County.  We currently expect the grand opening of the first phase of the outlet center to be August 29, 2008.  Tenants in the center will include Nike, Gap, Old Navy, Banana Republic, Coach and others.  The first phase of the center will contain approximately 370,000 square feet.

Expansions at Existing Centers

During the second quarter of 2008, we completed our expansion at the center located in Barstow, California.  As of June 30, 2008, the center contained a total of approximately 171,000 square feet, including 62,000 square feet of newly opened expansion space.

Commitments to complete construction of the Washington County development, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Gonzales, Louisiana and Foley, Alabama and other capital expenditure requirements amounted to approximately $32.5 million at June 30, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2008 and 2007 amounted to $557,000 and $300,000, respectively, and for the six months ended June 30, 2008 and 2007 amounted to $1.1 million and $554,000, respectively.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated real estate joint ventures as of June 30, 2008 and December 31, 2007 aggregated $11.7 million and $10.7 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003)”, and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures.  We are members of the following unconsolidated real estate joint ventures:

Joint Venture	Our Ownership %	Carrying Value as of June 30, 2008 (in millions)	Carrying Value as of December 31, 2007 (in millions)	Project Location
Myrtle Beach Hwy 17	50%	$0.5	$0.9	Myrtle Beach, South Carolina
Wisconsin Dells	50%	$5.5	$6.0	Wisconsin Dells, Wisconsin
Deer Park	33%	$5.7	$3.8	Deer Park, New York

Our Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures are not considered variable interest entities.  Our Deer Park joint venture is considered a variable interest entity but we are not considered the primary beneficiary.  These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services we provided to the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 and Wisconsin Dells (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Fee:
Management and leasing	$ 264	$ 134	$ 492	$ 279
Marketing	31	28	65	57
Total Fees	$ 295	$ 162	$ 557	$ 336

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

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a center in Deer Park, New York. Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to have a grand opening celebration on October 23, 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In June 2008, we made additional capital contributions of $1.5 million to Deer Park. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the project was approximately $4.7 million.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of June 30, 2008 of $151.6 million, is scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $66.9 million as of June 30, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million as of November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of June 30, 2008	As of December 31, 2007
Assets
Investment properties at cost, net	$ 73,033	$ 71,022
Construction in progress	181,246	103,568
Cash and cash equivalents	3,896	2,282
Deferred charges, net	6,184	2,092
Other assets	7,894	8,425
Total assets	$272,253	$ 187,389
Liabilities and Owners’ Equity
Mortgages payable	$ 215,028	$ 148,321
Construction trade payables	28,129	13,052
Accounts payable and other liabilities (1)	7,117	6,377
Total liabilities	250,274	167,750
Owners’ equity (1)	21,979	19,639
Total liabilities and owners’ equity	$272,253	$ 187,389

(1) Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $4.6 million and $4.0 million as of June 30, 2008 and December 31, 2007, respectively, recorded as an increase in accounts payable and other liabilities and a reduction of owners’ equity.

	Three Months Ended		Six Months Ended
Summary Statements of Operations -	June 30,		June 30,
Unconsolidated Joint Ventures	2008	2007	2008	2007

Revenues	$ 5,031	$ 4,780	$ 9,788	$ 9,416

Expenses
Property operating	1,720	1,596	3,522	3,360
General and administrative	79	117	98	159
Depreciation and amortization	1,344	1,409	2,689	2,766
Total expenses	3,143	3,122	6,309	6,285
Operating income	1,888	1,658	3,479	3,131
Interest expense	820	1,061	1,660	2,117
Net income	$ 1,068	$ 597	$ 1,819	$ 1,014

Tanger’s share of:
Net income	$ 558	$ 334	$ 952	$ 569
Depreciation (real estate related)	651	680	1,303	1,334

5.  Disposition of Property

During the 2008 period, we did not have any property dispositions.  In October 2007, we completed the sale of our property in Boaz, Alabama.  Net proceeds received from the sale of the property were approximately $2.0 million.  Below is a summary of the results of operations for the Boaz, Alabama property sold during the third quarter of 2007 (in thousands):

Summary Statements of Operations -	Three Months Ended		Six Months Ended
Disposed Properties Included in	June 30,		June 30,
Discontinued Operations	2008	2007	2008	2007
Revenues:
Base rentals	$ ---	$ 138	$ ---	$ 276
Percentage rentals	---	---	---	1
Expense reimbursements	---	33	---	66
Other income	---	6	---	9
Total revenues	---	177	---	352
Expenses:
Property operating	---	93	---	186
General and administrative	---	4	---	4
Depreciation and amortization	---	49	---	97
Total expenses	---	146	---	287
Discontinued operations before minority interest	---	31	---	65
Minority interest	---	(5)	---	(11)
Discontinued operations	$ ---	$ 26	$ ---	$ 54

6.	Debt

During the second quarter of 2008, we closed on a $235.0 million unsecured three year term loan facility.  The syndicated facility was jointly arranged by Banc of America Securities LLC and Wells Fargo Bank, N.A., with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent.  The facility bears interest at a spread over LIBOR of 160 basis points, with the spread adjusting over time, based upon our debt ratings.  We currently maintain investment grade ratings with Moody's Investors Service (Baa3 stable) and Standard and Poor's Ratings Services (BBB- positive).

Proceeds from the term loan were used to repay our only remaining mortgage loan with a principal balance of approximately $170.7 million in June 2008.  A prepayment premium, representing interest through the July payment date, of approximately $406,000 was paid at closing.  Upon the repayment of this mortgage, our entire portfolio of wholly-owned properties became unencumbered.  The remaining proceeds of approximately $62.8 million, net of closing costs, were applied against amounts outstanding on our unsecured lines of credit and to settle the interest rate lock protection agreements discussed in Note 7, Derivatives.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured lines of credit with the current borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

7.	Derivatives

In conjunction with the closing of the unsecured term loan facility discussed above, we settled interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate amount of $200 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of a public debt offering during 2008, based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

In our March 31, 2008 assessment of the two US treasury rate lock derivatives, we concluded that as of March 31, 2008, the occurrence of the forecasted transactions were considered “reasonably possible” instead of “probable”.  The accounting ramifications of that conclusion were that amounts previously deferred in other comprehensive income remain frozen until the forecasted transaction either affected earnings or subsequently became not probable of occurring.  The value of the derivatives as of March 31, 2008 included in other comprehensive income and liabilities was $17.8 million.  Also, hedge accounting was discontinued on a go forward basis and changes in fair value related to theses two derivatives after April 1, 2008 were recognized in the statement of operations immediately.

After giving effect to the above settlement, the remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of June 30, 2008 of $2.1 million, net of minority interest of $448,000.

8.	Other Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,288	$ 6,425	$8,249	$ 9,706
Other comprehensive income:
Reclassification adjustment for amortization of gain
on 2005 settlement of US treasury rate lock included
in net income, net of minority interest of $(13),
$(10), $(24) and $(21)	(56)	(54)	(113)	(107)

Reclassification adjustment for termination of US
treasury rate locks, net of minority interest of
$2,865, $0, $2,865 and $0	14,895	---	14,895	---

Change in fair value of treasury rate locks, net of
minority interest of $0, $955, $(1,434) and $798	---	4,853	(7,572)	4,055

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges, net
of minority interest of $162, $7, $(36) and $(7)	825	33	(184)	(37)
Other comprehensive income	15,664	4,832	7,026	3,911
Total comprehensive income	$16,952	$ 11,257	$15,275	$ 13,617

9.  Share-Based Compensation

During the first quarter of 2008, the Board of Directors approved the grant of 190,000 restricted common shares to our independent directors and our officers.  The restricted common shares granted to independent directors vest ratably over a three year period.  The restricted common shares granted to officers vest ratably over a five year period.  The grant date fair value of the awards, or $37.04 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company’s Incentive Award Plan, or Plan.  Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Restricted shares	$ 1,340	$ 1,003	$ 2,512	$ 1,787
Options	56	55	108	102
Total share based compensation	$ 1,396	$ 1,058	$ 2,620	$ 1,889

As of June 30, 2008, there was $15.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

10.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator
Income from continuing operations	$ 1,288	$ 6,399	$ 8,249	$ 9,652
Less applicable preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Income (loss) from continuing operations available to
common shareholders	(119)	4,992	5,436	6,839
Discontinued operations	---	26	---	54
Net income (loss) available to common shareholders	$ (119)	$ 5,018	$ 5,436	$ 6,893
Denominator
Basic weighted average common shares	31,068	30,824	31,024	30,784
Effect of exchangeable notes	223	381	223	381
Effect of outstanding options	155	215	162	231
Effect of unvested restricted share awards	102	127	120	141
Diluted weighted average common shares	31,548	31,547	31,529	31,537

Basic earnings per common share
Income (loss) from continuing operations	$ ---	$ .16	$ .18	$ .22
Discontinued operations	---	---	---	---
Net income (loss)	$ ---	$ .16	$ .18	$ .22

Diluted earnings per common share
Income (loss) from continuing operations	$ ---	$ .16	$ .17	$ .22
Discontinued operations	---	---	---	---
Net income (loss)	$ ---	$ .16	$ .17	$ .22

Our $149.5 million of exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $36.1198 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and six months ended June 30, 2008 and 2007, respectively.  The assumed conversion of the partnership units held by the minority interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

Restricted share awards are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  A total of 128,000 and 160,000 restricted shares were excluded from the computation of diluted weighted average common shares outstanding for the three months ended June 30, 2008 and 2007, respectively.  A total of 116,000 restricted shares were excluded from the computation of diluted weighted average common shares outstanding for the six months ended June 30, 2007.  If the share based awards were granted during the period, the shares issuable are weighted to reflect the portion of the period during which the awards were outstanding.

11.	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements”, or FAS 157.  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We adopted the provisions of FAS 157 as of January 1, 2008 for financial instruments.  Although the adoption of FAS 157 did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our consolidated financial statements.

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 7, Derivatives.

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

In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, our adoption of FAS 157 in 2008 was limited to financial assets and liabilities, and therefore only applied to the valuation of our then existing derivative contracts.  As of June 30, 2008, we did not have any outstanding derivative contracts.

12.	Non-Cash Activities

During the second quarter, upon the closing of our LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering.  In accordance with FAS 133, we reclassified to earnings in the period the amount recorded in other comprehensive income, $17.8 million, related to these derivatives.  This amount had been frozen as of March 31, 2008 when we determined that the probability of the forecast transaction was “reasonably possible” instead of “probable”.  Effective April 1, 2008, we discontinued hedge accounting and the changes in the fair value of the derivative contracts subsequent to April 1, 2008 resulted in a gain of $8.9 million.  This accounting treatment of these derivatives resulted in a net loss on settlement of $8.9 million, reflected in the statement of cash flows as a non-cash operating activity.  The $8.9 million cash settlement of the derivatives during the second quarter was reflected in the statement of cash flows as change in accounts payable and accrued expenses.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of June 30, 2008 and 2007 amounted to $28.4 million and $27.8 million, respectively.

13.	New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations for which the acquisition date is on or after January 1, 2009, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.  We are currently evaluating the impact of adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact that adopting FSP APB 14-1 will have on the accounting for our $149.5 million in convertible debt outstanding as of June 30, 2008 and December 31, 2007, respectively.

14.	Subsequent Events

In July 2008, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. for a notional amount of $118.0 million.  The purpose of the swap is to fix the interest rate on a portion of the $235.0 million outstanding under the term loan facility completed in June 2008.  The swap fixed the one month LIBOR rate at 3.605%.  This swap agreement, when combined with the current spread of 160 basis points on the term loan facility, fixes our interest rate on $118.0 million of variable rate debt at 5.205% until April 1, 2011.

In accordance with our derivatives policy, the swap was assessed for effectiveness at the time of the transaction and it was determined that there was no ineffectiveness.  The derivative has been designated as a cash flow hedge and will be assessed for effectiveness on an on-going basis at the end of each quarter.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to the risk factors listed there through June 30, 2008.

General Overview

At June 30, 2008, our consolidated portfolio included 29 wholly owned outlet centers in 21 states totaling 8.5 million square feet compared to 30 wholly owned outlet centers in 21 states totaling 8.4 million square feet at June 30, 2007.  The changes in the number of outlet centers and square feet are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of June 30, 2007	30	8,354	21
Center expansions:
Barstow, California	---	62	---
Branson, Missouri	---	25	---
Foley, Alabama	---	35	---
Gonzales, Louisiana	---	39	---
Tilton, New Hampshire	---	18	---
Dispositions:
Boaz, Alabama	(1)	(80)	---
As of June 30, 2008	29	8,453	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2008.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,315	99
Rehoboth Beach, Delaware (1)	568,869	99
Foley, Alabama	557,185	93
San Marcos, Texas	442,510	97
Myrtle Beach Hwy 501, South Carolina	426,417	96
Sevierville, Tennessee (1)	419,038	100
Hilton Head, South Carolina	393,094	88
Charleston, South Carolina	352,315	95
Commerce II, Georgia	347,025	98
Howell, Michigan	324,631	97
Branson, Missouri	302,992	98
Park City, Utah	300,891	92
Locust Grove, Georgia	293,868	100
Westbrook, Connecticut	291,051	99
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,280	99
Tuscola, Illinois	256,514	82
Lancaster, Pennsylvania	255,152	98
Tilton, New Hampshire	245,563	100
Fort Myers, Florida	198,950	93
Commerce I, Georgia	185,750	72
Terrell, Texas	177,800	100
Barstow, California	171,300	99
West Branch, Michigan	112,120	100
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	8,452,989	96

Unconsolidated Joint Ventures
Myrtle Beach Hwy 17, South Carolina (1)	402,013	99
Wisconsin Dells, Wisconsin	264,929	100

(1)	These properties or a portion thereof are subject to a ground lease.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Base rentals increased $2.3 million, or 6%, in the 2008 period compared to the 2007 period.  Our overall occupancy rates were comparable from period to period at 96%.  Our base rental income increased $2.5 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  In addition, since June 30, 2007 we have added approximately 179,000 square feet of expansion space at existing outlet centers.  During the 2008 period, we executed 79 leases totaling 308,000 square feet at an average increase of 31% in base rental rates.  This compares to our execution of 93 leases totaling 384,000 square feet at an average increase of 25% in base rental rates during the 2007 period.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to base rental income over the remaining term of the associated lease.  For the 2008 period, we recorded additional base rental income of approximately $198,000 for the net amortization of acquired lease values compared with approximately $236,000 of additional base rental income for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At June 30, 2008, the net liability representing the amount of unrecognized below market lease values totaled approximately $823,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $542,000 or 33% from the 2007 period to the 2008 period.  A significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their predetermined breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.  Reported same-space sales per square foot for the rolling twelve months ended June 30, 2008 were $340 per square foot.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 90% and 88% in the 2008 and 2007 periods, respectively.  The increase in expense reimbursements expressed as a percentage of property operating expense is due to a decrease in miscellaneous non-reimbursable expenses during the 2008 period.

Property operating expenses decreased $297,000, or 2%, in the 2008 period as compared to the 2007 period.  The decrease is due to lower advertising and marketing expenses as the Easter holiday occurred in the first quarter in 2008 versus the second quarter in 2007.  This decrease was offset by slight increases from several high performing centers which experienced significant property tax increases upon revaluation since June 30, 2007 and increased mall operation costs due to normal payroll related increases.

General and administrative expenses increased $774,000, or 16%, in the 2008 period as compared to the 2007 period.  The increase is primarily due to additional restricted shares issued in late February 2008.  As a percentage of total revenues, general and administrative expenses were 10% and 9% in the 2008 and 2007 periods, respectively.

Depreciation and amortization decreased $800,000, or 5%, in the 2008 period compared to the 2007 period. During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of gross leasable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life was accounted for as a change in accounting estimate.  Approximately 17,900 square feet was demolished during the second quarter of 2007 with the remainder being demolished during the third quarter of 2007.  Accelerated depreciation recognized on the buildings demolished during the second quarter of 2007 and buildings to be demolished during the remainder of 2007 totaled $1.3 million for the three months ended June 30, 2007. The effect on diluted earnings per share was a decrease of $.03 per share for the three months ended June 30, 2007.  The amount of buildings, fixtures and improvements related to the demolition which was fully depreciated and written off during the three months ended June 30, 2007 totaled $2.6 million.  This decrease from the 2007 period was partially offset by additional depreciation from expansion assets placed in service during the fourth quarter of 2007 at several existing outlet centers.

Interest expense decreased $576,000, or 6%, in the 2008 period compared to the 2007 period.  During February 2008, we repaid at maturity our $100.0 million, 9.125% unsecured senior notes.  We repaid these notes with amounts available under our unsecured lines of credit which have significantly lower interest rates than the bonds. This interest rate savings was offset by higher outstanding debt levels related to the expansion and development activities since June 30, 2007 and a prepayment premium of approximately $406,000 associated with the repayment of an outstanding mortgage loan in June 2008.

During the second quarter of 2008, we settled interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate of $200 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of a public debt offering during 2008, based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to close such a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

Equity in earnings of unconsolidated joint ventures increased due to increases in rental rates on lease renewals at Myrtle Beach Hwy 17 and lower interest rates and debt outstanding at Wisconsin Dells related to its variable interest rate mortgage.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Base rentals increased $4.4 million, or 6%, in the 2008 period compared to the 2007 period.  Our overall occupancy rates were comparable from period to period at 96%.  Our base rental income increased $4.9 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space. In addition, since June 30, 2007 we have added approximately 179,000 square feet of expansion space at existing outlet centers.  During the 2008 period, we executed 318 leases totaling 1.4 million square feet at an average increase of 26% in base rental rates.  This compares to our execution of 338 leases totaling 1.4 million square feet at an average increase of 22% in base rental rates during the 2007 period.

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to base rental income over the remaining term of the associated lease.  For the 2008 period, we recorded additional base rental income of $93,000 for the net amortization of acquired lease values compared with $600,000 of additional base rental income for the 2007 period.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  During the 2008 period, two specific tenants vacated their space prior to the contractual termination of the leases causing us to record a reduction of base rental income associated with their above market leases of approximately $383,000.  At June 30, 2008, the net liability representing the amount of unrecognized below market lease values totaled $823,000.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $831,000 or 27%.  A significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their predetermined breakpoint levels used in determining their percentage rentals.  This essentially transformed a variable rent component into a fixed rent component.  Reported same-space sales per square foot for the rolling twelve months ended June 30, 2008 were $340 per square foot.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 90% and 89% in the 2008 and 2007 periods, respectively.  The increase in expense reimbursements expressed as a percentage of property operating expense is due to a decrease in miscellaneous non-reimbursable expenses during the 2008 period.

Property operating expenses increased $2.0 million, or 6%, in the 2008 period as compared to the 2007 period.  We experienced higher snow removal costs at several of our properties in 2008 versus 2007 and several high performing centers experienced significant property tax increases upon revaluation since June 30, 2007.  In addition, mall operation costs increased due to normal payroll related increases.

General and administrative expenses increased $1.8 million, or 19%, in the 2008 period as compared to the 2007 period.  The increase is primarily due to share based compensation amortization from restricted shares issued in late February 2008 and February 2007.  As a percentage of total revenues, general and administrative expenses were 10% and 8% in the 2008 and 2007 periods, respectively.

Depreciation and amortization decreased $3.7 million, or 11%, in the 2008 period compared to the 2007 period.  During the first quarter of 2007, our Board of Directors formally approved a plan to reconfigure our center in Foley, Alabama.  As a part of this plan, approximately 40,000 square feet of gross leasable area was relocated within the property.  The depreciable useful lives of the buildings demolished were shortened to coincide with their demolition dates throughout the first three quarters of 2007 and thus the change in estimated useful life was accounted for as a change in accounting estimate.  Approximately 34,700 square feet was demolished as of June 30, 2007 with the remainder being demolished during the third quarter of 2007.  Accelerated depreciation recognized on the buildings demolished during the first six months of 2007 and buildings to be demolished during the remainder of 2007 totaled $5.4 million for the six months ended June 30, 2007. The effect on diluted earnings per share was a decrease of $.14 per share for the six months ended June 30, 2007.  The amount of buildings, fixtures and improvements related to the demolition which was fully depreciated and written off during the six months ended June 30, 2007 totaled $5.3 million.

Interest expense decreased $1.1 million, or 5%, in the 2008 period compared to the 2007 period.  During February 2008, we repaid at maturity our $100.0 million, 9.125% unsecured senior notes.  We repaid these notes with amounts available under our unsecured lines of credit which have significantly lower interest rates than the bonds.  This interest rate savings was offset by higher outstanding debt levels related to the expansion and development activities since June 30, 2007 and a prepayment premium of approximately $406,000 associated with the repayment of an outstanding mortgage loan in June 2008.

During the second quarter of 2008, we settled interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate of $200 million of new debt for 10 years from July 2008.  We originally entered into these agreements in 2005 in anticipation of a public debt offering during 2008, based on the 10 year US Treasury rate.  Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to close such a US Treasury based debt offering.  The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on settlement of US treasury rate locks in our consolidated statements of operations.

Equity in earnings of unconsolidated joint ventures increased due to increases in rental rates on lease renewals at Myrtle Beach Hwy 17 and lower interest rates and debt outstanding at Wisconsin Dells related to its variable interest rate mortgage.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities.  Rental and occupancy rates are the primary factors that influence property rental income levels.  During the past years we have experienced a consistent overall portfolio occupancy level between 95% and 98% with strong base rental rate growth.  These factors have led to our growth in net cash provided by operating activities, excluding a one-time payment for the settlement of US treasury rate locks of $8.9 million, from $42.9 million to $45.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2008.

Investing Activities

During the 2008 period, we had one wholly-owned new development near Pittsburgh, Pennsylvania under construction and several existing center reconfigurations and renovations underway.  These development activities have caused the increase in net cash used in investing activities to increase from $30.8 million to $65.2 million for the six month periods ended June 30, 2007 and 2008, respectively.  In addition, we have an additional development project underway through an unconsolidated joint venture, Deer Park, to develop and own a Tanger Outlet center in Deer Park, New York.  The project is nearing completion with an expected opening in the fourth quarter of 2008.  Additional capital contributions were made to the project of $1.5 million during the 2008 period.

Financing Activities

Long-term debt is our primary method of financing the projects mentioned in the investing activities section as we derive the majority of our operating cash flows from our operating leases over an average of five years.  During 2008, we were successful in closing a $235.0 million, three year, unsecured term loan facility.  We also extended and increased our unsecured lines of credit with several major financial institutions.  We now have a borrowing capacity under our unsecured lines of credit of $325.0 million.  We repaid $100.0 million of 9.125% senior unsecured bonds and a $170.7 million mortgage loan during the first six months of 2008.  The combination of these transactions enabled us to provide $27.6 million of net cash from financing activities in the 2008 period compared to using $19.3 million in the 2007 period.  In light of the current financial market environment, we consider the completion of these transactions as an example of our ability to access the capital markets.  See “Financing Arrangements” for further discussion of the above transactions.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Washington County, Pennsylvania

During the second quarter of 2008, we continued the development, construction and leasing of our site located south of Pittsburgh, Pennsylvania in Washington County.  We currently expect the grand opening of the first phase of the outlet center to be August 29, 2008.  Tenants in the center will include Nike, Gap, Old Navy, Banana Republic, Coach and others.  The first phase of the center will contain approximately 370,000 square feet.

Expansions at Existing Centers

During the second quarter of 2008, we completed our expansion at the center located in Barstow, California.  As of June 30, 2008, the center contained a total of approximately 171,000 square feet, including 62,000 square feet of newly opened expansion space.

Commitments to complete construction of the Washington County development, along with renovations at centers in Myrtle Beach Hwy 501, South Carolina; Gonzales, Louisiana and Foley, Alabama and other capital expenditure requirements amounted to approximately $32.5 million at June 30, 2008.  Commitments for construction represent only those costs contractually required to be paid by us.

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

We have also started the initial pre-development and leasing for a site we have under option in Port St. Lucie, Florida at Exit 118 on Interstate I-95.  Approximately 64,000 cars utilize this exit each day.  Port St. Lucie is one of Florida’s fastest growing cities and is located less than 40 miles north of Palm Beach, Florida and is one exit south of the New York Mets’ spring training facility.  This center is expected to be approximately 300,000 square feet and initial reaction to the site from our magnet tenants has been very positive.

During the first quarter of 2008, we announced our plans to build an upscale outlet shopping center in Irving, Texas, our third in the state.  The new, 380,000 square foot Tanger outlet center will be strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  The site is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.  We recently entered into a purchase and sale agreement with the University of Dallas for the center's 50 acre site.  We are currently scheduled to break ground in 2009 and open in 2010.

In July 2008, we announced our plans to build an upscale outlet shopping center in a western suburb of Phoenix, Arizona.  Strategically located at the South West quadrant of the 101 Loop & Camelback Road, the new, 330,000 square foot, 80 store, Tanger Outlet Center will be positioned in one of the fastest growing sections of the Phoenix market and only 30 minutes from some of the highest household incomes in the Phoenix Metropolitan area.  We entered into a purchase and sale agreement with HWWCC Development, LLC for the center's more than 30 acre site.  We are currently scheduled to break ground in 2009 and open in 2010.

At this time, we are in the initial study period on these potential new locations.  As such, there can be no assurance that any of these sites will ultimately be developed.

UNCONSOLIDATED JOINT VENTURES

The following table details certain information as of June 30, 2008 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Myrtle Beach Hwy 17	Myrtle Beach, South Carolina	2002	50%	402,013	$0.5	$35.8

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.5	$25.3

Deer Park	Deer Park, Long Island NY	Under construction	33%	800,000 estimated	$5.7	$154.0

We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise.  This results in a higher return for the joint venture on its investment and in a higher return on our investment in the joint venture.  We have joint and several guarantees for a portion of the debt outstanding for Wisconsin Dells and Deer Park as of June 30, 2008.

As is typical in real estate joint ventures, each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to incur a significant cash outflow in order to maintain an ownership position in these outlet centers.

Deer Park

In October 2003, we established the Deer Park joint venture to develop and own a center in Deer Park, New York. Construction has begun on the initial phase that will contain approximately 682,000 square feet including a 32,000 square foot Neiman Marcus Last Call store, which will be the first and only one on Long Island. Other tenants will include Anne Klein, Banana Republic, BCBG, Christmas Tree Shops, Eddie Bauer, Reebok, New York Sports Club and others.  Regal Cinemas has also leased 71,000 square feet for a 16-screen Cineplex, one of the few state of the art cineplexes on Long Island.  We currently expect to have a grand opening celebration on October 23, 2008.  Upon completion of the project, the shopping center will contain over 800,000 square feet.

In June 2008, we made additional capital contributions of $1.5 million to Deer Park. Both of the other venture partners made equity contributions equal to ours.  After making the above contribution, the total amount of equity contributed by each venture partner to the project was approximately $4.7 million.

In May 2007, the joint venture closed on a $284.0 million construction loan for the project with a weighted average interest rate of 30 day LIBOR plus 1.49%.  Over the life of the loan, if certain criteria are met, the weighted average interest rate can decrease to 30 day LIBOR plus 1.23%.  The loan, which had a balance as of June 30, 2008 of $151.6 million, is scheduled to mature in May 2010 with a one year extension option at that date. The loan is collateralized by the property as well as limited joint and several guarantees by all three venture partners.  The joint venture entered into two interest rate swap agreements during June 2007.  The first swap is for a notional amount of $49.0 million and the second is a forward starting interest rate swap agreement with escalating notional amounts that totaled $66.9 million as of June 30, 2008.  The notional amount of the forward starting interest rate swap agreement will total $121.0 million as of November 1, 2008.  The agreements expire on June 1, 2009.  These swaps will effectively change the rate of interest on up to $170.0 million of variable rate construction debt to a fixed rate of 6.75%.

Financing Arrangements

During the second quarter of 2008, we closed on a $235.0 million unsecured three year term loan facility.  The syndicated facility was jointly arranged by Banc of America Securities LLC and Wells Fargo Bank, N.A., with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent.  The facility bears interest at a spread over LIBOR of 160 basis points, with the spread adjusting over time, based upon our debt ratings.  We currently maintain investment grade ratings with Moody's Investors Service (Baa3 stable) and Standard and Poor's Ratings Services (BBB- positive).

Proceeds from the term loan were used to repay our only remaining mortgage loan with a principal balance of approximately $170.7 million in June 2008.  A prepayment premium, representing interest through the July payment date, of approximately $406,000 was paid at closing.  Upon the repayment of this mortgage, our entire portfolio of wholly-owned properties became unencumbered.  The remaining proceeds of approximately $62.8 million, net of closing costs, were applied against amounts outstanding on our unsecured lines of credit and to settle the interest rate lock protection agreements discussed in Note 7, Derivatives.

In July 2008, we entered into an interest rate swap agreement with Wells Fargo Bank, N.A. for a notional amount of $118.0 million.  The purpose of the swap is to fix the interest rate on a portion of the $235.0 million outstanding under the term loan facility completed in June 2008.  The swap fixed the one month LIBOR rate at 3.605%.  This swap agreement, when combined with the current spread of 160 basis points on the term loan facility, fixes our interest rate on $118.0 million of variable rate debt at 5.205% until April 1, 2011.

On February 15, 2008, our $100.0 million, 9.125% unsecured senior notes matured.  We repaid these notes with amounts available under our unsecured lines of credit.

During the first quarter of 2008, we increased the maximum availability under our existing unsecured lines of credit by $125.0 million, bringing our total availability to $325.0 million.  The terms of the increases are identical to those included within the existing unsecured lines of credit with the current borrowing rate ranging from LIBOR plus 75 basis points to LIBOR plus 85 basis points.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.

At June 30, 2008, 100% of our outstanding long-term debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered.  The average interest rate, including loan cost amortization, on average debt outstanding was 5.7% and 6.6% for the three months ended June 30, 2008 and 2007, respectively, and 6.0% and 6.6% for the six months ended June 30, 2008 and 2007, respectively.

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

On July 10, 2008, our Board of Directors declared a $.38 cash dividend per common share payable on August 15, 2008 to each shareholder of record on July 30, 2008, and caused a $.76 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's minority interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on August 15, 2008 to holders of record on July 30, 2008.

Off-Balance Sheet Arrangements

We are a party to a joint and several guarantee with respect to the $25.3 million construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006.  We are also a party to a joint and several guarantee with respect to the loan obtained by Deer Park which as of June 30, 2008 had a balance of $154.0 million.  See “Joint Ventures” section above for further discussion of off-balance sheet arrangements and their related guarantees.  Our pro-rata portion of the Myrtle Beach Hwy 17 joint venture mortgage collateralized by the outlet center is $17.9 million. No guarantee is required by us related to the Myrtle Beach Hwy 17 mortgage.

Critical Accounting Policies and Estimates

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2008.

Related Party Transactions

As noted above in “Unconsolidated Joint Ventures”, we are 50% owners of the Myrtle Beach Hwy 17 and Wisconsin Dells joint ventures.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for such services.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 and Wisconsin Dells (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Fee:
Management and leasing	$ 264	$ 134	$ 492	$ 279
Marketing	31	28	65	57
Total Fees	$ 295	$ 162	$ 557	$ 336

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the minority owner of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board and Chief Executive Officer, is its sole general partner.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $4.5 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations”, or FAS 141R.  FAS 141R is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 141R on January 1, 2009.  FAS 141R replaces FAS 141 “Business Combinations” and requires that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations for which the acquisition date is on or after January 1, 2009, as well as for an acquirer to be identified for each business combination.  FAS 141R establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial affects of the business combination.  We are currently evaluating the impact of adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which means that we will adopt FAS 160 on January 1, 2009.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 changes accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity in the consolidated financial statements.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  We are currently evaluating the impact of adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued Staff Position No. APB 14-1,”Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” ("FSP APB 14-1"). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently assessing the impact that adopting FSP APB 14-1 will have on the accounting for our $149.5 million in convertible debt outstanding as of June 30, 2008 and December 31, 2007, respectively.

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

▪	FFO, which includes discontinued operations, may not be indicative of our ongoing operations; and
▪	Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity.  We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally.

Below is a reconciliation of net income to FFO for the three and six months ended June 30, 2008 and 2007 as well as other data for those respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
FUNDS FROM OPERATIONS
Net income	$1,288	$6,425	$8,249	$9,706
Adjusted for:
Minority interest in operating partnership	(23)	982	1,065	1,346
Minority interest, depreciation and amortization
attributable to discontinued operations	---	54	---	108
Depreciation and amortization uniquely significant to
real estate – consolidated	14,608	15,412	30,116	33,776
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	651	680	1,303	1,334
Funds from operations (FFO)	16,524	22,553	40,733	46,270
Preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Funds from operations available to common
shareholders and minority interests	$15,117	$22,146	$37,920	$43,457
Weighted average shares outstanding (1)	37,615	37,614	37,596	37,604
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

During 2008, we have approximately 1,350,000 square feet, or 16% of our wholly-owned portfolio, coming up for renewal.  If we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

As of June 30, 2008, we had renewed approximately 984,000 square feet, or 73% of the square feet scheduled to expire in 2008.  The existing tenants have renewed at an average base rental rate approximately 18% higher than the expiring rate.  We also re-tenanted approximately 403,000 square feet of vacant space during the first six months of 2008 at a 43% increase in the average base rental rate from that which was previously charged.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks.  No one tenant (including affiliates) accounted for more than 6% of our combined base and percentage rental revenues for the three or six months ended June 30, 2008.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased.

As of June 30, 2008 and 2007, our centers were 96% occupied.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.  We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  As of June 30, 2008, we did not hold any derivative contracts or other financial instruments.

As of June 30, 2008, 48% of our outstanding debt had variable interest rates and was therefore subject to market fluctuations.  A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $3.6 million in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The fair market value of long-term fixed interest rate debt is subject to market risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The estimated fair value of our total long-term debt at June 30, 2008 was $749.2 million and its recorded value was $762.1 million.  A 1% increase or decrease from prevailing interest rates at June 30, 2008 would result in a corresponding decrease or increase in fair value of total long-term debt by approximately $32.7 million.  Fair values were determined from quoted market prices, where available, using current interest rates considering credit ratings and the remaining terms to maturity.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008. There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16, 2008 we held our Annual Meeting of Shareholders.  The first matter on which the common shareholders voted was the election of six directors to serve until the next Annual Meeting of Shareholders.  The results of the voting are as shown below:

Nominees	Votes For	Votes Withheld
Stanley K. Tanger	28,399,169	229,276
Steven B. Tanger	28,117,473	510,972
Jack Africk	28,206,081	422,364
William G. Benton	28,198,422	430,023
Thomas E. Robinson	28,286,661	341,784
Allan L. Schuman	28,468,084	160,361

The second matter on which the common shareholders voted was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The results of the voting are as shown below:

Votes For	Votes Against	Abstain
28,436,600	157,116	34,728

Item 6.  Exhibits

10.8
Amended and Restated Employment Agreement for Lisa J. Morrison effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.9
Amended and Restated Employment Agreement for Joseph H. Nehmen effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.21
Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated June 11, 2008).

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

TANGER FACTORY OUTLET CENTERS, INC.

By:      /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: August 1, 2008

Exhibit Index

Exhibit No.                                           Description
__________________________________________________________________________________

10.8
Amended and Restated Employment Agreement for Lisa J. Morrison effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.9
 Amended and Restated Employment Agreement for Joseph H. Nehmen effective as of January 1, 2008 (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated May 5, 2008).

10.21
 Term loan credit agreement dated June 10, 2008 between Tanger Properties Limited Partnership and Banc of America Securities LLC and Wells Fargo Bank, N.A. with Bank of America, N.A. serving as Administrative Agent and Wells Fargo Bank, N.A. serving as Syndication Agent (Incorporated by reference to the exhibits of the Company’s Current report on Form 8-K dated June 11, 2008).

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