Form 10-K/A
period 2007-12-31
TANGER FACTORY OUTLET CENTERS INC
filed 2009-02-20
CIK 899715

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2008, to amend the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2, which inadvertently included an incorrect version of paragraph 5 of the certification.  This Form 10-K/A is solely limited to correcting the certifications.  Since this Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged.

PART II

Item 9A.                      Controls and Procedures

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the registrant’s disclosure controls and procedures on December 31, 2007 and concluded that, as of that date, the registrant’s disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15 of the 2007 Form 10-K.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statements

Exhibits

Exhibit No.                                                      Description

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

TANGER FACTORY OUTLET CENTERS, INC.

By:/s/ Steven B. Tanger
     Steven B. Tanger
     President and Chief Executive Officer

February 20, 2009