Form 10-Q/A
period 2008-09-30
TANGER FACTORY OUTLET CENTERS INC
filed 2009-02-20
CIK 899715

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

EXPLANATORY NOTE

We are filing this Amendment No.1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”), as filed with the Securities and Exchange Commission, or the SEC, on November 7, 2008, to amend the certifications of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibits 31.1 and 31.2, which inadvertently included an incorrect version of paragraph 5 of the certification.  This Form 10-Q/A is solely limited to correcting the certifications.  Since this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events, all information other than the language of the certifications is unchanged.

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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