Form 10-Q
period 2009-03-31
TANGER FACTORY OUTLET CENTERS INC
filed 2009-05-11
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

31,905,081 Common Shares,
$.01 par value, outstanding as of May 1, 2009

TANGER FACTORY OUTLET CENTERS, INC.
Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of March 31, 2009 and December 31, 2008	3
Consolidated Statements of Operations -
for the three months ended March 31, 2009 and 2008	4
Consolidated Statements of Cash Flows -
for the three months ended March 31, 2009 and 2008	5
Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:		(as adjusted)
Rental property
Land	$135,710	$135,689
Buildings, improvements and fixtures	1,348,211	1,260,243
Construction in progress	4,805	3,823
	1,488,726	1,399,755
Accumulated depreciation	(374,541)	(359,301)
Rental property, net	1,114,185	1,040,454
Cash and cash equivalents	3,101	4,977
Investments in unconsolidated joint ventures	9,773	9,496
Deferred charges, net	48,294	37,750
Other assets	34,010	29,248
Total assets	$1,209,363	$1,121,925
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $8,367 and
$9,137, respectively)	$391,133	$390,363
Mortgage payable (including a debt discount of $1,166 and $0, respectively)	34,634	---
Unsecured term loan	235,000	235,000
Unsecured lines of credit	188,400	161,500
	849,167	786,863
Construction trade payables	9,070	11,968
Accounts payable and accrued expenses	27,777	26,277
Other liabilities	33,868	30,914
Total liabilities	919,882	856,022
Commitments
Equity
Tanger Factory Outlet Centers, Inc. shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at March 31, 2009 and
December 31, 2008	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 31,888,401 and 31,667,501 shares issued
and outstanding at March 31, 2009 and December 31,
2008, respectively	319	317
Paid in capital	372,762	371,190
Distributions in excess of net income	(184,349)	(201,679)
Accumulated other comprehensive loss	(8,533)	(9,617)
Equity attributable to shareholders of Tanger Factory Outlet Centers, Inc.	255,199	235,211
Equity attributable to noncontrolling interest in Operating Partnership	34,282	30,692
Total equity	289,481	265,903
Total liabilities and equity	$1,209,363	$1,121,925

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
		(as adjusted)
Revenues
Base rentals	$42,927	$37,232
Percentage rentals	1,308	1,178
Expense reimbursements	19,219	17,478
Other income	1,704	1,388
Total revenues	65,158	57,276

Expenses
Property operating	21,748	19,219
General and administrative	5,935	5,271
Depreciation and amortization	20,397	15,583
Total expenses	48,080	40,073
Operating income	17,078	17,203
Interest expense	(11,210)	(10,199)
Gain on fair value measurement of previous interest held in acquired joint venture	31,497	---
Income before equity in earnings (losses) of unconsolidated joint ventures	37,365	7,004
Equity in earnings (losses) of unconsolidated joint ventures	(897)	394
Net income	36,468	7,398
Noncontrolling interest in Operating Partnership	(5,698)	(981)
Net income attributable to shareholders of Tanger Factory Outlet Centers, Inc.	$30,770	$6,417

Basic earnings per common share:
Income from continuing operations	$.93	$.16
Net income	$.93	$.16

Diluted earnings per common share:
Income from continuing operations	$.92	$.16
Net income	$.92	$.16

Dividends paid per common share	$.38	$.36

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(as adjusted)
OPERATING ACTIVITIES
Net income	$36,468	$7,398
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,429	15,583
Amortization of deferred financing costs	465	361
Equity in (earnings) loss of unconsolidated joint ventures	897	(394)
Compensation expense related to restricted shares
and options granted	1,297	1,224
Amortization of debt premiums and discount, net	999	12
Gain on fair value measurement of previous interest held in acquired
joint venture	(31,497)	---
Distributions of cumulative earnings from unconsolidated joint ventures	168	885
Amortization of above/(below) market rent rate adjustment, net	77	105
Straight-line base rent adjustment	(777)	(789)
Increase (decrease) due to changes in:
Other assets	382	(3,310)
Accounts payable and accrued expenses	1,622	(3,437)
Net cash provided by operating activities	30,530	17,638
INVESTING ACTIVITIES
Additions to rental property	(11,306)	(24,897)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	(31,086)	---
Distributions in excess of cumulative earnings from unconsolidated joint ventures	42	---
Additions to deferred lease costs	(1,473)	(1,104)
Net cash used in investing activities	(43,823)	(26,001)
FINANCING ACTIVITIES
Cash dividends paid	(13,440)	(12,689)
Distributions to noncontrolling interest in Operating Partnership	(2,302)	(2,183)
Proceeds from borrowings and issuance of debt	70,500	180,820
Repayments of debt	(43,600)	(158,795)
Proceeds from tax increment financing	---	1,449
Additions to deferred financing costs	---	(571)
Proceeds from exercise of options	259	222
Net cash provided by financing activities	11,417	8,253
Net decrease in cash and cash equivalents	(1,876)	(110)
Cash and cash equivalents, beginning of period	4,977	2,412
Cash and cash equivalents, end of period	$3,101	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of factory outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which focuses exclusively on developing, acquiring, owning, operating and managing factory outlet shopping centers.  As of March 31, 2009, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet.  These factory outlet centers were 94% occupied.  Also, we operated and had partial ownership interests in two outlet centers totaling approximately 950,000 square feet.

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

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2008.  The December 31, 2008 balance sheet data was derived from audited financial statements.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FSP APB 14-1, FAS 160, and FSP EITF 03-6-1 on January 1, 2009, as discussed below.

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

Adoption of Recent Accounting Pronouncements

FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”

Effective January 1, 2009, we retrospectively adopted Financial Accounting Standards Board staff position FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  In August 2006 we issued $149.5 million of Exchangeable Notes at an interest rate of 3.75%, or the Exchangeable Notes.  These Exchangeable Notes are within the scope of FSP 14-1, which requires bifurcation of the Exchangeable Notes into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective interest method over the remaining life of the debt (the first redemption date in August 2011).  The accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  Upon implementation of this accounting change we did the following:

•
We concluded that the difference between the fair value of the debt component at issuance and the initial proceeds received was approximately $15.0 million based on a market interest rate of 6.11%.  Therefore, we recorded an increase to equity of approximately $15.0 million.  The corresponding debt discount of $15.0 million recognized was as a reduction to the carrying value of the Exchangeable Notes on the balance sheets.

The Exchangeable Notes issued in 2006 have an outstanding principal amount of $149.5 million and are reflected on our consolidated balance sheets as follows:

	As of March 31, 2009 (1)	As of December 31, 2008
Equity component carrying amount	$ 15.0	$ 15.0
Unamortized debt discount	$ 7.7	$ 8.5
Net debt carrying amount	$141.8	$141.0

•
We also reclassified approximately $363,000 of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Exchangeable Notes.

•
Distributions in excess of net income as of December 31, 2008 includes a decrease of approximately $5.1 million for the cumulative accretion of the debt discount from August 2006 through December 31, 2008.

•
Interest expense, net of additional capitalized amounts and reclassified loan cost amortization, for the three months ended March 31, 2009 and 2008, respectively, includes approximately $731,000 and $651,000 of additional non-cash interest expense related to the accretion of the debt discounts.  Interest costs of $1.4 million were recognized for each of the three month periods in 2009 and 2008 related to the contractual interest coupon.

•	The revised diluted earnings per common share for the quarter ended March 31, 2008 was reduced by $.02 per share from its originally recorded amount.

FAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  We adopted the provisions of FAS 160 effective January 1, 2009 and adopted the recent revisions to EITF Topic D-98, "Classification and Measurements of Redeemable Securities", which became effective upon our adoption of FAS 160.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the noncontrolling interest's share of earnings is included in consolidated net income. The calculation of earnings per share continues to be based on income amounts attributable to the Company.  FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests.  All other requirements of FAS 160 shall be applied prospectively.  Upon adoption of FAS 160 we did the following:

•
We reclassified the noncontrolling interests of the Operating Partnership from the mezzanine section of our balance sheets to equity but separate from the equity attributable to the shareholders of the Company.  This reclassification totaled $34.3 million and $30.7 million as of March 31, 2009 and December 31, 2008, respectively.

•
We display on the statements of operations net income at levels that include the amounts attributable to both the Company and the noncontrolling interest.  We also display the amounts of net income attributable to the Company and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income.

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareholder of Tanger Factory Outlet Centers, Inc. and equity attributable to the noncontrolling interest in the Operating Partnership (in thousands, except share and per share amounts):

	Shareholders of Tanger Factory Outlet Centers, Inc.
	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest in Operating Partnership	Total Equity
Balance at December 31, 2008 as previously reported	$75,000	$317	$358,891	$(196,535)	$(9,617)	$228,056	$ ---	$228,056
Cumulative effect from adoption of FSP APB 14-1			12,299	(5,144)		7,155	1,371	8,526
Reclassification upon adoption of FAS 160							29,321	29,321
Balance at December 31, 2008 as adjusted	$75,000	$317	$371,190	$(201,679)	$(9,617)	$235,211	$30,692	$265,903
Comprehensive Income:
Net Income				30,770		30,770	5,698	36,468
Other comprehensive					1,084	1,084	211	1,295
Total comprehensive income						31,854	5,909	37,763
Compensation under incentive award plan			1,297			1,297		1,297
Issuance of 13,400 common shares upon
exercise of options			260			260		260
Grant of 207,500 restricted shares		2	(2)
Adjustment for minority interest in Operating Partnership			17			17	(17)
Preferred dividends ($0.47 per share)				(1,406)		(1,406)		(1,406)
Common dividends ($0.38 per share)				(12,034)		(12,034)		(12,034)
Distributions to noncontrolling interest
in Operating Partnership							(2,302)	(2,302)
Balance at March 31, 2009	$75,000	$319	$372,762	$(184,349)	$(8,533)	$255,199	$34,282	$289,481

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

On January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, all prior-period earnings per share data are required to be adjusted retrospectively.  The impact upon adoption was a decrease of $.02 per share for the three months ended March 31, 2009.  The impact on the three months ended March 31, 2008 was immaterial.

Reclassifications

Certain amounts in the December 31, 2008 consolidated balance sheet have been reclassified to the caption “other liabilities” from the caption “Accounts payable and accrued expenses” to conform to the presentation of the consolidated balance sheet presented as of March 31, 2009.  The caption other liabilities includes the fair value of derivative instruments and the liability related to the Washington County, Pennsylvania tax increment financing obligation.

3.	Development of Rental Properties

Expansions at Existing Centers

During the first quarter of 2009 we continued construction activities on a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  We expect tenants to begin opening during the second quarter of 2009.

Commitments to complete construction of our expansions and renovations, and other capital expenditure requirements amounted to approximately $3.5 million at March 31, 2009.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended March 31, 2009 and 2008 amounted to $36,000 and $535,000, respectively.

Tax Increment Financing

In December 2006 the Redevelopment Authority of Washington County, Pennsylvania issued tax increment financing bonds to finance a portion of the public infrastructure improvements related to the construction of the Tanger outlet center in Washington, PA.  We received the net proceeds from the bond issuance as reimbursement as we spent funds on qualifying assets as defined in the bond agreement.  Debt service of these bonds is funded by 80% of the real property taxes assessed within the tax increment financing district and any shortfalls in the debt service are funded by special assessments on the Washington, PA property.  We have recorded in other liabilities on our consolidated balance sheet approximately $17.5 million as of March 31, 2009 which represents the funds that we have received and expect to receive from the bonds.  Associated with this liability is a discount of $6.1 million representing the difference between the amount received and the total amount of the bonds issued.  The principal amount of bonds issued totaled $23.6 million, mature in July 2035 and bear interest at an effective rate of 8.10% and a stated rate of 5.45%.  For the three months ended March 31, 2009, approximately $354,000 of interest expense related to this bond is included in the consolidated statement of operations.  Estimated principal reductions over the next five years are expected to approximate $384,000.

Change in Accounting Estimate

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center.  Based on our current redevelopment timeline, we determined that the estimated remaining useful life of the existing outlet center is approximately three years.  As a result of this change in useful lives, additional depreciation and amortization of approximately $1.2 million was recognized during the three months ended March 31, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.03 per share for the three months ended March 31, 2009.

4.	Acquisition of Rental Property

On January 5, 2009, we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17 for a cash price of $32.0 million, which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit. We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and has therefore been consolidated in 2009.

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

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of January 5, 2009, the date of acquisition (in thousands) and the weighted average amortization period by major intangible asset class (in years):

	Value	Weighted amortization period
Buildings, improvements and fixtures	$ 81,182
Deferred lease costs and other intangibles
Below market lease value	(2,358)	5.8
Below market land lease value	4,807	56.0
Lease in place value	7,998	4.4
Tenant relationships	7,274	8.8
Present value of lease & legal costs	1,145	4.9
Total deferred lease costs and other intangibles	18,866
Subtotal	100,048
Debt discount	1,467
Fair value of interest rate swap assumed	(1,715)
Fair value of identifiable assets and liabilities assumed, net	(43)
Net assets acquired	$ 99,757

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

5.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of March 31, 2009 and December 31, 2008 aggregated $9.8 million and $9.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At March 31, 2009, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, NY	2008	33.3%	684,952	$4.2	$262.9

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.5	$25.3

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 (2008 period only), Wisconsin Dells and Deer Park (in thousands):

	Three months ended
	March 31,
	2009	2008
Fee:
Management and leasing	$ 471	$ 228
Marketing	39	34
Total Fees	$ 510	$ 262

Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing and development services provided to Wisconsin Dells.  Our investment in Deer Park is reduced by 33.3% of the profits earned for leasing services provided to Deer Park.  Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets – Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.  As of March 31, 2009, we do not believe that any of our equity investments were impaired.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006.  In February 2006, in conjunction with the construction of the center, Wisconsin Dells entered into a three-year, interest-only mortgage agreement with a one-year maturity extension option.  In February 2009, the one-year option became effective to extend the maturity of the mortgage to February 24, 2010.  As of March 31, 2009, the loan had a balance of $25.3 million with a floating interest rate based on the one month LIBOR index plus 1.30%.  The construction loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of March 31, 2009	As of December 31, 2008
Assets:
Investment properties at cost, net	$ 288,951	$ 323,546
Cash and cash equivalents	13,195	5,359
Deferred charges, net	6,307	7,025
Other assets	4,399	6,324
Total assets	$ 312,852	$ 342,254
Liabilities and Owners’ Equity:
Mortgages payable	$ 288,169	$ 303,419
Construction trade payables	3,356	13,641
Accounts payable and other liabilities (1)	6,998	9,479
Total liabilities	298,523	326,539
Owners’ equity (1)	14,329	15,715
Total liabilities and owners’ equity	$312,852	$ 342,254

(1)
Includes the fair value of interest rate protection agreements at Deer Park as of March 31, 2009 and Deer Park and Myrtle Beach Hwy 17 as of December 31, 2008, in the amounts $2.1 and $5.6, respectively, recorded as an increase in accounts payable and other liabilities and a reduction of owners’ equity in other comprehensive income.

	Three months ended
Summary Statement of Operations	March 31,
– Unconsolidated Joint Ventures	2009	2008

Revenues	$ 8,524	$ 4,757

Expenses:
Property operating	4,247	1,802
General and administrative	189	19
Depreciation and amortization	3,174	1,345
Total expenses	7,610	3,166
Operating income	914	1,519
Interest expense	3,731	840
Net income (loss)	$ (2,817)	$ 751

Tanger Factory Outlet Centers, Inc’s share of:
Net income (loss)	$ (897)	$ 394
Depreciation (real estate related)	$ 1,166	$ 652

6.	Other Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Net income	$ 36,468	$ 7,398
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on
Settlement of US treasury rate lock included in net income,	(72)	(68)
Change in fair value of treasury rate locks	---	(9,006)
Change in fair value of cash flow hedges	(70)	---
Change in fair value of our portion of unconsolidated joint ventures
cash flow hedges	1,437	(1,206)
Other comprehensive income (loss)	1,295	(10,280)
Total comprehensive income (loss)	37,763	(2,882)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,909)	661
Total comprehensive income (loss) attributable to common shareholders	$ 31,854	$ (2,221)

7.   Share-Based Compensation

During the first quarter of 2009, our Board of Directors approved the grant of 207,500 restricted common shares to the independent directors and our officers.  The restricted common shares granted to independent directors vest ratably over a three year period.  The restricted common shares granted to officers vest ratably over a five year period.  The grant date fair value of the awards, or $28.19 per share, was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company’s Incentive Award Plan, or Plan.  Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Restricted shares	$1,244	$1,172
Options	53	52
Total share-based compensation	$1,297	$1,224

As of March 31, 2009, there was $17.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

8.   Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
NUMERATOR:
Net income available to the Company	$30,770	$6,417
Less applicable preferred share dividends	(1,406)	(1,406)
Less allocation of earnings to participating securities	(437)	(139)
Net income available to common shareholders	$28,927	$4,872
DENOMINATOR:
Basic weighted average common shares	31,269	30,979
Effect of exchangeable notes	---	92
Effect of outstanding options	81	169
Diluted weighted average common shares	31,350	31,240

Basic earnings per common share:
Income from continuing operations	$.93	$.16
Net income	$.93	$.16

Diluted earnings per common share:
Income from continuing operations	$.92	$.16
Net income	$.92	$.16

Our $149.5 million of Exchangeable Notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $36.04 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three months ended March 31, 2009 and 2008, respectively.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

The Company’s unvested restricted share awards contain non-forfeitable rights to dividends or dividend equivalents. In accordance with FSP EITF 03-06-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, the impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.

9.	Derivatives

We are exposed to various market risks, including changes in interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.  We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At March 31, 2009, all of the derivatives which we originally entered into were considered effective.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008 (in millions).

		As of		As of
		March 31, 2009		December 31, 2008
		Liability Derivatives
	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging
instruments under Statement 133
Interest rate swap agreements	$235.0	Other liabilities	$11.8	Other liabilities	$11.7

Derivatives not designated as hedging
Instruments under Statement 133 (1)
Interest rate swap agreement	$35.0	Other liabilities	$ 1.4	N/A	N/A
Total derivatives	$270.0		$13.2		$11.7
(1)  The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17.  We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet.  Changes in fair value of this derivative will be recorded through the statement of operations until its expiration in March 2010.

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of March 31, 2009 of $2.3 million which will amortize into the statement of operations through October 2015.

10.    Fair Value Measurements

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 to January 1, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Rental property is considered a nonfinancial asset and the testing of it for impairment is considered nonrecurring in nature.  Effective January 1, 2009, the definition of fair value in the context of an impairment evaluation became the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$(13.2)	---

(1) Included in “Other liabilities” in the accompanying consolidated balance sheet.

11.  Non-Cash Investing Activities

Non-cash financing activities that occurred during the 2009 period included the assumption of mortgage debt in the amount of $35.8 million, including a discount of $1.5 million related to the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture as discussed in Note 4.  In addition, rental property increased by $32.0 million related to the fair market valuation of our previously held interest in excess of carrying amount.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of March 31, 2009 and 2008 amounted to $9.1 million and $23.8 million, respectively.

12.	Subsequent Events

In May 2009, Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, approximately $7.2 million of Exchangeable Notes remained outstanding.

13. Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. We do not expect the adoption of FSP FAS 107-1 on July 1, 2009 to have a material impact on our consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2009 with the three months ended March 31, 2008.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to the risk factors listed there through March 31, 2009.

General Overview

At March 31, 2009, our consolidated portfolio included 31 wholly-owned outlet centers in 21 states totaling 9.2 million square feet compared to 29 wholly-owned outlet centers in 21 states totaling 8.4 million square feet at March 31, 2008.  The changes in the number of centers and square feet are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of March 31, 2008	29	8,434	21
New development:
Washington, Pennsylvania	1	371	---
Acquisition:
Myrtle Beach, South Carolina	1	402	---
Center expansions:
Barstow, California	---	19	---
Other	---	(8)	---
As of March 31, 2009	31	9,218	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2009.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly-Owned Outlet Centers	Feet	Occupied
Riverhead, New York (1)	729,315	97
Rehoboth Beach, Delaware (1)	568,868	97
Foley, Alabama	557,185	91
San Marcos, Texas	442,006	97
Myrtle Beach Hwy 501, South Carolina	426,417	86
Sevierville, Tennessee (1)	419,038	98
Myrtle Beach Hwy 17, South Carolina (1) (2)	402,442	97
Hilton Head, South Carolina	388,094	85
Washington, Pennsylvania	370,525	82
Charleston, South Carolina	352,315	91
Commerce II, Georgia	347,025	93
Howell, Michigan	324,631	94
Branson, Missouri	302,992	98
Park City, Utah	298,379	99
Locust Grove, Georgia	293,868	95
Westbrook, Connecticut	291,051	94
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	91
Lincoln City, Oregon	270,280	94
Tuscola, Illinois	256,514	78
Lancaster, Pennsylvania	255,152	97
Tilton, New Hampshire	245,563	96
Fort Myers, Florida	198,950	95
Commerce I, Georgia	185,750	58
Terrell, Texas	177,800	94
Barstow, California	171,300	100
West Branch, Michigan	112,120	96
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	97
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	9,217,939	94 (3)

Unconsolidated Joint Ventures
Deer Park, New York (33.3% owned) (4)	684,952	78
Wisconsin Dells, Wisconsin (50% owned)	264,929	97

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Property serves as collateral on a $35.8 million non-recourse mortgage with an interest rate of LIBOR + 1.40%.
(3)	Excludes the occupancy rate at our Washington, Pennsylvania outlet center which opened during the third quarter of 2008 and has not yet stabilized.
(4)	Includes a 29,253 square foot warehouse adjacent to the property utilized to support the operations of the retail tenants.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Base rentals increased $5.7 million, or 15%, in the 2009 period compared to the 2008 period.  Approximately $3.8 million of the increase related to our new outlet center in Washington, Pennsylvania which opened in August 2008 and our acquisition in January 2009 of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.  Also, our base rental income increased $1.4 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2009 period, we executed 213 leases totaling 1.0 million square feet at an average increase of 20.4%.  This compares to our execution of 239 leases totaling 1.1 million square feet at an average increase of 24.1% during the 2008 period.

In addition, the amount of termination fees recognized in the 2009 period was approximately $400,000 higher when compared to the 2008 period due to several tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At March 31, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $3.0 million.

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $130,000 or 11%.  The entire increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio.  Reported same-space sales per square foot for the rolling twelve months ended March 31, 2009 were $338 per square foot.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses generally fluctuates consistently with the reimbursable property operating expenses to which it relates.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 91% in the 2009 and 2008 periods, respectively.  This decrease is primarily a function of our lower average occupancy rates for the portfolio during the 2009 period.

Other income increased $316,000 or 23%, due to management and leasing fees earned from services provided to the Deer Park joint venture which opened in October 2008.  This increase in fees was offset by a decrease in fees from service provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.

Property operating expenses increased $2.5 million, or 13%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to the $2.2 million of incremental operating costs from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. In addition in the first quarter of 2009, we incurred an increase of approximately $400,000 in snow removal costs at several other properties within our portfolio compared to the 2008 period.

General and administrative expenses increased $664,000, or 13%, in the 2009 period as compared to the 2008 period.  The increase is due to a number of factors including: higher expenses related to reserves for doubtful accounts and bankruptcies; higher legal and professional fees and full quarter effect of the restricted shares issued in late February 2008 and additional restricted shares issued in late February 2009.  As a percentage of total revenues, general and administrative expenses were 9% for both the 2009 and 2008 periods.

Depreciation and amortization increased $4.8 million, or 31%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we determined that the estimated useful life of the existing Hilton Head I, South Carolina center approximated three years based on the approval received from Beaufort County, South Carolina to implement a redevelopment plan at our Hilton Head I, SC outlet center.  As a result of this change in useful lives, additional depreciation and amortization of approximately $1.2 million was recognized during the three months ended March 31, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.03 per share for the three months ended March 31, 2009.  The remainder of the increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio, representing $3.3 million of depreciation and amortization for the 2009 period.

Interest expense increased $1.0 million, or 10%, in the 2009 period compared to the 2008 period.  Since the 2008 period, we completed the construction of the Washington, PA outlet center, acquired the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture and completed several major renovations at various centers across our portfolio.  These projects increased our debt levels significantly during that time which has resulted in higher interest expense.  However, this increase in interest expense was partially offset by lower interest rates that were achieved through the refinancing of certain of our fixed rate debt and the overall decrease in rates on our existing unsecured lines of credit. The average interest rate, including loan cost amortization, on average debt outstanding for the three months ended March 31, 2009 and 2008 was 4.93% and 6.07%, respectively.

Equity in earnings (losses) of unconsolidated joint ventures decreased $1.3 million in the 2009 period compared to the 2008 period.  The decrease is due mainly to our equity in the losses incurred by the Deer Park property, which opened during October 2008, totaling $1.1 million due to depreciation charges and leverage on the project.  We expect results to improve during the stabilization of the property in its first year of operation.  In addition, the 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009.

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit. We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and is consolidated in 2009.  The acquisition was accounted for under the provisions of FAS 141R which was effective January 1, 2009.  Under these provisions we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities.  Rental and occupancy rates are the primary factors that influence property rental income levels.  Since the 2008 period, we have added two outlet centers to our wholly-owned portfolio thus increasing our cash provided by operations.  In addition, our rental rates upon renewal and re-tenanting have increased in each of the periods between the 2008 period and the 2009 period.  These two factors have more than offset the slight decrease in overall portfolio occupancy on a comparative basis between the periods.

Investing Activities

During the 2009 period, we completed the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center at a cash purchase price of $32.0 million.  This increase in cash used in investing activities was offset by a decrease in our additions to rental property.  Additions to rental property during 2008 period were significantly higher than the 2009 period due to the expenditures related to our Washington, PA outlet center which opened in August 2008 and two major renovation projects which were on-going during most of that period.  There are no significant renovation projects planned during 2009.

Financing Activities

As noted in investing activities above, during the 2009 period we completed the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, SC center funding the majority of the cash purchase price with amounts available under our unsecured lines of credit facilities.  This increase in cash provided by financing activities was offset by a decrease in additions to rental property as our development pipeline has decreased when compared to the 2008 period.  The 2008 period included significant expenditures to complete the construction of the Washington, PA outlet center which eventually opened in August 2008 and the two major renovation projects discussed above.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

Expansions at Existing Centers

During the first quarter of 2009 we continued construction activities on a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  We expect tenants to begin opening during the second quarter of 2009.

Commitments to complete construction of our expansions and renovations, and other capital expenditure requirements amounted to approximately $3.5 million at March 31, 2009.  Commitments for construction represent only those costs contractually required to be paid by us.

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

Financing Arrangements

At March 31, 2009, approximately 96% of our outstanding debt represented unsecured borrowings and approximately 95% of the gross book value of our real estate portfolio was unencumbered.  We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $325.0 million.  Five of our six lines of credit, representing $300.0 million, have maturity dates of June 2011 or later.  The remaining line of credit, which provides for borrowings of up to $25.0 million, matures in June 2009 and had no amounts outstanding as of March 31, 2009.

In May 2009, Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, approximately $7.2 million of Exchangeable Notes remained outstanding.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests.  We have no significant debt maturities until 2011.  We are a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3.  We intend to update our shelf registration during the second quarter of 2009.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2009.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with Real Estate Investment Trust, or REIT, requirements in both the short and long-term.  Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually.  Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing lines of credit or invested in short-term money market or other suitable instruments.

We believe our current balance sheet position is financially sound; however, due to the current weakness in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next debt maturities occur.  As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

On April 9, 2009, our Board of Directors declared a $.3825 cash dividend per common share payable on May 15, 2009 to each shareholder of record on April 30, 2009, and caused a $.7650 per Operating Partnership unit cash distribution to be paid to the Operating Partnership’s noncontrolling interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on May 15, 2009 to holders of record on April 30, 2009.

Off-Balance Sheet Arrangements

The following table details certain information as of March 31, 2009 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, NY	2008	33.3%	684,952	$4.2	$262.9

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.5	$25.3

We may issue guarantees for the debt of a joint venture in order for the joint venture to obtain funding or to obtain funding at a lower cost than could be obtained otherwise.  We are party to a joint and several guarantee with respect to the construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006, which currently has a balance of $25.3 million.  We are also party to a joint and several guarantee with respect to the loans obtained by the Deer Park joint venture which currently have a balance of $262.9 million.

Each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

The following table details our share of the debt maturities of the unconsolidated joint ventures as of March 31, 2009 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$87,640	5/17/2011	Libor + 1.375-3.50%
Wisconsin Dells	$12,625	2/24/2010	Libor + 1.30%

Critical Accounting Policies and Estimates

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2009.

Related Party Transactions

As noted above in “Off-Balance Sheet Arrangements”, we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture currently and were a 50% owner of Myrtle Beach Hwy 17 during 2008.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures.  During the three months ended March 31, 2009 and 2008, respectively, we recognized the following fees (in thousands):

	Three months ended
	March 31,
	2009	2008
Fee:
Management and leasing	$ 471	$ 228
Marketing	39	34
Total Fees	$ 510	$ 262

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in, and is the noncontrolling interest in the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of Tanger Family Limited Partnership.  The only material related party transaction with Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $2.3 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. We do not expect the adoption of FSP FAS 107-1 on July 1, 2009 to have a material impact on our consolidated financial position or results of operations.

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

Below is a reconciliation of net income to FFO for the three months ended March 31, 2009 and 2008 as well as other data for those respective periods (in thousands):

	Three Months Ended
	March 31,
	2009	2008
FUNDS FROM OPERATIONS
Net income	$36,468	$7,398
Adjusted for:
Depreciation and amortization uniquely significant to real estate – wholly-owned	20,278	15,508
Depreciation and amortization uniquely significant to real estate
-unconsolidated joint ventures	1,166	652
Gain on fair value measurement of previously held interest
in acquired joint venture	(31,497)	---
Funds from operations (FFO)	26,415	23,558
Preferred share dividends	(1,406)	(1,406)
Allocation to participating securities	(306)	(246)
Funds from operations available to common shareholders	$24,703	$21,906
Weighted average shares outstanding (1)	37,417	37,307

(1)
Includes the dilutive effect of options, restricted share awards and Exchangeable Notes and assumes the partnership units of the Operating Partnership held by the non-controlling interest are converted to common shares of the Company.

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

During 2009, we have approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio coming up for renewal.  If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Existing tenants’ sales have remained stable and renewals by existing tenants have remained strong.  We have renewed 54% of the 1.5 million square feet that are coming up for renewal in 2009 with the existing tenants at a 15% increase in the average base rental rate compared to the expiring rate.  We also re-tenanted 188,000 square feet during the first quarter of 2009 at a 42% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants.  Our factory outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of creditworthy tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues.  Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we had several tenants vacate space in 2008.  As of March 31, 2009, approximately 40% of this space had been released at base rental rates averaging 55% higher than the average rent being paid by the previous tenants.  During the first quarter of 2009, we had non-temporary tenants vacate prior to their natural lease expirations representing an additional 29,000 square feet.  None of this space has yet been released.

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

As of March 31, 2009 and 2008, respectively, occupancy at our wholly-owned centers was 94% and 95%.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.  We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.  At March 31, 2009, the fair value of these contracts was a liability of $11.8 million.  If the one month LIBOR rate decreased 1%, the fair value would be approximately $16.2 million.  The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The valuation also includes a discount for counterparty risk.  We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of March 31, 2009, 22% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations.  A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $1.9 million in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, Exchangeable Notes, unsecured term credit facilities and unsecured lines of credit, at March 31, 2009 and December 31, 2008 was $765.0 million and $711.8 million, respectively, and its recorded value was $849.2 million and $795.3 million, respectively.  A 1% increase from prevailing interest rates at March 31, 2009 and December 31, 2008 would result in a decrease in fair value of total debt of approximately $35.7 million and $37.4 million, respectively.  Fair values were determined, based on level 2 inputs as defined by FAS 157, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4.   Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009.  There were no changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

DATE: May 11, 2009

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