Form 10-Q
period 2009-06-30
TANGER FACTORY OUTLET CENTERS INC
filed 2009-08-07
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

36,782,299 shares of Common Stock,
$.01 par value, outstanding as of July 28, 2009

TANGER FACTORY OUTLET CENTERS, INC.

Index

Page Number
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets -
as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations -
for the three and six months ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows -
for the six months ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6.Exhibits	31

Signatures	31

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:		(as adjusted)
Rental property
Land	$135,708	$135,689
Buildings, improvements and fixtures	1,343,854	1,260,243
Construction in progress	---	3,823
	1,479,562	1,399,755
Accumulated depreciation	(379,412)	(359,301)
Rental property, net	1,100,150	1,040,454
Cash and cash equivalents	5,150	4,977
Investments in unconsolidated joint ventures	9,808	9,496
Deferred charges, net	43,746	37,750
Other assets	31,771	29,248
Total assets	$1,190,625	$1,121,925
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $975 and $9,137, respectively)	$256,235	$390,363
Mortgage payable (including a debt discount of $862 and $0, respectively)	34,938	---
Unsecured term loan	235,000	235,000
Unsecured lines of credit	188,250	161,500
	714,423	786,863
Construction trade payables	6,327	11,968
Accounts payable and accrued expenses	25,103	26,277
Other liabilities	32,152	30,914
Total liabilities	778,005	856,022
Commitments
Equity
Tanger Factory Outlet Centers, Inc. shareholders’ equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at June 30, 2009 and
December 31, 2008	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 36,782,179 and 31,667,501 shares issued
and outstanding at June 30, 2009 and December 31,
2008, respectively	368	317
Paid in capital	482,532	371,190
Distributions in excess of net income	(186,202)	(201,679)
Accumulated other comprehensive loss	(6,879)	(9,617)
Equity attributable to shareholders of Tanger Factory Outlet Centers, Inc.	364,819	235,211
Equity attributable to noncontrolling interest in Operating Partnership	47,801	30,692
Total equity	412,620	265,903
Total liabilities and equity	$1,190,625	$1,121,925

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues		(as adjusted)		(as adjusted)
Base rentals	$43,425	$38,623	$86,352	$75,855
Percentage rentals	940	1,120	2,248	2,298
Expense reimbursements	18,374	15,692	37,593	33,170
Other income	1,928	1,570	3,632	2,958
Total revenues	64,667	57,005	129,825	114,281

Expenses
Property operating	20,794	17,525	42,542	36,744
General and administrative	5,820	5,677	11,755	10,948
Depreciation and amortization	19,652	14,690	40,049	30,273
Impairment charge	5,200	---	5,200	---
Total expenses	51,466	37,892	99,546	77,965
Operating income	13,201	19,113	30,279	36,316
Interest expense	(9,564)	(10,143)	(20,774)	(20,342)
Gain on early extinguishment of debt	10,467	---	10,467	---
Gain on fair value measurement of previously held
interest in acquired joint venture	---	---	31,497	---
Loss on settlement of US treasury rate locks	---	(8,910)	---	(8,910)
Income before equity in earnings (losses) of
unconsolidated joint ventures	14,104	60	51,469	7,064
Equity in earnings (losses) of unconsolidated joint ventures	(517)	558	(1,414)	952
Net income	13,587	618	50,055	8,016
Noncontrolling interest	(1,833)	129	(7,531)	(852)
Net income attributable to common shareholders of
Tanger Factory Outlet Centers, Inc.	$11,754	$747	$42,524	$7,164

Basic earnings per common share
Income (loss) from continuing operations	$.30	$(.03)	$1.19	$.13
Net income (loss)	$.30	$(.03)	$1.19	$.13

Diluted earnings per common share
Income (loss) from continuing operations	$.30	$(.03)	$1.19	$.13
Net income (loss)	$.30	$(.03)	$1.19	$.13

Dividends paid per common share	$.3825	$.38	$.7625	$.74

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(as adjusted)
OPERATING ACTIVITIES
Net income	$50,055	$8,016
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40,049	30,273
Impairment charge	5,200	---
Amortization of deferred financing costs	822	714
Gain on early extinguishment of convertible debt	(10,467)	---
Gain on fair value measurement of previous interest held in acquired
joint venture	(31,497)	---
Loss on settlement of US treasury rate locks	---	8,910
Equity in earnings (losses) of unconsolidated joint ventures	1,414	(952)
Compensation expense related to restricted shares
and options granted	2,889	2,620
Amortization of debt premiums and discount, net	994	190
Distributions of cumulative earnings from unconsolidated joint ventures	360	1,770
Net accretion of market rent rate adjustment	(43)	(93)
Straight-line base rent adjustment	(1,534)	(1,874)
Increase (decrease) due to changes in:
Other assets	1,348	1,005
Accounts payable and accrued expenses	(1,795)	(14,347)
Net cash provided by operating activities	57,795	36,232
INVESTING ACTIVITIES
Additions to rental property	(20,962)	(61,571)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	(31,086)	---
Additions to investments in unconsolidated joint ventures	---	(1,527)
Additions to deferred lease costs	(2,369)	(2,106)
Net cash used in investing activities	(54,417)	(65,204)
FINANCING ACTIVITIES
Cash dividends paid	(27,047)	(26,082)
Distributions to noncontrolling interest in Operating Partnership	(4,623)	(4,486)
Proceeds from debt issuances	109,200	600,120
Repayments of debt	(82,450)	(543,378)
Proceeds from tax incremental financing	944	1,837
Additions to deferred financing costs	---	(2,081)
Proceeds from exercise of options	771	1,718
Net cash provided by (used in) financing activities	(3,205)	27,648
Net increase (decrease) in cash and cash equivalents	173	(1,324)
Cash and cash equivalents, beginning of period	4,977	2,412
Cash and cash equivalents, end of period	$5,150	$1,088

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers.  As of June 30, 2009, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet.  These outlet centers were 95% occupied.  Also, we operated and had partial ownership interests in two outlet centers totaling approximately 950,000 square feet.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries.  Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2008 and in conjunction with the Current Report on Form 8-K that was filed on July 2, 2009 solely to reflect certain retrospective accounting adjustments described below with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The December 31, 2008 balance sheet data in this Form 10-Q was derived from audited financial statements.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FSP APB 14-1, FAS 160, and FSP EITF 03-6-1 on January 1, 2009, as discussed below.

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Intercompany balances and transactions have been eliminated in consolidation. We have performed an evaluation of subsequent events through August 7, 2009, which is the date the Quarterly Report on Form 10-Q was filed.

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

a.
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

b.
We also reclassified upon adoption approximately $363,000 of unamortized financing costs to shareholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the Exchangeable Notes.

c.
Distributions in excess of net income as of December 31, 2008 includes a decrease of approximately $5.1 million for the cumulative accretion of the debt discount from August 2006 through December 31, 2008.

d.	The revised diluted earnings per common share for the three and six months ended June 30, 2008 were reduced by $.02 and $.03 per share, respectively, from their originally recorded amounts.

In May 2009, we completed an exchange offering where we retired a principal amount of $142.3 million of the outstanding Exchangeable Notes and issued approximately 4.9 million common shares in exchange for the related Exchangeable Notes.  See Note 6 for further discussion.

The Exchangeable Notes issued in 2006 had an outstanding principal amount of $7.2 million and $149.5 million, respectively, as of June 30, 2009 and December 31, 2008 and are reflected on our consolidated balance sheets as follows:

	As of June 30, 2009	As of December 31, 2008
Equity component carrying amount	$0.7	$15.0
Unamortized debt discount	$0.3	$8.5
Net debt carrying amount	$6.9	$141.0

Non-cash interest expense related to the accretion of the debt discounts, net of additional capitalized amounts and reclassified loan cost amortization, and contractual coupon interest expense were recognized for the three and six month periods ended June 30, 2009 and 2008, as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
FSP 14-1 non-cash interest	$ 313	$ 647	$ 1,044	$ 1,298
Contractual coupon interest	$ 616	$ 1,402	$ 2,018	$ 2,803

FAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or FAS 160.  We adopted the provisions of FAS 160 effective January 1, 2009 and adopted the recent revisions to EITF Topic D-98 “Classification and Measurements of Redeemable Securities”, which became effective upon our adoption of FAS 160.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the noncontrolling interest's share of earnings is included in consolidated net income. The calculation of earnings per share continues to be based on income amounts attributable to the Company.  FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests.  All other requirements of FAS 160 shall be applied prospectively.  Upon adoption of FAS 160 we did the following:

a.
We reclassified the noncontrolling interests of the Operating Partnership from the mezzanine section of our balance sheets to equity but separate from the equity attributable to the shareholders of the Company.  This reclassification totaled $47.8 million and $30.7 million as of June 30, 2009 and December 31, 2008, respectively.

b.
We display on the statements of operations net income at levels that include the amounts attributable to both the Company and the noncontrolling interest.  We also display the amounts of net income attributable to the Company and net income attributable to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income.

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareholders of Tanger Factory Outlet Centers, Inc. and equity attributable to the noncontrolling interest in the Operating Partnership (in thousands, except share and per share amounts):

	Shareholders of Tanger Factory Outlet Centers, Inc.
	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Noncontrolling interest in Operating Partnership	Total Equity
Balance at December 31, 2008 as previously reported	$75,000	$317	$358,891	$(196,535)	$(9,617)	$228,056	$ ---	$228,056
Cumulative effect from adoption of FSP APB 14-1			12,299	(5,144)		7,155	1,371	8,526
Reclassification upon adoption of FAS 160							29,321	29,321
Balance at December 31, 2008 as adjusted	$75,000	$317	$371,190	$(201,679)	$(9,617)	$235,211	$30,692	$265,903
Comprehensive Income:
Net Income				42,524		42,524	7,531	50,055
Other comprehensive income					2,738	2,738	514	3,252
Total comprehensive income					2,738	45,262	8,045	53,307
Compensation under incentive
award plan			2,889			2,889		2,889
Issuance of 39,740 common shares
upon exercise of options			771			771		771
Grant of 207,500 restricted shares		2	(2)
Issuance of 4.9 million common shares
in connection with exchange
offering related to convertible
debt accounted for under
FSP 14-1, net of reacquired equity		49	121,371			121,420		121,420
Adjustment for noncontrolling
interest in Operating Partnership			(13,687)			(13,687)	13,687	---
Preferred dividends ($0.9375 per share)				(2,813)		(2,813)		(2,813)
Common dividends ($0.7625 per share)				(24,234)		(24,234)		(24,234)
Distributions to noncontrolling interest
in the Operating Partnership							(4,623)	(4,623)
Balance at June 30, 2009	$75,000	$368	$482,532	$(186,202)	$(6,879)	$364,819	$47,801	$412,620

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

On January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, all prior-period earnings per share data are required to be adjusted retrospectively.  The impact upon retrospective application was a decrease of $.01 per share for both the three and six months ended June 30, 2008.

Reclassifications

Certain amounts in the December 31, 2008 consolidated balance sheet have been reclassified to the caption “other liabilities” from the caption “accounts payable and accrued expenses” to conform to the presentation of the consolidated balance sheet presented as of June 30, 2009.  The caption other liabilities includes the fair value of derivative instruments and the liability related to the Washington County, Pennsylvania tax increment financing obligation.

3.	Development of Rental Properties

Expansions at Existing Centers

During the second quarter of 2009, we completed construction of a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  The majority of the tenants opened during the second quarter of 2009.

Commitments to complete construction of our renovations and other capital expenditure requirements amounted to approximately $2.0 million at June 30, 2009.  Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2009 and 2008 amounted to $48,000 and $608,000, respectively, and for the six months ended June 30, 2009 and 2008 amounted to $84,000 and $1.1 million, respectively.

Impairment Charge

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value in accordance with FAS 157.

During the second quarter 2009, we determined for our Commerce I, GA outlet center that the estimated future undiscounted cash flows of that property did not exceed the property’s carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods.  Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property’s carrying value over its fair value.  We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.

Tax Increment Financing

In December 2006 the Redevelopment Authority of Washington County, Pennsylvania issued tax increment financing bonds to finance a portion of the public infrastructure improvements related to the construction of the Tanger outlet center in Washington, PA.  We received the net proceeds from the bond issuance as reimbursement as we spent funds on qualifying assets as defined in the bond agreement.  Debt service of these bonds is funded by 80% of the incremental real property taxes assessed within the tax increment financing district and any shortfalls in the debt service are funded by special assessments on the Washington, PA property.  We have recorded in other liabilities on our consolidated balance sheet approximately $17.5 million as of June 30, 2009 which represents the funds that we have received and expect to receive from the bonds.  Associated with this liability is a discount of $6.1 million representing the difference between the amount received and the total amount of the bonds issued.  The principal amount of bonds issued totaled $23.6 million, mature in July 2035 and bear interest at an effective rate of 8.10% and a stated rate of 5.45%.  For the three and six months ended June 30, 2009, approximately $354,000 and $709,000, respectively, of interest expense related to this bond is included in the consolidated statement of operations.  Estimated principal reductions over the next five years are expected to approximate $742,000.

Change in Accounting Estimate

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center.  Based on our current redevelopment timeline, we determined that the estimated remaining useful life of the existing outlet center is approximately three years.  As a result of this change in useful lives, additional depreciation and amortization of approximately $1.2 million and $2.4 million was recognized during the three and six months ended June 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.03 and $.06 per share for the three and six months ended June 30, 2009.

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

There was no contingent consideration associated with this acquisition.  We expensed as incurred approximately $28,000 in third-party acquisition related costs for the Myrtle Beach Hwy 17 acquisition.  As a result of acquiring the remaining 50% interest in Myrtle Beach Hwy 17, our previously held interest was remeasured at fair value, resulting in a gain of approximately $31.5 million.

5.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of June 30, 2009 and December 31, 2008 aggregated $9.8 million and $9.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures under the guidance of FIN 46R and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At June 30, 2009, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	684,851	$4.2	$262.9

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.6	$25.3

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 (2008 period only), Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fee:
Management and leasing	$ 494	$ 264	$ 965	$ 492
Marketing	40	31	79	65
Total Fees	$ 534	$ 295	$ 1,044	$ 557

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

We monitor various indicators that the value of our investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Our estimates of fair value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.  As of June 30, 2009, we do not believe that any of our equity investments were impaired.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006.  In February 2006, in conjunction with the construction of the center, Wisconsin Dells entered into a three-year, interest-only mortgage agreement with a one-year maturity extension option.  In February 2009, the one-year option became effective to extend the maturity of the mortgage to February 24, 2010.  As of June 30, 2009, the loan had a balance of $25.3 million with a floating interest rate based on the one month LIBOR index plus 1.30%.  The mortgage loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of June 30, 2009	As of December 31, 2008
Assets
Investment properties at cost, net	$ 291,166	$ 323,546
Cash and cash equivalents	5,880	5,359
Deferred charges, net	5,685	7,025
Other assets	4,549	6,324
Total assets	$307,280	$ 342,254
Liabilities and Owners’ Equity
Mortgages payable	$ 288,169	$ 303,419
Construction trade payables	1,651	13,641
Accounts payable and other liabilities (1)	1,825	9,479
Total liabilities	291,645	326,539
Owners’ equity (1)	15,635	15,715
Total liabilities and owners’ equity	$307,280	$ 342,254

(1) Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $5.6 million as of December 31, 2008 as an increase in other liabilities and a reduction of owners’ equity.

	Three Months Ended		Six Months Ended
Summary Statements of Operations -	June 30,		June 30,
Unconsolidated Joint Ventures	2009	2008	2009	2008

Revenues	$ 8,431	$ 5,031	$ 16,955	$ 9,788

Expenses
Property operating	3,611	1,720	7,858	3,522
General and administrative	117	79	306	98
Depreciation and amortization	3,358	1,344	6,532	2,689
Total expenses	7,086	3,143	14,696	6,309
Operating income	1,345	1,888	2,259	3,479
Interest expense	3,079	820	6,810	1,660
Net income (loss)	$ (1,734)	$ 1,068	$ (4,551)	$ 1,819

Tanger’s share of:
Net income (loss)	$ (517)	$ 558	$ (1,414)	$ 952
Depreciation (real estate related)	1,223	651	2,389	1,303

6.	Debt

In May 2009, the Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total Exchangeable Notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, Exchangeable Notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded upon adoption of FSP 14-1 amounting to approximately $7.0 million was written-off as part of the transaction.

The estimated fair value of our debt, consisting of senior unsecured notes, Exchangeable Notes, unsecured term credit facilities and unsecured lines of credit, at June 30, 2009 and December 31, 2008 was $660.5 million and $711.8 million, respectively, and its recorded value was $714.4 million and $786.9 million, respectively.  A 1% increase from prevailing interest rates at June 30, 2009 and December 31, 2008 would result in a decrease in fair value of total debt of approximately $19.6 million and $37.4 million, respectively.  Fair values were determined, based on level 2 inputs as defined by FAS 157, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

7.	Other Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$13,587	$ 618	$50,055	$ 8,106
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005
settlement of US treasury rate lock included in net income	(73)	(69)	(145)	(137)

Reclassification adjustment for termination of US treasury rate locks	---	17,760	---	17,760

Change in fair value of treasury rate locks	---	---	---	(9,006)

Change in fair value of cash flow hedges	1,331	---	1,261	---

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges	696	986	2,136	(220)
Other comprehensive income	1,954	18,677	3,252	8,397
Total comprehensive income	15,541	19,295	53,307	16,503
Comprehensive income attributable to the noncontrolling interest	(2,136)	(2,885)	(8,045)	(2,223)
Total comprehensive income attributable to common shareholders	13,405	16,410	45,262	14,280

        8.      Share-Based Compensation

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

We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Restricted shares	$ 1,567	$ 1,340	$ 2,811	$ 2,512
Options	25	56	78	108
Total share based compensation	$ 1,592	$ 1,396	$ 2,889	$ 2,620

As of June 30, 2009, there was $15.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

9.	Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator
Net income attributable to the Company	$ 11,754	$ 747	$ 42,524	$ 7,164
Less applicable preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Less allocation of earnings to participating securities	(179)	(195)	(616)	(334)
Net income (loss) available to common shareholders of the Company	10,168	(855)	39,095	4,017
Denominator
Basic weighted average common shares	34,249	31,068	32,767	31,024
Effect of Exchangeable Notes	---	223	---	223
Effect of outstanding options	78	155	80	162
Diluted weighted average common shares	34,327	31,446	32,847	31,409

Basic earnings per common share
Income (loss) from continuing operations	$ .30	$ (.03)	$ 1.19	$ .13
Net income (loss)	$ .30	$ (.03)	$ 1.19	$ .13

Diluted earnings per common share
Income (loss) from continuing operations	$ .30	$ (.03)	$ 1.19	$ .13
Net income (loss)	$ .30	$ (.03)	$ 1.19	$ .13

Our Exchangeable Notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $36.08 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and six months ended June 30, 2009 and 2008, respectively.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

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

       10.       Derivatives

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

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At June 30, 2009, all of the derivatives which we originally entered into were considered effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008 (in millions).

		Liability Derivatives
		As of		As of
		June 30, 2009		December 31, 2008
	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging
instruments under Statement 133
Interest rate swap agreements	$235.0	Other liabilities	$10.5	Other liabilities	$11.7

Derivatives not designated as hedging
Instruments under Statement 133 (1)
Interest rate swap agreement	35.0	Other liabilities	1.1	N/A	N/A
Total derivatives	$270.0		$11.6		$11.7

(1)  The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17.  We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet.  Changes in fair value of this derivative are recorded through the statement of operations until its expiration in March 2010.

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of June 30, 2009 of $2.3 million which will amortize into the statement of operations through October 2015.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 to January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Rental property is considered a nonfinancial asset and the testing of it for impairment is considered nonrecurring in nature.  Effective January 1, 2009, the definition of fair value in the context of an impairment evaluation became the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$(11.6)	---

(1) Included in “Other liabilities” in the accompanying consolidated balance sheet.

For assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Assets:
Long lived assets held and used (1)	---	---	$2.0

(1) In accordance with FAS 144, long-lived assets held and used with a carrying amount of $7.2 million were written down to their fair value of $2.0 million, resulting in an impairment charge of $5.2 million, which was included in earnings for the three and six months ended June 30, 2009.  The new basis is included in “Land” and “Building, improvements and fixtures” in the accompanying consolidated balance sheet.

12. Non-Cash Activities

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

We also completed a non-cash exchange offering, as described in Note 6, which resulted in the retirement of $142.3 million in principal amount of Exchangeable Notes which had a carrying value of $135.3 million.  These notes were retired with the issuance of approximately 4.9 million common shares.

During the second quarter of 2008, upon the closing of our $235.0 million LIBOR based unsecured term loan facility, we determined that we were unlikely to enter into a US Treasury based debt offering.  In accordance with FAS 133, we reclassified to earnings in the period the amount recorded in other comprehensive income, $17.8 million, related to our US Treasury rate lock derivatives.  This amount had been frozen as of March 31, 2008 when we determined that the probability of the forecast transaction was “reasonably possible” instead of “probable”.  Effective April 1, 2008, we discontinued hedge accounting and the changes in the fair value of the derivative contracts subsequent to April 1, 2008 resulted in a gain of $8.9 million.  This accounting treatment of these derivatives resulted in a net loss of $8.9 million and was reflected in the statement of cash flows as a non-cash operating activity.  The $8.9 million cash settlement of the derivatives during the second quarter was reflected in the statement of cash flows as a change in accounts payable and accrued expenses.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of June 30, 2009 and 2008 amounted to $6.3 million and $28.4 million, respectively.

13.   Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, or FAS 165. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for financial periods ending after June 15, 2009. We adopted the requirements of FAS 165 during the second quarter of 2009.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or FAS 167, which requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the fiscal year that begins after November 15, 2009. We are currently evaluating the impact FAS 167 may have on our financial position, results of operations and disclosures.

14.   Subsequent Events

In July 2009, Wells Fargo Bank agreed to increase the size of their unsecured line of credit from $100.0 million to $125.0 million allowing us to continue to maintain $325.0 million in unsecured lines of credit.

Also in August 2009, we closed on the sale of an outparcel of land at our property in Washington, PA.  The sales price totaled $1.8 million, which is net of the assumed liability with a carrying amount of $2.6 million transferred to the buyer representing their portion of the tax increment financing associated with the property described in Note 3.

On August 7, 2009.  Stanley K. Tanger, founder of the Company and Chairman of the Board of Directors, notified the Company that, effective September 1, 2009, he will retire as an employee of the Company and resign as Chairman of the Board.  Pursuant to Mr. Tanger’s employment agreement, as agreed upon by the Company and Mr. Tanger, he will receive a cash severance amount of $ 3.4 million.  Additionally, the Board has approved, upon his retirement, the vesting of 216,000 of the Company’s common shares granted to Mr. Tanger pursuant to the Company’s Amended and Restated Incentive Award Plan which, under the terms of the initial grant, were not yet fully vested.  The Company’s Board of Directors currently expects to name a new Chairman prior to the effective date of Mr. Tanger’s retirement.  Mr. Tanger will continue to serve as a member of the Company's Board of Directors.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to the risk factors listed there through June 30, 2009.

General Overview

At June 30, 2009, our consolidated portfolio included 31 wholly owned outlet centers in 21 states totaling 9.2 million square feet compared to 29 wholly owned outlet centers in 21 states totaling 8.5 million square feet at June 30, 2008.  The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of June 30, 2008	29	8,453	21
New development:
Washington, Pennsylvania	1	371	---
Expansion:
Commerce II, Georgia	---	23	---
Acquisition:
Myrtle Beach Hwy 17, South Carolina	1	402	---
Other	---	(8)	---
As of June 30, 2009	31	9,241	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2009.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,315	98
Rehoboth Beach, Delaware (1)	568,868	99
Foley, Alabama	557,185	91
San Marcos, Texas	442,006	99
Myrtle Beach Hwy 501, South Carolina	426,417	88
Sevierville, Tennessee (1)	419,038	100
Myrtle Beach Hwy 17, South Carolina (1) (2)	402,442	99
Hilton Head, South Carolina	388,094	85
Washington, Pennsylvania(3)	370,525	86
Commerce II, Georgia	370,512	95
Charleston, South Carolina	352,315	95
Howell, Michigan	324,631	94
Branson, Missouri	302,992	100
Park City, Utah	298,379	99
Locust Grove, Georgia	293,868	97
Westbrook, Connecticut	291,051	91
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	96
Lincoln City, Oregon	270,280	99
Tuscola, Illinois	256,469	79
Lancaster, Pennsylvania	255,152	97
Tilton, New Hampshire	245,563	97
Fort Myers, Florida	198,950	92
Commerce I, Georgia	185,750	63
Terrell, Texas	177,800	94
Barstow, California	171,300	100
West Branch, Michigan	112,120	96
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	97
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	9,241,381	95(3)

Unconsolidated Joint Ventures
Deer Park, New York (4)	684,851	80
Wisconsin Dells, Wisconsin	264,929	98

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Property serves as collateral on a $35.8 million non-recourse mortgage with an interest rate of LIBOR + 1.40%.
(3)	Excludes the occupancy rate at our Washington, Pennsylvania outlet center which opened during the third quarter of 2008 and has not yet stabilized.
(4)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

BASE RENTALS
Base rentals increased $4.8 million, or 12%, in the 2009 period compared to the 2008 period.    Approximately $4.0 million of the increase related to our new outlet center in Washington, Pennsylvania which opened in August 2008 and our acquisition in January 2009 of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.  Also, our base rental income increased approximately $860,000 due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2009 period, we executed 72 leases totaling approximately 262,000 square feet at an average increase of 14.6%.  This compares to our execution of 79 leases totaling approximately 308,000 million square feet at an average increase of 31.1% during the 2008 period.

In addition, termination fees of approximately $257,000 were recognized in the 2009 period compared to $43,000 in the 2008 period due to more tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At June 30, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.9 million.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $180,000 or 16% from the 2008 period to the 2009 period.  Sales were negatively impacted by the general weakness in the US economy.  Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2009 decreased 2.7% to $335 per square foot.  Same-space sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 90% in the 2009 and 2008 periods, respectively.  This decrease is primarily a function of our lower average occupancy rates for the portfolio during the 2009 period.

OTHER INCOME
Other income increased $358,000, or 23%, in the 2009 period as compared to the 2008 period due to management and leasing fees earned from services provided to the Deer Park joint venture which opened in October 2008.  This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.  In addition, the two new outlet centers added to the wholly-owned portfolio in 2009 mentioned above incrementally added approximately $125,000 in other vending income.

PROPERTY OPERATING
Property operating expenses increased $3.3 million, or 19%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to the $2.1 million of incremental operating costs from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. Additionally, in 2009 the Easter holiday and the related advertising expenses occurred during the second quarter as compared to the first quarter in 2008.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $143,000 or 3%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to higher expenses related to reserves for doubtful accounts and bankruptcies and the effect of the restricted shares issued in February 2009.  As a percentage of total revenues, general and administrative expenses were 9% and 10% in the 2009 and 2008 periods, respectively.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $5.0 million, or 34%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we determined that the estimated useful life of the existing Hilton Head I, South Carolina center approximated three years based on the approval received from Beaufort County, South Carolina to implement a redevelopment plan at our Hilton Head I, SC outlet center.  As a result of this change in useful lives, additional depreciation and amortization of approximately $1.2 million was recognized during the three months ended June 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.03 per share for the three months ended June 30, 2009.  The majority of the remaining increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio, representing $3.3 million of depreciation and amortization for the 2009 period.

IMPAIRMENT CHARGE
During the second quarter 2009, we determined for our Commerce I, GA outlet center that the estimated future undiscounted cash flows of that property did not exceed the property’s carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods.  Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property’s carrying value over its fair value.  We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.  There were no such charges during the 2008 period.

INTEREST EXPENSE
Interest expense decreased $579,000, or 6%, in the 2009 period compared to the 2008 period.  The decrease is primarily related to the extinguishment a principal amount of $142.3 million of debt through the issuance of equity described below.  Also, a significant portion of our outstanding debt is comprised of unsecured lines of credit which incur interest based on the LIBOR index plus a credit spread.  The 2009 period has seen unprecedented low LIBOR index levels which have reduced the overall borrowing rate associated with our lines of credit.  The interest savings associated with lower rates was offset partially by the increase in our average line of credit balances from the 2008 period to the 2009 period due to the funding of the Myrtle Beach Hwy 17 acquisition in January 2009.

GAIN ON EARLY EXTINGUISHMENT OF DEBT
In May 2009, Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total Exchangeable Notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, Exchangeable Notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased $1.1 million in the 2009 period compared to the 2008 period.  The decrease is due mainly to our equity in the losses incurred by the Deer Park property, which opened during October 2008, due to depreciation charges and leverage on the project.  We expect results to improve during the stabilization of the property in its first year of operation.  In addition, the 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

BASE RENTALS
Base rentals increased $10.5 million, or 14%, in the 2009 period compared to the 2008 period.    Approximately $7.9 million of the increase related to our new outlet center in Washington, Pennsylvania which opened in August 2008 and our acquisition in January 2009 of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.  Also, our base rental income increased $2.3 million due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.  During the 2009 period, we executed 285 leases totaling 1.3 million square feet at an average increase of 19.1%.  This compares to our execution of 318 leases totaling 1.4 million square feet at an average increase of 25.7% during the 2008 period.

In addition, termination fees of approximately $946,000 were recognized in the 2009 period compared to $331,000 in the 2008 period due to more tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At June 30, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.9 million.

EXPENSE REIMBURSEMENTS
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 88% and 90% in the 2009 and 2008 periods, respectively.  This decrease is primarily a function of our lower average occupancy rates for the portfolio during the 2009 period.

OTHER INCOME
Other income increased $674,000, or 23%, in the 2009 period as compared to the 2008 period due to management and leasing fees earned from services provided to the Deer Park joint venture which opened in October 2008.  This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.  In addition, the two new outlet centers added to the wholly-owned portfolio in 2009 mentioned above incrementally added approximately $235,000 in other vending income.

PROPERTY OPERATING
Property operating expenses increased $5.8 million, or 16%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to the $4.3 million of incremental operating costs from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. Also, in the first six months of 2009 we incurred an increase of approximately $400,000 in snow removal costs and higher property tax assessments as compared to the corresponding period in 2008.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $807,000 or 7%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to higher expenses related to reserves for doubtful accounts and bankruptcies and the effect of the restricted shares issued in February 2009 and 2008.  As a percentage of total revenues, general and administrative expenses were 9% and 10% in the 2009 and 2008 periods, respectively.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $9.8 million, or 32%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we determined that the estimated useful life of the existing Hilton Head I, South Carolina center approximated three years based on the approval received from Beaufort County, South Carolina to implement a redevelopment plan at our Hilton Head I, SC outlet center.  As a result of this change in useful lives, additional depreciation and amortization of approximately $2.4 million was recognized during the six months ended June 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.06 per share for the six months ended June 30, 2009.  The majority of the remaining increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio, representing $6.7 million of depreciation and amortization for the 2009 period.

IMPAIRMENT CHARGE
During the second quarter 2009, we determined for our Commerce I, GA outlet center that the estimated future undiscounted cash flows of that property did not exceed the property’s carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods.  Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property’s carrying value over its fair value.  We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.  There were no such charges during the 2008 period.

GAIN ON EARLY EXTINGUISHMENT OF DEBT
In May 2009, Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total Exchangeable Notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, Exchangeable Notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

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

LOSS ON SETTLEMENT OF US TREASURY RATE LOCKS
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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased $2.4 million in the 2009 period compared to the 2008 period.  The decrease is due mainly to our equity in the losses incurred by the Deer Park property, which opened during October 2008, due to depreciation charges and leverage on the project.  We expect results to improve during the stabilization of the property in its first year of operation.  In addition, the 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities.  Rental and occupancy rates are the primary factors that influence property rental income levels.  Since the 2008 period, we have added two outlet centers to our wholly-owned portfolio thus increasing our cash provided by operations.  In addition, our rental rates upon renewal and re-tenanting have increased in each of the periods between the 2008 period and the 2009 period.  These two factors have more than offset the slight decrease in overall portfolio occupancy on a comparative basis between the periods.  The 2008 period also included a cash payment of $8.9 million for the settlement of two US treasury rate lock derivative contracts.

Investing Activities

Cash flow used in investing activities was higher in the 2008 period by $10.8 million due to additions to rental property from construction expenditures related to our Washington, PA outlet center which opened in August 2008 and two major renovation projects which were on-going during most of the 2008 period.  There were no significant renovation or construction projects during the 2009 period.  However, the 2009 period includes the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center at a cash purchase price of $32.0 million.

Financing Activities

Cash related to financing activities declined from the 2008 period to the 2009 period as our construction activities were significantly less on a comparable basis.  The 2009 period includes the financing of the Myrtle Beach Hwy 17 joint venture acquisition mentioned above but in light of the current economic environment, construction and renovation activity in 2009 is being undertaken on a more conservative basis.  The 2008 period included significant construction related financing activities for our Washington, PA center which was completed during August 2008.

Current Developments and Dispositions

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers.  In the section below, we describe the new developments that are either currently planned, underway or recently completed.  However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations.  In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties.  We may also enter into letters of intent for the purchase or sale of properties.  Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or funds from operations.

WHOLLY OWNED CURRENT DEVELOPMENTS

Expansions at Existing Centers

During the second quarter of 2009, we completed construction of a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  The majority of the tenants opened during the second quarter of 2009.

Commitments to complete construction of our renovations and other capital expenditure requirements amounted to approximately $2.0 million at June 30, 2009.  Commitments for construction represent only those costs contractually required to be paid by us.

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

Financing Arrangements

At June 30, 2009, approximately 95% of our outstanding debt represented unsecured borrowings and approximately 95% of the gross book value of our real estate portfolio was unencumbered.  We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $325.0 million.  One of our lines of credit expired June 30, 2009 but we closed on a transaction in July 2009 with Wells Fargo Bank to increase the size of their unsecured line of credit from $100.0 million to $125.0 million, thus absorbing the $25.0 million line expiration.

In May 2009, Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total Exchangeable Notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, Exchangeable Notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests.  We have no significant debt maturities until 2011.  We are a well-known seasoned issuer with a shelf registration, which we updated in July 2009, that allows us to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2009.

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

On July 9, 2009, our Board of Directors declared a $.3825 cash dividend per common share payable on August 14, 2009 to each shareholder of record on July 30, 2009, and caused a $.7650 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's noncontrolling interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on August 17, 2009 to holders of record on July 30, 2009.

Off-Balance Sheet Arrangements

The following table details certain information as of June 30, 2009 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	684,851	$4.2	$262.9

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.6	$25.3

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

The following table details our share of the debt maturities of the unconsolidated joint ventures as of June 30, 2009 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$87,640	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,625	2/24/2010	Libor + 1.30%
(1)	The Deer Park mortgage has a one-year extension option which is exercisable at the May 17, 2011 initial maturity date.

Critical Accounting Policies and Estimates

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2009.

Related Party Transactions

As noted above in “Off-Balance Sheet Arrangements”, we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture currently and were a 50% owner of Myrtle Beach Hwy 17 during 2008.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures.  During the three and six months ended June 30, 2009 and 2008, respectively, we recognized the following fees (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fee:
Management and leasing	$ 494	$ 264	$ 965	$ 492
Marketing	40	31	79	65
Total Fees	$ 534	$ 295	$ 1,044	$ 557

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership.  Stanley K. Tanger, the Company’s Chairman of the Board, is the sole general partner of the Tanger Family Limited Partnership.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $4.6 million and $4.5 million for the six months ended June 30, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, or FAS 165. FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for financial periods ending after June 15, 2009. We adopted the requirements of FAS 165 during the second quarter of 2009.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or FAS 167, which requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the fiscal year that begins after November 15, 2009. We are currently evaluating the impact FAS 167 may have on our financial position, results of operations and disclosures.

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

Below is a reconciliation of net income to FFO for the three and six months ended June 30, 2009 and 2008 as well as other data for those respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
FUNDS FROM OPERATIONS
Net income	$13,587	$618	$50,055	$8,016
Adjusted for:
Depreciation and amortization uniquely significant to
real estate – wholly-owned	19,530	14,608	39,808	30,116
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	1,223	651	2,389	1,303
Gain on fair value measurement of previously held interest in
acquired joint venture	---	---	(31,497)	---
Funds from operations (FFO)	34,340	15,877	60,755	39,435
Preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Allocation of earnings to participating securities	(452)	(197)	(758)	(448)
Funds from operations available to common shareholders and
noncontrolling interest in Operating Partnership	$32,481	$14,273	$57,184	$36,174
Weighted average shares outstanding (1)	40,394	37,513	38,914	37,476
(1)
Includes the dilutive effect of options and Exchangeable Notes and assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others.  As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

During 2009, we have approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio coming up for renewal.  If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2009 decreased 2.7% to $335 per square foot.  We have renewed 69% of the 1.5 million square feet that are coming up for renewal in 2009 with the existing tenants at a 12% increase in the average base rental rate compared to the expiring rate.  We also re-tenanted 224,000 square feet during the first six months of 2009 at a 47% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants.  Our outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 6% of our combined base and percentage rental revenues.  Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we had several tenants vacate space in 2008.  As of June 30, 2009, approximately 44% of this space had been released at base rental rates averaging 54% higher than the average rent being paid by the previous tenants.  During the first six months of 2009, we had non-temporary tenants vacate prior to their natural lease expirations representing an additional 35,000 square feet.  As of June 30, 2009, approximately 16% of this space has been released at base rental rates averaging 3% higher than the average rent being paid by the previous tenants.

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

As of June 30, 2009 and 2008, respectively, occupancy at our wholly-owned centers was 95% and 96%.  Consistent with our long-term strategy of re-merchandising centers, we will continue to hold space off the market until an appropriate tenant is identified.  While we believe this strategy will add value to our centers in the long-term, it may reduce our average occupancy rates in the near term.

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

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.  At June 30, 2009, the fair value of these contracts was a liability of $10.5 million.  If interest rates decreased 1%, the fair value would be approximately $14.7 million.  The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The valuation also includes a discount for counterparty risk.  We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of June 30, 2009, 26% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations.  An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $1.9 million in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, Exchangeable Notes, unsecured term credit facilities and unsecured lines of credit, at June 30, 2009 and December 31, 2008 was $660.5 million and $711.8 million, respectively, and its recorded value was $714.4 million and $786.9 million, respectively.  A 1% increase from prevailing interest rates at June 30, 2009 and December 31, 2008 would result in a decrease in fair value of total debt of approximately $19.6 million and $37.4 million, respectively.  Fair values were determined, based on level 2 inputs as defined by FAS 157, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009.  There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 2009 we held our Annual Meeting of Shareholders.  The first matter on which the common shareholders voted was the election of seven directors to serve until the next Annual Meeting of Shareholders. The results of the voting are as shown below:

Nominees	Votes For	Votes Withheld
Stanley K. Tanger	28,625,880	339,669
Steven B. Tanger	28,645,757	319,792
Jack Africk	28,380,596	584,954
William G. Benton	28,402,475	563,075
Thomas E. Robinson	28,488,141	477,409
Allan L. Schuman	28,728,883	236,667
Bridget Ryan Berman	28,817,674	147,876

The second matter on which the common shareholders voted was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The results of the voting are as shown below:

Votes For	Votes Against	Abstain
28,282,162	653,867	29,521

The third matter on which the common shareholders voted was the reapproval of the performance criteria under the Amended and Restated Incentive Award Plan.  The results of the voting are as shown below:

Votes For	Votes Against	Abstain
28,185,745	724,820	54,985

Item 6.              Exhibits

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:      /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: August 7, 2009

Exhibit Index

Exhibit No.                                                                           Description
__________________________________________________________________________________

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.