Form 10-Q
period 2009-11-06
TANGER FACTORY OUTLET CENTERS INC
filed 2009-11-06
CIK 899715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

40,278,284 shares of Common Stock,
$.01 par value, outstanding as of November 1, 2009

TANGER FACTORY OUTLET CENTERS, INC.

Index

		Page Number
Part I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets -
	as of September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations -
	for the three and nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows -
	for the nine months ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

Signatures		32

PART I. – FINANCIAL INFORMATION

Item 1 – Financial Statements

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:		(as adjusted)
Rental property
Land	$135,605	$135,689
Buildings, improvements and fixtures	1,349,310	1,260,243
Construction in progress	---	3,823
	1,484,915	1,399,755
Accumulated depreciation	(396,508)	(359,301)
Rental property, net	1,088,407	1,040,454
Cash and cash equivalents	4,401	4,977
Investments in unconsolidated joint ventures	9,569	9,496
Deferred charges, net	41,572	37,750
Other assets	32,646	29,248
Total assets	$1,176,595	$1,121,925
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $917 and $9,137, respectively)	$256,293	$390,363
Mortgage payable (including a debt discount of $554 and $0, respectively)	35,246	---
Unsecured term loan	235,000	235,000
Unsecured lines of credit	54,000	161,500
	580,539	786,863
Construction trade payables	7,957	11,968
Accounts payable and accrued expenses	34,235	26,277
Other liabilities	28,864	30,914
Total liabilities	651,595	856,022
Commitments
Equity
Tanger Factory Outlet Centers, Inc. equity
Preferred shares, 7.5% Class C, liquidation preference
$25 per share, 8,000,000 shares authorized, 3,000,000
shares issued and outstanding at September 30, 2009 and
December 31, 2008	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares
authorized, 40,278,284 and 31,667,501 shares issued
and outstanding at September 30, 2009 and December 31,
2008, respectively	403	317
Paid in capital	595,240	371,190
Distributions in excess of net income	(197,725)	(201,679)
Accumulated other comprehensive loss	(6,824)	(9,617)
Equity attributable to Tanger Factory Outlet Centers, Inc.	466,094	235,211
Equity attributable to noncontrolling interest in Operating Partnership	58,906	30,692
Total equity	525,000	265,903
Total liabilities and equity	$1,176,595	$1,121,925

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues		(as adjusted)		(as adjusted)
Base rentals	$ 44,160	$ 40,519	$130,512	$ 116,374
Percentage rentals	1,442	1,811	3,690	4,109
Expense reimbursements	19,069	18,277	56,662	51,447
Other income	5,646	2,166	9,278	5,124
Total revenues	70,317	62,773	200,142	177,054

Expenses
Property operating	21,353	20,678	63,895	57,422
General and administrative	15,763	6,217	27,518	17,165
Depreciation and amortization	20,213	15,320	60,262	45,593
Impairment charge	---	---	5,200	---
Total expenses	57,329	42,215	156,875	120,180
Operating income	12,988	20,558	43,267	56,874
Interest expense	(8,692)	(9,811)	(29,466)	(30,153)
Gain on early extinguishment of debt	---	---	10,467	---
Gain on fair value measurement of previously held
interest in acquired joint venture	---	---	31,497	---
Loss on settlement of US treasury rate locks	---	---	---	(8,910)
Income before equity in earnings (losses) of
unconsolidated joint ventures	4,296	10,747	55,765	17,811
Equity in earnings (losses) of unconsolidated joint ventures	68	596	(1,346)	1,548
Net income	4,364	11,343	54,419	19,359
Noncontrolling interest	(407)	(1,621)	(7,938)	(2,473)
Net income attributable to
Tanger Factory Outlet Centers, Inc.	$ 3,957	$ 9,722	$46,481	$ 16,886

Basic earnings per common share
Income from continuing operations	$ .06	$ .26	$1.20	$ .39
Net income	$ .06	$ .26	$1.20	$ .39

Diluted earnings per common share
Income from continuing operations	$ .06	$ .26	$1.20	$ .38
Net income	$ .06	$ .26	$1.20	$ .38

Dividends paid per common share	$ .3825	$ .38	$1.145	$ 1.12

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(as adjusted)
OPERATING ACTIVITIES
Net income	$54,419	$19,359
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	60,262	45,620
Impairment charge	5,200	---
Amortization of deferred financing costs	1,169	1,158
Gain on sale of land outparcel	(3,293)	---
Gain on early extinguishment of convertible debt	(10,467)	---
Gain on fair value measurement of previous interest held in acquired
joint venture	(31,497)	---
Loss on settlement of US treasury rate locks	---	8,910
Equity in (earnings) losses of unconsolidated joint ventures	1,346	(1,548)
Compensation expense related to restricted shares
and options granted	10,969	4,024
Amortization of debt premiums and discount, net	972	822
Distributions of cumulative earnings from unconsolidated joint ventures	510	2,655
Net accretion of market rent rate adjustment	(266)	(228)
Straight-line base rent adjustment	(1,955)	(2,697)
Increase (decrease) due to changes in:
Other assets	948	(265)
Accounts payable and accrued expenses	7,103	(5,741)
Net cash provided by operating activities	95,420	72,069
INVESTING ACTIVITIES
Additions to rental property	(25,105)	(102,587)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	(31,086)	---
Proceeds from sale of land outparcel	1,577	---
Additions to investments in unconsolidated joint ventures	(95)	(1,577)
Additions to deferred lease costs	(3,261)	(3,295)
Net cash used in investing activities	(57,970)	(107,459)
FINANCING ACTIVITIES
Cash dividends paid	(42,527)	(39,503)
Distributions to noncontrolling interest in Operating Partnership	(6,946)	(6,791)
Proceeds from issuance of common shares	116,819	---
Proceeds from debt issuances	149,150	687,170
Repayments of debt	(256,650)	(609,228)
Proceeds from tax incremental financing	945	4,646
Additions to deferred financing costs	(443)	(2,151)
Proceeds from exercise of options	1,626	2,588
Net cash provided by (used in) financing activities	(38,026)	36,731
Net increase (decrease) in cash and cash equivalents	(576)	1,341
Cash and cash equivalents, beginning of period	4,977	2,412
Cash and cash equivalents, end of period	$4,401	$3,753

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States.  We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers.  As of September 30, 2009, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet.  These outlet centers were 96% occupied.  Also, we operated and had partial ownership interests in two outlet centers totaling approximately 950,000 square feet.

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

We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust.  The Tanger GP Trust controls the Operating Partnership as its sole general partner.  The Tanger LP Trust holds a limited partnership interest.  The Tanger family, through its ownership of the Tanger Family Limited Partnership holds the remaining units as a limited partner.  Stanley K. Tanger, our founder and a member of our Board of Directors, is the sole general partner of the Tanger Family Limited Partnership.

2.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of our Annual Report on Form 10-K for the year ended December 31, 2008 and in conjunction with the Current Report on Form 8-K that was filed on July 2, 2009 solely to reflect certain retrospective accounting adjustments described below with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The December 31, 2008 balance sheet data in this Form 10-Q was derived from audited financial statements.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s ("SEC") rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption on January 1, 2009 of new accounting pronouncements regarding convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), noncontrolling interests in consolidated financial statements and earnings per share, as discussed below.

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accounting with Generally Accepted Accounting Principles (“GAAP”).  In accordance with the Codification, citations to accounting literature in this report are presented in plain English.

The accompanying unaudited consolidated financial statements include our accounts, our wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries and reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Intercompany balances and transactions have been eliminated in consolidation. We have performed an evaluation of subsequent events through November 6, 2009, which is the date the Quarterly Report on Form 10-Q was filed.

Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss) and cash contributions and distributions.

Adoption of Recent Accounting Pronouncements

Convertible Debt

Effective January 1, 2009, we retrospectively adopted guidance related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  In August 2006 we issued $149.5 million of Exchangeable Notes at an interest rate of 3.75%, or the Exchangeable Notes.  These Exchangeable Notes were within the scope of the new accounting guidance, which requires bifurcation of the Exchangeable Notes into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective interest method over the remaining life of the debt (the first redemption date in August 2011).  The accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  Upon implementation of this accounting change we did the following:

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

d.	The revised diluted earnings per common share for the three and nine months ended September 30, 2008 were reduced by $.02 and $.05 per share, respectively, from their originally recorded amounts.

In May 2009, we completed an exchange offering where we retired a principal amount of $142.3 million of the outstanding Exchangeable Notes and issued approximately 4.9 million common shares in exchange for the related Exchangeable Notes.  See Note 6 for further discussion.

The Exchangeable Notes issued in 2006 had an outstanding principal amount of $7.2 million and $149.5 million, respectively, as of September 30, 2009 and December 31, 2008 and are reflected on our consolidated balance sheets as follows (in millions):

	As of September 30, 2009	As of December 31, 2008
Equity component carrying amount	$0.7	$15.0
Unamortized debt discount	$0.3	$8.5
Net debt carrying amount	$6.9	$141.0

Non-cash interest expense related to the accretion of the debt discounts, net of additional capitalized amounts and reclassified loan cost amortization, and contractual coupon interest expense were recognized for the three and nine month periods ended September 30, 2009 and 2008, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Non-cash interest	$ 37	$ 727	$ 1,117	$ 2,149
Contractual coupon interest	$ 67	$ 1,402	$ 2,085	$ 4,205

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, guidance was issued that establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the noncontrolling interest's share of earnings is included in consolidated net income.  The calculation of earnings per share continues to be based on income amounts attributable to the Company.  We adopted the guidance effective January 1, 2009 which required retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests.  All other requirements are applied prospectively.  Upon adoption we did the following:

a.
We reclassified the noncontrolling interests of the Operating Partnership from the mezzanine section of our balance sheets to equity but separate from the equity attributable to the Company.  This reclassification totaled $30.7 million as of December 31, 2008.

b.
We display on the statements of operations net income at levels that include the amounts attributable to both the Company and the noncontrolling interest.  We also display the amounts of net income attributable to the Company separate from net income attributable to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at net income.

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to Tanger Factory Outlet Centers, Inc. and equity attributable to the noncontrolling interest in the Operating Partnership (in thousands, except share and per share amounts):

	Equity of Tanger Factory Outlet Centers, Inc.
	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interest in Operating Partnership		Total Equity
Balance at December 31, 2008 as previously reported	$75,000	$317	$358,891	$(196,535)	$(9,617)	$228,056	$	---	$228,056
Cumulative effect from adoption of guidance regarding convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements)			12,299	(5,144)		7,155		1,371	8,526
Reclassification upon adoption of guidance related to accounting for noncontrolling interests in a subsidiary								29,321	29,321
Balance at December 31, 2008 as adjusted	$75,000	$317	$371,190	$(201,679)	$(9,617)	$235,211		$30,692	$265,903
Comprehensive Income:
Net Income				46,481		46,481		7,938	54,419
Other comprehensive income					2,793	2,793		523	3,316
Total comprehensive income					2,793	49,274		8,461	57,735
Compensation under incentive
award plan			10,969			10,969			10,969
Issuance of 85,845 common shares
upon exercise of options		1	1,625			1,626			1,626
Grant of 207,500 restricted shares		2	(2)
Issuance of 4.9 million common shares
in connection with exchange
offering related to convertible
debt accounted for under
FSP 14-1, net of reacquired equity		49	121,371			121,420			121,420
Issuance of 3.45 million common,
shares, net of issuance costs
of $5.7 million		34	116,786			116,820			116,820
Adjustment for noncontrolling
interest in Operating Partnership			(26,699)			(26,699)		26,699	---
Preferred dividends ($1.40625 per share)				(4,219)		(4,219)			(4,219)
Common dividends ($1.145 per share)				(38,308)		(38,308)			(38,308)
Distributions to noncontrolling interest
in the Operating Partnership								(6,946)	(6,946)
Balance at September 30, 2009	$75,000	$403	$595,240	$(197,725)	$(6,824)	$466,094		$58,906	$525,000

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On January 1, 2009, we adopted accounting guidance that addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, all prior-period earnings per share data are required to be adjusted retrospectively.  There was no impact upon retrospective application for the three months ended September 30, 2008 per share on a diluted basis.  For the nine months ended September 30, 2008, the retrospective application resulted in a decrease of $.01 per share on a diluted basis.

Reclassifications

Certain amounts in the December 31, 2008 consolidated balance sheet have been reclassified to the caption “other liabilities” from the caption “accounts payable and accrued expenses” to conform to the presentation of the consolidated balance sheet presented as of September 30, 2009.  The caption other liabilities includes the fair value of derivative instruments and the liability related to the Washington County, Pennsylvania tax increment financing obligation.

3.	Rental Properties

Expansions at Existing Centers

During the second quarter of 2009, we completed construction of a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  The majority of the tenants opened during the second quarter of 2009.

No interest costs were capitalized for the three months ended September 30, 2009.  Interest costs capitalized during the three months ended September 30, 2008 amounted to $560,000 and for the nine months ended September 30, 2009 and 2008 amounted to $84,000 and $1.7 million, respectively.

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

Tax Increment Financing

In December 2006 the Redevelopment Authority of Washington County, Pennsylvania issued tax increment financing bonds to finance a portion of the public infrastructure improvements related to the construction of the Tanger outlet center in Washington, PA.  We received the net proceeds from the bond issuance as reimbursement as we spent funds on qualifying assets as defined in the bond agreement.  Debt service of these bonds is funded by 80% of the incremental real property taxes assessed within the tax increment financing district and any shortfalls in the debt service are funded by special assessments on the Washington, PA property.  We originally recorded in other liabilities on our consolidated balance sheet approximately $17.5 million which represents the funds that we have received and expect to receive from the bonds.  Associated with this liability is a discount of $6.1 million representing the difference between the amount received and the total amount of the bonds issued.  The principal amount of bonds issued totaled $23.6 million, mature in July 2035 and bear interest at an effective rate of 8.10% and a stated rate of 5.45%.  For the three and nine months ended September 30, 2009, approximately $322,000 and $1.0 million, respectively, of interest expense related to this bond is included in the consolidated statement of operations.

Also in August 2009, we closed on the sale of an outparcel of land at our property in Washington, PA.  The net proceeds from the sale were approximately $1.6 million.  A condition of the sale was the assumption by the buyer of approximately $2.6 million of the tax increment financing liability.  The gain on sale of outparcel of approximately $3.3 million was included in other income in the statement of operations.  As of September 30, 2009, after accounting for the assumption by the buyer, the net carrying amount of our obligations under the bonds totaled $15.0 million.  Estimated principal reductions over the next five years are expected to approximate $633,000.

Change in Accounting Estimate

During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center.  Based on our current redevelopment timeline, we determined that the estimated remaining useful life of the existing outlet center is approximately three years.  As a result of this change in useful lives, additional depreciation and amortization of approximately $2.0 million and $4.5 million was recognized during the three and nine months ended September 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.05 and $.11 per share for the three and nine months ended September 30, 2009.

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

In December 2007, revised guidance was issued relating to business combinations that requires the acquisition method of accounting be used for all business combinations for which the acquisition date is on or after January 1, 2009, as well as for an acquirer to be identified for each business combination. The following table illustrates the fair value of the total consideration transferred and the amounts of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

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

5.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of September 30, 2009 and December 31, 2008 aggregated $9.6 million and $9.5 million, respectively.  We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At September 30, 2009, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	684,851	$3.8	$267.2

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.7	$25.3

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture’s net income (loss) and cash contributions and distributions.  The following management, leasing and marketing fees were recognized from services provided to Myrtle Beach Hwy 17 (2008 period only), Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fee:
Management and leasing	$ 462	$ 405	$ 1,427	$ 898
Marketing	35	28	114	93
Total Fees	$ 497	$ 433	$ 1,541	$ 991

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

We monitor various indicators that the value of our investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Our estimates of fair value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.  As of September 30, 2009, we do not believe that any of our equity investments were impaired.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. The 264,900 square foot center opened in August 2006.  In February 2006, in conjunction with the construction of the center, Wisconsin Dells entered into a three-year, interest-only mortgage agreement with a one-year maturity extension option.  In February 2009, the one-year option became effective to extend the maturity of the mortgage to February 24, 2010.  As of September 30, 2009, the loan had a balance of $25.3 million with a floating interest rate based on the one month LIBOR index plus 1.30%.  The mortgage loan incurred by this unconsolidated joint venture is collateralized by its property as well as joint and several guarantees by us and designated guarantors of our venture partner.

In October 2009, Wells Fargo Bank agreed to refinance the $25.3 million mortgage for a term of three years at a rate of the LIBOR index plus 3.00%.  The loan also includes two one-year extensions.

Deer Park

In June 2009, the two interest rate swaps entered into by Deer Park with a notional amount totaling $170.0 million that had fixed the LIBOR index at an average of 5.38% related to Deer Park’s $284.0 million construction loan expired.  At that time, a forward starting interest rate cap originally purchased by Deer Park in February 2009 replaced these interest rate protection agreements as a hedge of interest rate risk.  The agreement caps the 30-day LIBOR index at 4% on a notional amount of $240.0 million at a cost approximately $290,000 for a period through April 2011.  The interest rate on our construction loan including the credit spread as of September 30, 2009 was 1.62%.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets – Unconsolidated Joint Ventures	As of September 30, 2009	As of December 31, 2008
Assets
Investment properties at cost, net	$ 294,220	$ 323,546
Cash and cash equivalents	8,151	5,359
Deferred charges, net	5,438	7,025
Other assets	5,302	6,324
Total assets	$313,111	$ 342,254
Liabilities and Owners’ Equity
Mortgages payable	$ 292,468	$ 303,419
Construction trade payables	2,523	13,641
Accounts payable and other liabilities (1)	2,841	9,479
Total liabilities	297,832	326,539
Owners’ equity (1)	15,279	15,715
Total liabilities and owners’ equity	$313,111	$ 342,254

(1) Includes the fair value of interest rate swap agreements at Deer Park and Myrtle Beach Hwy 17 totaling $5.6 million as of December 31, 2008 as an increase in other liabilities and a reduction of owners’ equity.

	Three Months Ended		Nine Months Ended
Summary Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2009	2008	2009	2008

Revenues	$ 9,152	$ 5,582	$ 26,107	$ 15,370

Expenses
Property operating	4,103	2,128	11,961	5,650
General and administrative	111	90	417	188
Depreciation and amortization	3,427	1,302	9,959	3,991
Total expenses	7,641	3,520	22,337	9,829
Operating income	1,511	2,062	3,770	5,541
Interest expense	1,553	932	8,363	2,592
Net income (loss)	$ (42)	$ 1,130	$ (4,593)	$ 2,949

Tanger’s share of:
Net income (loss)	$ 68	$ 596	$ (1,346)	$ 1,548
Depreciation (real estate related)	1,239	635	3,628	1,938

6.	Debt

In May 2009, the Exchangeable Notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total Exchangeable Notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, Exchangeable Notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

In July 2009, Wells Fargo Bank increased the size of their unsecured line of credit from $100.0 million to $125.0 million allowing us to continue to maintain $325.0 million in unsecured lines of credit.

In September 2009, Moody's Investors Service affirmed its Baa3 senior unsecured rating for the Operating Partnership and revised the rating outlook for the Company to positive from stable.

The estimated fair value of our debt, consisting of senior unsecured notes, Exchangeable Notes, unsecured term credit facilities and unsecured lines of credit, at September 30, 2009 and December 31, 2008 was $550.2 million and $711.8 million, respectively, and its recorded value was $580.5 million and $786.9 million, respectively.  A 1% increase from prevailing interest rates at September 30, 2009 and December 31, 2008 would result in a decrease in fair value of total debt of approximately $17.6 million and $37.4 million, respectively.  Fair values were determined, based on level 2 inputs as defined in Note 13, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

7.	Common Share Offering

In August 2009, we completed a common share offering of 3.45 million shares at a price of $35.50 per share, with net proceeds of approximately $116.8 million.  We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

8.	Other Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,364	$11,343	$54,419	$19,359
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005
settlement of US treasury rate lock included in net income	(74)	(69)	(218)	(206)

Reclassification adjustment for termination of US treasury rate locks	---	---	---	17,760

Change in fair value of treasury rate locks	---	---	---	(9,006)

Change in fair value of cash flow hedges	144	(1,327)	1,405	(1,327)

Change in fair value of our portion of our
unconsolidated joint ventures’ cash flow hedges	(6)	442	2,129	222
Other comprehensive income (loss)	64	(954)	3,316	7,443
Total comprehensive income	4,428	10,389	57,735	26,802
Comprehensive income attributable to the noncontrolling interest	(416)	(1,465)	(8,461)	(3,688)
Total comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	4,012	8,924	49,274	23,114

9.      Executive Severance

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009.  Pursuant to Mr. Tanger’s employment agreement, as agreed upon by the Company and Mr. Tanger, he will receive a cash severance amount of $ 3.4 million.  Additionally, the Board approved a modification to Mr. Tanger’s restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested.  Mr. Tanger continues to serve as a member of the Company's Board of Directors.

10.        Share-Based Compensation

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

As noted in Note 9 above, upon retirement from the Company in September 2009, the 216,000 unvested restricted common shares granted to Stanley K. Tanger vested.  The Company recorded approximately $6.9 million of incremental compensation expense in the period related to this accelerated vesting of share-based compensation.

We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted shares	$ 8,080	$ 1,354	$ 10,891	$ 3,866
Options	---	50	78	158
Total share based compensation	$ 8,080	$ 1,404	$ 10,969	$ 4,024

As of September 30, 2009, there was $8.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan.

11.    Earnings Per Share

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator
Net income attributable to the Company	$3,957	$9,722	$46,481	$16,886
Less applicable preferred share dividends	(1,406)	(1,406)	(4,219)	(4,219)
Less allocation of earnings to participating securities	(207)	(195)	(639)	(529)
Net income available to common shareholders of the Company	$2,344	$8,121	$41,623	$12,138
Denominator
Basic weighted average common shares	38,063	31,129	34,552	31,059
Effect of Exchangeable Notes	7	487	7	487
Effect of outstanding options	75	123	79	149
Diluted weighted average common shares	38,145	31,739	34,638	31,695

Basic earnings per common share
Income from continuing operations	$.06	$.26	$1.20	$.39
Net income	$.06	$.26	$1.20	$.39

Diluted earnings per common share
Income from continuing operations	$.06	$.26	$1.20	$.38
Net income	$.06	$.26	$1.20	$.38

Our Exchangeable Notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $36.06 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and nine months ended September 30, 2009 and 2008, respectively.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

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

12.    Derivatives

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

In accordance with our derivatives policy, all derivatives are assessed for effectiveness at the time the contracts are entered into and are assessed for effectiveness on an on-going basis at each quarter end.  All of our derivatives have been designated as cash flow hedges.  Unrealized gains and losses related to the effective portion of our derivatives are recognized in other comprehensive income and gains or losses related to ineffective portions are recognized in the income statement.  At September 30, 2009, all of the derivatives which we originally entered into were considered effective.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008 (in millions).

		Liability Derivatives
		As of		As of
		September 30, 2009		December 31, 2008
	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging
instruments
Interest rate swap agreements	$235.0	Other liabilities	$10.3	Other liabilities	$11.7

Derivatives not designated as hedging
instruments(1)
Interest rate swap agreement	35.0	Other liabilities	0.8	N/A	N/A
Total derivatives	$270.0		$11.1		$11.7

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

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of September 30, 2009 of $2.2 million which will amortize into the statement of operations through October 2015.

13.   Fair Value Measurements

In September 2006, accounting guidance was issued which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We adopted the guidance as of January 1, 2008 for financial instruments.  Although the adoption did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our consolidated financial statements.

In February 2008, further guidance was issued which delayed the effective date of certain guidance pertaining to all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Rental property is considered a nonfinancial asset and the testing of it for impairment is considered nonrecurring in nature.  Effective January 1, 2009, the definition of fair value in the context of an impairment evaluation became the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The guidance established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	---	$(11.1)	---

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

(1) Long-lived assets held and used with a carrying amount of $7.2 million were written down to their fair value of $2.0 million as of June 30, 2009, resulting in an impairment charge of $5.2 million. This charge was included in earnings for the nine months ended September 30, 2009.  The new basis is included in “Land” and “Building, improvements and fixtures” in the accompanying consolidated balance sheet.

    14.    Non-Cash Activities

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

As described in Note 3, in August 2009 we closed on the sale of an outparcel of land at our property in Washington, PA.  A non-cash condition of the sale was the assumption by the buyer of approximately $2.6 million of the tax increment financing liability associated with the property.

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

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances.  Expenditures included in construction trade payables as of September 30, 2009 and 2008 amounted to $8.0 million and $22.8 million, respectively.

15. Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB Accounting Standards Codification became the authoritative source of accounting principles to be applied to financial statements prepared in accounting with GAAP.  In accordance with the Codification, citations to accounting literature in this report are presented in plain English.

In May 2009, accounting guidance concerning subsequent events was issued that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The disclosure of the date through which an entity has evaluated subsequent events and the basis for that date must be disclosed. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance is effective for financial periods ending after June 15, 2009. We adopted the requirements during the second quarter of 2009.

In April 2009, amended accounting guidance was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. The guidance is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.  We adopted the requirements during the second quarter of 2009.

In June 2009, amended guidance was issued related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The amendments change the consideration of kick-out rights in determinig if an entity is a VIE which may cause certain additional entities to now be considered VIEs.  Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

16. Subsequent Events

In October 2009, we closed on our development site in Mebane, North Carolina and have begun construction on a Tanger Outlet Center totaling approximately 317,000 square feet.  Currently, we have signed leases or have leases out for signature for approximately 66% of the total square feet.  The estimated total cost of the project is approximately $61.5 million.  Currently, we expect this project will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008.  The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report.  Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.  Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries.  The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to the risk factors listed there through September 30, 2009.

General Overview

At September 30, 2009, our consolidated portfolio included 31 wholly owned outlet centers in 21 states totaling 9.2 million square feet compared to 30 wholly owned outlet centers in 21 states totaling 8.8 million square feet at September 30, 2008.  The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000’s)	States
As of September 30, 2008	30	8,823	21
Expansion:
Commerce II, Georgia	---	23	---
Acquisition:
Myrtle Beach Hwy 17, South Carolina	1	402	---
Other	---	(26)	---
As of September 30, 2009	31	9,222	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2009.  Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,315	99
Rehoboth Beach, Delaware (1)	568,868	99
Foley, Alabama	557,235	91
San Marcos, Texas	442,006	100
Myrtle Beach Hwy 501, South Carolina	426,417	90
Sevierville, Tennessee (1)	419,038	100
Myrtle Beach Hwy 17, South Carolina (1) (2)	402,442	100
Washington, Pennsylvania	370,525	88
Commerce II, Georgia	370,512	96
Hilton Head, South Carolina	368,626	90
Charleston, South Carolina	352,315	96
Howell, Michigan	324,631	95
Branson, Missouri	302,992	100
Park City, Utah	298,379	100
Locust Grove, Georgia	293,868	100
Westbrook, Connecticut	291,051	97
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	94
Lincoln City, Oregon	270,280	100
Tuscola, Illinois	256,469	81
Lancaster, Pennsylvania	255,152	99
Tilton, New Hampshire	245,563	99
Fort Myers, Florida	198,950	89
Commerce I, Georgia	185,750	58
Terrell, Texas	177,800	94
Barstow, California	171,300	100
West Branch, Michigan	112,120	96
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	97
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	9,221,963	96 (3)

Unconsolidated Joint Ventures
Deer Park, New York (4)	684,851	80
Wisconsin Dells, Wisconsin	264,929	98

(1)	These properties or a portion thereof are subject to a ground lease.
(2)	Property serves as collateral on a $35.8 million non-recourse mortgage with an interest rate of LIBOR + 1.40%.
(3)	Excludes the occupancy rate at our Washington, Pennsylvania outlet center which opened during the third quarter of 2008 and has not yet stabilized.
(4)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

 RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

BASE RENTALS
Base rentals increased $3.6 million, or 9%, in the 2009 period compared to the 2008 period.  Approximately $3.0 million of the increase related to base rent at our new outlet center in Washington, Pennsylvania which opened in August 2008 and our acquisition in January 2009 of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.  Also, our base rental income increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.

In addition, termination fees of approximately $88,000 were recognized in the 2009 period compared to $498,000 in the 2008 period due to fewer tenants terminating leases early.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The net amortization of above and below market leases for the 2009 period was an increase to base rentals of approximately $222,000.  This represents an increase of approximately $87,000, or 64%, over the 2008 period amount of approximately $135,000.  The increase is due to the addition of the net below market amortization from the acquired leases related to the January 2009 Myrtle Beach Hwy 17 acquisition mentioned above.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At September 30, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.7 million.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $369,000, or 20% from the 2008 period to the 2009 period.  Tenant sales were negatively impacted by the general weakness in the US economy.  Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2009 decreased 2.0% to $335 per square foot.  Comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 89% and 91% in the 2009 and 2008 periods, respectively.  This decrease is primarily a function of our lower average occupancy rates for the portfolio during the 2009 period.

OTHER INCOME
Other income increased $3.5 million, or 161%, in the 2009 period as compared to the 2008 period due to the sale of a land outparcel at our Washington, PA center in August 2009.  The gain on sale of land outparcel, which included the assumption of a portion of the tax incremental liability associated with the property, was approximately $3.3 million. The remainder of the increase related to management fees earned from services provided to the Deer Park joint venture which opened in October 2008.  This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.  In addition, the two new outlet centers added to the wholly-owned portfolio in 2009 mentioned above incrementally added approximately $186,000 in other vending income.

PROPERTY OPERATING
Property operating expenses increased $1.3 million, or 6%, in the 2009 period as compared to the 2008 period.  The majority of increase is due to approximately $933,000 of incremental operating costs from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. The remaining increase is due to higher costs related to operating our mall offices at the outlet centers in our portfolio as compared to the corresponding period in 2008.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $9.5 million, or 154%, in the 2009 period as compared to the 2008 period.  The increase is due to approximately $10.3 million in executive severance consisting of a cash payment of $3.4 million and $6.9 million of share-based compensation from the accelerated vesting of restricted common shares.   Excluding this charge, as a percentage of total revenues, general and administrative expenses were 8% and 10% in the 2009 and 2008 periods, respectively.  Decreases in corporate overhead partially offset the increase for the 2009 period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $4.9 million, or 32%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center.  Based on our current redevelopment timeline, we determined that the estimated remaining useful life of the existing outlet center is approximately three years.  As a result of this change in useful lives, additional depreciation and amortization of approximately $2.0 million was recognized during the three months ended September 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.05 per share for the three months ended September 30, 2009.  The majority of the remaining increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio, representing $2.7 million of depreciation and amortization.

INTEREST EXPENSE
Interest expense decreased $1.1 million, or 11%, in the 2009 period compared to the 2008 period.  The decrease is primarily related to the extinguishment of a principal amount of $142.3 million of exchangeable notes through the issuance of equity described below and the issuance of 3.45 million common shares in August 2009, proceeds of which were used to reduce amounts outstanding under our unsecured lines of credit.  Also, a significant portion of our outstanding debt is comprised of unsecured lines of credit which incur interest based on the LIBOR index plus a credit spread.  The 2009 period has seen unprecedented low LIBOR index levels which have reduced the overall borrowing rate associated with our lines of credit.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased $528,000 in the 2009 period compared to the 2008 period.  The decrease is due mainly to our equity in the losses incurred by the Deer Park property, which opened during October 2008, due to depreciation charges and leverage on the project.  We expect results to improve during the stabilization of the property.  In addition, the 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

BASE RENTALS
Base rentals increased $14.1 million, or 12%, in the 2009 period compared to the 2008 period.    Approximately $10.0 million of the increase related to base rent at our new outlet center in Washington, Pennsylvania which opened in August 2008 and our acquisition in January 2009 of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center.  The Myrtle Beach Hwy 17 outlet center is now wholly-owned and has been consolidated in our 2009 period results.  Also, our base rental income increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.

In addition, termination fees of approximately $1.0 million were recognized in the 2009 period compared to $829,000 in the 2008 period.  Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.  At September 30, 2009, the net liability representing the amount of unrecognized below market lease values totaled approximately $2.7 million.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $419,000, or 10% from the 2008 period to the 2009 period.  Tenant sales were negatively impacted by the general weakness in the US economy.  Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2009 decreased 2.0% to $335 per square foot.  Comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.  Expense reimbursements, expressed as a percentage of property operating expenses, were 89% and 90% in the 2009 and 2008 periods, respectively.  This decrease is primarily a function of our lower average occupancy rates for the portfolio during the 2009 period.

OTHER INCOME
Other income increased $4.2 million, or 81%, in the 2009 period as compared to the 2008 period due to the sale of a land outparcel at our Washington, PA center in August 2009.  The gain on sale of land outparcel, which included the assumption of a portion of the tax incremental liability associated with the property, was approximately $3.3 million. The remainder of the increase related to management fees earned from services provided to the Deer Park joint venture which opened in October 2008.  This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.  In addition, the two new outlet centers added to the wholly-owned portfolio mentioned above incrementally added approximately $421,000 in other vending income.

PROPERTY OPERATING
Property operating expenses increased $6.5 million, or 11%, in the 2009 period as compared to the 2008 period.  The increase is due primarily to the $5.1 million of incremental operating costs from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center. Also, in the first nine months of 2009 we incurred an increase of approximately $400,000 in snow removal costs and higher costs related to operating our mall offices at the outlet centers in our portfolio as compared to the corresponding period in 2008.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $10.4 million, or 60%, in the 2009 period as compared to the 2008 period.  The increase is due to approximately $10.3 million in executive severance consisting of a cash payment of $3.4 million and $6.9 million of share-based compensation from the accelerated vesting of restricted common shares.  Excluding this charge, as a percentage of total revenues, general and administrative expenses were 9% and 10% in the 2009 and 2008 periods, respectively.  Decreases in corporate overhead partially offset the increase for the 2009 period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $14.7 million, or 32%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center.  Based on our current redevelopment timeline, we determined that the estimated remaining useful life of the existing outlet center is approximately three years.  As a result of this change in useful lives, additional depreciation and amortization of approximately $4.5 million was recognized during the nine months ended September 30, 2009.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.11 per share for the nine months ended September 30, 2009.  The majority of the remaining increase is due the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio, representing $9.3 million of depreciation and amortization.

INTEREST EXPENSE
The decrease is primarily related to the extinguishment of a principal amount of $142.3 million of Exchangeable Notes through the issuance of equity described below and the issuance of 3.45 million common shares in August 2009, the proceeds of which were used to reduce amounts outstanding under our unsecured lines of credit.  Also, a significant portion of our outstanding debt is comprised of unsecured lines of credit which incur interest based on the LIBOR index plus a credit spread.  The 2009 period has seen unprecedented low LIBOR index levels which have reduced the overall borrowing rate associated with our lines of credit.

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

GAIN ON FAIR VALUE MEASUREMENT OF PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.   We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and is consolidated in 2009.  The acquisition was accounted for under the new guidance for acquisitions which was effective January 1, 2009.  Under this guidance, we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased $2.9 million in the 2009 period compared to the 2008 period.  The decrease is due mainly to our equity in the losses incurred by the Deer Park property, which opened during October 2008, due to depreciation charges and leverage on the project.  We expect results to improve during the stabilization of the property.  In addition, the 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009.

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

Investing Activities

Cash flow used in investing activities was higher in the 2008 period by $49.6 million due to additions to rental property from construction expenditures related to our Washington, PA outlet center which opened in August 2008 and two major renovation projects which were on-going during most of the 2008 period.  There were no significant renovation or construction projects during the 2009 period.  However, the 2009 period includes the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center at a cash purchase price of $32.0 million.

Financing Activities

Cash provided by financing activities declined from the 2008 period to the 2009 period as our construction activities were significantly less on a comparable basis.  The 2009 period includes the financing of the Myrtle Beach Hwy 17 joint venture acquisition mentioned above.  The cash proceeds from the 2009 period common share issuance were used almost entirely to repay amounts outstanding under our unsecured lines of credit.

Current Developments and Dispositions

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers.  In the section below, we describe the new developments that are either currently planned, underway or recently completed.  However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or Funds From Operations, or FFO.  See the section “Funds From Operations” for further discussion of FFO.  In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties.  We may also enter into letters of intent for the purchase or sale of properties.  Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or funds from operations.

WHOLLY OWNED CURRENT DEVELOPMENTS

Expansions at Existing Centers

During the second quarter of 2009, we completed construction of a 23,000 square foot expansion at our Commerce II, Georgia outlet center.  The majority of the tenants opened during the second quarter of 2009.

New Developments

In October 2009, we closed on our development site in Mebane, North Carolina and have begun construction on a Tanger Outlet Center totaling approximately 317,000 square feet.  Currently, we have signed leases or have leases out for signature for approximately 66% of the total square feet.  The estimated total cost of the project is approximately $61.5 million and we expect the center to be open in time for the 2010 holiday season.  Currently, we expect this project will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Potential Future Developments

In addition, we currently have an option for a new development site located in Irving, Texas, which would be our third in the state.  The site is strategically located west of Dallas at the North West quadrant of busy State Highway 114 and Loop 12 and will be the first major project planned for the Texas Stadium Redevelopment Area.  It is also adjacent to the upcoming DART light rail line (and station stop) connecting downtown Dallas to the Las Colinas Urban Center, the Irving Convention Center and the Dallas/Fort Worth Airport.  At this time, we are in the initial study period on the Irving, TX project.  As such, there can be no assurance that this site will ultimately be developed.  This project, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings as necessary or available.

Financing Arrangements

At September 30, 2009, approximately 94% of our outstanding debt represented unsecured borrowings and approximately 95% of the gross book value of our real estate portfolio was unencumbered.  We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $325.0 million, all with expiration dates of June 30, 2011 or later.

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

In August 2009, we completed a common share offering of 3.45 million shares at a price of $35.50 per share, with net proceeds of approximately $116.8 million.  We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

In September 2009, Moody's Investors Service affirmed its Baa3 senior unsecured rating for the Operating Partnership and revised the rating outlook for the Company to positive from stable.
We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders’ best interests.  We have no significant debt maturities until 2011.  We are a well-known seasoned issuer with a shelf registration, which we updated in July 2009, that allows us to register unspecified amounts of different classes of securities on Form S-3.  To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria.  Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2009 and 2010.

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

We believe our current balance sheet position is financially sound; however, due to the current weakness in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2011 when our next significant debt maturities occur.  As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

On October 8, 2009, our Board of Directors declared a $.3825 cash dividend per common share payable on November 13, 2009 to each shareholder of record on October 30, 2009, and caused a $.7650 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's noncontrolling interest.  The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on November 16, 2009 to holders of record on October 30, 2009.

Off-Balance Sheet Arrangements

The following table details certain information as of September 30, 2009 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	684,851	$3.8	$267.2

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	264,929	$5.7	$25.3

We may issue guarantees for the debt of a joint venture in order for the joint venture to obtain funding or to obtain funding at a lower cost than could be obtained otherwise.  We are party to a joint and several guarantee with respect to the construction loan obtained by the Wisconsin Dells joint venture during the first quarter of 2006, which currently has a balance of $25.3 million.  We are also party to a joint and several guarantee with respect to the loans obtained by the Deer Park joint venture which currently have a balance of $267.2 million.

Each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture.  Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

The following table details our share of the debt maturities of the unconsolidated joint ventures as of September 30, 2009 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,073	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,625	2/24/2010(2)	Libor + 1.30%
(1)	The Deer Park mortgage has a one-year extension option which is exercisable at the May 17, 2011 initial maturity date.
(2)	In October 2009, Wells Fargo Bank agreed to refinance the $25.3 million mortgage for a term of three years at a rate of the Libor index plus 3.00%. The loan also includes two one-year extensions.

In June 2009, the two interest rate swaps entered into by Deer Park with a notional amount totaling $170.0 million that had fixed the LIBOR index at an average of 5.38% related to Deer Park’s $284.0 million construction loan expired.  At that time, a forward starting interest rate cap originally purchased by Deer Park in February 2009 replaced these interest rate protection agreements as a hedge of interest rate risk.  The agreement caps the 30-day LIBOR index at 4% on a notional amount of $240.0 million at a cost approximately $290,000 for a period through April 2011.  This change in cash flow hedge strategy allows Deer Park to take advantage of the historically low LIBOR index on its construction loan while still having protection against dramatic increases in interest rates.  The interest rate on our construction loan including the credit spread as of September 30, 2009 was 1.62%.

Critical Accounting Policies and Estimates

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition.  There have been no material changes to these policies in 2009.

Related Party Transactions

As noted above in “Off-Balance Sheet Arrangements”, we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture currently and were a 50% owner of Myrtle Beach Hwy 17 during 2008.  These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures.  During the three and nine months ended September 30, 2009 and 2008, respectively, we recognized the following fees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fee:
Management and leasing	$ 462	$ 405	$ 1,427	$ 898
Marketing	35	28	114	93
Total Fees	$ 497	$ 433	$ 1,541	$ 991

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership.  Stanley K. Tanger, our founder and a member of the Company’s Board of Directors, is the sole general partner of the Tanger Family Limited Partnership.  The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $6.9 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB Accounting Standards Codification became the authoritative source of accounting principles to be applied to financial statements prepared in accounting with GAAP.  In accordance with the Codification, citations to accounting literature in this report are presented in plain English.

In May 2009, accounting guidance concerning subsequent events was issued that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The disclosure of the date through which an entity has evaluated subsequent events and the basis for that date must be disclosed. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance is effective for financial periods ending after June 15, 2009. We adopted the requirements during the second quarter of 2009.

In April 2009, amended accounting guidance was issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. The guidance is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption.  We adopted the requirements during the second quarter of 2009.

In June 2009, amended guidance was issued related to the consolidation of variable-interest entities. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The amendments change the consideration of kick-out rights in determinig if an entity is a VIE which may cause certain additional entities to now be considered VIEs.  Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

Funds From Operations

FFO represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

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

Below is a reconciliation of net income to FFO for the three and nine months ended September 30, 2009 and 2008 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
FUNDS FROM OPERATIONS
Net income	$4,364	$11,343	$54,419	$19,359
Adjusted for:
Depreciation and amortization uniquely significant to
real estate – wholly-owned	20,088	15,219	59,896	45,335
Depreciation and amortization uniquely significant to
real estate – unconsolidated joint ventures	1,239	635	3,628	1,938
Gain on fair value measurement of previously held interest in
acquired joint venture	---	---	(31,497)	---
Funds from operations (FFO) (1)	25,691	27,197	86,446	66,632
Preferred share dividends	(1,406)	(1,406)	(4,219)	(4,219)
Allocation of earnings to participating securities	(302)	(349)	(1,053)	(793)
Funds from operations available to common shareholders and
noncontrolling interest in Operating Partnership	$23,983	$25,442	$81,174	$61,620
Weighted average shares outstanding (2)	44,212	37,806	40,705	37,762
(1)	Includes gain on sale of outparcel of land of $3.3 million for the three and nine months ended September 30, 2009.
(2)
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

While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others.  As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we had several tenants vacate space in 2008.  As of September 30, 2009, approximately 50% of this space had been released at base rental rates averaging 50% higher than the average rent being paid by the previous tenants.  During the first nine months of 2009, we had non-temporary tenants vacate prior to their natural lease expirations representing an additional 35,000 square feet.  As of September 30, 2009, approximately 32% of this space has been released at base rental rates approximately equal to the average rent being paid by the previous tenants.

During 2009, approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio will have come up for renewal and 1.3 million square feet, or 14% of our wholly-owned portfolio will come up for renewal in 2010.  During the first nine months of 2009, we have renewed 74% of the 1.5 million square feet that are coming up for renewal in 2009 with the existing tenants at a 10% increase in the average base rental rate compared to the expiring rate.  We also re-tenanted 319,000 square feet during the first nine months of 2009 at a 37% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants.   If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

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

Our outlet centers typically include well-known, national, brand name companies.  By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 9% of our square feet or 6% of our combined base and percentage rental revenues.  Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released.  As of September 30, 2009 and 2008, respectively, occupancy at our wholly-owned centers was 96% and 97%.

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

In July 2008 and September 2008, we entered into two LIBOR based interest rate swap agreements for notional amounts of $118.0 million and $117.0 million, respectively.  The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008.  The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively.  When combined with the current spread of 160 basis points which can vary based on changes in our debt ratings, these swap agreements fix our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011.  At September 30, 2009, the fair value of these contracts was a liability of $10.3 million.  If interest rates decreased 50 basis points, the fair value would be approximately $11.4 million.  The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The valuation also includes a discount for counterparty risk.  We have determined that our derivative valuations are classified in Level 2 of the fair value hierarchy.

As of September 30, 2009, 9% of our outstanding debt had variable interest rates that were not covered by an interest rate derivative agreement and was therefore subject to market fluctuations.  An increase in the LIBOR index of 100 basis points would result in an increase of approximately $540,000 in interest expense on an annual basis.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, Exchangeable Notes, unsecured term credit facilities and unsecured lines of credit, at September 30, 2009 and December 31, 2008 was $550.2 million and $711.8 million, respectively, and its recorded value was $580.5 million and $786.9 million, respectively.  A 1% increase from prevailing interest rates at September 30, 2009 and December 31, 2008 would result in a decrease in fair value of total debt of approximately $17.6 million and $37.4 million, respectively.  Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4.  Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009.  There were no changes to the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.              Exhibits

10.15 A	Severance Agreement and Mutual General Release between Stanley K. Tanger and the Company and Operating Partnership.

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

                              /s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

DATE: November 6, 2009

Exhibit Index

Exhibit No.                                                                           Description
__________________________________________________________________________________

10.15 A	Severance Agreement and Mutual General Release between Stanley K. Tanger and the Company and Operating Partnership.
12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.