Form 10-Q
period 2010-06-29
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2010-08-06
CIK 899715, 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No. 1-11986 (Tanger Factory Outlet Centers, Inc.)

Commission File No. 333-3526-01 (Tanger Properties Limited Partnership)

TANGER FACTORY OUTLET CENTERS, INC.
TANGER PROPERTIES LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its Charter)

NORTH CAROLINA (Tanger Factory Outlet Centers, Inc.)	56-1815473

NORTH CAROLINA (Tanger Properties Limited Partnership)	56-1822494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Tanger Factory Outlet Centers, Inc. Yes ☒ No ☐

Tanger Properties Limited Partnership Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Tanger Factory Outlet Centers, Inc. Yes ☒ No ☐

Tanger Properties Limited Partnership Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Tanger Factory Outlet Centers, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Tanger Properties Limited Partnership:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Tanger Factory Outlet Centers, Inc.

Yes ☐ No ☒

Tanger Properties Limited Partnership

Yes ☐ No ☒

As of August 2, 2010, there were 40,475,662 shares of Tanger Factory Outlet Centers, Inc. common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2010 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. The Company is a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest in the Operating Partnership. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units of partnership interest in the Operating Partnership as a limited partner. Stanley K. Tanger, a member of the Company's Board of Directors, is the sole general partner of the Tanger Family Limited Partnership.

As of June 30, 2010, the Company, through its ownership of the GP Trust and LP Trust, owned 20,235,431 units of the Operating Partnership and the Tanger Family Limited Partnership owned 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for two of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's two for one share split on December 28, 2004, the exchange ratio was one for one.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership. The individuals that comprise the Company's Board of Directors are also the same individuals that make up the Tanger GP Trust's Board of Trustees.

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

  enhancing investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
  eliminating duplicative disclosure and providing a more streamlined and readable presentation because a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
  creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the REIT. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating

Partnership generates the capital required by the Company's business through the Operating Partnership's operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or its subsidiaries.

Noncontrolling interests, shareholder's equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Tanger Family Limited Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

consolidated financial statements; the following notes to the consolidated financial statements:

  Debt;
  Shareholders' Equity of the Company and Partners' Equity of the Operating Partnership;
  Other Comprehensive Income of the Company and Other Comprehensive Income of the Operating Partnership;
  Earnings Per Share and Earnings Per Unit and

Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial condition and Results of Operations.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company, not including its consolidated subsidiaries, and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

As the 100% owner of Tanger GP Trust, the general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.
TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Rental property
Land	$141,575	$143,933
Buildings, improvements and fixtures	1,343,155	1,352,568
Construction in progress	39,883	11,369
	1,524,613	1,507,870
Accumulated depreciation	(425,168)	(412,530)
Rental property, net	1,099,445	1,095,340
Cash and cash equivalents	3,453	3,267
Rental property held for sale	1,921	---
Investments in unconsolidated joint ventures	7,570	9,054
Deferred charges, net	35,124	38,867
Other assets	31,627	32,333
Total assets	$1,179,140	$1,178,861
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,795 and $858 respectively)	$554,415	$256,352
Mortgage payable (including a debt discount of $0 and $241, respectively)	---	35,559
Unsecured term loan	---	235,000
Unsecured lines of credit	50,800	57,700
	605,215	584,611
Construction trade payables	30,829	14,194
Accounts payable and accrued expenses	22,747	31,916
Other liabilities	17,286	27,077
Total liabilities	676,077	657,798
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Preferred shares, 7.5% Class C, liquidation preference $25 per share, 8,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares authorized, 40,470,862 and 40,277,124 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	405	403
Paid in capital	599,270	596,074
Distributions in excess of net income	(229,298)	(202,997)
Accumulated other comprehensive income (loss)	1,884	(5,809)
Equity attributable to Tanger Factory Outlet Centers, Inc.	447,261	462,671
Equity attributable to noncontrolling interest in Operating Partnership	55,802	58,392
Total equity	503,063	521,063
Total liabilities and equity	$1,179,140	$1,178,861

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Base rentals	$43,968	$43,218	$87,465	$85,894
Percentage rentals	1,048	940	2,353	2,248
Expense reimbursements	18,429	18,321	37,948	37,491
Other income	1,850	1,921	3,571	3,618
Total revenues	65,295	64,400	131,337	129,251

Expenses
Property operating	22,123	20,660	44,472	42,270
General and administrative	5,963	5,817	11,429	11,752
Impairment charge	---	---	735	---
Depreciation and amortization	17,109	19,422	43,583	39,588
Total expenses	45,195	45,899	100,219	93,610
Operating income	20,100	18,501	31,118	35,641
Interest expense	(7,951)	(9,564)	(15,899)	(20,774)
Gain (loss) on early extinguishment of debt	(563)	10,467	(563)	10,467
Gain on fair value measurement of previously held interest in acquired joint venture	---	---	---	31,497
Loss on termination of interest rate swaps	(6,142)	---	(6,142)	---
Income before equity in losses of unconsolidated joint ventures and discontinued operations	5,444	19,404	8,514	56,831
Equity in losses of unconsolidated joint ventures	(51)	(517)	(119)	(1,414)
Income from continuing operations	5,393	18,887	8,395	55,417
Discontinued operations	(1)	(5,300)	---	(5,362)
Net income	5,392	13,587	8,395	50,055
Noncontrolling interest	(524)	(1,833)	(734)	(7,531)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$4,868	$11,754	$7,661	$42,524

Basic earnings per common share:
Income from continuing operations	$.08	$.43	$.11	$1.33
Net income	$.08	$.30	$.11	$1.19

Diluted earnings per common share:
Income from continuing operations	$.08	$.43	$.11	$1.33
Net income	$.08	$.30	$.11	$1.19

Dividends paid per common share	$.3875	$.3825	$.7700	$.7625

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$8,395	$50,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	43,670	40,049
Impairment charge	735	5,200
Loss on termination of interest rate swap agreements	6,142	---
Gain on sale of outparcels of land	(161)	---
Amortization of deferred financing costs	657	822
(Gain) loss on early extinguishment of debt	563	(10,467)
Gain on fair value measurement of previous interest held in acquired joint venture	---	(31,497)
Equity in losses of unconsolidated joint ventures	119	1,414
Compensation expense related share-based compensation	2,682	2,889
Amortization of debt (premiums) and discount, net	(219)	994
Distributions of cumulative earnings from unconsolidated joint ventures	414	360
Net accretion of market rent rate adjustment	(381)	(43)
Straight-line base rent adjustment	(1,402)	(1,534)
Increase (decrease) due to changes in:
Other assets	2,250	1,348
Accounts payable and accrued expenses	(9,423)	(1,795)
Net cash provided by operating activities	54,041	57,795
INVESTING ACTIVITIES
Additions to rental property	(26,692)	(20,962)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	---	(31,086)
Termination payments related to interest rate swap agreements	(6,142)	---
Distributions in excess of cumulative earnings from unconsolidated joint ventures	536	---
Net proceeds from the sale of real estate	602	---
Additions to deferred lease costs	(1,969)	(2,369)
Net cash used in investing activities	(33,665)	(54,417)
FINANCING ACTIVITIES
Cash dividends paid	(33,962)	(27,047)
Distributions to noncontrolling interest in Operating Partnership	(4,671)	(4,623)
Proceeds from debt issuances	485,230	109,200
Repayments of debt	(465,000)	(82,450)
Proceeds from tax incremental financing	---	944
Additions to deferred financing costs	(2,486)	---
Proceeds from exercise of options	699	771
Net cash used in financing activities	(20,190)	(3,205)
Net increase in cash and cash equivalents	186	173
Cash and cash equivalents, beginning of period	3,267	4,977
Cash and cash equivalents, end of period	$3,453	$5,150

The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS:
Rental property
Land	$141,575	$143,933
Buildings, improvements and fixtures	1,343,155	1,352,568
Construction in progress	39,883	11,369
	1,524,613	1,507,870
Accumulated depreciation	(425,168)	(412,530)
Rental property, net	1,099,445	1,095,340
Cash and cash equivalents	3,447	3,214
Rental property held for sale	1,921	---
Investments in unconsolidated joint ventures	7,570	9,054
Deferred charges, net	35,124	38,867
Other assets	31,250	32,025
Total assets	$1,178,757	$1,178,500
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,795 and $858, respectively)	$554,415	$256,352
Mortgage payable (including a debt discount of $0 and $241, respectively)	---	35,559
Unsecured term loan	---	235,000
Unsecured lines of credit	50,800	57,700
	605,215	584,611
Construction trade payables	30,829	14,194
Accounts payable and accrued expenses	22,364	31,555
Other liabilities	17,286	27,077
Total liabilities	675,694	657,437

Commitments and contingencies

Partners' Equity
General partner	5,328	5,633
Limited partners	495,873	522,425
Accumulated other comprehensive income (loss)	1,862	(6,995)
Total partners' equity	503,063	521,063
Total liabilities and partners' equity	$1,178,757	$1,178,500

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Base rentals	$43,968	$43,218	$87,465		$85,894
Percentage rentals	1,048	940	2,353		2,248
Expense reimbursements	18,429	18,321	37,948		37,491
Other income	1,850	1,921	3,571		3,618
	65,295	64,400	131,337		129,251

Expenses
Property operating	22,123	20,660	44,472		42,270
General and administrative	5,963	5,817	11,429		11,752
Impairment charge	---	---	735		---
Depreciation and amortization	17,109	19,422	43,583		39,588
Total expenses	45,195	45,899	100,219		93,610
Operating income	20,100	18,501	31,118		35,641
Interest expense	(7,951)	(9,564)	(15,899)		(20,774)
Gain (loss) on early extinguishment of debt	(563)	10,467	(563)		10,467
Gain on fair value measurement of previously held interest in acquired joint venture
	---	---	---		31,497
Loss on termination of interest rate swaps	(6,142)	---	(6,142)		---
Income before equity in losses of unconsolidated joint ventures and discontinued operations
	5,444	19,404	8,514		56,831
Equity in losses of unconsolidated joint ventures	(51)	(517)	(119)		(1,414)
Income from continuing operations	5,393	18,887	8,395		55,417
Discontinued operations	(1)	(5,300)	---		(5,362)
Net income	5,392	13,587	8,395		50,055
Net income available to limited partners	5,351	13,496	8,338		49,682
Net income available to general partner	$41	$91	$57		$373

Basic earnings per common unit:
Income from continuing operations	$.17	$.85	$.23		$2.67
Net income	$.17	$.59	$.23		$2.40

Diluted earnings per common unit:
Income from continuing operations	$.17	$.85	$.23		$2.67
Net income	$.17	$.59	$.23		$2.40

Distribution paid per common unit	$.775	$.765	$1.540		$1.525

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$8,395	$50,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	43,670	40,049
Impairment charge	735	5,200
Loss on termination of interest rate swap agreements	6,142	---
Gain on sale of outparcels of land	(161)	---
Amortization of deferred financing costs	657	822
(Gain) loss on early extinguishment of debt	563	(10,467)
Gain on fair value measurement of previous interest held in acquired joint venture	---	(31,497)
Equity in losses of unconsolidated joint ventures	119	1,414
Equity-based compensation expense	2,682	2,889
Amortization of debt premiums and discount, net	(219)	994
Distributions of cumulative earnings from unconsolidated joint ventures	414	360
Net accretion of market rent rate adjustment	(381)	(43)
Straight-line base rent adjustment	(1,402)	(1,534)
Increase (decrease) due to changes in:
Other assets	2,319	1,913
Accounts payable and accrued expenses	(9,445)	(2,373)
Net cash provided by operating activities	54,088	57,782
INVESTING ACTIVITIES
Additions to rental property	(26,692)	(20,962)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	---	(31,086)
Termination payments related to interest rate swap agreements	(6,142)	---
Distributions in excess of cumulative earnings from unconsolidated joint ventures	536	---
Net proceeds from the sale of real estate	602	---
Additions to deferred lease costs	(1,969)	(2,369)
Net cash used in investing activities	(33,665)	(54,417)
FINANCING ACTIVITIES
Cash distributions paid	(38,633)	(31,670)
Proceeds from debt issuances	485,230	109,200
Repayments of debt	(465,000)	(82,450)
Proceeds from tax incremental financing	---	944
Additions to deferred financing costs	(2,486)	---
Proceeds from exercise of options	699	771
Net cash used in financing activities	(20,190)	(3,205)
Net increase in cash and cash equivalents	233	160
Cash and cash equivalents, beginning of period	3,214	4,952
Cash and cash equivalents, end of period	$3,447	$5,112

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2010, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.1 million square feet. We also operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest in the Operating Partnership. The Tanger family, through its ownership of the Tanger Family Limited Partnership holds the remaining units of partnership interest in the Operating Partnership as a limited partner. Stanley K. Tanger, a member of the Company's Board of Directors, is the sole general partner of the Tanger Family Limited Partnership.

2. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's, or the SEC, rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

Investments in real estate joint ventures that we do not control are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required under the equity method of accounting. These investments are evaluated for impairment when necessary.

Control is determined using an evaluation based on accounting standards related to the consolidation of joint ventures and variable interest entities. For joint ventures that are defined as variable interest entities, the primary beneficiary consolidates the entity.

3. Development of Rental Properties

New Development

During the second quarter of 2010, construction continued on our development site in Mebane, North Carolina. Currently, we have signed leases or leases out for signature for approximately 91% of the total square feet. We currently expect the center to open on November 5th, in time for the 2010 holiday season.

Redevelopment at Existing Outlet Centers

During the second quarter of 2010, we completed the demolition of our Hilton Head I center in Bluffton, South Carolina. The redevelopment of the outlet center is currently underway and we have leases signed or out for signature on 54% of the leasable square feet. When completed, the new 176,000 square foot center, with an additional four outparcel pads, will be the first LEED certified green shopping center in Beaufort County. Our $50.0 million redevelopment is projected to open during the second half of 2011. As a result of the demolition and redevelopment plan, a total of $9.2 million in depreciation and amortization was recognized in the first quarter of 2010 to completely depreciate the existing center. The demolition was completed during the second quarter of 2010, at which time the fully depreciated assets were written-off.

Commitments to complete construction of our new developments, redevelopments and other capital expenditure requirements amounted to approximately $30.0 million at June 30, 2010. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended June 30, 2010 and 2009 amounted to $313,000 and $48,000, respectively, and for the six months ended June 30, 2010 and 2009 amounted to $513,000 and $84,000, respectively.

Impairment Charges

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

Seymour, Indiana 2010

In 2005 we sold our outlet center located in Seymour, Indiana, but retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we have obtained for all the various parcels less estimated closing costs. See Note 17, Fair Value Measurements, for further discussion.

Commerce I, Georgia 2009

During the second quarter 2009, we determined for our Commerce I, Georgia outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property would significantly decrease in future periods. Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations within discontinued operations (Note 5) which equaled the excess of the property's carrying value over its fair value. We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method.

In March 2010, we closed on the sale of an outparcel of land at our property in Lincoln City, Oregon. The net proceeds from the sale were approximately $403,000 and a gain on sale of outparcel of approximately $161,000 was recognized. We also sold two of the remaining outparcels in Seymour Indiana for net proceeds of approximately $199,000. As these parcels were recorded at their fair value earlier in the quarter, no gain or loss on sale was recorded. The only remaining land as of June 30, 2010 is currently recorded at its estimated fair value which is approximately $200,000.

4. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of June 30, 2010 and December 31, 2009 aggregated $7.6 million and $9.1 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At June 30, 2010, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	683,033	$2.5	$269.3

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.1	$24.8

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.

The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fee:
Management and leasing	$471	$494	$935	$965
Marketing	39	40	80	79
Total Fees	$510	$534	$1,015	$1,044

Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing services provided to Wisconsin Dells and by 33.3% of the profits earned for leasing services provided to Deer Park. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets – Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of June 30, 2010, we do not believe that any of our equity investments were impaired.

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we performed an analysis of all of our real estate joint ventures to determine whether they would qualify as variable interest entities, or VIE, and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. As a result of our qualitative assessment, we concluded that Deer Park is a VIE and Wisconsin Dells is not a VIE. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk.

After making the determination that Deer Park was a VIE, we performed an assessment to determine if we would be considered the primary beneficiary and thus be required to consolidate Deer Park's balance sheets and results of operations. This assessment was based upon whether we had the following:

a. The power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance

b. The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity

Based on the provisions of the operating and management agreements of Deer Park, we determined that no one member alone has the power to direct the significant activities that affect the economic performance of Deer Park. While we are the Deer Park property manager, we must operate the property within the approved budget or risk being removed by the other two members as the property manager.

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of June 30, 2010 was approximately $2.5 million. We are unable to estimate our maximum exposure to loss at this time. Upon completion of the final phase of the project, the debt is expected to be approximately $284.0 million, of which our proportionate share would be approximately $94.7 million. A calculation of the maximum loss would involve variables such as the loan balance amount and any proceeds from the sale of the property.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of June 30, 2010	As of December 31, 2009
Assets
Investment properties at cost, net	$289,587	$294,857
Cash and cash equivalents	9,020	8,070
Deferred charges, net	4,799	5,450
Other assets	6,697	5,610
Total assets	$310,103	$313,987
Liabilities and Owners' Equity
Mortgages payable	$294,034	$292,468
Construction trade payables	878	3,647
Accounts payable and other liabilities	3,991	3,826
Total liabilities	298,903	299,941
Owners' equity	11,200	14,046
Total liabilities and owners' equity	$310,103	$313,987

Summary Statements of Operations—	Three Months Ended June 30,		Six Months Ended June 30,
Unconsolidated Joint Ventures	2010	2009	2010	2009

Revenues	$9,261	$8,431	$18,535	$16,955

Expenses
Property operating	4,200	3,611	8,410	7,858
General and administrative	72	117	359	306
Depreciation and amortization	3,546	3,358	7,043	6,532
Total expenses	7,818	7,086	15,812	14,696
Operating income	1,443	1,345	2,723	2,259
Interest expense	1,717	3,079	3,391	6,810
Net loss	$(274)	$(1,734)	$(668)	$(4,551)

Tanger's share of:
Net loss	$(51)	$(517)	$(119)	$(1,414)
Depreciation (real estate related)	1,280	1,223	2,545	2,389

5. Rental Property Held for Sale

In May 2010, our Board of Directors approved the sale of our Commerce I, Georgia center. As of June 30, 2010, this property qualified as a rental property held for sale under applicable accounting guidance. In June 2009, we recorded an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

Summary of results of operations for the property whose results of operations are considered discontinued operations for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Revenues:
Base rentals	$138	$206		$289	$458
Expense reimbursements	27	53		45	102
Other income	10	7		18	14
Total revenues	175	266		352	574

Expenses:
Property operating	138	133		261	272
General and administrative	4	3		4	3
Depreciation and amortization	34	230		87	461
Impairment charge	---	5,200		---	5,200
Total expenses	176	5,566		352	5,936
Discontinued operations	$(1)	$(5,300)	$	---	$(5,362)

6. Debt of the Company

In this Note 6, the “Company” refers only to Tanger Factory Outlet Centers, Inc. and not to any of its subsidiaries.

The Company itself does not hold any indebtedness. All debt is held directly by the Operating Partnership.

The Company guarantees the Operating Partnership's obligations with respect to its five unsecured lines of credit which have a total borrowing capacity of $325.0 million. As of June 30, 2010, the Operating Partnership had approximately $50.8 million outstanding in total on these lines. The Company also guarantees the Operating Partnership's obligations with respect to its $7.2 million of outstanding senior exchangeable notes due in 2026. However, August 18, 2011 is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

7. Debt of the Operating Partnership

As of June 30, 2010 and December 31, 2009, the debt of the Operating Partnership consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior, unsecured notes:
6.15% Senior notes, maturing November 2015, net of discount of $555 and $598, respectively	$249,445	$249,402
3.75% Senior exchangeable notes, maturing August 2026, net of discount of $183 and $260, respectively	7,027	6,950
6.125% Senior notes, maturing in May 2020, net of discount of $2,057 and $0, respectively	297,943	---
Unsecured term loan facility:
LIBOR + 1.60% unsecured term loan facility (1)	---	235,000
Unsecured lines of credit with a weighted average interest rates of 1.01% and 0.98%, respectively (2)	50,800	57,700
Mortgage note:
LIBOR + 1.40 maturing April 2010, including net premium of $0 and $241, respectively (3)	---	35,559
	$605,215	$584,611

(1) The effective rate on this facility due to interest rate swap agreements was 5.25%.

(2) For our lines of credit being utilized at June 30, 2010 and depending on our investment grade rating, the interest rates can vary from either prime or from LIBOR +.45% to LIBOR + 1.55% and expire in June 2011 or later. At June 30, 2010, our interest rates on outstanding balances were LIBOR + .60%.

(3) Because this mortgage debt was assumed as part of an acquisition, the debt was recorded at its fair value and carried an effective interest rate of 5.34%.

Transactions in 2010

In June 2010, we closed on $300.0 million of senior unsecured notes. The ten year notes were issued by the Operating Partnership and were priced at 99.31% of par value to yield 6.219% to maturity. The notes will pay interest semi-annually at a rate of 6.125% per annum and mature on June 1, 2020.

The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the notes to (i) repay our $235.0 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan and (iii) repay borrowings under our unsecured lines of credit and for general working capital purposes.

No prepayment or early termination penalty was paid as a result of the repayment of the term loan; however, unamortized loan origination costs of approximately $563,000 were written-off during the second quarter of 2010.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2010 are as follows (in thousands):

Year		Amount
2010	$	---
2011 (1)		58,010
2012		---
2013		---
2014		---
Thereafter		550,000
Subtotal		608,010
Discount		(2,795)
Total		$605,215

(1) Includes expiration of $7.2 million of senior exchangeable notes shown in 2011 because that is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

8. Shareholders' Equity of the Company

In May 2009, the senior exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total senior exchangeable notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, senior exchangeable notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded upon adoption of new accounting guidance for convertible debt amounting to approximately $7.0 million was written-off as part of the transaction.

9. Partners' Equity of the Operating Partnership

When the Company issues common shares pursuant to a public offering or upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a two shares for one unit basis. At June 30, 2010 and December 31, 2009, the ownership interests of the Operating Partnership consisted of the following:

	June 30, 2010	December 31, 2009
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	237,000	237,000
Limited partners	23,031,736	22,934,867
Total common units	23,268,736	23,171,867

10. Other Comprehensive Income of the Company

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,392	$13,587	$8,395	$50,055
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(78)	(73)	(154)	(145)

Reclassification adjustment for settlement of interest rate swap agreements	6,142	---	6,142	---

Change in fair value of cash flow hedges	2,053	1,331	2,905	1,261

Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	3	696	(36)	2,136
Other comprehensive income	8,120	1,954	8,857	3,252
Total comprehensive income	13,512	15,541	17,252	53,307
Comprehensive income attributable to the noncontrolling interest	(1,591)	(2,136)	(1,898)	(8,045)
Total comprehensive income attributable to the Company	$11,921	$13,405	$15,354	$45,262

11. Other Comprehensive Income of the Operating Partnership

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$5,392	$13,587	$8,395	$50,055
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(78)	(73)	(154)	(145)

Reclassification adjustment for settlement of interest rate swap agreements	6,142	---	6,142	---

Change in fair value of cash flow hedges	2,053	1,331	2,905	1,261

Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	3	696	(36)	2,136
Other comprehensive income	8,120	1,954	8,857	3,252
Total comprehensive income	$13,512	$15,541	$17,252	$53,307

12. Noncontrolling Interest in the Operating Partnership

Noncontrolling interest in the Operating Partnership in the consolidated financial statements relates to the ownership of units by the Tanger Family Limited Partnership. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of units owned by the Tanger Family Limited Partnership during the period, as a percentage of the total number of outstanding units, to the Operating Partnership's net income for the period after deducting distributions for preferred units.

The following table sets forth noncontrolling interests in the Operating Partnership (in thousands):

	Six months ended June 30,
	2010	2009
Beginning noncontrolling interest in the Operating Partnership	$58,392	$30,692
Net income attributable to noncontrolling interest in the Operating Partnership	734	7,531
Distributions to noncontrolling interest in the Operating Partnership	(4,671)	(4,623)
Other comprehensive income attributable to noncontrolling interest in the Operating Partnership	1,164	514
Reallocation of noncontrolling interest in the Operating Partnership due to changes in ownership	183	13,687
Total noncontrolling interest in the Operating Partnership	$55,802	$47,801

13. Equity-Based Compensation

During the first quarter of 2010, the Company's Board of Directors approved the grant of 150,288 restricted common shares to the Company's independent directors and the Company's senior executive officers. The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. The grant date fair value of the awards was $39.24 per share, which was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company's Incentive Award Plan, or Plan. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

Also during the first quarter of 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, or the 2010 Multi-Year Performance Plan. The 2010 Multi-Year Performance Plan is a long-term incentive compensation plan pursuant to which award recipients, as a group, may earn up to approximately 615,000 restricted common shares of the Company based on our share price appreciation over four years beginning on January 1, 2010. The maximum number of shares will be earned under this plan if we achieve 60% or higher share price appreciation over the four-year performance period. We expect that the value of the awards, if we achieve 60% share price appreciation, will equal between approximately $35 million and $39 million. After the awards are earned, they will remain subject to a one-year vesting period. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

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

We recorded equity-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted shares	$1,006	$1,567	$1,965	$2,811
Notional unit performance awards	450	---	717	---
Options	---	25	---	78
Total equity-based compensation	$1,456	$1,592	$2,682	$2,889

As of June 30, 2010, there was $20.9 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan.

14. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations attributable to the Company	$4,869	$16,256	$7,661	$47,078
Less applicable preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Less allocation of earnings to participating securities	(143)	(250)	(312)	(687)
Income from continuing operations available to common shareholders of the Company	3,319	14,599	4,536	43,578
Discontinued operations attributable to participating securities	---	71	---	71
Discontinued operations attributable to the Company	(1)	(4,502)	---	(4,554)
Net income available to common shareholders of the Company	$3,318	$10,168	$4,536	$39,095
Denominator
Basic weighted average common shares	40,103	34,249	40,067	32,767
Effect of senior exchangeable notes	25	---	25	---
Effect of outstanding options	43	78	49	80
Diluted weighted average common shares	40,171	34,327	40,141	32,847
Basic earnings per common share:
Income from continuing operations	$.08	$.43	$.11	$1.33
Discontinued operations	---	(.13)	---	(.14)
Net income	$.08	$.30	$.11	$1.19
Diluted earnings per common share:
Income from continuing operations	$.08	$.43	$.11	$1.33
Discontinued operations	---	(.13)	---	(.14)
Net income	$.08	$.30	$.11	$1.19

The senior exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.83 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three months ended June 30, 2010 and 2009, respectively.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

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

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

15. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations	$5,393	$18,887	$8,395	$55,417
Less applicable preferred unit distributions	(1,407)	(1,407)	(2,813)	(2,813)
Less allocation of earnings to participating securities	(143)	(247)	(312)	(689)
Income from continuing operations available to common unitholders of the Operating Partnership	3,843	17,233	5,270	51,915
Discontinued operations	(1)	(5,300)	---	(5,362)
Net income available to common unitholders of the Operating Partnership	$3,842	$11,933	$5,270	$46,553
Denominator
Basic weighted average common units	23,085	20,158	23,067	19,417
Effect of senior exchangeable notes	13	---	13	---
Effect of outstanding options	21	39	24	40
Diluted weighted average common units	23,119	20,197	23,104	19,457
Basic earnings per common unit:
Income from continuing operations	$.17	$.85	$.23	$2.67
Discontinued operations	---	(.26)	---	(.27)
Net income	$.17	$.59	$.23	$2.40
Diluted earnings per common unit:
Income from continuing operations	$.17	$.85	$.23	$2.67
Discontinued operations	---	(.26)	---	(.27)
Net income	$.17	$.59	$.23	$2.40

When the Company issues common shares pursuant to a public offering or upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a two shares for one unit basis. The senior exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.83 per Company common share.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to twice the market price of a Company common share. No options were excluded from the computations for the three and six months ended June 30, 2010 and 2009, respectively.

The Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted share awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on distributions declared and the unvested restricted shares' participation rights in undistributed earnings.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per unit for the three and six months ended June 30, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

16. Derivatives

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

In June 2010, we terminated with a combined cash payment of $6.1 million our two LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T with notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. The term loan was repaid with proceeds from our $300.0 million 6.125% unsecured bond offering. Since the debt underlying the interest rate swaps was retired, we terminated the related interest rate swap agreements. As of June 30, 2010, we were not a party to any interest rate protection agreements.

Prior to when they were terminated, the swaps were designated as cash flow hedges. Unrealized gains and losses related to the effective portion of the swaps were recognized in other comprehensive income. Because the swaps were highly effective, the amount included in accumulated other comprehensive income when the swaps were terminated was equal to the amount recorded as a liability on the balance sheet of $6.1 million. The contemporaneous termination of the swaps and the related debt caused the amounts in accumulated other comprehensive income to be reclassified to earnings. Additionally, a payment of $6.1 million, which was considered to be an investing activity in the statement of cash flows, was made to relieve the obligation that was recorded as a liability.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, respectively (in millions).

		Liability Derivatives
		As of		As of
		June 30, 2010		December 31, 2009
	Notional amounts	Balance sheet location	Fair value (1)	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap agreements	$235.0	N/A	N/A	Other liabilities	$9.1

Derivatives not designated as hedging instruments (2)
Interest rate swap agreement	35.0	N/A	N/A	Other liabilities	0.4
Total derivatives	$270.0		N/A		$9.5

(1) Note that no derivatives were outstanding as of June 30, 2010.

(2) The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17. We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet. Changes in fair value of this derivative were recorded through the statement of operations until its expiration in March 2010.

We recorded the following amounts as a reduction of interest expense related to the change in fair value of derivatives not designated as hedging instruments for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Change in fair value recorded through statement of operations for non-designated hedging derivatives	$	---	$279	$439	$520

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of June 30, 2010 of $2.0 million which will amortize into the statement of operations through October 2015.

17. Fair Value Measurements

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below as of June 30, 2010 and December 31, 2009:

RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities as of June 30, 2010:
Derivative financial instruments (1)	---	---	---

Liabilities as of December 31, 2009:
Derivative financial instruments (1)	---	$(9.5)	---

(1) Included in "Other liabilities" in the accompanying consolidated balance sheet.

For assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

NON-RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Assets as of June 30, 2010:
Land (1)	---	$0.2	---

(1) Land with a carrying amount of $1.1 million was written down to its fair value of $399,000 in February 2010. In March 2010, a portion of the land was sold for $199,000. The remaining $200,000 is included in "Land" in the accompanying consolidated balance sheet.

The estimated fair value of our debt, consisting of senior notes, senior exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at June 30, 2010 and December 31, 2009 was $646.5 million and $567.0 million, respectively, and its recorded value was $605.2 million and $584.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

18. Non-Cash Activities

Non-cash financing activities that occurred during the 2009 period included the assumption of mortgage debt in the amount of $35.8 million, including a debt discount of $1.5 million related to the acquisition of the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture.  In addition, rental property increased by $32.0 million related to the fair market valuation of our previously held interest in excess of carrying amount.

We also completed a non-cash exchange offering, as described in Note 8, which resulted in the retirement of $142.3 million in principal amount of senior exchangeable notes which had a carrying value of $135.3 million. These notes were retired with the issuance of approximately 4.9 million Company common shares.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2010 and 2009 amounted to $30.8 million and $6.3 million, respectively.

19. Subsequent Events

In July 2010, we sold a major portion of our Commerce I, Georgia property for net proceeds of approximately $1.4 million. We still retain one building on the property which we are actively marketing that is still classified as held for sale.

Also in July 2010, Liz Claiborne, Inc. announced a plan to exit the Liz Claiborne branded outlet store concept in the United States and Puerto Rico over the next six to twelve months. Over the past five years we have reduced the Liz Claiborne branded outlet stores footprint in our centers by approximately one-third (from 316,000 to 233,000 square feet). We currently have in our portfolio twenty-two Liz Claiborne branded outlet stores totaling 233,000 square feet, which represents 2.6% of our total portfolio. The combined annualized base and percentage rental revenue to us from these Liz Claiborne branded outlet stores currently represents less than 1.5% of our total base and percentage rental revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually identical for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors listed there through June 30, 2010.

General Overview

At June 30, 2010, our consolidated portfolio included 31 wholly owned outlet centers in 21 states totaling 9.1 million square feet compared to 31 wholly owned outlet centers in 21 states totaling 9.2 million square feet at June 30, 2009. The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000's)	States
As of June 30, 2009	31	9,241	21
Center redevelopment:
Hilton Head I, South Carolina	---	(182)	---
Other	---	(3)	---
As of June 30, 2010	31	9,056	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2010. Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (2)	729,475	99
Rehoboth Beach, Delaware (2)	568,868	98
Foley, Alabama	557,235	97
San Marcos, Texas	441,929	97
Myrtle Beach Hwy 501, South Carolina	426,417	92
Sevierville, Tennessee (2)	419,038	99
Myrtle Beach Hwy 17, South Carolina (2)	402,466	100
Washington, Pennsylvania	372,926	95
Commerce II, Georgia	370,512	97
Charleston, South Carolina	352,315	97
Howell, Michigan	324,631	95
Branson, Missouri	302,992	100
Park City, Utah	298,379	99
Locust Grove, Georgia	293,868	99
Westbrook, Connecticut	291,051	95
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	89
Lincoln City, Oregon	270,204	99
Lancaster, Pennsylvania	255,152	98
Tuscola, Illinois	250,439	83
Tilton, New Hampshire	245,698	100
Hilton Head, South Carolina	206,586	100
Fort Myers, Florida	198,950	88
Commerce I, Georgia	185,750	46
Terrell, Texas	177,800	94
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	9,056,460	97	(1)

Unconsolidated Joint Ventures
Deer Park, New York (3)	683,033	84
Wisconsin Dells, Wisconsin	265,061	99

(1) Excludes the occupancy rate at our Commerce I, Georgia center which was held for sale as of June 30, 2010.

(2) These properties or a portion thereof are subject to a ground lease.

(3) Includes a 29,253 square foot warehouse adjacent to the shopping center.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

BASE RENTALS

Base rentals increased $750,000, or 2%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rentals from the 2010 and 2009 periods (in thousands):

	2010	2009	Change
Existing property base rentals	$43,417	$42,268	$1,149
Incremental base rentals from Commerce II, GA expansion	127	29	98
Base rentals from Hilton Head I, SC center currently under redevelopment	42	388	(346)
Termination fees	167	258	(91)
Amortization of net above and below market rent adjustments	215	275	(60)
	$43,968	$43,218	$750

Base rental income generated from existing properties in our portfolio increased due to higher rental rates on lease renewals and incremental rents from re-tenanting vacant spaces. In addition, the 2010 period included base rentals from the tenants that occupy space in the 23,000 square foot expansion which was first occupied late in the second quarter of 2009 at our Commerce II, Georgia property.

During the second quarter of 2010, we completed the demolition of approximately 162,000 square feet at our center in Hilton Head, South Carolina. The redevelopment of this site began during the second quarter with the opening of a new 176,000 square foot outlet center expected in the second half of 2011.

Also, included in base rentals are termination fees which represent payments received from the early termination of leases and are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

Finally, included in base rentals is the amortization from the value of above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The net amortization of above and below market leases decreased for the 2010 period compared to the 2009 period due to the aging of the portfolio of leases that is accounted for under the business combination accounting guidance.

At June 30, 2010, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $2.0 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $108,000 or 11% from the 2009 period to the 2010 period. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2009 increased 4.6% to $345 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

PROPERTY OPERATING

Property operating expenses increased $1.5 million, or 7%, in the 2010 period as compared to the 2009 period. The increase is due primarily to the following items from the 2010 period: (1) write-off of approximately $365,000 of predevelopment and due diligence costs associated with a project in Irving, Texas; (2) approximately $641,000 in demolition costs related to our center redevelopment in Hilton Head, South Carolina and (3) an increase in various common area maintenance projects throughout our portfolio. These increases were partially offset by a decrease in our property insurance costs due to lower premiums upon renewal of our policies during the third quarter of 2009 and the savings in property operating expenses as a result of the demolition of our center in Hilton Head.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $2.3 million, or 12%, in the 2010 period compared to the 2009 period.  As of March 31, 2010, approximately 162,000 square feet of our center in Hilton Head, South Carolina was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated. Therefore, depreciation and amortization for the 2010 period decreased approximately $1.5 million related to the redevelopment activities in Hilton Head. The remainder of the decrease relates to lower levels of intangible lease cost amortization from acquired outlet centers in 2003 and 2005.

INTEREST EXPENSE

Interest expense decreased $1.6 million, or 17%, in the 2010 period compared to the 2009 period. This decrease was due to the significant reduction in the average amount of debt outstanding which was accomplished through an exchange offering in May 2009 and a common share offering in August 2009. These two equity transactions in essence retired approximately $259.1 million of outstanding debt.

GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

The 2010 period includes the write-off of approximately $563,000 of unamortized loan origination costs. These assets were written-off due to the repayment of the $235.0 million term loan facility in the 2010 period with a portion of the proceeds from the $300.0 million unsecured bond offering in June 2010. In May 2009, senior exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total senior exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, senior exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on the early extinguishment of debt in the amount of $10.5 million.

LOSS ON TERMINATION OF INTEREST RATE SWAPS

During the second quarter of 2010, we terminated two interest rate swap agreements with a total notional amount of $235.0 million originally entered into in 2008 for the purpose of fixing the LIBOR based interest rate on the $235.0 million term loan facility originally completed in June 2008. We paid approximately $6.1 million to terminate the two interest rate swap agreements. The agreements were terminated because the underlying debt for the derivative transaction was repaid with a portion of the proceeds from the $300.0 million bond offering mentioned above.

Prior to when they were terminated, the swaps were designated as cash flow hedges. Unrealized gains and losses related to the effective portion of the swaps were recognized in other comprehensive income. Because the swaps were highly effective, the amount included in accumulated other comprehensive income when the swaps were terminated was equal to the amount recorded as a liability on the balance sheet of $6.1 million. The contemporaneous termination of the swaps and the related debt caused the amounts in accumulated other comprehensive income to be reclassified to earnings. Additionally, a payment of $6.1 million, which was considered to be an investing activity in the statement of cash flows, was made to relieve the obligation that was recorded as a liability.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Our equity in the earnings and losses of unconsolidated joint ventures improved by $466,000, or 90%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the construction loan for the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels.

DISCONTINUED OPERATIONS

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 and 2009 periods. The 2009 period included an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

BASE RENTALS

Base rentals increased $1.6 million, or 2%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rentals from the 2010 and 2009 periods (in thousands):

	2010	2009	Change
Existing property base rentals	$85,714	$83,776	$1,938
Incremental base rentals from Commerce II, GA expansion	273	29	244
Base rentals from Hilton Head I, SC center currently under redevelopment	302	925	(623)
Termination fees	788	945	(157)
Amortization of net above and below market rent adjustments	388	219	169
	$87,465	$85,894	$1,571

Base rental income generated from existing properties in our portfolio increased due to higher rental rates on lease renewals and incremental rents from re-tenanting vacant spaces. In addition, the 2010 period included base rentals from the tenants that occupy space in the 23,000 square foot expansion which was first occupied late in the second quarter of 2009 at our Commerce II, Georgia property.

During the second quarter of 2010, we completed the demolition of approximately 162,000 square feet at our center in Hilton Head, South Carolina. The redevelopment of this site began during the second quarter with the opening of a new 176,000 square foot outlet center expected in the second half of 2011.

Also, included in base rentals are termination fees which represent payments received from the early termination of leases and are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

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

At June 30, 2010, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $2.0 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $105,000 or 5% from the 2010 period to the 2009 period. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2009 increased 4.6% to $345 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

PROPERTY OPERATING

Property operating expenses increased $2.2 million, or 5%, in the 2010 period as compared to the 2009 period. The increase is due primarily to the following items from the 2010 period: (1) write-off of approximately $365,000 of predevelopment and due diligence costs associated with a project in Irving, Texas; (2) approximately $699,000 in demolition costs related to our center redevelopment in Hilton Head, South Carolina; (3) increases in snow removal costs of approximately $367,000 and (4) an increase in various common area maintenance projects throughout our portfolio. These increases were partially offset by a decrease in our property insurance costs due to lower premiums upon renewal of our policies during the third quarter of 2009 and the savings in property operating expenses as a result of the demolition of our center in Hilton Head.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $4.0 million, or 10%, in the 2010 period compared to the 2009 period.  During the first quarter of 2010, we accelerated the depreciation and amortization of our Hilton Head I, South Carolina center in order to fully depreciate its assets by the time demolition and redevelopment began in April 2010. As a result of this acceleration, we incurred approximately $6.2 million more depreciation and amortization in the 2010 period compared to the 2009 period related to our Hilton Head I center. This increase was partially offset by lower levels of intangible lease cost amortization from acquired outlet centers in 2003 and 2005.

IMPAIRMENT CHARGE

In 2005 we sold our outlet center located in Seymour, Indiana, but retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its current fair value. We determined the estimated fair value using a market approach considering offers that we have obtained for all the various parcels less estimated closing costs.

INTEREST EXPENSE

Interest expense decreased $4.9 million, or 23%, in the 2010 period compared to the 2009 period. This decrease was due to the significant reduction in the average amount of debt outstanding which was accomplished through an exchange offering in May 2009 and a common share offering in August 2009. These two equity transactions in essence retired approximately $259.1 million of outstanding debt.

GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

The 2010 period includes the write-off of approximately $563,000 of unamortized loan origination costs. These assets were written-off due to the repayment of the $235.0 million term loan facility in the 2010 period with a portion of the proceeds from the June 2010 $300.0 million unsecured bond offering. In May 2009, senior exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for Company common shares, representing approximately 95.2% of the total senior exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, senior exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

LOSS ON TERMINATION OF INTEREST RATE SWAPS

During the second quarter of 2010, we terminated two interest rate swap agreements with a total notional amount of $235.0 million originally entered into in 2008 for the purpose of fixing the LIBOR based interest rate on the $235.0 million term loan facility originally completed in June 2008. We paid approximately $6.1 million to terminate the two interest rate swap agreements. The agreements were terminated because the underlying debt for the derivative transaction was repaid with a portion of the proceeds from the $300.0 million bond offering mentioned above.

Prior to when they were terminated, the swaps were designated as cash flow hedges. Unrealized gains and losses related to the effective portion of the swaps were recognized in other comprehensive income. Because the swaps were highly effective, the amount included in accumulated other comprehensive income when the swaps were terminated was equal to the amount recorded as a liability on the balance sheet of $6.1 million. The contemporaneous termination of the swaps and the related debt caused the amounts in accumulated other comprehensive income to be reclassified to earnings. Additionally, a payment of $6.1 million, which was considered to be an investing activity in the statement of cash flows, was made to relieve the obligation that was recorded as a liability.

GAIN ON FAIR VALUE MEASUREMENT OF PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million which was net of the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.  We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and consolidated.  The acquisition was accounted for under the new guidance for acquisitions that was effective January 1, 2009.  Under this guidance, we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Our equity in the earnings and losses of unconsolidated joint ventures improved by $1.3 million, or 92%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the construction loan for the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels.

DISCONTINUED OPERATIONS

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 and 2009 periods. The 2009 period included an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

In this "Liquidity and Capital Resources of the Company" section, the term, the Company, refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

The Company's business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company's principal funding requirement is the payment of dividends on its common and preferred shares. The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

Through its ownership of the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility for the Operating Partnership's day-to-day management and control. The Company causes the Operating Partnership to distribute all, or such portion as the Company may in its discretion determine, of its available cash in the manner provided in the Operating Partnership's partnership agreement. The Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership's partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership.

The Company is a well-known seasoned issuer with an effective shelf registration statement which was updated in July 2009 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties, portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

The liquidity of the Company is dependent on the Operating Partnership's ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its shareholders. The Company also guarantees some of the Operating Partnership's debt. If the Operating Partnership fails to fulfill its debt requirements, which trigger Company guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company's only asset is its investment in the Operating Partnership.

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its REIT taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures.

As the sole owner of the general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the REIT. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled "Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

On July 8, 2010, the Company's Board of Directors declared a $.3875 cash dividend per common share payable on August 13, 2010 to each shareholder of record on July 30, 2010, and caused a $.7750 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's noncontrolling interest. The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on August 16, 2010 to holders of record on July 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

General Overview

In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership's debt and the Company's equity offerings.

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

The following table sets forth our changes in cash flows for the six months ended June 30, 2010 and 2009, respectively (in thousands):

	2010	2009	Change
Net cash provided by operating activities	$54,088	$57,782	$(3,694)
Net cash used in investing activities	(33,665)	(54,417)	20,752
Net cash used in provided by financing activities	(20,190)	(3,205)	(16,985)
Net cash increase in cash and cash equivalents	$233	$160	$73

Operating Activities

The decrease in cash provided by operating activities due to the change in accounts payable and accrued expenses in the 2010 period. This decrease in cash was partially offset by increases in net operating income at existing centers in the 2010 period versus the 2009 period.

Investing Activities

Cash flow used in investing activities was lower in the 2010 period by approximately $20.8 million due to the 2009 period including the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina outlet center. We acquired our partners' interest for a cash purchase price of $32.0 million. The 2010 period did have higher additions to rental property due to the on-going construction at our Mebane, North Carolina development which we plan on opening in the fourth quarter of 2010. Finally, the 2010 period included a cash payment of $6.1 million for the termination of two interest rate swap agreements associated with the underlying debt obligation which was repaid during the 2010 period.

Financing Activities

Dividends and distributions paid in the 2010 period were higher by $7.0 million compared to the 2009 period due to a higher number of outstanding common shares from the May 2009 exchange offering and August 2009 common share offering and an increase in the dividend rate paid on our common shares. In addition during the 2010 period we issued $300 million of senior, unsecured notes which included a cash outflow of $2.5 million for debt origination fees.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

New Development

During the second quarter of 2010, construction continued on our development site in Mebane, North Carolina. We have signed leases or leases out for signature for approximately 91% of the total square feet. Currently, we expect the 317,000 square foot outlet center will be funded by operating cash flows and amounts available under our unsecured lines of credit. We also expect the center to open in early November 2010.

Commitments to complete construction of our renovations and other capital expenditure requirements amounted to approximately $30.0 million at June 30, 2010. Commitments for construction represent only those costs contractually required to be paid by us.

Redevelopment at Existing Outlet Centers

During the second quarter of 2010, we completed the demolition of our Hilton Head I center in Bluffton, South Carolina. The redevelopment of the outlet center is currently underway and we have leases signed or out for signature on 54.6% of the leasable square feet. When completed, the new 176,000 square foot center, with an additional four outparcel pads, will be the first LEED certified green shopping center in Beaufort County. Our $50.0 million redevelopment is projected to open during the second half of 2011. Currently, we expect the outlet center will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Potential Future Developments

In April 2010, we decided to terminate our option contract for a new development site located in Irving, Texas. As the development was deemed no longer probable, we wrote-off approximately $365,000 of predevelopment and due diligence costs associated with the project in the second quarter of 2010.

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

Financing Arrangements

At June 30, 2010, 100% of our outstanding debt represented unsecured borrowings and approximately 100% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured, revolving lines of credit that provide for unsecured borrowings of up to $325.0 million.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. We have no significant debt maturities until June 2011 when our unsecured lines of credit expire. We are actively working on extending these lines of credit but there can be no assurance that we will be able to do so on favorable terms or at all. The Company is a well-known seasoned issuer with an effective joint shelf registration statement with the Operating Partnership that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2010.

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

We believe our current balance sheet position is financially sound; however, due to the current weakness in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2015 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

The Operating Partnership's debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all of our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	37%
Total secured debt to adjusted total assets	<40%	0%
Total unencumbered assets to unsecured debt	>135%	271%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2010 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	683,033	$2.5	$269.3

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.1	$24.8

We may issue guarantees for the debt of a joint venture in order for the joint venture to obtain funding or to obtain funding at a lower cost than could be obtained otherwise. We are party to a limited joint and several guarantee with respect to Wisconsin Dells joint venture loan, which currently has a balance of $24.8 million. We are also party to limited joint and several guarantees with respect to the loans obtained by the Deer Park joint venture which currently have a balance of $269.3 million.

Each of the above ventures contains provisions where a venture partner can trigger certain provisions and force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

The following table details our share of the debt maturities of the unconsolidated joint ventures as of June 30, 2010 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,761	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,375	12/18/2012	Libor + 3.00%

(1) The Deer Park mortgage has a one-year extension option which is exercisable at the May 17, 2011 initial maturity date, subject to certain qualifications.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2009 Annual Reports on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2010.

RELATED PARTY TRANSACTIONS

As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three and six months ended June 30, 2010 and 2009, respectively, we recognized the following fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fee:
Management and leasing	$471	$494	$935	$965
Marketing	39	40	80	79
Total Fees	$510	$534	$1,015	$1,044

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. Stanley K. Tanger, a member of the Company's Board of Directors, is the sole general partner of the Tanger Family Limited Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $4.7 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively.

SUPPLEMENTAL EARNINGS MEASURES

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

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend or distribution paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally.

Below is a reconciliation of net income to FFO for the three and six months ended June 30, 2010 and 2009 as well as other data for those respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
FUNDS FROM OPERATIONS
Net income (1)	$5,392	$13,587	$8,395	$50,055
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	34	230	87	461

Depreciation and amortization uniquely significant to real estate - wholly-owned
	16,984	19,300	43,343	39,347
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures
	1,280	1,223	2,545	2,389
Gain on fair value measurement of previously held interest in acquired joint venture	---	---	---	(31,497)
Funds from operations (FFO)	23,690	34,340	54,370	60,755
Preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Allocation of FFO to participating securities	(177)	(452)	(442)	(758)
Funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$22,106	$32,481	$51,115	$57,184
Weighted average Company shares outstanding (2)	46,238	40,394	46,208	38,914
Funds from operations per share	$.48	$0.80	$1.11	$1.47
Weighted average Operating Partnership units outstanding	23,119	20,197	23,104	19,457
Funds from operations per unit	$.96	$1.60	$2.21	$2.94

(1) Includes gain on sale of outparcel of land of $161 for the six months ended June 30, 2010.

(2) Includes the dilutive effect of options and senior exchangeable notes and assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

Adjusted Funds From Operations

We present Adjusted Funds From Operations, or AFFO, as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present AFFO because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use AFFO as a factor in evaluating management's performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.

AFFO has limitations as an analytical tool. Some of these limitations are:

  AFFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
  AFFO does not reflect changes in, or cash requirements for, our working capital needs;
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and AFFO does not reflect any cash requirements for such replacements;

    AFFO does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
    other companies in our industry may calculate AFFO differently than we do, limiting its usefulness as a comparative measure.

  Because of these limitations, AFFO should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using AFFO only supplementally.

  Below is a reconciliation of FFO to AFFO for the three and six months ended June 30, 2010 and 2009 as well as other data for those respective periods (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$23,690	$34,340	$54,370	$60,755
Adjusted for non-core items:
Termination of interest rate swap agreements	6,142	---	6,142	---
Impairment charges	---	5,200	735	5,200
(Gain) loss on early extinguishment of debt	563	(10,467)	563	(10,467)
Gain on sale of outparcel	---		(161)	---
Demolition costs of Hilton Head I, South Carolina	641	---	699	---
Abandoned due diligence costs	365	---	365	---
Adjusted funds from operations (AFFO)	31,401	29,073	62,713	55,488
Preferred share dividends	(1,407)	(1,407)	(2,813)	(2,813)
Allocation of AFFO to participating securities	(237)	(382)	(511)	(688)
Adjusted funds from operations available to common shareholders
and noncontrolling interest in Operating Partnership	$29,757	$27,284	$59,389	$51,987
Weighted average Company shares outstanding (1)	46,238	40,394	46,208	38,914
Adjusted funds from operations per share	$.64	$0.68	$1.29	$1.34
Weighted average Operating Partnership units outstanding	23,119	20,197	23,104	19,457
Adjusted funds from operations per unit	$1.29	$1.35	$2.57	$2.67

  (1) Includes the dilutive effect of options and senior exchangeable notes and assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

  In July 2010, Liz Claiborne, Inc. announced a plan to exit the Liz Claiborne branded outlet store concept in the United States and Puerto Rico over the next six to twelve months. Over the past five years we have reduced the Liz Claiborne branded outlet stores footprint in our centers by approximately one-third (from 316,000 to 233,000 square feet). We currently have in our portfolio twenty-two Liz Claiborne branded outlet stores totaling 233,000 square feet, which represents 2.6% of our total portfolio. The combined annualized base and percentage rental revenue to us from these Liz Claiborne branded outlet stores currently represents less than 1.5% of our total base and percentage rental revenues.

  During 2010, we have approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio coming up for renewal. During the first six months of 2010, we renewed approximately 60% of the 1.5 million square feet that came up for renewal with the existing tenants at a 9% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 323,000 square feet at a 22% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

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

  Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 9% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of June 30, 2010 and 2009, respectively, occupancy at our wholly-owned centers was 97% and 95%.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market Risk

  We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In June 2010, we terminated our two LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. The term loan was repaid with proceeds from our $300.0 million 6.125% unsecured bond offering. Because the debt underlying the interest rate swaps was retired, we terminated the related interest rate swap agreements. As of June 30, 2010, we were not a party to any interest rate protection agreements.

  As of June 30, 2010, approximately 8% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $508,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

  The estimated fair value of our debt, consisting of senior notes, senior exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at June 30, 2010 and December 31, 2009 was $646.5 million and $567.0 million, respectively, and its recorded value was $605.2 million and $584.6 million, respectively. A 1% increase from prevailing interest rates at June 30, 2010 and December 31, 2009 would result in a decrease in fair value of total debt of approximately $36.8 million and $17.1 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

  Item 4. Controls and Procedures

  Tanger Factory Outlet Centers, Inc. Controls and Procedures

  Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  Tanger Properties Limited Partnership Controls and Procedures

  Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

  Item 1A. Risk Factors

  There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Reports on Form 10-K for the year ended December 31, 2009.

  Item 6. Exhibits

4.1	Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

12.1	Company's and Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101

  Interactive Data File
  The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

  In accordance with Rule 406T of Regulation S-T, this interactive file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 6, 2010
TANGER FACTORY OUTLET CENTERS, INC.
	By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr. Executive Vice President, Chief Financial Officer & Secretary

TANGER PROPERTIES LIMITED PARTNERSHIP

By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr. Vice President, Treasurer & Assistant Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

  Exhibit Index

Exhibit No.	Description

4.1	Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

12.1	Company's and Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101

  The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

  In accordance with Rule 406T of Regulation S-T, this interactive file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.