Form 10-Q
period 2010-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2010-11-04
CIK 899715, 1004036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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
Tanger Factory Outlet Centers, Inc.
Yes ☐ No ☒
Tanger Properties Limited Partnership
Yes ☐ No ☒

As of November 1, 2010, there were 40,486,834 shares of Tanger Factory Outlet Centers, Inc. common stock outstanding, $.01 par value.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2010 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner. Stanley K. Tanger, founder of the Company, was the sole general partner of the Tanger Family Limited Partnership from its inception until August 2010. Subsequently, Stanley K. Tanger transferred his general partnership interest in the Tanger Family Limited Partnership to the Stanley K. Tanger Marital Trust. See Note 19 for further discussion.

As of September 30, 2010, the Company, through its ownership of the GP Trust and LP Trust, owned 20,243,417 units of the Operating Partnership and the Tanger Family Limited Partnership owned 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for two of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's two for one share split on December 28, 2004, the exchange ratio was one for one.

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
  eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
  creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Rental property
Land	$141,576	$143,933
Buildings, improvements and fixtures	1,353,171	1,352,568
Construction in progress	58,952	11,369
	1,553,699	1,507,870
Accumulated depreciation	(438,955)	(412,530)
Rental property, net	1,114,744	1,095,340
Cash and cash equivalents	2,835	3,267
Rental property held for sale	424	---
Investments in unconsolidated joint ventures	7,064	9,054
Deferred charges, net	33,365	38,867
Other assets	39,127	32,333
Total assets	$1,197,559	$1,178,861
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,695 and $858 respectively)	$554,515	$256,352
Mortgage payable (including a debt discount of $0 and $241, respectively)	---	35,559
Unsecured term loan	---	235,000
Unsecured lines of credit	54,800	57,700
	609,315	584,611
Construction trade payables	31,051	14,194
Accounts payable and accrued expenses	40,060	31,916
Other liabilities	17,084	27,077
Total liabilities	697,510	657,798
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Preferred shares, 7.5% Class C, liquidation preference $25 per share, 8,000,000 shares authorized, 3,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	75,000	75,000
Common shares, $.01 par value, 150,000,000 shares authorized, 40,486,834 and 40,277,124 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	405	403
Paid in capital	600,813	596,074
Distributions in excess of net income	(233,387)	(202,997)
Accumulated other comprehensive income (loss)	1,828	(5,809)
Equity attributable to Tanger Factory Outlet Centers, Inc.	444,659	462,671
Equity attributable to noncontrolling interest in Operating Partnership	55,390	58,392
Total equity	500,049	521,063
Total liabilities and equity	$1,197,559	$1,178,861
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Base rentals	$44,857	$43,948	$132,322	$129,842
Percentage rentals	1,910	1,442	4,263	3,690
Expense reimbursements	20,139	19,020	58,087	56,511
Other income	2,567	5,638	6,138	9,256
Total revenues	69,473	70,048	200,810	199,299

Expenses
Property operating	22,567	21,218	67,039	63,488
General and administrative	6,403	15,763	17,832	27,515
Impairment charge	---	---	735	---
Depreciation and amortization	16,805	20,164	60,388	59,752
Total expenses	45,775	57,145	145,994	150,755
Operating income	23,698	12,903	54,816	48,544
Interest expense	(8,767)	(8,692)	(24,666)	(29,466)
Gain (loss) on early extinguishment of debt	---	---	(563)	10,467
Gain on fair value measurement of previously held
interest in acquired joint venture	---	---	---	31,497
Loss on termination of interest rate swaps	---	---	(6,142)	---
Income before equity in earnings (losses) of
unconsolidated joint ventures and
discontinued operations	14,931	4,211	23,445	61,042
Equity in earnings (losses) of unconsolidated joint ventures	(75)	68	(194)	(1,346)
Income from continuing operations	14,856	4,279	23,251	59,696
Discontinued operations	(103)	85	(103)	(5,277)
Net income	14,753	4,364	23,148	54,419
Noncontrolling interest	(1,754)	(407)	(2,488)	(7,938)
Net income attributable to
Tanger Factory Outlet Centers, Inc.	$12,999	$3,957	$20,660	$46,481

Basic earnings per common share:
Income from continuing operations	$.29	$.06	$.40	$1.33
Net income	$.29	$.06	$.40	$1.20

Diluted earnings per common share:
Income from continuing operations	$.29	$.06	$.40	$1.33
Net income	$.29	$.06	$.40	$1.20

Dividends paid per common share	$.3875	$.3825	$1.1575	$1.1450

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$23,148	$54,419
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued operations)	60,475	60,262
Impairment charge (including discontinued operations)	846	5,200
Loss on termination of interest rate swap agreements	6,142	---
Gain on sale of outparcels of land	(161)	(3,293)
Amortization of deferred financing costs	916	1,169
(Gain) loss on early extinguishment of debt	563	(10,467)
Gain on fair value measurement of previous interest held in acquired joint venture	---	(31,497)
Equity in losses of unconsolidated joint ventures	194	1,346
Compensation expense related share-based compensation	4,224	10,969
Amortization of debt (premiums) and discount, net	(197)	972
Distributions of cumulative earnings from unconsolidated joint ventures	568	510
Net accretion of market rent rate adjustment	(576)	(266)
Straight-line base rent adjustment	(2,171)	(1,955)
Changes in other assets and liabilities:
Other assets	(4,461)	948
Accounts payable and accrued expenses	7,688	7,103
Net cash provided by operating activities	97,198	95,420
INVESTING ACTIVITIES
Additions to rental property	(55,588)	(25,105)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	---	(31,086)
Additions to investments in unconsolidated joint ventures	---	(95)
Termination payments related to interest rate swap agreements	(6,142)	---
Distributions in excess of cumulative earnings from unconsolidated joint ventures	682	---
Net proceeds from the sale of real estate	2,025	1,577
Additions to deferred lease costs	(3,066)	(3,261)
Net cash used in investing activities	(62,089)	(57,970)
FINANCING ACTIVITIES
Cash dividends paid	(51,050)	(42,527)
Distributions to noncontrolling interest in Operating Partnership	(7,022)	(6,946)
Proceeds from issuance of common shares	---	116,819
Proceeds from debt issuances	567,530	149,150
Repayments of debt	(543,300)	(256,650)
Proceeds from tax incremental financing	---	945
Additions to deferred financing costs	(2,592)	(443)
Proceeds from exercise of options	893	1,626
Net cash used in financing activities	(35,541)	(38,026)
Net decrease in cash and cash equivalents	(432)	(576)
Cash and cash equivalents, beginning of period	3,267	4,977
Cash and cash equivalents, end of period	$2,835	$4,401

The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Rental property
Land	$141,576	$143,933
Buildings, improvements and fixtures	1,353,171	1,352,568
Construction in progress	58,952	11,369
	1,553,699	1,507,870
Accumulated depreciation	(438,955)	(412,530)
Rental property, net	1,114,744	1,095,340
Cash and cash equivalents	2,779	3,214
Rental property held for sale	424	---
Investments in unconsolidated joint ventures	7,064	9,054
Deferred charges, net	33,365	38,867
Other assets	38,859	32,025
Total assets	$1,197,235	$1,178,500
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,695 and $858, respectively)	$554,515	$256,352
Mortgage payable (including a debt discount of $0 and $241, respectively)	---	35,559
Unsecured term loan	---	235,000
Unsecured lines of credit	54,800	57,700
	609,315	584,611
Construction trade payables	31,051	14,194
Accounts payable and accrued expenses	39,736	31,555
Other liabilities	17,084	27,077
Total liabilities	697,186	657,437

Commitments and contingencies

Partners' Equity
General partner	5,284	5,633
Limited partners	492,967	522,425
Accumulated other comprehensive income (loss)	1,798	(6,995)
Total partners' equity	500,049	521,063
Total liabilities and partners' equity	$1,197,235	$1,178,500

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Base rentals	$44,857	$43,948	$132,322	$129,842
Percentage rentals	1,910	1,442	4,263	3,690
Expense reimbursements	20,139	19,020	58,087	56,511
Other income	2,567	5,638	6,138	9,256
Total revenues	69,473	70,048	200,810	199,299

Expenses
Property operating	22,567	21,218	67,039	63,488
General and administrative	6,403	15,763	17,832	27,515
Impairment charge	---	---	735	---
Depreciation and amortization	16,805	20,164	60,388	59,752
Total expenses	45,775	57,145	145,994	150,755
Operating income	23,698	12,903	54,816	48,544
Interest expense	(8,767)	(8,692)	(24,666)	(29,466)
Gain (loss) on early extinguishment of debt	---	---	(563)	10,467
Gain on fair value measurement of previously held interest in acquired joint venture	---	---	---	31,497
Loss on termination of interest rate swaps	---	---	(6,142)	---
Income before equity in earnings (losses) of
unconsolidated joint ventures and
discontinued operations	14,931	4,211	23,445	61,042
Equity in earnings (losses) of unconsolidated joint ventures	(75)	68	(194)	(1,346)
Income from continuing operations	14,856	4,279	23,251	59,696
Discontinued operations	(103)	85	(103)	(5,277)
Net income	14,753	4,364	23,148	54,419
Net income available to limited partners	14,616	4,332	22,954	54,014
Net income available to general partner	$137	$32	$194	$405

Basic earnings per common unit:
Income from continuing operations	$.57	$.12	$.80	$2.70
Net income	$.57	$.12	$.80	$2.44

Diluted earnings per common unit:
Income from continuing operations	$.57	$.12	$.80	$2.69
Net income	$.57	$.12	$.80	$2.43

Distribution paid per common unit	$.775	$.765	$2.315	$2.290

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$23,148	$54,419
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (including discontinued operations)	60,475	60,262
Impairment charge (including discontinued operations)	846	5,200
Loss on termination of interest rate swap agreements	6,142	---
Gain on sale of outparcels of land	(161)	(3,293)
Amortization of deferred financing costs	916	1,169
(Gain) loss on early extinguishment of debt	563	(10,467)
Gain on fair value measurement of previous interest held in acquired joint venture	---	(31,497)
Equity in losses of unconsolidated joint ventures	194	1,346
Equity-based compensation expense	4,224	10,969
Amortization of debt premiums and discount, net	(197)	972
Distributions of cumulative earnings from unconsolidated joint ventures	568	510
Net accretion of market rent rate adjustment	(576)	(266)
Straight-line base rent adjustment	(2,171)	(1,955)
Changes in other assets and liabilities:
Other assets	(4,501)	1,134
Accounts payable and accrued expenses	7,725	6,939
Net cash provided by operating activities	97,195	95,442
INVESTING ACTIVITIES
Additions to rental property	(55,588)	(25,105)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	---	(31,086)
Additions to investments in unconsolidated joint ventures	---	(95)
Termination payments related to interest rate swap agreements	(6,142)	---
Distributions in excess of cumulative earnings from unconsolidated joint ventures	682	---
Net proceeds from the sale of real estate	2,025	1,577
Additions to deferred lease costs	(3,066)	(3,261)
Net cash used in investing activities	(62,089)	(57,970)
FINANCING ACTIVITIES
Cash distributions paid	(58,072)	(49,473)
Contributions from partners	---	116,819
Proceeds from debt issuances	567,530	149,150
Repayments of debt	(543,300)	(256,650)
Proceeds from tax incremental financing	---	945
Additions to deferred financing costs	(2,592)	(443)
Proceeds from exercise of options	893	1,626
Net cash used in financing activities	(35,541)	(38,026)
Net decrease in cash and cash equivalents	(435)	(554)
Cash and cash equivalents, beginning of period	3,214	4,952
Cash and cash equivalents, end of period	$2,779	$4,398

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2010, we owned and operated 30 outlet centers, with a total gross leasable area of approximately 8.9 million square feet. We also operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.

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

2. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's separate Annual Reports on Form 10-K for the year ended December 31, 2009. The December 31, 2009 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's, or the SEC, rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

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

3. Development of Rental Properties

New Development

During the third quarter of 2010, construction continued on our development site in Mebane, North Carolina in preparation for our scheduled November 5, 2010 grand opening. As of October 31, 2010, we had signed leases or leases out for signature for 100% of the total square feet of the outlet center.

Redevelopment at Existing Outlet Centers

During the second quarter of 2010, we completed the demolition of our Hilton Head I center in Bluffton, South Carolina. The redevelopment of the outlet center is currently underway and as of October 31, 2010 we had leases signed or out for signature on approximately 73% of the leasable square feet. When completed, the new 176,000 square foot center, with an additional four outparcel pads, will be the first LEED certified green shopping center in Beaufort County, SC. Our $50.0 million redevelopment is projected to open during the second half of 2011. As a result of the demolition and redevelopment plan, a total of $9.2 million in depreciation and amortization was recognized in the first quarter of 2010 to completely depreciate the existing center. The demolition was completed during the second quarter of 2010, at which time the fully depreciated assets were written-off.

Commitments to complete construction of our new developments, redevelopments and other capital expenditure requirements amounted to approximately $19.7 million at September 30, 2010. Commitments for construction represent only those costs contractually required to be paid by us.

Interest costs capitalized during the three months ended September 30, 2010 and 2009 amounted to $583,000 and $0, respectively, and for the nine months ended September 30, 2010 and 2009 amounted to $1.1 million and $84,000, respectively.

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

Seymour, Indiana 2010

In 2005 we sold our outlet center located in Seymour, Indiana, but retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs. See Note 18, Fair Value Measurements, for further discussion.

Commerce I, Georgia 2010

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheets, is under contract and is expected to close in the near future. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the center to its approximate fair value based on the actual sales contracts related to the center. In the second quarter of 2009, we recorded an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time. We determined the fair value in 2009 using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets. The above mentioned impairment charges are included in discontinued operations in the consolidated income statements.

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three and nine months ended September 30, 2010 and 2009, respectively. (in thousands, except number of outparcels):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009(1)	2010	2009	(1)
Number of outparcels		---	1	3	1
Net proceeds	$	---	$1,577	$602	$1,577
Gains on sales included in other income	$	---	$3,292	$161	$3,292

(1) A condition of the sale was the assumption by the buyer of approximately $2.6 million of the tax increment financing liability that is associated with the Washington, Pennsylvania property.

4. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of September 30, 2010 and December 31, 2009 aggregated $7.1 million and $9.1 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At September 30, 2010, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	683,033	$2.1	$269.3

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.0	$24.8

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.

The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fee:
Management and leasing	$464	$462	$1,399	$1,427
Marketing	39	35	119	114
Total Fees	$503	$497	$1,518	$1,541

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

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of September 30, 2010, we do not believe that any of our equity investments were impaired.

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

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of September 30, 2010 was approximately $2.1 million. We are unable to estimate our maximum exposure to loss at this time. Upon completion of the final phase of the project, the debt is expected to be approximately $284.0 million, of which our proportionate share would be approximately $94.7 million. A calculation of the maximum loss would involve variables such as the loan balance amount and any proceeds from the sale of the property.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of September 30, 2010	As of December 31, 2009
Assets
Investment properties at cost, net	$287,365	$294,857
Cash and cash equivalents	10,966	8,070
Deferred charges, net	4,388	5,450
Other assets	6,511	5,610
Total assets	$309,230	$313,987
Liabilities and Owners' Equity
Mortgages payable	$294,034	$292,468
Construction trade payables	1,213	3,647
Accounts payable and other liabilities	3,729	3,826
Total liabilities	298,976	299,941
Owners' equity	10,254	14,046
Total liabilities and owners' equity	$309,230	$313,987

	Three Months Ended		Nine Months Ended
Summary Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2010	2009	2010	2009

Revenues	$9,632	$9,152	$28,167	$26,107

Expenses
Property operating	4,575	4,103	12,985	11,961
General and administrative	107	111	466	417
Depreciation and amortization	3,567	3,427	10,610	9,959
Total expenses	8,249	7,641	24,061	22,337
Operating income	1,383	1,511	4,106	3,770
Interest expense	1,771	1,553	5,162	8,363
Net loss	$(388)	$(42)	$(1,056)	$(4,593)

Tanger's share of:
Net income (loss)	$(75)	$68	$(194)	$(1,346)
Depreciation (real estate related)	1,289	1,239	3,834	3,628

5. Discontinued Operations

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheet, is under contract and is expected to close in the near future. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the center to its approximate fair value which was based on the actual sales contracts related to the center. In the second quarter of 2009, we recorded an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

Summary of results of operations for the property whose results of operations are considered discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Base rentals	$21	$212	$310	$670
Expense reimbursements	13	49	58	151
Other income	---	8	18	22
Total revenues	34	269	386	843

Expenses:
Property operating	26	136	287	407
General and administrative	---	---	4	3
Depreciation and amortization	---	48	87	510
Impairment charge	111	---	111	5,200
Total expenses	137	184	489	6,120
Discontinued operations	$(103)	$85	$(103)	$(5,277)

6. Debt of the Company

All of the Company's debt is held directly by the Operating Partnership.

The Company guarantees the Operating Partnership's obligations with respect to its five unsecured lines of credit which have a total borrowing capacity of $325.0 million. As of September 30, 2010, the Operating Partnership had approximately $54.8 million outstanding in total on these lines. The Company also guarantees the Operating Partnership's obligations with respect to its $7.2 million of outstanding senior exchangeable notes due in 2026. However, August 18, 2011 is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

7. Debt of the Operating Partnership

As of September 30, 2010 and December 31, 2009, the debt of the Operating Partnership consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior, unsecured notes:
6.15% Senior notes, maturing November 2015, net of discount of $533 and $598, respectively	$249,467	$249,402
3.75% Senior exchangeable notes, maturing August 2026, net of discount of $143 and $260, respectively	7,067	6,950
6.125% Senior notes, maturing in June 2020, net of discount of $2,019 and $0, respectively	297,981	---
Unsecured term loan facility: LIBOR + 1.60% unsecured term loan facility (1)	---	235,000
Unsecured lines of credit with a weighted average interest rates of 0.86% and 0.98%, respectively (2)	54,800	57,700
Mortgage note: LIBOR + 1.40 maturing April 2010, including net premium of $0 and $241, respectively (3)	---	35,559
	$609,315	$584,611

(1)	The effective rate on this facility due to interest rate swap agreements was 5.25%.
(2)	For our lines of credit being utilized at September 30, 2010 and depending on our investment grade rating, the interest rates can vary from either prime or from LIBOR +.45% to LIBOR + 1.55% and expire in June 2011 or later. At September 30, 2010, our interest rates on outstanding balances were LIBOR +.60%.
(3)	Because this mortgage debt was assumed as part of an acquisition, the debt was recorded at its fair value and carried an effective interest rate of 5.34%.

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

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2010 are as follows (in thousands):

Year		Amount
2010	$	---
2011 (1)		62,010
2012		---
2013		---
2014		---
Thereafter		550,000
Subtotal		612,010
Discount		(2,695)
Total		$609,315

(1) Includes expiration of $7.2 million of senior exchangeable notes shown in 2011 because that is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

8. Shareholders' Equity of the Company

In May 2009, the senior exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total senior exchangeable notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of approximately 4.9 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, senior exchangeable notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offering, the Company and the Operating Partnership recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded upon adoption of new accounting guidance for convertible debt amounting to approximately $7.0 million was written-off as part of the transaction.

9. Partners' Equity of the Operating Partnership

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a two shares for one unit basis. At September 30, 2010 and December 31, 2009, the ownership interests of the Operating Partnership consisted of the following:

	September 30,	December 31,
	2010	2009
Preferred units:
Limited partner	3,000,000	3,000,000

Common units:
General partner	237,000	237,000
Limited partners	23,039,722	22,934,867
Total common units	23,276,722	23,171,867

10. Other Comprehensive Income of the Company

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$14,753	$4,364	$23,148	$54,419
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005
settlement of US treasury rate lock included in net income	(78)	(74)	(232)	(218)

Reclassification adjustment for settlement of interest rate
swap agreements	---	---	6,142	---

Change in fair value of cash flow hedges	---	144	2,905	1,405

Change in fair value of our portion of our
unconsolidated joint ventures' cash flow hedges	14	(6)	(22)	2,129
Other comprehensive income	(64)	64	8,793	3,316
Total comprehensive income	14,689	4,428	31,941	57,735
Comprehensive income attributable to the noncontrolling interest	(1,746)	(416)	(3,644)	(8,461)
Total comprehensive income attributable to the Company	$12,943	$4,012	$28,297	$49,274

11. Other Comprehensive Income of the Operating Partnership

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$14,753	$4,364	$23,148	$54,419
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005
settlement of US treasury rate lock included in net income	(78)	(74)	(232)	(218)

Reclassification adjustment for settlement of interest rate
swap agreements	---	---	6,142	---

Change in fair value of cash flow hedges	---	144	2,905	1,405

Change in fair value of our portion of our
unconsolidated joint ventures' cash flow hedges	14	(6)	(22)	2,129
Other comprehensive income	(64)	64	8,793	3,316
Total comprehensive income	$14,689	$4,428	$31,941	$57,735

12. Noncontrolling Interest in the Operating Partnership

Noncontrolling interest in the Operating Partnership in the Company's consolidated financial statements relates to the ownership of units by the Tanger Family Limited Partnership. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of units owned by Tanger Family Limited Partnership during the period to the Operating Partnership's net income for the period after deducting distributions for preferred units.

The following table sets forth noncontrolling interests in the Operating Partnership (in thousands):

	Nine months ended September 30,
	2010	2009
Beginning noncontrolling interest in the Operating Partnership	$58,392	$30,692
Net income attributable to noncontrolling interest in the Operating Partnership	2,488	7,938
Distributions to noncontrolling interest in the Operating Partnership	(7,022)	(6,946)
Other comprehensive income attributable to noncontrolling interest in the Operating Partnership	1,156	523
Reallocation of noncontrolling interest in the Operating Partnership due to changes in ownership	376	26,699
Total noncontrolling interest in the Operating Partnership	$55,390	$58,906

13. Equity-Based Compensation

During the first nine months of 2010, the Company's Board of Directors approved grants of 156,360 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $39.24 to $46.64 per share and was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Company's Incentive Award Plan, or Plan. The Company receives one common unit from the Operating Partnership for every two restricted shares issued by the Company. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.

Also during the first quarter of 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, or the 2010 Multi-Year Performance Plan. Under the 2010 Multi-Year Performance Plan, we granted 205,000 notional units to award recipients as a group. If our aggregate share price appreciation during this period equals or exceeds the minimum threshold of 40% over a four year period beginning January 1, 2010, then the notional units will convert into the Company's restricted common shares on a one-for-one basis. The notional units will convert into restricted common shares on a one-for-two basis if the share price appreciation exceeds the target threshold of 50% and on a one-for-three basis if the share price appreciation exceeds the maximum threshold of 60%. The notional amounts will convert on a pro rata basis between share price appreciation thresholds. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period, subject to a minimum level price target. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

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

We recorded equity-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Restricted shares	$1,024	$8,080	$2,988	$10,891
Notional unit performance awards	518	---	1,236	---
Options	---	---	---	78
Total equity-based compensation	$1,542	$8,080	$4,224	$10,969

As of September 30, 2010, there was $19.6 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan.

14. Executive Severance

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $3.4 million, paid in the second quarter of 2010. Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense during the third quarter of 2009. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations.

15. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations attributable to the Company	$13,089	$3,884	$20,750	$50,962
Less applicable preferred share dividends	(1,406)	(1,406)	(4,219)	(4,219)
Less allocation of earnings to participating securities	(142)	(207)	(454)	(707)
Income from continuing operations available to common
shareholders of the Company	11,541	2,271	16,077	46,036
Discontinued operations attributable to participating securities	---	---	---	68
Discontinued operations attributable to the Company	(90)	73	(90)	(4,481)
Net income available to common shareholders of the Company	$11,451	$2,344	$15,987	$41,623
Denominator
Basic weighted average common shares	40,112	38,063	40,082	34,552
Effect of senior exchangeable notes	46	7	46	7
Effect of outstanding options	42	75	47	79
Diluted weighted average common shares	40,200	38,145	40,175	34,638

Basic earnings per common share:
Income from continuing operations	$.29	$.06	$.40	$1.33
Discontinued operations	---	---	---	(.13)
Net income	$.29	$.06	$.40	$1.20

Diluted earnings per common share:
Income from continuing operations	$.29	$.06	$.40	$1.33
Discontinued operations	---	---	---	(.13)
Net income	$.29	$.06	$.40	$1.20

The senior exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.78 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  No options were excluded from the computations for the three and nine months ended September 30, 2010 and 2009, respectively.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

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

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

16. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations	$14,856	$4,279	$23,251	$59,696
Less applicable preferred unit distributions	(1,406)	(1,406)	(4,219)	(4,219)
Less allocation of earnings to participating securities	(142)	(207)	(454)	(643)
Income from continuing operations available to common unitholders of the Operating Partnership	13,308	2,666	18,578	54,834
Discontinued operations	(103)	85	(103)	(5,277)
Net income available to common unitholders of the Operating Partnership	$13,205	$2,751	$18,475	$49,557
Denominator
Basic weighted average common units	23,090	22,065	23,074	20,309
Effect of senior exchangeable notes	23	3	23	3
Effect of outstanding options	21	38	24	40
Diluted weighted average common units	23,134	22,106	23,121	20,352

Basic earnings per common unit:
Income from continuing operations	$.57	$.12	$.80	$2.70
Discontinued operations	---	---	---	(.26)
Net income	$.57	$.12	$.80	$2.44

Diluted earnings per common unit:
Income from continuing operations	$.57	$.12	$.80	$2.69
Discontinued operations	---	---	---	(.26)
Net income	$.57	$.12	$.80	$2.43

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a two shares for one unit basis. The senior exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange rate of $35.78 per Company common share.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to twice the market price of a Company common share. No options were excluded from the computations for the three and nine months ended September 30, 2010 and 2009, respectively.

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

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per unit for the three and nine months ended September 30, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

17. Derivatives

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

In June 2010, we terminated with a combined cash payment of $6.1 million our only two LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T with notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. The term loan was repaid with proceeds from our $300.0 million 6.125% unsecured notes offering. Since the debt underlying the interest rate swaps was retired, we terminated the related interest rate swap agreements. As of September 30, 2010, we were not a party to any interest rate protection agreements.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, respectively (in millions).

		Liability Derivatives
		As of		As of
		September 30, 2010		December 31, 2009
	Notional amounts	Balance sheet location	Fair Value (1)	Balance sheet location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap agreements	$235.0	N/A	N/A	Other liabilities	$9.1

Derivatives not designated as hedging instruments (2)
Interest rate swap agreement	35.0	N/A	N/A	Other liabilities	0.4
Total derivatives	$270.0		N/A		$9.5

(1)	Note that no derivatives were outstanding as of September 30, 2010.
(2)	The derivative not designated as a hedging instrument was the interest rate swap agreement assumed when we purchased the remaining 50% interest in the joint venture that owned the outlet center in Myrtle Beach, SC on Hwy 17. We could not qualify for hedge accounting for this assumed derivative which had a fair value of $1.7 million upon acquisition and was recorded in other liabilities in the balance sheet. Changes in fair value of this derivative were recorded through the statement of operations until its expiration in March 2010.

We recorded the following amounts as a reduction of interest expense related to the change in fair value of derivatives not designated as hedging instruments for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
Change in fair value recorded through statement of operations for non-designated hedging derivatives	$	---	$314	$439	$902

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of September 30, 2010 of $1.9 million which will amortize into the statement of operations through October 2015.

18. Fair Value Measurements

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below as of September 30, 2010 and December 31, 2009:

RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities as of September 30, 2010:
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

For assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

NON-RECURRING BASIS	Fair Value Measurements at Reporting Date Using (in millions)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Assets as of September 30, 2010:
Land (1)	---	$0.4	---

(1) Amount represents the estimated fair value of the remaining property at the Commerce I, GA center, the majority of which was sold during the third quarter of 2010. The remaining portion of the center is under contract and is expected to close in the near future.

The estimated fair value of our debt, consisting of senior notes, senior exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at September 30, 2010 and December 31, 2009 was $663.2 million and $567.0 million, respectively, and its recorded value was $609.3 million and $584.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

19. Related Party Transactions

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $7.0 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively.

During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 1 and Note 12, the Tanger Family Limited Partnership is the noncontrolling interest in these consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's new position, as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party.

Fees paid to the Vernon Law Firm were approximately $283,000 and $313,000 for the three months ended September 30, 20101 and 2009 and $1.1 million and $762,000 for the nine months ended September 30, 2010 and 2009, respectively. As of

September 30, 2010, approximately $83,000 was outstanding in accounts payable and accrued expenses for amounts owed the Vernon Law Firm. There were no such amounts outstanding as of December 31, 2009.

20. Non-Cash Activities

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

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2010 and 2009 amounted to $31.1 million and $8.0 million, respectively.

21. Subsequent Events

On October 23, 2010, Stanley K. Tanger, the Company's founder and a member of our Board of Directors, passed away. Upon Mr. Tanger's death, there were no death benefits other than the accelerated vesting of 2,548 restricted common shares. As a result of Mr. Tanger's passing, the Company's Board of Directors reduced the number of seats currently on the Board of Directors from eight to seven.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors listed there through September 30, 2010.

General Overview

At September 30, 2010, our consolidated portfolio included 30 wholly owned outlet centers in 21 states totaling 8.9 million square feet compared to 31 wholly owned outlet centers in 21 states totaling 9.2 million square feet at September 30, 2009. The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000's )	States
As of September 30, 2009	31	9,222	21
Center redevelopment:
Hilton Head I, South Carolina	---	(162)	---
Center disposition:
Commerce I, Georgia	(1)	(186)	---
Other	---	(3)	---
As of September 30, 2010	30	8,871	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2010. Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,475	100
Rehoboth Beach, Delaware (1)	568,868	99
Foley, Alabama	557,235	97
San Marcos, Texas	441,929	100
Myrtle Beach Hwy 501, South Carolina	426,417	93
Sevierville, Tennessee (1)	419,038	99
Myrtle Beach Hwy 17, South Carolina (1)	403,161	99
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	100
Charleston, South Carolina	352,315	99
Howell, Michigan	324,631	99
Branson, Missouri	302,922	100
Park City, Utah	298,379	98
Locust Grove, Georgia	293,868	100
Westbrook, Connecticut	291,051	99
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	92
Lincoln City, Oregon	270,212	99
Lancaster, Pennsylvania	255,152	100
Tuscola, Illinois	250,439	85
Tilton, New Hampshire	245,698	100
Hilton Head, South Carolina	206,586	98
Fort Myers, Florida	198,950	88
Terrell, Texas	177,800	96
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,235	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	100
Kittery II, Maine	24,619	100
Totals	8,871,389	98

Unconsolidated Joint Ventures
Deer Park, New York (2)	683,033	86
Wisconsin Dells, Wisconsin	265,061	99

(1) These properties or a portion thereof are subject to a ground lease.

(2) Includes a 29,253 square foot warehouse adjacent to the shopping center.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

BASE RENTALS

Base rentals increased $909,000, or 2%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rentals from the 2010 and 2009 periods (in thousands):

	2010	2009	Change
Existing property base rentals	$44,543	$43,185	$1,358
Base rentals from Hilton Head I, SC center currently under redevelopment	45	445	(400)
Termination fees	73	86	(13)
Amortization of net above and below market rent adjustments	196	232	(36)
	$44,857	$43,948	$909

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

At September 30, 2010, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $1.8 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $468,000 or 33% from the 2009 period to the 2010 period. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2010 increased 6.3% to $349 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

OTHER INCOME

Other income decreased $3.1 million, or 55%, in the 2010 period compared to the 2009 period. The 2009 period included a gain on sale of land outparcel of approximately $3.3 million at our Washington, Pennsylvania center. Excluding this gain, other income increased approximately $176,000 due mainly to increases in other vending income at our centers as a result of increased traffic levels in the 2010 period compared to the 2009 period.

PROPERTY OPERATING

Property operating expenses increased $1.3 million, or 6%, in the 2010 period as compared to the 2009 period. The increase is due primarily to the following items from the 2010 period: (1) higher property taxes where we were unsuccessful in appealing higher assessments; (2) higher professional fees related to due diligence on prospective projects; and (3) an increase in various common area maintenance projects throughout our portfolio including expenses related to staffing and operating mall offices at each of our centers. These increases were partially offset by the savings in property operating expenses from the demolition of our center in Hilton Head, SC.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, excluding the executive severance costs discussed below, increased $936,000, or 17%, in the 2010 period compared to the 2009 period. This increase was due mainly to additional share-based compensation expense related to the 2010 Notional Unit Plan. In addition, the 2010 period included higher payroll related expenses due to the addition of new employees and an executive vice president of operations at the corporate office during the first nine months of 2010.

EXECUTIVE SEVERANCE

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $3.4 million, paid in the second quarter of 2010. Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense during the third quarter of 2009. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $3.4 million, or 17%, in the 2010 period compared to the 2009 period.  As of March 31, 2010, approximately 162,000 square feet of our center in Hilton Head, SC was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated. Therefore, depreciation and amortization for the 2010 period decreased approximately $2.8 million related to the redevelopment activities in Hilton Head, SC. The remainder of the decrease relates to lower levels of intangible lease cost amortization from acquired outlet centers in 2003 and 2005.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Our equity in the earnings and losses of unconsolidated joint ventures decreased by $143,000, or 210%, in the 2010 period compared to the 2009 period. In December 2009, the Wisconsin Dells joint venture refinanced its mortgage loan. The credit spread over LIBOR associated with the new loan increased from 1.30% to 3.00% causing an increase in interest expense at the joint venture.

DISCONTINUED OPERATIONS

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 and 2009 periods. The majority of the center was sold in July 2010. The remaining portion of the center is under contract and is expected to close in the near future. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value based on the actual sales contracts related to the center.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

BASE RENTALS

Base rentals increased $2.5 million, or 2%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rentals from the 2010 and 2009 periods (in thousands):

	2010	2009	Change
Existing property base rentals	$130,129	$126,848	$3,281
Incremental base rentals from Commerce II, GA expansion	401	141	260
Base rentals from Hilton Head I, SC center currently under redevelopment	347	1,370	(1,023)
Termination fees	861	1,031	(170)
Amortization of net above and below market rent adjustments	584	452	132
	$132,322	$129,842	$2,480

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

At September 30, 2010, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $1.8 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $573,000 or 16% from the 2010 period to the 2009 period. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2010 increased 6.3% to $349 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

OTHER INCOME

Other income decreased $3.1 million, or 34%, in the 2010 period compared to the 2009 period. The 2009 period included a gain on sale of land outparcel of approximately $3.3 million at our Washington, Pennsylvania center. Excluding this gain, other income increase approximately $176,000 due mainly to increases in other vending income at our centers as a result of increased traffic levels in the 2010 period compared to the 2009 period.

PROPERTY OPERATING

Property operating expenses increased $3.6 million, or 6%, in the 2010 period as compared to the 2009 period. The increase is due primarily to the following items from the 2010 period: (1) write-off of approximately $365,000 of predevelopment and due diligence costs associated with a project in Irving, Texas; (2) approximately $699,000 in demolition costs related to our center redevelopment in Hilton Head, SC; (3) increases in snow removal costs; and (4) an increase in various common area maintenance projects throughout our portfolio including expenses related to staffing and operating mall offices at each of our centers. These increases were partially offset by the savings in property operating expenses from the demolition of our center in Hilton Head, SC.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, excluding the executive severance costs discussed below, increased $613,000, or 4%, in the 2010 period compared to the 2009 period. This increase was due mainly to additional share-based compensation expense related to the 2010 Notional Unit Plan. This increase was partially offset by the decrease in payroll and share-based compensation from the retirement of Stanley K. Tanger, founder and former Chief Executive Officer, in September 2009.

EXECUTIVE SEVERANCE

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $3.4 million, paid in the second quarter of 2010. Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 216,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense during the third quarter of 2009. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $636,000, or 1%, in the 2010 period compared to the 2009 period.  During the first quarter of 2010, we accelerated the depreciation and amortization of our Hilton Head I, SC center in order to fully depreciate its assets by the time demolition and redevelopment began in April 2010. As a result of this acceleration, we incurred approximately $3.4 million more depreciation and amortization in the 2010 period compared to the 2009 period related to our Hilton Head I, SC center. This increase was partially offset by lower levels of intangible lease cost amortization from acquired outlet centers in 2003 and 2005.

INTEREST EXPENSE

Interest expense decreased $4.8 million, or 16%, in the 2010 period compared to the 2009 period. This decrease was due to the significant reduction in the average amount of debt outstanding through an exchange offering in May 2009 and a common share offering in August 2009. These two equity transactions in essence retired approximately $259.1 million of outstanding debt.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Our equity in the earnings and losses of unconsolidated joint ventures increased by $1.2 million, or 86%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels. The increase was offset slightly by higher interest rate levels at our Wisconsin Dells joint venture which refinanced its $24.8 million mortgage loan in December 2009. The new mortgage included a credit spread over the LIBOR rate of 3.00% compared to a credit spread of 1.30% in the expiring mortgage.

DISCONTINUED OPERATIONS

In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 and 2009 periods. The majority of the center was sold in July 2010. The remaining portion of the center is under contract and is expected to close in the near future. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value based on the actual sales contracts related to the center. In the 2009 period, we recorded an impairment charge for the Commerce I, GA property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

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

The Company is a well-known seasoned issuer with a shelf registration which was updated in July 2009 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its REIT taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential developments of new or existing properties, acquisitions or investments in existing or newly created joint ventures.

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

On October 7, 2010, the Company's Board of Directors declared a $.3875 cash dividend per common share payable on November 15, 2010 to each shareholder of record on October 29, 2010, and caused a $.7750 per Operating Partnership unit cash distribution to be paid to the Operating Partnership's noncontrolling interest. The Board of Directors also declared a $.46875 cash dividend per 7.5% Class C Cumulative Preferred Share payable on November 15, 2010 to holders of record on October 29, 2010.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

General Overview

In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership's and the Company's debt and equity offerings.

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

The following table sets forth our changes in cash flows for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	2010	2009	Change
Net cash provided by operating activities	$97,195	$95,442	$1,753
Net cash used in investing activities	(62,089)	(57,970)	(4,119)
Net cash used in financing activities	(35,541)	(38,026)	2,485
Net cash increase in cash and cash equivalents	$(435)	$(554)	$119

Operating Activities

The increase in cash provided by operating activities is due to increases in net operating income at existing centers in the 2010 period versus the 2009 period.

Investing Activities

Cash flow used in investing activities was higher in the 2010 period mainly due to a cash payment of $6.1 million to terminate two interest rate swap agreements associated with the underlying debt obligation which was repaid during the 2010 period. The 2010 period included approximately $55.6 million of additions to rental properties due primarily to our on-going construction at our Mebane, North Carolina and Hilton Head, South Carolina properties. The 2009 period included the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina outlet center for $32.0 million in addition to payments for additions to rental properties at our operating portfolio.

Financing Activities

2010 Transactions

  In June 2010, we closed on the issuance of $300.0 million of senior unsecured notes. The ten year notes were issued by the Operating Partnership and were priced at 99.31% of par value to yield 6.219% to maturity. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the notes to (i) repay our $235.0 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan and (iii) repay borrowings under our unsecured lines of credit and for general working capital purposes.

2009 Transactions

  In May 2009 in a non-cash transaction, we retired $142.3 million of exchangeable notes through the issuance of 4.9 million common shares
  In August 2009, we raised approximately $116.8 million in cash through the issuance of 3.45 million common shares

Dividends and distributions paid in the 2010 period were higher by $8.6 million compared to the 2009 period due to a higher number of outstanding common shares from the May 2009 exchange offering and August 2009 common share offering and an increase in the dividend rate paid on our common shares. In addition during the 2010 period we issued $300 million of senior, unsecured notes which included a cash outflow of $2.5 million for debt origination fees.

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

WHOLLY OWNED CURRENT DEVELOPMENTS

New Development

During the second quarter of 2010, construction continued on our development site in Mebane, North Carolina. As of October 31, 2010, we had signed leases or leases out for signature for 100% of the total square feet. The 317,000 square foot outlet center is being funded by operating cash flows and amounts available under our unsecured lines of credit. This center is scheduled to open on November 5, 2010.

Redevelopment at Existing Outlet Centers

During the second quarter of 2010, we completed the demolition of our Hilton Head I center in Bluffton, South Carolina. The redevelopment of the outlet center is currently underway and as of October 31, 2010 we had leases signed or out for signature on approximately 73% of the leasable square feet. When completed, the new 176,000 square foot center, with an additional four outparcel pads, will be the first LEED certified green shopping center in Beaufort County, SC. Our $50.0 million redevelopment is projected to open during the second half of 2011. Currently, we expect the 176,000 square foot outlet center will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Commitments to complete construction of our new developments, redevelopments and other capital expenditure requirements amounted to approximately $19.7 million at September 30, 2010. Commitments for construction represent only those costs contractually required to be paid by us.

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

Financing Arrangements

At September 30, 2010, 100% of our outstanding debt represented unsecured borrowings and approximately 100% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured, revolving lines of credit that provided for unsecured borrowings of up to $325.0 million. These lines of credit expire on June 30, 2011 or later. We are currently in negotiations with various financial institutions to close on a syndicated line of credit that would replace all of the existing lines of credit. We expect the syndicated facility to close during 2010.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. We have no debt maturities until June 2011 when our unsecured lines of credit expire. We are actively working on extending these lines of credit. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during the remainder of 2010 and throughout 2011.

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

The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	36%
Total secured debt to adjusted total assets	<40%	0%
Total unencumbered assets to unsecured debt	>135%	274%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2010 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, New York	2008	33.3%	683,033	$2.1	$269.3

Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$5.0	$24.8

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

The following table details our share of the debt maturities of the unconsolidated joint ventures as of September 30, 2010 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date		Interest Rate
Deer Park	$89,761	5/17/2011	(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,375	12/18/2012		Libor + 3.00%

(1)	The Deer Park mortgage has a one-year extension option which is exercisable at the May 17, 2011 initial maturity date, subject to certain qualifications. Based on the current cash flows and occupancy rate, the joint venture would not qualify for the one-year extension option, and is currently negotiating with the lending institution to refinance the existing loan. If the joint venture is unable to extend or refinance the loan, each joint venture partner may be required to make a material capital contribution.

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

RELATED PARTY TRANSACTIONS

As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing, marketing and development fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three and nine months ended September 30, 2010 and 2009, respectively, we recognized the following fees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fee:
Management and leasing	$464	$462	$1,399	$1,427
Marketing	39	35	119	114
Total Fees	$503	$497	$1,518	$1,541

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $7.0 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively.

During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership in the Tanger Family Limited Partnership to the Stanley K. Tanger Marital Trust. As discussed in Note 1 and Note 12, the Tanger Family Limited Partnership is the noncontrolling interest in these consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's new position, as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party.

Fees paid to the Vernon Law Firm were approximately $283,000 and $313,000 for the three months ended September 30, 20101 and 2009 and $1.1 million and $762,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, approximately $83,000 was outstanding in accounts payable and accrued expenses for amounts owed the Vernon Law Firm. There were no such amounts outstanding as of December 31, 2009.

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

Below is a reconciliation of net income to FFO for the three and nine months ended September 30, 2010 and 2009 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
FUNDS FROM OPERATIONS
Net income (1)	$14,753	$4,364	$23,148	$54,419
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations
	---	49	87	510
Depreciation and amortization uniquely significant to real estate - wholly-owned
	16,675	20,039	60,018	59,386
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures
	1,289	1,239	3,834	3,628
Gain on fair value measurement of previously held interest in acquired joint venture	---	---	---	(31,497)
Funds from operations (FFO)	32,717	25,691	87,087	86,446
Preferred share dividends	(1,406)	(1,406)	(4,219)	(4,219)
Allocation of FFO to participating securities	(247)	(302)	(690)	(1,053)
Funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$31,064	$23,983	$82,178	$81,174
Weighted average Company shares outstanding (2)	46,267	44,212	46,242	40,705
Funds from operations per share	$.67	$.54	$1.78	$1.99
Weighted average Operating Partnership units outstanding	23,134	22,106	23,121	20,352
Funds from operations per unit	$1.34	$1.08	$3.55	$3.99

(1)	Includes gain on sale of outparcel of land of $161 for the nine months ended September 30, 2010 and a gain on sale of outparcel of land of $3.3 million for the three and nine months ended September 30, 2009.
(2)	Includes the dilutive effect of options and senior exchangeable notes and assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

  Below is a reconciliation of FFO to AFFO for the three and nine months ended September 30, 2010 and 2009 as well as other data for those respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$32,717	$25,691	$87,087	$86,446
Adjusted for non-core items:
Termination of interest rate swap agreements	---	---	6,142	---
Impairment charges	---	---	735	5,200
(Gain) loss on early extinguishment of debt	---	---	563	(10,467)
Executive severance	---	10,296	---	10,296
Gain on sale of outparcel	---	(3,292)	(161)	(3,292)
Demolition costs of Hilton Head I, South Carolina	---	---	699	---
Abandoned due diligence costs	---	---	365	---
Adjusted funds from operations (AFFO)	32,717	32,695	95,430	88,183
Preferred share dividends	(1,406)	(1,406)	(4,219)	(4,219)
Allocation of AFFO to participating securities	(247)	(387)	(758)	(1,076)
Adjusted funds from operations available to common shareholders
and noncontrolling interest in Operating Partnership	$31,064	$30,902	$90,453	$82,888
Weighted average Company shares outstanding (1)	46,267	44,212	46,242	40,705
Adjusted funds from operations per share	$.67	$.70	$1.96	$2.04
Weighted average Operating Partnership units outstanding	23,134	22,106	23,121	20,352
Adjusted funds from operations per unit	$1.34	$1.40	$3.91	$4.07

(1)	Includes the dilutive effect of options and senior exchangeable notes and assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

  In July 2010, Liz Claiborne, Inc. announced a plan to exit the Liz Claiborne branded outlet store concept in the U.S. and Puerto Rico over the next six to twelve months. Over the past five years we have reduced the Liz Claiborne branded outlet stores footprint in our centers by approximately one-third (from 316,000 to 233,000 square feet). We currently have in our portfolio twenty-two Liz Claiborne branded outlet stores totaling 233,000 square feet, which represents 2.6% of our total portfolio. The combined annualized base and percent rent revenue to us from these Liz Claiborne branded outlet stores currently represents less than 1.5% of our total base and percentage rent revenues. Currently, the Company is in negotiations with Liz Claiborne regarding the above space.

  During 2010, we have approximately 1.5 million square feet, or 16%, of our wholly-owned portfolio coming up for renewal. During the first nine months of 2010, we renewed approximately 70% of the 1.5 million square feet that came up for renewal with the existing tenants at a 10% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 427,000 square feet at a 25% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. If we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

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

  Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 9% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of September 30, 2010 and 2009, respectively, occupancy at our wholly-owned centers was 98% and 96%.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market Risk

  We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In June 2010, we terminated our only two LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. The term loan was repaid with proceeds from our $300.0 million 6.125% unsecured bond offering. Since the debt underlying the interest rate swaps was retired, we terminated the related interest rate swap agreements. As of September 30, 2010, we were not a party to any interest rate protection agreements.

  As of September 30, 2010, approximately 9% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $548,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

  The estimated fair value of our debt, consisting of senior notes, senior exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at September 30, 2010 and December 31, 2009 was $663.2 million and $567.0 million, respectively, and its recorded value was $609.3 million and $584.6 million, respectively. A 1% increase from prevailing interest rates at September 30, 2010 and December 31, 2009 would result in a decrease in fair value of total debt of approximately $37.7 million and $17.1 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analyses with an interest rate or credit spread similar to that of current market borrowing arrangements.

  Item 4. Controls and Procedures

  Tanger Factory Outlet Centers, Inc. Controls and Procedures

  Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  Tanger Properties Limited Partnership Controls and Procedures

  Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

  Item 6. Exhibits

4.1	Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

10.1	Amendment to the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, dated May 14, 2010.

10.2	Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers.

10.3	Thomas E. McDonough employment contract (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated August 23, 2010.)

12.1	Company's and Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101

  The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  DATE: November 4, 2010

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President, Treasurer & Assistant Secretary

  Exhibit Index

Exhibit No.	Description

4.1	Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

10.1	Amendment to the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, dated May 14, 2010.

10.2	Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers.

10.3	Thomas E. McDonough employment contract (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated August 23, 2010.)

12.1	Company's and Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101	The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.