Form 10-K
period 2010-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2011-02-28
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 1-11986 (Tanger Factory Outlet Centers, Inc.)
Commission file number 333-3526-01 (Tanger Properties Limited Partnership)

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
Tanger Factory Outlet Centers, Inc.:
Title of each class	Name of exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange

Tanger Properties Limited Partnership:
None

Securities registered pursuant to Section 12(g) of the Act:
Tanger Factory Outlet Centers, Inc.: None
Tanger Properties Limited Partnership: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Tanger Factory Outlet Centers, Inc.	Yes x No o
Tanger Properties Limited Partnership	Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Tanger Factory Outlet Centers, Inc.	Yes o No x
Tanger Properties Limited Partnership	Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Tanger Factory Outlet Centers, Inc.	Yes x No o
Tanger Properties Limited Partnership	Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Tanger Factory Outlet Centers, Inc.	Yes x No o
Tanger Properties Limited Partnership	Yes o No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Tanger Factory Outlet Centers, Inc.

x Large accelerated filer	o Accelerated filer	o Non-accelerated filer	o Smaller reporting company

Tanger Properties Limited Partnership

o Large accelerated filer	o Accelerated filer	x Non-accelerated filer	o Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes o No x
Tanger Properties Limited Partnership	Yes o No x

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $1,657,749,000 based on the closing price on the New York Stock Exchange for such shares on June 30, 2010.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of January 31, 2011 was 81,255,562.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 2011.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2010 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. The Company is a fully-integrated, self-administered and self-managed real estate investment trust, ("REIT"), which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

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

As of December 31, 2010, the Company, through its ownership of the Tanger GP Trust and Tanger LP Trust, owned 20,249,017 units of the Operating Partnership and the Tanger Family Limited Partnership owned 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.

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

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•	enhancing investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders' Equity of the Company and Partners' Equity of the Operating Partnership;

•	Earnings Per Share and Earnings Per Unit;

•	Share-based and Equity-based Compensation;

•	Other Comprehensive Income of the Company and Other Comprehensive Income of the Operating Partnership; and

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

Item 1.	Business

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2010, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet. These outlet centers were 98% occupied and contained over 2,000 stores, representing approximately 360 store brands. We also operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.

The outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. The Tanger family, through its ownership of the Tanger Family Limited Partnership, holds the remaining units as a limited partner. Stanley K. Tanger, founder of the Company, was the sole general partner of the Tanger Family Limited Partnership from its inception until August 2010. For further discussion, see Note 24 to the Consolidated Financial Statements filed under Item 15 to this Form 10-K.

As of December 31, 2010, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 20,249,017 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

Ownership of the Company's common shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of our common shares. We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our outstanding common shares equal to at least 90% of our taxable income each year.

The Company is a North Carolina corporation and the Operating Partnership is a North Carolina partnership, which were formed in 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-Ks, 10-Qs, 8-Ks and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

Recent Developments

Development Update

New Development: Mebane, North Carolina

In November 2010, we opened our newest Tanger outlet center in Mebane, North Carolina 100% occupied.  The new center contains approximately 319,000 square foot and approximately 80 outlet tenants. The total cost for the center was approximately $64.9 million and was funded by operating cash flows and amounts available under our unsecured lines of credit.

Redevelopment: Hilton Head, South Carolina

During 2010, we began execution of a redevelopment plan for our Hilton Head I, South Carolina center. The plan included a complete demolition of the existing 162,000 square foot center originally acquired in 2003. The center, which is scheduled to re-open the first weekend of April 2011, will contain approximately 176,000 square feet as well as four outparcel pads. The total incremental cost for the redeveloped center is expected to be approximately $43.0 million and will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Potential Future Developments

As of the date of this filing, we are in the initial study period for three potential new development sites located in League City (Houston), Texas; Scottsdale, Arizona and West Phoenix, Arizona. There can be no assurance that these sites will ultimately be developed. We expect that these projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. We may also consider the use of additional operational or developmental joint ventures.

Joint Venture Activities

RioCan Canadian Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 15 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis,. There can be no assurance that the joint venture will be consummated, or even if the joint venture is consummated that the current plans of the joint venture will be realized.

Financing Transactions

$300.0 Million Unsecured Bond Issuance

In June 2010, the Operating Partnership completed a public offering of $300.0 million of 6.125% senior notes due 2020 (the "2020 Notes"). The 2020 Notes pay interest semi-annually and were priced at 99.310% of the principal amount to yield 6.219% to maturity.

Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the 2020 Notes to (i) repay our $235 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan, (iii) repay borrowings under our unsecured lines of credit and (iv) for general working capital purposes.

$400.0 Million In New Unsecured Lines of Credit

In November 2010, the Operating Partnership entered into a $385.0 million syndicated unsecured revolving line of credit (the "Syndicated Line"). In addition to the Syndicated Line, the Operating Partnership simultaneously entered into a $15.0 million cash management line of credit with Bank of America, N.A. (the "Cash Management Line"), providing total revolving line capacity of $400.0 million. The Cash Management Line's terms are substantially the same as the Syndicated Line, including maturity date.

The Syndicated Line replaces our previous $325.0 million in bilateral lines of credit that were scheduled to mature between June and August 2011. The Syndicated Line, together with the Cash Management Line, represents an increase in line capacity of more than 20%. Through an accordion feature, the maximum borrowing capacity on the Syndicated Line may be increased to up to $500.0 million under certain circumstances. The maturity date of the new lines is November 29, 2013, and we have an option to extend the lines for one year. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a spread over LIBOR of 1.90% and require the payment of an annual facility fee of 0.40% on the total committed amount.

$75.0 Million Preferred Share Redemption

In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The initial redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.

Management Changes

In October 2010, Stanley K. Tanger, founder of the Company and member of the Board of Directors, passed away. Mr. Tanger ceded the role of Chairman, President and Chief Executive Officer in 2009, but remained a Director of the Company until his passing. His legacy lives on and is carried forward by everyone at Tanger Outlet Centers.

In August 2010, Thomas E. McDonough joined our management team as Executive Vice-President of Operations. Mr. McDonough brings nearly 30 years of REIT management, leasing, acquisition and development experience to the Company.

In September 2010, Thomas R. Reddin was added as a member of the Company's Board of Directors and the Operating Partnership's Board of Trustees. Mr. Reddin brings over 30 years of consumer marketing and e-commerce experience to the Board.

In January 2011, Kevin M. Dillon, Senior Vice President - Construction and Development, announced his resignation effective in April 2011. Mr. Dillon served in different construction and development related capacities for over 17 years with the Company.

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

We believe that outlet centers will continue to present attractive opportunities for capital investment in the long-term. We further believe, based upon our contacts with present and prospective tenants that many companies will continue to utilize the outlet concept as a profitable distribution vehicle. However, due to present economic conditions and the potential for increased competition from other developers announcing plans to develop outlet centers, new developments or expansions may not provide as high of an initial return on investment as has been historically achieved.

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

Our outlet centers range in size from 24,619 to 729,475 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

As of February 1, 2011, we had a diverse tenant base comprised of approximately 360 different well-known, upscale, national designer or brand name concepts, such as Polo Ralph Lauren, Saks Fifth Avenue - Off Fifth, Calvin Klein, Ann Taylor, GAP, Banana Republic, Old Navy, Juicy, Kate Spade, Lucky Brand Jeans, Reebok, Tommy Hilfiger, Abercrombie & Fitch, Eddie Bauer, Coach Leatherware, Brooks Brothers, BCBG, Michael Kors, Nike and others. Most of the outlet stores are directly operated by the respective manufacturer.

No single tenant (including affiliates) accounted for 10% or more of our combined base and percentage rental revenues during 2010, 2009 or 2008. As of December 31 2010, no single tenant, including all of its store concepts, accounted for more than 8.4% of our leasable square feet or 6.6% of our combined base and percentage rental revenues. Because our typical tenant is a large, national manufacturer, we generally do not experience any material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2010. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of our total revenues in 2010.

Business History

Stanley K. Tanger, the Company's founder, entered the outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our President and Chief Executive Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton, Inc., which included the operation of five outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton, Inc.'s outlet stores, they recognized that there would be a demand for outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

Steven B. Tanger joined the Company in 1986, and by June 1993, the Tangers had developed 17 centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of outlet centers in the country.

Business Strategy

Our company has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices. We partner with many of the world's best known and most respected retailers and manufacturers. By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for well over a quarter century. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 360 brand name manufacturers.

Nothing takes the place of experience. We have had a solid track record of success in the outlet industry for the past 30 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage and a history of accomplishments in the manufacturers' outlet business.

We are proud to report that as of December 31, 2010, our wholly- owned outlet centers were 98% occupied with average tenant sales of $354 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development and operation of manufacturers' outlet centers.

Growth Strategy

Growth does not happen by chance. Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing centers, renovating and expanding our mature centers and reaching new markets through ground-up developments or acquisitions of new outlet centers.

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

Developing New Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. As we search across North America looking for new markets, we do our homework and determine site viability on a timely and cost-effective basis. Our 30 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage. We expect development to continue to be important to the growth of our portfolio in the long-term.

We follow a general set of guidelines when evaluating opportunities for the development of new centers. This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support centers with approximately 90 stores totaling at least 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

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

Keeping our shopping centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premiere outlet shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers. Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

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

Marketing

Our marketing plans deliver compelling, well-crafted messages and enticing promotions and events to targeted audiences for tangible, meaningful and measurable results. Our plans are based on a basic measure of success - increase sales and traffic for our retail partners and we will create successful centers. Utilizing a strategic mix of print, radio, television, direct mail, website, internet advertising, social networks, smart phone applications and public relations, we consistently reinforce the message that “Tanger is the place to shop for the best brands and the biggest outlet savings - direct from the manufacturer”. Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence our debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our underperforming assets and maintaining a conservative distribution payout ratio.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2011.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders and unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing lines of credit or invested in short-term money market or other suitable instruments adhering to our investment policies.

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2013 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

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

We compete directly with one large national owner of outlet centers and numerous small owners, however, there is the potential for increased competition from other developers who have announced plans to enter the outlet industry. We believe the high barriers to entry in the outlet industry, including the need for extensive relationships with premier brand name manufacturers, have minimized the number of new outlet centers.

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

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Northline Indemnity, LLC, ("Northline"), a wholly-owned captive insurance subsidiary of the Operating Partnership, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Specified types and amounts of insurance are required to be carried by each tenant under their lease agreement with us. There are however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of February 1, 2011, we had 197 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and 32 business offices. At that date, we also employed 235 part-time employees at various locations.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, we would be required to record an impairment charge equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.   Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analysis may not be achieved.

We face competition for the acquisition and development of outlet centers, and we may not be able to complete acquisitions or developments that we have identified.

We intend to grow our business through acquisitions and developments. We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. These competitors may succeed in acquiring or developing outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing to acquire or develop outlet centers may increase in the future, which would increase demand for these outlet centers and the prices we must pay to acquire or develop them. If we pay higher prices for outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions. We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

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

Our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales of our retail tenants decline sufficiently, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. Any resulting leasing delays, failures to make payments or tenant bankruptcies could result in the termination of such tenants' leases.

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

Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in our best interests and our shareholders interests.

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

Risks Related to Federal Income Tax Laws

The Company's failure to qualify as a REIT could subject our earnings to corporate level taxation.

We believe that we have operated and intend to operate in a manner that permits the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended. However, we cannot assure you that the Company has qualified or will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. The Company's failure to qualify for taxation as a REIT would have an adverse effect on the market price and marketability of our securities.

The Company is required by law to make distributions to our shareholders.

To obtain the favorable tax treatment associated with the Company's qualification as a REIT, generally, the Company is required to distribute to its shareholders at least 90.0% of its net taxable income (excluding capital gains) each year. The Company depends upon distributions or other payments from the Operating Partnership to make distributions to the Company's common shareholders. A recent IRS revenue procedure allows the Company to satisfy the REIT income distribution requirement by distributing up to 90% of the dividends on its common shares in the form of additional common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that the Company pays a portion of a dividend in shares, taxable U.S. shareholders would be required to pay income tax on the entire amount of the dividend, including the portion paid in shares, in which case such shareholders might have to pay the income tax using cash from other sources. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this income tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale.

Risks Related to our Organizational Structure

The Company depends on distributions from the Operating Partnership to meet its financial obligations, including dividends.

The Company's operations are conducted by the Operating Partnership, and the Company's only significant asset is its interest in the Operating Partnership. As a result, the Company depends upon distributions or other payments from the Operating Partnership in order to meet its financial obligations, including its obligations under any guarantees or to pay dividends or liquidation payments to its common shareholders. As a result, these obligations are effectively subordinated to existing and future liabilities of the Operating Partnership. The Operating Partnership is a party to loan agreements with various bank lenders that require the Operating Partnership to comply with various financial and other covenants before it may make distributions to the Company. Although the Operating Partnership presently is in compliance with these covenants, there is no assurance that the Operating Partnership will continue to be in compliance and that it will be able to make distributions to the Company.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments from the Commission for either the Company or the Operating Partnership.

Item 2.	Properties

As of February 1, 2011, our wholly-owned portfolio consisted of 31 outlet centers totaling 9.2 million square feet located in 21 states. We operate and own interests in two other centers totaling approximately 948,000 square feet through unconsolidated joint ventures. Our centers range in size from 24,619 to 729,475 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented more than 10% of our consolidated total revenues for the year ended December 31, 2010. No property represented more than 10% of our consolidated total assets as of December 31, 2010. See “Properties - Significant Property” for further details.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Of the 31 outlet centers in our wholly-owned portfolio, we own the land underlying 27 and have ground leases on four. The following table sets forth information about the land leases on which all or a portion of the four centers are located:

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

The following table summarizes certain information with respect to our wholly-owned outlet centers as of February 1, 2011.

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	4	1,388,479	15
New York	1	729,475	8
Georgia	2	664,380	7
Pennsylvania	2	628,124	7
Texas	2	619,729	7
Delaware	1	568,900	6
Alabama	1	557,299	6
North Carolina	3	505,273	5
Michigan	2	436,751	5
Tennessee	1	419,038	5
Missouri	1	302,922	3
Utah	1	298,379	3
Connecticut	1	291,051	3
Louisiana	1	282,403	3
Iowa	1	277,230	3
Oregon	1	270,212	3
Illinois	1	250,439	3
New Hampshire	1	245,698	3
Florida	1	198,950	2
California	1	171,300	2
Maine	2	84,313	1
Total	31	9,190,345	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2011. Except as noted, all properties are fee owned.

Location	Square Feet	% Occupied
Wholly-Owned Outlet Centers
Riverhead, New York (1)	729,475	99
Rehoboth, Delaware (1)	568,900	98
Foley, Alabama	557,299	95
San Marcos, Texas	441,929	97
Myrtle Beach Hwy 501, South Carolina	426,417	91
Sevierville, Tennessee (1)	419,038	100
Myrtle Beach Hwy 17, South Carolina (1)	403,161	98
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	100
Charleston, South Carolina	352,315	97
Howell, Michigan	324,631	97
Mebane, North Carolina	318,910	98
Branson, Missouri	302,922	100
Park City, Utah	298,379	100
Locust Grove, Georgia	293,868	99
Westbrook, Connecticut	291,051	96
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	93
Lincoln City, Oregon	270,212	99
Lancaster, Pennsylvania	255,152	94
Tuscola, Illinois	250,439	85
Tilton, New Hampshire	245,698	100
Hilton Head, South Carolina	206,586	98
Fort Myers, Florida	198,950	92
Terrell, Texas	177,800	94
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,185	94
Nags Head, North Carolina	82,178	95
Kittery I, Maine	59,694	89
Kittery II, Maine	24,619	100
	9,190,345	97
Unconsolidated Joint Ventures
Wisconsin Dells, Wisconsin (50% owned)	265,061	98
Deer Park, New York (33.3% owned) (2)	683,033	85

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Includes a 29,253 square foot warehouse adjacent to the property utilized to support the operations of the retail tenants.

Lease Expirations

The following table sets forth, as of February 1, 2011, scheduled lease expirations for our wholly-owned outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. (1) Square Feet	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2011	228	907,000	$18.29	$16,588,000	10
2012	309	1,375,000	17.76	24,426,000	15
2013	365	1,604,000	19.45	31,199,000	19
2014	217	975,000	18.96	18,485,000	12
2015	232	1,038,000	20.26	21,032,000	13
2016	133	699,000	18.10	12,651,000	8
2017	77	346,000	21.45	7,421,000	5
2018	70	305,000	27.19	8,293,000	5
2019	54	240,000	24.93	5,983,000	4
2020	101	529,000	19.35	10,234,000	6
2021 & thereafter	44	271,000	18.25	4,945,000	3
	1,830	8,289,000	$19.45	$161,257,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 901,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2011 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our wholly-owned outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet	Square Feet	% of Expiring Square Feet
2010	1,460,000	16	1,217,000	83
2009	1,502,000	16	1,218,000	81
2008	1,350,000	16	1,103,000	82
2007	1,572,000	19	1,246,000	79
2006	1,760,000	21	1,466,000	83

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our wholly-owned outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents				Average Annualized Base Rents
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2010	1,217,000	$18.00	$19.65	9	432,000	$19.21	$24.18	26
2009	1,218,000	$16.80	$18.43	10	305,000	$18.83	$24.66	31
2008	1,103,000	$17.29	$20.31	17	492,000	$18.03	$25.97	44
2007	1,246,000	$15.94	$18.15	14	610,000	$16.75	$23.41	40
2006	1,446,000	$15.65	$17.43	11	465,000	$16.19	$19.90	23

(1)
The square footage released to new tenants for 2010, 2009, 2008, 2007 and 2006 contains 91,000, 73,000, 139,000, 164,000 and 129,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

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

Year	Occupancy Costs as a % of Tenant Sales
2010	8.3
2009	8.5
2008	8.2
2007	7.7
2006	7.4

Tenants

The following table sets forth certain information for our wholly-owned centers with respect to our ten largest tenants and their store concepts as of February 1, 2011.

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	21	316,512	3.5
GAP	26	250,127	2.7
Banana Republic	21	174,542	1.9
Gap Kids	5	29,735	0.3
	73	770,916	8.4
Phillips-Van Heusen Corporation:
Bass Shoe	29	188,727	2.1
Tommy Hilfiger	24	159,748	1.7
Van Heusen	28	113,357	1.2
Calvin Klein, Inc.	12	70,124	0.8
Izod	19	51,843	0.6
Tommy Kids	3	8,500	0.1
	115	592,299	6.5
Dress Barn, Inc.:
Dress Barn	23	188,003	2.0
Justice	20	87,969	1.0
Maurice's	7	28,456	0.3
Dress Barn Woman	3	18,572	0.2
Dress Barn Petite	2	9,570	0.1
	55	332,570	3.6
Nike:
Nike	22	307,679	3.4
Cole-Haan	4	11,838	0.1
Converse	3	9,000	0.1
Hurley	1	2,500	*
	30	331,017	3.6
VF Outlet Inc.:
VF Outlet	8	199,541	2.2
Nautica Factory Stores	17	82,616	0.9
Vans	4	12,000	0.1
Nautica Kids	1	2,500	*
	30	296,657	3.2
Adidas:
Reebok	22	203,298	2.2
Adidas	8	74,030	0.8
Rockport	4	12,046	0.1
	34	289,374	3.1
Ann Taylor:
Loft	21	161,782	1.8
Ann Taylor	13	91,172	1.0
	34	252,954	2.8
Carter's:
OshKosh B'Gosh	26	128,273	1.4
Carter's	26	118,343	1.3
	52	246,616	2.7
Polo Ralph Lauren:
Polo Ralph Lauren	24	226,874	2.5
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*
	26	234,874	2.6
Hanesbrands Direct, LLC:
L'eggs Hanes Bali	23	118,278	1.3
Hanesbrands	8	69,423	0.8
Champion	5	22,652	0.2
Socks Galore	3	4,360	*
	39	214,713	2.3

Total of all tenants listed in table	488	3,561,990	38.8

* Less than 0.1%.

Significant Property

The Riverhead, New York center is the only property that comprises more than 10% of our consolidated gross revenues. No property comprises more than 10% of our consolidated total assets. The Riverhead center, originally constructed in 1994, represented 12% of our consolidated total revenues for the year ended December 31, 2010. The Riverhead center is 729,475 square feet.

Tenants at the Riverhead outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2010 , 2009 and 2008:

Center Occupancy	2010	2009	2008
Riverhead, NY	100%	99%	98%

Average base rental rates per weighted average square foot	2010	2009	2008
Riverhead, NY	$27.89	$26.21	$25.36

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 25 to 33 years for buildings, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. At December 31, 2010, the net federal tax basis of the Riverhead center was approximately $67.1 million. Real estate taxes assessed on this center during 2010 amounted to $3.9 million. Real estate taxes for 2011 are estimated to be approximately $4.0 million.

The following table sets forth, as of December 31, 2010, combined, scheduled lease expirations at the Riverhead outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2011	10	42,000	$30.62	$1,286,000	7
2012	37	167,000	25.25	4,216,000	21
2013	23	123,000	27.07	3,329,000	17
2014	22	110,000	23.80	2,618,000	13
2015	16	84,000	25.85	2,171,000	11
2016	8	23,000	37.09	853,000	4
2017	8	33,000	38.03	1,255,000	6
2018	7	31,000	32.19	998,000	5
2019	5	21,000	35.43	744,000	4
2020	10	56,000	26.68	1,494,000	8
2021 and thereafter	5	25,000	32.44	811,000	4
Total	151	715,000	$27.66	$19,775,000	100

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 14,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2010, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters are not expected to have a material effect on our results of operations or financial condition.

Item 4.	[Removed and Reserved]

EXECUTIVE OFFICERS OF TANGER FACTORY OUTLET CENTERS, INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	62	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	52	Executive Vice President - Chief Financial Officer and Secretary
Thomas E. McDonough	53	Executive Vice President - Operations
Carrie A. Geldner	48	Senior Vice President - Marketing
Kevin M. Dillon (1)	52	Senior Vice President - Construction and Development
Lisa J. Morrison	51	Senior Vice President - Leasing
James F. Williams	46	Senior Vice President - Controller
Virginia R. Summerell	52	Vice President - Treasurer and Assistant Secretary
(1) In January 2011 Kevin M. Dillon announced his resignation from the Company effective in April 2011.

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger is a director of the Company and was named President and Chief Executive Officer effective January 1, 2009. Mr. Tanger served as President and Chief Operating Officer from January 1, 1995 to December 2008. Previously, Mr. Tanger served as Executive Vice President from 1986 to December 1994. He has been with Tanger related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program.

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President and Chief Financial Officer in April 2003 and was additionally named Secretary in May 2005. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. He served as Chief Accounting Officer from January 1993 to November 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, corporate communications and information systems functions. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Thomas E. McDonough. Mr. McDonough was named Executive Vice President of Operations in August 2010. Previously, he was the Co-Founder and Principal of MHF Real Estate Group, a real estate asset management firm, from September 2009 to August 2010. He served as Chief Investment Officer and was a member of the Investment Committee at Equity One, Inc. from July 2007 to April 2009. From April 2006 to July 2007, Mr. McDonough was a partner at Kahl & Goveia, and from February 1997 to April 2006, he was employed by Regency Centers Corp., and its predecessor, Pacific Retail Trust, as the national director of acquisitions and dispositions. Previously, from July 1984 to January 1997, Mr. McDonough served in various capacities, including partner and principal, with Trammell Crow Company. Mr. McDonough has supervisory responsibility over the senior officers that oversee the Company's operations, construction and development, leasing and marketing functions. Mr. McDonough is a graduate of Stanford University and holds an MBA degree from Harvard Business School.

Carrie A. Geldner. Ms. Geldner was named Senior Vice President - Marketing in May 2000. Previously, she held the position of Vice President - Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996. Prior to joining Tanger, Ms. Geldner was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Previously, Ms. Geldner was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Her major responsibilities include managing the Company's marketing department and developing and overseeing implementation of all corporate and field marketing programs. Ms. Geldner is a graduate of East Carolina University.

Kevin M. Dillon. Mr. Dillon was named Senior Vice President - Construction and Development in August 2004. Previously, he held the positions of Vice President - Construction and Development from May 2002 to August 2004, Vice President - Construction from October 1997 to May 2002, Director of Construction from September 1996 to October 1997 and Construction Manager from November 1993, the month he joined the Company, to September 1996. Prior to joining the Company, Mr. Dillon was employed by New Market Development Company for six years where he served as Senior Project Manager. Prior to joining New Market, Mr. Dillon was the Development Director of Western Development Company where he spent 6 years. His major responsibilities include oversite of site selection and predevelopment as well as management of all aspects of the Company's construction projects including new developments, renovations and expansions. Mr. Dillon attended Northern Michigan University and George Washington University. In January 2011, Mr. Dillon announced his resignation from the Company effective in April 2011.

Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Previously, she was a marketing coordinator for Mutual Service Corporation. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new developments. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Ms. Morrison is a graduate of Michigan State University and holds an MA degree, also from Michigan State University.

James F. Williams. Mr. Williams was named Senior Vice President and Controller in February 2006. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997 and Vice President in April 2004. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Virginia R. Summerell. Ms. Summerell was named Vice President, Treasurer and Assistant Secretary of the Company in May 2005. Since joining the Company in August 1992, she has held various positions including Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include developing and maintaining banking relationships, oversight of all project and corporate finance transactions, management of treasury systems and the supervision of the Company's credit department. Prior to joining the Company, she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University.

PART II

Item 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated. Note that share prices and per share dividend amounts have been restated to reflect a two-for-one split of the Company's common shares in January 2011.

2010	High	Low	Common Dividends Paid
First Quarter	$22.64	$18.40	$0.19125
Second Quarter	22.31	18.90	0.19375
Third Quarter	24.53	20.23	0.19375
Fourth Quarter	26.00	23.19	0.19375
Year 2010	$26.00	$18.40	$0.77250

2009	High	Low	Common Dividends Paid
First Quarter	$19.13	$12.39	$0.19000
Second Quarter	18.00	14.23	0.19125
Third Quarter	20.89	14.49	0.19125
Fourth Quarter	20.73	17.52	0.19125
Year 2009	$20.89	$12.39	$0.76375

Holders

As of February 1, 2011, there were approximately 512 common shareholders of record.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations (" FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis.

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

The following share price performance chart compares our performance to the index of equity REITs prepared by the National Association of Real Estate Investment Trusts ("NAREIT"), and the SNL Shopping Center REIT index prepared by SNL Financial. Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2010, is not necessarily indicative of future results.

		Period Ended
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Tanger Factory Outlet Centers, Inc.	100.00	141.52	141.65	147.27	159.45	216.92
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12
SNL REIT Retail Shopping Ctr Index	100.00	134.61	110.82	66.72	65.86	85.53

Tanger Properties Limited Partnership Market Information
There is no established public trading market for the Operating Partnership's common units. As of December 31, 2010, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 20,249,017 common units and the Tanger Family Limited Partnership owned 3,033,305 common units as a limited partner. We made distributions per common unit during 2010 and 2009 as follows:

	2010	2009
First Quarter	$0.765	$0.760
Second Quarter	0.775	0.765
Third Quarter	0.775	0.765
Fourth Quarter	0.775	0.765
	$3.090	$3.055

Item 6.	Selected Financial Data (Tanger Factory Outlet Centers, Inc.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Note that per share amounts for all periods presented have been restated to reflect a two-for-one split of the Company's common shares in January 2011.

	2010	2009	2008	2007	2006
	(in thousands, except per share and center data)
OPERATING DATA
Total revenues	$276,303	$270,595	$243,793	$226,792	$209,053
Operating income	79,631	69,940	78,764	71,135	68,484
Income from continuing operations	38,342	72,709	29,581	30,008	28,043
Net income (1) (2) (3)	38,244	67,495	29,718	30,556	42,699
SHARE DATA
Basic:
Income from continuing operations	$0.32	$0.78	$0.31	$0.32	$0.30
Net income available to common shareholders	$0.32	$0.72	$0.31	$0.33	$0.50
Weighted average common shares	80,187	71,832	62,169	61,642	61,198
Diluted:
Income from continuing operations	$0.32	$0.78	$0.31	$0.31	$0.30
Net income available to common shareholders	$0.32	$0.72	$0.31	$0.32	$0.49
Weighted average common shares	80,390	72,024	62,442	63,026	61,912
Common dividends paid	$0.77250	$0.76375	$0.75000	$0.71000	$0.67125
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,576,214	$1,507,870	$1,399,755	$1,287,241	$1,216,859
Total assets	1,216,934	1,178,861	1,121,925	1,060,148	1,040,561
Debt	714,616	584,611	786,863	695,002	664,518
Total shareholders' equity	421,895	521,063	265,903	294,148	327,445
OTHER DATA
Cash flows provided by (used in):
Operating activities	$118,500	$127,297	$96,970	$98,588	$88,390
Investing activities	$(86,853)	$(76,228)	$(133,483)	$(84,803)	$(63,336)
Financing activities	$(29,156)	$(52,779)	$39,078	$(19,826)	$(19,531)

Gross Leasable Area Open:
Wholly-owned	9,190	9,216	8,820	8,398	8,388
Partially-owned (unconsolidated)	948	950	1,352	667	667
Managed	—	—	—	—	293

Number of outlet centers:
Wholly-owned	31	31	30	29	30
Partially-owned (unconsolidated)	2	2	3	2	2
Managed	—	—	—	—	3
(1) The year ended December 31, 2010 includes a loss on termination of derivatives of $6.1 million.

(2) The year ended December 31, 2009 includes a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.

(3) The year ended December 31, 2008 includes a loss on termination of derivatives of $8.9 million.

Item 6.	Selected Financial Data (Tanger Properties Limited Partnership)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2010	2009	2008	2007	2006
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$276,303	$270,595	$243,793	$226,792	$209,053
Operating income	79,631	69,940	78,764	71,135	68,484
Income from continuing operations	38,342	72,709	29,581	30,008	28,043
Net income	38,244	67,495	29,718	30,556	42,699
UNIT DATA
Basic:
Income from continuing operations	$1.30	$3.16	$1.25	$1.29	$1.21
Net income available to common unitholders	$1.29	$2.91	$1.26	$1.32	$2.01
Weighted average common units	23,080	20,991	18,575	18,444	18,333
Diluted:
Income from continuing operations	$1.29	$3.15	$1.25	$1.27	$1.20
Net income available to common unitholders	$1.29	$2.91	$1.25	$1.29	$1.99
Weighted average common units	23,131	21,039	18,644	18,790	18,511
Common distributions paid	$3.09	$3.06	$3.00	$2.84	$2.69
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,576,214	$1,507,870	$1,399,755	$1,287,241	$1,216,859
Total assets	1,216,476	1,178,500	1,121,639	1,059,846	1,040,319
Debt	714,616	584,611	786,863	695,002	664,518
Total partners' equity	421,895	521,063	265,903	294,148	327,445
OTHER DATA
Cash flows provided by (used in):
Operating activities	$118,466	$127,269	$96,964	$98,609	$88,354
Investing activities	$(86,853)	$(76,228)	$(133,483)	$(84,803)	$(63,336)
Financing activities	$(29,156)	$(52,779)	$39,078	$(19,826)	$(19,531)

Gross Leasable Area Open:
Wholly-owned	9,190	9,216	8,820	8,398	8,388
Partially-owned (unconsolidated)	948	950	1,352	667	667
Managed	—	—	—	—	293

Number of outlet centers:
Wholly-owned	31	31	30	29	30
Partially-owned (unconsolidated)	2	2	3	2	2
Managed	—	—	—	—	3
(1) The year ended December 31, 2010 includes a loss on termination of derivatives of $6.1 million.
(2) The year ended December 31, 2009 includes a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.
(3) The year ended December 31, 2008 includes a loss on termination of derivatives of $8.9 million.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words 'believe', 'expect', 'intend', 'anticipate', 'estimate', 'project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2010 and 2009, we had 31 wholly-owned centers in 21 states totaling 9.2 million square feet. The table below sets forth the changes in the number of centers, square feet and states:

	Number of Centers	Square feet (000's)	States
As of December 31, 2009	31	9,216	21
New development:
Mebane, North Carolina	1	319	—
Disposition:
Commerce I, Georgia	(1)	(186)	—
Redevelopment:
Hilton Head I, South Carolina	—	(162)	—
Other	—	3	—
As of December 31, 2010	31	9,190	21

Results of Operations

2010 Compared to 2009

BASE RENTALS
Base rentals increased $4.9 million, or 3%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rents from 2009 to 2010 (in thousands):

	2010	2009	Increase/ (Decrease)
Existing property base rentals	$175,165	$170,313	$4,852
Effect of Commerce II, GA center expansion and Mebane, NC new development	1,753	259	1,494
Base rentals from Hilton Head I, SC center curently under redevelopment	400	1,829	(1,429)
Termination fees	907	1,096	(189)
Amortization of net above and below market rent adjustments	751	549	202
	$178,976	$174,046	$4,930

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.

In November 2010, we opened our new outlet center in Mebane, North Carolina and during the second quarter of 2009 opened an additional expansion phase at our Commerce II, Georgia outlet center.

During the second quarter of 2010, we completed the demolition of approximately 162,000 square feet at our center in Hilton Head, South Carolina. The redevelopment of this site began during the second quarter of 2010 with the opening of a new 176,000 square foot outlet center expected in the second quarter of 2011.

Also, included in base rentals is the amortization from the value of the above and below market leases recorded as a result of our property acquisitions as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  At December 31, 2010, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $1.5 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), increased $1.1 million, or 16% from the 2009 period to the 2010 period. The increase in percentage rentals are directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the year ended December 31, 2010 increased 6.6% to $354 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.1 million, or 3%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of expense reimbursements from 2009 to 2010 (in thousands):

	2010	2009	Increase/ (Decrease)
Existing property expense reimbursements	$78,916	$77,076	$1,840
Incremental expense reimbursements from Commerce II, GA center expansion and Mebane, NC new development	1,146	82	1,064
Expense reimbursements from Hilton Head I, SC center currently under redevelopment	115	918	(803)
Termination fees allocated to expense reimbursements	450	424	26
	$80,627	$78,500	$2,127

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income decreased $2.5 million, or 22%, in the 2010 period as compared to the 2009 period due primarily to the $3.3 million gain on the sale of a land outparcel at our Washington, PA center in August 2009. This decrease was partially offset by the incremental other income generated from the opening of the center in Mebane, NC in November 2010 and an increase in Tanger Club memberships and other vending categories.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $5.2 million, or 6%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of property operating expenses from 2009 to 2010 thousands):

	2010	2009	Increase/ (Decrease)
Existing property operating expenses	$90,023	$85,880	$4,143
Incremental operating expenses from Mebane, NC new development	1,796	—	1,796
Operating and demolition expenses from Hilton Head I, SC center currently under redevelopment	1,161	1,458	(297)
Abandoned due diligence costs	365	797	(432)
	$93,345	$88,135	$5,210

The increase in existing property operating expenses is primarily due to increases in snow removal in 2010 due to extreme winter weather in December in the eastern portion of the United States and normal annual increases associated with operating mall offices throughout our portfolio.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $8.0 million, or 25%, in the 2010 period as compared to the 2009 period. Effective September 1, 2009, Stanley K. Tanger, founder of the Company, retired as an employee of the Company. His severance, totaling $10.3 million, consisted of a cash payment of $3.4 million and $6.9 million of share-based compensation from the accelerated vesting of restricted common shares. Excluding this severance, general and administrative expenses increased $2.3 million primarily as a result of additional share-based compensation expense related to the 2010 notional unit plan and increases in other professional and legal fees.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization decreased $1.9 million, or 2%, in the 2010 period compared to the 2009 period. The majority of the decrease is due to lower levels of intangible lease cost amortization from acquired outlet centers in 2003, 2005 and 2009. These decreases were partially offset by additional depreciation and amortization of approximately $9.0 million and $6.3 million recognized during the 2010 and 2009 periods, respectively, related to the demolition and redevelopment plan at our Hilton Head I, SC center.

IMPAIRMENT CHARGE
In 2005 we sold our outlet center located in Seymour, Indiana, but retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land for sale, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statements of operations which equaled the excess of the carrying amount of the land over its fair value at that time. We determined the estimated fair value using a market approach considering offers that we had obtained for all the various parcels less estimated closing costs.

INTEREST EXPENSE
Interest expense decreased $3.6 million, or 9%, in the 2010 period compared to the 2009 period. This decrease was due to the significant reduction in the average amount of debt outstanding through an exchange offering in May 2009 and a common share offering in August 2009. These two equity transactions in essence retired approximately $259.1 million of outstanding debt.

GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT
The 2010 period includes the write-off of approximately $563,000 of unamortized loan origination costs. These assets were written-off due to the repayment of the $235.0 million term loan facility in the 2010 period with a portion of the proceeds from the 2020 Notes. In May 2009, senior exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for common shares of the Company, representing approximately 95.2% of the total senior exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 9.7 million common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, senior exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

LOSS ON TERMINATION OF DERIVATIVES
During the second quarter of 2010, we terminated two interest rate swap agreements with a total notional amount of $235.0 million. These agreements were originally entered into in 2008 for the purpose of fixing the LIBOR based interest rate on the $235.0 million term loan facility originally completed in June 2008. We paid approximately $6.1 million to terminate the two interest rate swap agreements. The agreements were terminated because the underlying debt for the derivative transaction was repaid with a portion of the proceeds from the 2020 Notes.

Prior to when they were terminated, the swaps were designated as cash flow hedges. Unrealized gains and losses related to the effective portion of the swaps were recognized in other comprehensive income. Because the swaps were highly effective, the amount included in accumulated other comprehensive income when the swaps were terminated was equal to the amount recorded as a liability on the balance sheet. The contemporaneous termination of the swaps and the related debt caused the amounts in accumulated other comprehensive income to be reclassified to earnings. Additionally, a payment of $6.1 million, which was considered to be an investing activity in the statement of cash flows, was made to relieve the obligation that was recorded as a liability.

GAIN ON FAIR VALUE MEASUREMENT OF PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.   We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and has been consolidated since January 2009.  The acquisition was accounted for under the new guidance for acquisitions which was effective January 1, 2009.  Under this guidance, we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures increased by $1.0 million, or 69%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels. The increase was offset slightly by higher interest rate levels at our Wisconsin Dells joint venture which refinanced its $24.8 million mortgage loan in December 2009. The new mortgage included a credit spread over the LIBOR rate of 3.00% compared to a credit spread of 1.30% in the expiring mortgage.

DISCONTINUED OPERATIONS
In May 2010, the Company's Board of Directors approved a plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations. The majority of the center was sold in July 2010. The remaining portion of the center was sold during the first quarter of 2011. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value based on the actual sales contracts related to the center. In the 2009 period, we recorded an impairment charge for the Commerce I, GA property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

2009 Compared to 2008

BASE RENTALS
Base rentals increased $16.3 million, or 10%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of base rents from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Existing property base rentals	$156,532	$153,118	$3,414
Incremental base rent from acquisition of Myrtle Beach Hwy 17, SC joint venture interest	9,279	—	9,279
Incremental base rent from Commerce II, GA center expansion and Washington, PA new development	7,134	2,788	4,346
Termination fees	1,031	1,519	(488)
Amortization of net above and below market rent adjustments	70	356	(286)
	$174,046	$157,781	$16,265

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

At December 31, 2009, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $2.4 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels (the "breakpoint"), decreased $257,000, or 4% from the 2008 period to the 2009 period. The following table sets forth the changes in percentage rentals from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Existing property percentage rentals	$6,334	$7,046	$(712)
Incremental percentage rentals from acquisition of Myrtle Beach Hwy 17, SC joint venture interest	389	—	389
Incremental percentage rentals from Washington, PA new development	78	12	66
	$6,801	$7,058	$(257)

The decrease in percentage rentals are directly related to the strength of our tenants' sales. Tenant sales were negatively impacted by the general weakness in the US economy. In addition, a significant number of tenants that renewed their leases renewed at much higher base rental rates and, accordingly, had increases to their contractual breakpoint levels used in determining their percentage rentals. This essentially transformed a variable rent component into a fixed rent component.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $6.8 million, or 9%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of expense reimbursements from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Existing property expense reimbursements	$69,241	$68,336	$905
Incremental expense reimbursement from acquisition of Myrtle Beach Hwy 17, SC joint venture interest	3,824	—	3,824
Incremental expense reimbursements from Commerce II, GA center expansion and Washington, PA new development	5,092	2,659	2,433
Termination fees allocated to expense reimbursements	343	728	(385)
	$78,500	$71,723	$6,777

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. The increase is due primarily to the $6.3 million of incremental reimbursed expenses from our new Washington, PA outlet center and the now wholly-owned Myrtle Beach Hwy 17, SC outlet center.

OTHER INCOME
Other income increased $4.0 million, or 56%, in the 2009 period as compared to the 2008 period due primarily to the a $3.3 million gain on the sale of a land outparcel at our Washington, PA center in August 2009 and approximately $473,000 in incremental other vending income associated with the incremental addition of the Washington, PA and Myrtle Beach Hwy 17 centers as described above. The remainder of the increase related to management fees earned from services provided to the Deer Park joint venture which opened in October 2008. This increase in fees was partially offset by a decrease in fees from services provided to the Myrtle Beach Hwy 17 joint venture which became wholly-owned in January 2009.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $6.8 million, or 8%, in the 2009 period compared to the 2008 period. The following table sets forth the changes in various components of property operating expenses from 2008 to 2009 (in thousands):

	2009	2008	Increase/ (Decrease)
Existing property operating expenses	$78,848	$75,214	$3,634
Incremental operating expenses from acquisition of Myrtle Beach Hwy 17, SC joint venture interest	4,636	—	4,636
Incremental operating expenses from Commerce II, GA center expansion and Washington, PA new development	3,854	2,239	1,615
Abandoned due diligence costs	797	3,923	(3,126)
	$88,135	$81,376	$6,759

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $10.3 million, or 46%, in the 2009 period as compared to the 2008 period. Effective September 1, 2009, Stanley K. Tanger, founder of the Company, retired as an employee of the Company. His severance, totaling $10.3 million, consisted of a cash payment of $3.4 million and $6.9 million of share-based compensation from the accelerated vesting of restricted common shares. The cash payment was made during the second quarter of 2010.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization increased $18.5 million, or 30%, in the 2009 period compared to the 2008 period.  During the first quarter of 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on our redevelopment timeline, we intended to demolish the existing buildings by the end of the second quarter of 2010 and therefore changed the estimated useful life to end at that time. As a result of this change in useful life, additional depreciation and amortization of approximately $6.3 million was recognized during the 2009 period.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.08 per share for the year ended December 31, 2009.  Of the remaining increase in depreciation and amortization, $11.4 million is due to the addition of the Washington, PA and Myrtle Beach Hwy 17, SC centers to the wholly-owned portfolio.

INTEREST EXPENSE
Interest expense decreased $3.4 million, or 8%, in the 2009 period compared to the 2008 period. The decrease is primarily related to the extinguishment of a principal amount of $142.3 million of exchangeable notes through the issuance of equity described below and the issuance of 6.9 million common shares in August 2009, the proceeds of which were used to reduce amounts outstanding under our unsecured lines of credit. Also, a significant portion of our outstanding debt is comprised of unsecured lines of credit which incur interest based on the LIBOR index plus a credit spread. The 2009 period saw unprecedented low LIBOR index levels which reduced the overall borrowing rate associated with our lines of credit.

GAIN ON EARLY EXTINGUISHMENT OF DEBT
In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million and a carrying amount of $135.3 million were exchanged for common shares of the Company, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 9.7 million common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million, with a carrying amount of $7.0 million, remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.

LOSS ON TERMINATION OF DERIVATIVES
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

GAIN ON FAIR VALUE MEASUREMENT OF PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million.  The acquisition was funded by amounts available under our unsecured lines of credit.   We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method.  The joint venture is now 100% owned by us and has been consolidated since January 2009.  The acquisition was accounted for under the new guidance for acquisitions which was effective January 1, 2009.  Under this guidance, we recorded a gain of $31.5 million which represented the difference between the fair market value of our previously owned interest and its cost basis.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased $2.4 million in the 2009 period compared to the 2008 period.  The 2009 period does not include any equity in earnings from the Myrtle Beach Hwy 17 joint venture as we acquired the remaining 50% interest in January 2009. The acquisition resulted in a decrease of approximately $1.4 million in equity in earnings. In addition our equity in the losses incurred by the Deer Park property, decreased in 2009 by approximately $700,000 due to depreciation charges and leverage on the project which was open for a full year in the 2009 period.

DISCONTINUED OPERATIONS
During the second quarter 2009, we determined for our Commerce I, GA outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on deteriorating amounts of net operating income and the expectation that the occupancy rate of the property will significantly decrease in future periods. Therefore, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its fair value at that time. We determined the fair value using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets. There were no such charges during the 2008 period.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term, the Company, refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

The Company's business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company's principal funding requirement is the payment of dividends on its common shares. The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

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

The Company is a well-known seasoned issuer with a shelf registration which was updated in July 2009 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

The liquidity of the Company is dependent on the Operating Partnership's ability to make sufficient distributions to the Company. The Company also guarantees some of the Operating Partnership's debt. If the Operating Partnership fails to fulfill its debt requirements, which trigger the Company's guarantee obligations, then the Company may be required to fulfill its cash payment commitments under such guarantees. However, the Company's only material asset is its investment in the Operating Partnership.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2010 taxable income to shareholders, we were required to distribute approximately $39.6 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $68.1 million to shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

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

As the sole owner of the general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

Liquidity and Capital Resources of the Operating Partnership

General Overview

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence our debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2010 and 2009 (in thousands):

	2010	2009	Change
Net cash provided by operating activities	$118,466	$127,269	$(8,803)
Net cash used in investing activities	(86,853)	(76,228)	(10,625)
Net cash used in financing activities	(29,156)	(52,779)	23,623
Net increase (decrease) in cash and cash equivalents	$2,457	$(1,738)	$4,195

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities. Rental and occupancy rates are the primary factors that influence property rental income levels. Cash flows provided by operating activities decreased in the 2010 period compared to the 2009 period due to changes in other assets, escrow accounts and accrued liabilities, including the cash payment of $3.4 million to Stanley K. Tanger in 2010 associated with his retirement from the Company in 2009.

Investing Activities

Cash flow used in investing activities was higher in 2010 due primarily from a cash payment of $6.1 million to terminate two interest rate swap agreements associated with the underlying debt obligation which was repaid in June 2010. In addition, the construction of our Mebane, NC outlet center which opened in November 2010 and our on-going redevelopment project at our center in Hilton Head, South Carolina accounted for higher levels of additions to rental property.  There were no significant renovation or construction projects during 2009. However, 2009 includes the acquisition of the remaining 50% interest in the joint venture that held the Myrtle Beach Hwy 17, South Carolina center at a cash purchase price of $32.0 million.

Financing Activities

The following is a summary of the 2010 and 2009 financing transactions:

2010 Transactions

•	In June 2010, the Operating Partnership issued $300.0 million of 6.125% senior notes due 2020 at a price of 99.310%.

•	In November 2010, the Operating Partnership entered into a total of $400.0 million of syndicated unsecured revolving lines of credit with an initial maturity date of November 2013.

•	In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares for a total redemption price of $25.198 per share.

2009 Transactions

•	In May 2009, in a non-cash transaction, we retired $142.3 million of exchangeable notes through the issuance of 9.7 million common shares.

•	In August 2009, we raised approximately $116.8 million in cash through the issuance of 6.9 million common shares.

•	Throughout 2009, we reduced our amounts outstanding under our unsecured lines of credit from $161.5 million to $57.7 million from cash flow from operations and the August 2009 share issuance.

Current Developments and Dispositions

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or FFO. See the section “Funds From Operations” in the Management's Discussion and Analysis section for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or funds from operations.

WHOLLY-OWNED CURRENT DEVELOPMENTS

Mebane, North Carolina

In November 2010, we opened our newest Tanger outlet center in Mebane, North Carolina 100% occupied.  The new center contains approximately 319,000 square foot and approximately 80 outlet tenants. The total cost for the center was approximately $64.9 million and was funded by operating cash flows and amounts available under our unsecured lines of credit.

Redevelopments at Existing Centers

During 2010, we began execution of a redevelopment plan for our Hilton Head I, South Carolina center. The plan included a complete demolition of the existing 162,000 square foot center originally acquired in 2003. The center, which is scheduled to re-open the first weekend of April 2011, will contain approximately 176,000 square feet as well as four outparcel pads. The total incremental cost for the redeveloped center is expected to be approximately $43.0 million and will be funded by operating cash flows and amounts available under our unsecured lines of credit.

Potential Future Developments

In April 2010, we terminated our option contract for a new development site in Irving, Texas. As the development was deemed no longer probable, we wrote-off approximately $365,000 of predevelopment and due diligence costs associated with the project in the second quarter of 2010.

As of the date of this filing, we are in the initial study period for three potential new development sites located in League City (Houston), Texas, Scottsdale, Arizona and West Phoenix, Arizona. There can be no assurance that these sites will ultimately be developed. We expect that these projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital such as collateralized construction loans, public debt or equity offerings. We may also consider the use of additional operational or developmental joint ventures.

UNCONSOLIDATED JOINT VENTURES

Riocan Canadian Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 15 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis,. There can be no assurance that the joint venture will be consummated, or even if the joint venture is consummated that the current plans of the joint venture will be realized.

Financing Arrangements

As of December 31, 2010, 100% of our outstanding debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $400.0 million. All unsecured lines of credit have an expiration date of November 29, 2013 with an option for a one year extension.

2010 TRANSACTIONS
$300.0 Million Unsecured Bond Issuance
In June 2010, the Operating Partnership completed a public offering of $300.0 million of 6.125% senior notes due 2020. The 2020 Notes pay interest semi-annually and were priced at 99.310% of the principal amount to yield 6.219%.

Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the 2020 Notes to (i) repay our $235 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan, (iii) repay borrowings under our unsecured lines of credit and (iv) for general working capital purposes.
$400.0 Million In New Unsecured Lines of Credit
In November 2010, the Operating Partnership entered into a $385.0 million syndicated unsecured revolving line of credit (the "Syndicated Line"). In addition to the Syndicated Line, the Operating Partnership simultaneously entered into a $15.0 million cash management line of credit with Bank of America, N.A. (the "Cash Management Line"), providing total revolving line capacity of $400.0 million. The Cash Management Line's terms are substantially the same as the Syndicated Line, including maturity date.
The Syndicated Line replaces our previous $325.0 million in bilateral lines of credit that were scheduled to mature between June and August 2011. The Syndicated Line, together with the Cash Management Line, represents an increase in line capacity of more than 20%. Through an accordion feature, the maximum borrowing capacity on the Syndicated Line may be increased to up to $500.0 million under certain circumstances. The maturity date of the new lines is November 29, 2013, and we have an option to extend the lines for one year. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a spread over LIBOR of 1.90% and require the payment of an annual facility fee of 0.40% on the total committed amount.

$75.0 Million Preferred Share Redemption
In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The initial redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.
2009 TRANSACTIONS

$142.3 Million Exchange Offering

In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for Company common shares, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of approximately 9.7 million Company common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million. A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

$122.5 Million Common Share Offering

In August 2009, we completed an offering of 6.9 million common shares of the Company at a price of $17.75 per share, with net proceeds of approximately $116.8 million.  We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2011.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders and unitholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing lines of credit or invested in short-term money market or other suitable instruments.

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2013 when our next significant debt maturities occur. As a result, our current primary focus is to strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our dividend and reducing outstanding debt.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2010 (in thousands):

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Debt (1)	$7,210	$—	$160,000	$—	$250,000	$300,000	$717,210
Interest payment (2)	38,016	37,847	37,506	33,750	31,828	81,156	260,103
Operating leases	5,455	4,578	3,904	3,826	3,837	156,076	177,676
	$50,681	$42,425	$201,410	$37,576	$285,665	$537,232	$1,154,989

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2010.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2010 was used.

In addition to the contractual payment obligations shown in the table above, we have $8.3 million remaining as of December 31, 2010 related to the construction contract for the redevelopment of the Hilton Head, SC outlet center. The total cost of the project is expected to be approximately $43.0 million with a grand re-opening scheduled in April 2011. The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of this project. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings.

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
Our senior, unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants (1)	Required	Actual
Total consolidated debt to adjusted total assets	60%	42%
Total secured debt to adjusted total assets	40%	—%
Total unencumbered assets to unsecured debt	135%	238%

(1)	For a complete listing of all debt covenants related to our senior unsecured notes, as well as definitions of the above terms, refer to our applicable filings with the SEC.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2010 taxable income to shareholders, we were required to distribute approximately $39.6 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $68.1 million to shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2010 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$4.8	$24.8

Deer Park (1)	Deer Park, Long Island NY	2008	33.3%	683,033	$1.6	$269.3
(1) Includes a 29,253 square foot warehouse adjacent to the shopping center with a mortgage note of approximately $2.3 million.

Each of the above ventures contain make whole provisions in the event that demands are made on any existing guarantees and other provisions where a venture partner can force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In December 2009, the joint venture closed on a new interest-only mortgage loan totaling $25.3 million that matures in December 2012. The new loan refinances the original construction loan and bears interest based on the LIBOR index plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property as well a limited joint and several guarantee which in total is limited to interest costs plus 50% of the principal. The loan currently has a balance of $24.8 million.

Deer Park

In October 2003, we and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.

In May 2007, the joint venture closed on the project financing which is structured in two parts. The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners. These guarantees require the venture partners to cover any operating costs shortfalls, if any, including property taxes and interest costs but do not include any guarantee of loan principal. In addition, a completion guarantee remains in effect for the final construction phase of the center. The second is a $15.0 million mezzanine loan secured by the pledge of the partners' equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%. Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%. The loans had a combined balance $266.9 million as of December 31, 2010 and are scheduled to mature in May 2011 with a one year extension option at that date. The extension option is contingent upon the joint venture property meeting certain financial and operational levels and thresholds. Based on the current cash flows and occupancy rate, the joint venture would not qualify for the one-year extension option and is currently in negotiations with the lending institution to refinance the existing loan. If the joint venture is unable to extend or refinance the loan, each joint venture partner may be required to make a material capital contribution. If we were required to make a capital contribution, it would be funded by amounts available under our lines of credit.

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

In June 2008, we and our two other partners formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center's tenants. Each partner maintains a 33.3% ownership interest in this joint venture which acquired the warehouse for a purchase price of $3.3 million. The venture also closed on a construction loan of $2.3 million with a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011 with a one year extension option at that date. The extension option is contingent upon the joint venture property meeting certain financial and operational levels and thresholds. Based on the current cash flows and occupancy rate, the joint venture would not qualify for the one-year extension option and is currently in negotiations with the lending institution to refinance the existing loan. If the joint venture is unable to extend or refinance the loan, each joint venture partner may be required to make a material capital contribution.

The table above combines the operational and financial information of both Deer Park ventures. During 2008, we made additional capital contributions of $1.6 million to Deer Park joint ventures. Both of the other venture partners made equity contributions equal to ours. After making the above contribution, the total amount of equity contributed by each venture partner to the projects was approximately $4.8 million.

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

The following table details our share of the debt maturities of the unconsolidated joint ventures as of December 31, 2010 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Wisconsin Dells	$12,375	December 2012	LIBOR + 3.00%
Deer Park (1)	$89,761	May 2011	LIBOR + 1.375% to 3.50%
(1) The Deer Park mortgages have one-year extension options which are exercisable in May 2011, subject to certain qualifications. Based on the current cash flows and occupancy rate, the joint ventures would not qualify for the one-year extension option and are currently in negotiations with the lending institution to refinance the existing loans. If the joint ventures are unable to extend or refinance the loans, each joint venture partner may be required to make a material capital contribution.

Related Party Transactions

As noted above in “Off-Balance Sheet Arrangements”, we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. During 2008 we were also 50% owners of the Myrtle Beach Hwy 17 joint venture. These joint ventures pay us management, leasing and marketing fees, which we believe approximate current market rates, for services provided to the joint ventures. During 2010, 2009 and 2008, we recognized the following fees (in thousands):

	Year Ended December 31,
	2010	2009	2008
Fee:
Management and leasing	$1,927	$1,921	$1,576
Marketing	154	147	185
Total Fees	$2,081	$2,068	$1,761

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $9.4 million, $9.3 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 2 to the Consolidated Financial Statements, the Tanger Family Limited Partnership is the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett (the "Vernon Law Firm"), which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's new position, as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party. However, Mr. Vernon has neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.

Fees paid to the Vernon Law Firm were approximately $1.1 million, $851,000 and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, respectively, there were no amounts outstanding in accounts payable to the Vernon Law Firm.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include its accounts and its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements of the Operating Partnership include its accounts and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting.

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we perform an analysis of all of our real estate joint ventures to determine whether they qualify as variable interest entities, (“VIE”), and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. Our analysis includes our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. We consider various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decisions making process and to replace us as manager and or liquidate the venture, if applicable. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

Acquisition of Real Estate

We allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation and amortization expense may be significantly understated or overstated.

Cost Capitalization

We capitalize all incremental, direct fees and costs incurred to originate operating leases as deferred charges. We amortize these costs to expense over the estimated average minimum lease term of five years. We capitalize all costs incurred for the construction and development of properties, including interest costs, once the development becomes probable.

If we incorrectly estimate the amount of costs to capitalize, we could significantly overstate or understate our financial condition and results of operations.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2010.

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

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. Substantially all leases contain provisions which provide additional rents based on each tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time payment is receivable until the tenant vacates the space.

New Accounting Pronouncements

In December 2010, new accounting guidance was issued clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations.

SUPPLEMENTAL EARNINGS MEASURES

Funds from Operations

Funds from Operations represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.

FFO is intended to exclude historical cost depreciation of real estate as required by United States Generally Accepted Accounting Principles ("GAAP"), which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

FFO has significant limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	FFO does not reflect changes in, or cash requirements for, our working capital needs;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements;

•	FFO, which includes discontinued operations, may not be indicative of our ongoing operations; and

•	Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only supplementally.

Below is a reconciliation of net income to FFO for the years ended December 31, 2010, 2009 and 2008 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2010	2009	2008
Funds from Operations:
Net income (1)	$38,244	$67,495	$29,718
Adjusted for:
Depreciation and amortization attributable to discontinued operations	87	562	937
Depreciation and amortization uniquely significant to real estate - consolidated	77,526	79,446	61,028
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	5,146	4,859	3,165
Gain on fair value measurement of previously held interest in acquired joint venture	—	(31,497)	—
Funds from operations (1)	121,003	120,865	94,848
Preferred share dividends	(5,297)	(5,625)	(5,625)
Original issuance costs related to redeemed preferred shares	(2,539)	—	—
Allocation of FFO to participating securities	(932)	(1,282)	(1,157)
Funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$112,235	$113,958	$88,066
Weighted average common shares outstanding (2) (3)	92,523	84,157	74,575
Funds from operations per share	$1.21	$1.35	$1.18
Weighted average Operating Partnership units outstanding (2)	23,131	21,039	18,644
Funds from operations per unit	$4.85	$5.42	$4.72

(1)	The years ended December 31, 2010 and 2009 include gains on sales of outparcels of land of $161,000 and $3.3 million, respectively.

(2)	Includes the dilutive effect of options and exchangeable notes.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

Adjusted Funds from Operations

We present Adjusted Funds From Operations ("AFFO"), as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present AFFO because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use AFFO, or some form of AFFO, when certain material, unplanned transactions occur, as a factor in evaluating management's performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.

AFFO has limitations as an analytical tool. Some of these limitations are:

•	AFFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	AFFO does not reflect changes in, or cash requirements for, our working capital needs;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and AFFO does not reflect any cash requirements for such replacements;

•	AFFO does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate AFFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, AFFO should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using AFFO only supplementally.

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2010, 2009 and 2008 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2010	2009	2008
Adjusted Funds from Operations:
Funds from operations (1)	$121,003	$120,865	$94,848
Adjusted for non-core items:
Termination of derivatives	6,142	—	8,910
Impairment charges	846	5,200	—
(Gain) loss on early extinguishment of debt	563	(10,467)	406
Executive severance	—	10,296	—
Gain on sale of outparcel	(161)	(3,292)	—
Demolition costs of Hilton Head I, South Carolina	699	—	—
Abandoned due diligence costs	—	—	3,923
Adjusted funds from operations (AFFO)	129,092	122,602	108,087
Preferred share dividends	(5,297)	(5,625)	(5,625)
Allocation of AFFO to participating securities	(1,018)	(1,301)	(1,332)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$122,777	$115,676	$101,130
Weighted average common shares outstanding (2) (3)	92,523	84,157	74,575
Adjusted funds from operations per share	$1.33	$1.37	$1.36
Weighted average Operating Partnership units outstanding (2)	23,131	21,039	18,644
Adjusted funds from operations per unit	$5.31	$5.50	$5.42

(1)	The years ended December 31, 2010 and 2009 include gains on sales of outparcels of land of $161,000 and $3.3 million, respectively.

(2)	Includes the dilutive effect of options and exchangeable notes.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

In July 2010, Liz Claiborne announced their intention to transition out of their branded outlet stores. At that time, the Liz Claiborne brand occupied 22 stores with approximately 233,000 square feet, or 2.6% of our portfolio. The combined annualized base and percentage rental revenue from these stores represented less than 1.5% of our total base and percentage rental revenues. As of February 1, 2011, we have successfully retenanted approximately 188,000, or 81%, of the spaces vacated by the Liz Claiborne brand with brands such as Donna Karan, Talbots, Chico's, JoS. A Bank, American Eagle, Forever 21 and Ann Taylor/Loft.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2010, approximately 1.5 million square feet, or 16% , of our wholly-owned portfolio came up for renewal and 1.7 million square feet, or 18% of our wholly-owned portfolio, will come up for renewal in 2011. During 2010, we renewed 83% of the square feet that came up for renewal with the existing tenants at a 9% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 432,000 square feet at a 26% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8.4% of our square feet or 6.6% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2010 and 2009, respectively, occupancy at our wholly-owned centers was 98% and 96%.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In June 2010, we terminated our only two LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million, respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. The term loan was repaid with proceeds from our $300.0 million 6.125% unsecured bond offering. Since the debt underlying the interest rate swaps was retired, we terminated the related interest rate swap agreements. As of December 31, 2010, we were not a party to any interest rate protection agreements.

As of December 31, 2010, 22% of our outstanding debt had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $1.6 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term loan and unsecured lines of credit, at December 31, 2010 and 2009 was $770.1 million and $567.0 million, respectively, and its recorded value was $714.6 million and $584.6 million, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2010 and 2009 would result in a decrease in fair value of total debt by approximately $35.4 million and $17.1 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2010 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, and including those policies and procedures that:

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2010 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Operating Partnership's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Operating Partnership's board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership's management, with the participation of the Operating Partnership's Principal Executive Officer and Principal Financial Officer, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership's internal control over financial reporting, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and trustees of the Operating Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 was reported.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”.

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

The following table provides information as of December 31, 2010 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	120,200	$9.92	4,260,620
Equity compensation plans not approved by security holders	—	—	—
Total	120,200	$9.92	4,260,620

(1)    Excludes 410,000 notional units awarded under the 2010 Multi-Year Performance Plan.  The notional units will convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciate above a minimum level over a four year performance period ending December 31, 2013.  The maximum amount of restricted share awards to be issued under this plan is 1,230,000.
The following table provides information as of December 31, 2010 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	30,050	$39.66	1,065,155
Equity compensation plans not approved by security holders	—	$—	—
Total	30,050	$39.66	1,065,155

(1)    Excludes 410,000 notional units awarded under the 2010 Multi-Year Performance Plan.  The notional units will convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciate above a minimum level over a four year performance period ending December 31, 2013.  The Operating Partnership will issue one unit of partnership interest to the Company for every four restricted shares issued to employees. The maximum amount of restricted units to be issued under this plan is 307,500.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 13, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Documents filed as a part of this report:

Financial Statement Schedule

Schedule III
Real Estate and Accumulated Depreciation	F-47

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

3.1
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

4.1	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1A	Form of First Supplemental Indenture (to Senior Indenture). (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1B
Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 24, 1997.)

4.1C	Form of Third Supplemental Indenture (to Senior Indenture) dated February 15, 2001. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated February 16, 2001.)

4.1D
Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 5, 2005. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

4.1E
Form of Fifth Supplemental Indenture (to Senior Indenture) dated August 16, 2006. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

4.1F	Form of Sixth Supplemental Indenture (to Senior Indenture) dated July 2, 2009. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3 filed on July 2, 2009.)

4.1G
Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report of Form 8-K dated June 7, 2010.)

10.1 *
Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective December 29, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 2009.)

10.1A *
Amendment to the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, dated May 14, 2010. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.2 *	Form of Stock Option Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.3 *
Form of Unit Option Agreement between the Operating Partnership and certain employees. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.4 *
Amended and Restated Employment Agreement for Steven B. Tanger, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)

10.5 *
Amended and Restated Employment Agreement for Frank C. Marchisello, Jr., as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)

10.6 *
Amended and Restated Employment Agreement for Lisa J. Morrison, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 31, 2008.)

10.7 *
Amended and Restated Employment Agreement for Carrie A. Geldner, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended Decmeber 31, 2009.

10.8 *
Amended and Restated Employment Agreement for Kevin Dillon, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

10.9 *	Employment Agreement for Thomas E. McDonough (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on form 8-K dated August 23, 2010.)

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

10.15 *
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.16 *
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.16A *
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.17 *
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.18 *
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.19
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company's common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 30, 2005.)

10.20
Credit Agreement, dated as of November 29, 2010, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, successor by merger to Banc of America Securities LLC, and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, as Syndication Agent, and Branch Banking and Trust Company, SunTrust Bank and U.S. Bank National Association, as Documentation Agents. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated December 3, 2010.)

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Distributions

21.1	List of Subsidiaries of the Company and the Operating Partnership.

23.1	Consents of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc..

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

* Management contract or compensatory plan or arrangement.

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Steven B. Tanger
Steven B. Tanger
President and Chief Executive Officer

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Africk
Jack Africk	Interim, Non-Executive Chairman of the Board of Directors	February 25, 2011

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2011

/s/ William G. Benton
William G. Benton	Director	February 25, 2011

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Director	February 25, 2011

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 25, 2011

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 25, 2011

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 25, 2011

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	Tanger GP Trust, its sole general partner

By:	/s/ Steven B. Tanger
Steven B. Tanger
President and Chief Executive Officer

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello Jr.	Vice President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Jack Africk
Jack Africk	Trustee	February 25, 2011

/s/ William G. Benton
William G. Benton	Trustee	February 25, 2011

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Trustee	February 25, 2011

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 25, 2011

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 25, 2011

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting included under Item 9A(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries (the "Operating Partnership") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting included under Item 9A(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2011

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Rental property
Land	$141,577	$143,933
Buildings, improvements and fixtures	1,411,404	1,352,568
Construction in progress	23,233	11,369
	1,576,214	1,507,870
Accumulated depreciation	(453,145)	(412,530)
Rental property, net	1,123,069	1,095,340
Cash and cash equivalents	5,758	3,267
Rental property held for sale	723	—
Investments in unconsolidated joint ventures	6,386	9,054
Deferred charges, net	36,910	38,867
Other assets	44,088	32,333
Total assets	$1,216,934	$1,178,861
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,594 and $858, respectively)	$554,616	$256,352
Mortgage payable (net of discount of $0 and $241, respectively)	—	35,559
Unsecured term loan	—	235,000
Unsecured lines of credit	160,000	57,700
Total debt	714,616	584,611
Construction trade payables	31,831	14,194
Accounts payable and accrued expenses	31,594	31,916
Other liabilities	16,998	27,077
Total liabilities	795,039	657,798
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Preferred shares, 7.5% Class C, liquidation preference $25 per share, 8,000,000 authorized, 3,000,000 shares issued, 0 and 3,000,000 outstanding at December 31, 2010 and 2009, respectively	—	75,000
Common shares, $.01 par value, 150,000,000 authorized, 80,996,068 and 80,554,248 shares issued and outstanding at December 31, 2010 and 2009, respectively	810	806
Paid in capital	604,359	595,671
Distributions in excess of earnings	(240,024)	(202,997)
Accumulated other comprehensive income (loss)	1,784	(5,809)
Equity attributable to Tanger Factory Outlet Centers, Inc.	366,929	462,671
Equity attributable to noncontrolling interest in Operating Partnership	54,966	58,392
Total equity	421,895	521,063
Total liabilities and equity	$1,216,934	$1,178,861
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
REVENUES
Base rentals	$178,976	$174,046	$157,781
Percentage rentals	7,914	6,801	7,058
Expense reimbursements	80,627	78,500	71,723
Other income	8,786	11,248	7,231
Total revenues	276,303	270,595	243,793

EXPENSES
Property operating	93,345	88,135	81,376
General and administrative	24,553	32,581	22,261
Depreciation and amortization	78,039	79,939	61,392
Impairment charge	735	—	—
Total expenses	196,672	200,655	165,029
Operating income	79,631	69,940	78,764
Interest expense	(34,120)	(37,683)	(41,125)
Gain (loss) on early extinguishment of debt	(563)	10,467	—
Loss on termination of derivatives	(6,142)	—	(8,910)
Gain on fair value measurement of previously held interest in acquired joint venture	—	31,497	—
Income before equity in earnings (losses) of unconsolidated joint ventures and discontinued operations	38,806	74,221	28,729
Equity in earnings (losses) of unconsolidated joint ventures	(464)	(1,512)	852
Income from continuing operations	38,342	72,709	29,581
Discontinued operations	(98)	(5,214)	137
Net income	38,244	67,495	29,718
Noncontrolling interest in Operating Partnership	(3,995)	(9,476)	(3,932)
Net income available to Tanger Factory Outlet Centers, Inc.	$34,249	$58,019	$25,786

Basic earnings per common share:
Income from continuing operations	$0.32	$0.78	$0.31
Net income	0.32	0.72	0.31

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.78	$0.31
Net income	0.32	0.72	0.31

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Total equity
Balance, December 31, 2007	75,000	626	363,794	(174,523)	(6,301)	258,596	35,552	294,148
Comprehensive income:
Net income	—	—	—	25,786	—	25,786	3,932	29,718
Other comprehensive (loss)	—	—	—	—	(3,316)	(3,316)	(647)	(3,963)
Total comprehensive income	—	—	—	25,786	(3,316)	22,470	3,285	25,755
Compensation under Incentive Award Plan	—	—	5,391	—	—	5,391	—	5,391
Issuance of 296,520 common shares upon exercise of options	—	4	2,644	—	—	2,648	—	2,648
Grant of 380,000 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	(952)	—	—	(952)	952	—
Preferred dividends ($1.875 per share)	—	—	—	(5,625)	—	(5,625)	—	(5,625)
Common dividends ($0.75 per share)	—	—	—	(47,317)	—	(47,317)	—	(47,317)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,097)	(9,097)
Balance, December 31, 2008	75,000	634	370,873	(201,679)	(9,617)	235,211	30,692	265,903
Comprehensive income:
Net income	—	—	—	58,019	—	58,019	9,476	67,495
Other comprehensive income	—	—	—	—	3,808	3,808	677	4,485
Total comprehensive income	—	—	—	58,019	3,808	61,827	10,153	71,980
Compensation under Incentive Award Plan	—	—	11,798	—	—	11,798	—	11,798
Issuance of 184,170 common shares upon exercise of options	—	2	1,745	—	—	1,747	—	1,747
Grant of 400,200 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—
Issuance of 9,734,876 million common shares in connection with exchangeable debt retirement, net of reacquired equity	—	97	121,323	—	—	121,420	—	121,420
Issuance of 6,900,000 million common shares, net of issuance costs of $5.7 million	—	69	116,750	—	—	116,819	—	116,819
Adjustment for noncontrolling interest in Operating Partnership	—	—	(26,814)	—	—	(26,814)	26,814	—
Preferred dividends ($1.875 per share)	—	—	—	(5,625)	—	(5,625)	—	(5,625)
Common dividends ($0.7638 per share)	—	—	—	(53,712)	—	(53,712)	—	(53,712)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,267)	(9,267)
Balance, December 31, 2009	75,000	806	595,671	(202,997)	(5,809)	462,671	58,392	521,063
Comprehensive income:
Net income	—	—	—	34,249	—	34,249	3,995	38,244
Other comprehensive income	—	—	—	—	7,593	7,593	1,150	8,743
Total comprehensive income	—	—	—	34,249	7,593	41,842	5,145	46,987
Compensation under Incentive Award Plan	—	—	5,848	—	—	5,848	—	5,848
Issuance of 129,100 common shares upon exercise of options	—	—	1,107	—	—	1,107	—	1,107
Grant of 312,720 restricted shares	—	4	(4)	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	(802)	—	—	(802)	802	—
Preferred dividends ($2.073 per share)	—	—	—	(6,219)	—	(6,219)	—	(6,219)
Common dividends ($0.7725 per share)	—	—	—	(62,518)	—	(62,518)	—	(62,518)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,373)	(9,373)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Total equity
Redemption of 3.0 million preferred shares	(75,000)	—	2,539	(2,539)	—	(75,000)	—	(75,000)
Balance, December 31, 2010	—	810	604,359	(240,024)	1,784	366,929	54,966	421,895

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$38,244	$67,495	$29,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	78,126	80,501	62,383
Impairment charges (including discontinued operations)	846	5,200	—
Amortization of deferred financing costs	1,286	1,511	1,632
Equity in (earnings) losses of unconsolidated joint ventures	464	1,512	(852)
Distributions of cumulative earnings from unconsolidated joint ventures	653	660	3,540
Loss on termination of derivatives	6,142	—	8,910
Gain on fair value measurement of previously interest held in acquired joint venture	—	(31,497)	—
(Gain) loss on early extinguishment of exchangeable debt	563	(10,467)	—
Compensation expense related to share-based compensation	5,848	11,798	5,391
Amortization of debt premiums and discounts, net	(176)	895	1,510
Gain on sale of outparcels of land	(161)	(3,293)	—
Net accretion of market rent rate adjustment	(950)	(492)	(356)
Straight-line base rent adjustment	(2,676)	(2,242)	(3,195)
Changes in other asset and liabilities:
Other assets	(8,844)	1,609	(1,060)
Accounts payable and accrued expenses	(865)	4,107	(10,651)
Net cash provided by operating activities	118,500	127,297	96,970
INVESTING ACTIVITIES:
Additions of rental properties	(77,487)	(42,369)	(127,298)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	—	(31,086)	—
Additions to investments in unconsolidated joint ventures	—	(95)	(1,577)
Termination payments related to derivatives	(6,142)	—	—
Return of equity from unconsolidated joint ventures	897	—	—
Additions to deferred lease costs	(6,146)	(4,255)	(4,608)
Net proceeds from sales of real estate	2,025	1,577	—
Net cash used in investing activities	(86,853)	(76,228)	(133,483)
FINANCING ACTIVITIES:
Cash dividends paid	(68,737)	(59,337)	(52,942)
Distributions to noncontrolling interest in Operating Partnership	(9,373)	(9,267)	(9,097)
Proceeds from issuance of common shares	—	116,819	—
Payments to redeem preferred shares	(75,000)	—	—
Proceeds from borrowings and issuance of debt	903,030	232,100	759,645
Repayments of debt	(773,600)	(335,900)	(669,703)
Additions to deferred financing costs	(6,583)	(443)	(2,166)
Proceeds from tax increment financing	—	1,502	10,693
Proceeds from exercise of options	1,107	1,747	2,648
Net cash provided by (used in) financing activities	(29,156)	(52,779)	39,078
Net increase (decrease) in cash and cash equivalents	2,491	(1,710)	2,565
Cash and cash equivalents, beginning of year	3,267	4,977	2,412
Cash and cash equivalents, end of year	$5,758	$3,267	$4,977
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Rental property
Land	$141,577	$143,933
Buildings, improvements and fixtures	1,411,404	1,352,568
Construction in progress	23,233	11,369
	1,576,214	1,507,870
Accumulated depreciation	(453,145)	(412,530)
Rental property, net	1,123,069	1,095,340
Cash and cash equivalents	5,671	3,214
Rental property held for sale	723	—
Investments in unconsolidated joint ventures	6,386	9,054
Deferred charges, net	36,910	38,867
Other assets	43,717	32,025
Total assets	$1,216,476	$1,178,500
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,594 and $858, respectively)	$554,616	$256,352
Mortgage payable (net of discount of $0 and $241, respectively)	—	35,559
Unsecured term loan	—	235,000
Unsecured lines of credit	160,000	57,700
Total debt	714,616	584,611
Construction trade payables	31,831	14,194
Accounts payable and accrued expenses	31,136	31,555
Other liabilities	16,998	27,077
Total liabilities	794,581	657,437
Commitments and contingencies
Partners' Equity
General partner	5,221	5,633
Limited partners	414,926	522,425
Accumulated other comprehensive income (loss)	1,748	(6,995)
Total partners' equity	421,895	521,063
Total liabilities and partners' equity	$1,216,476	$1,178,500

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2010	2009	2008
REVENUES
Base rentals	$178,976	$174,046	$157,781
Percentage rentals	7,914	6,801	7,058
Expense reimbursements	80,627	78,500	71,723
Other income	8,786	11,248	7,231
Total revenues	276,303	270,595	243,793

EXPENSES
Property operating	93,345	88,135	81,376
General and administrative	24,553	32,581	22,261
Depreciation and amortization	78,039	79,939	61,392
Impairment charge	735	—	—
Total expenses	196,672	200,655	165,029
Operating income	79,631	69,940	78,764
Interest expense	(34,120)	(37,683)	(41,125)
Gain (loss) on early extinguishment of debt	(563)	10,467	—
Loss on termination of derivatives	(6,142)	—	(8,910)
Gain on fair value measurement of previously held interest in acquired joint venture	—	31,497	—
Income before equity in earnings (losses) of unconsolidated joint ventures and discontinued operations	38,806	74,221	28,729
Equity in earnings (losses) of unconsolidated joint ventures	(464)	(1,512)	852
Income from continuing operations	38,342	72,709	29,581
Discontinued operations	(98)	(5,214)	137
Net income	38,244	67,495	29,718
Net income available to limited partners	37,932	66,970	29,523
Net income available to general partner	$312	$525	$195

Basic earnings per common unit:
Income from continuing operations	$1.29	$3.16	$1.25
Net income	1.29	2.91	1.26

Diluted earnings per common unit:
Income from continuing operations	$1.29	$3.15	$1.25
Net income	1.29	2.91	1.25

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity
Balance, December 31, 2007	$(4)	$301,669	$(7,517)	$294,148
Comprehensive income:
Net income	195	29,523	—	29,718
Other comprehensive (loss)	—	—	(3,963)	(3,963)
Total comprehensive income	195	29,523	(3,963)	25,755
Compensation under Incentive Award Plan	—	5,391	—	5,391
Issuance of 74,130 common units upon exercise of options	—	2,648	—	2,648
Grant of 95,000 restricted units, net of forfeitures	—	—	—	—
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)
Common distributions ($3.00 per common unit)	(450)	(55,964)	—	(56,414)
Balance, December 31, 2008	(259)	277,642	(11,480)	265,903
Comprehensive income:
Net income	525	66,970	—	67,495
Other comprehensive income	—	—	4,485	4,485
Total comprehensive income	525	66,970	4,485	71,980
Compensation under Incentive Award Plan	—	11,798	—	11,798
Issuance of 46,042 common shares upon exercise of options	—	1,747	—	1,747
Grant of 100,050 restricted units, net of forfeitures	—	—	—	—
Issuance of 2,433,719 common units in connection with exchangeable debt retirement, net of reacquired equity	—	121,420	—	121,420
Issuance of 1,725,000 common units, net of issuance costs of $5.7 million	5,892	110,927	—	116,819
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)
Common distributions ($3.06 per common unit)	(525)	(62,454)	—	(62,979)
Balance, December 31, 2009	5,633	522,425	(6,995)	521,063
Comprehensive income:
Net income	312	37,932	—	38,244
Other comprehensive income	—	—	8,743	8,743
Total comprehensive income	312	37,932	8,743	46,987
Compensation under Incentive Award Plan	—	5,848	—	5,848
Issuance of 32,275 common units upon exercise of options	—	1,107	—	1,107
Grant of 78,180 restricted units	—	—	—	—
Preferred distributions ($2.073 per preferred unit)	—	(6,219)	—	(6,219)
Common distributions ($3.09 per common unit)	(724)	(71,167)	—	(71,891)
Redemption of 3,000,000 preferred units	—	(75,000)	—	(75,000)
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$38,244	$67,495	$29,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	78,126	80,501	62,383
Impairment charges (including discontinued operations)	846	5,200	—
Amortization of deferred financing costs	1,286	1,511	1,632
Equity in (earnings) losses of unconsolidated joint ventures	464	1,512	(852)
Distributions of cumulative earnings from unconsolidated joint ventures	653	660	3,540
Loss on termination of derivatives	6,142	—	8,910
Gain on fair value measurement of previously interest held in acquired joint venture	—	(31,497)	—
(Gain) loss on early extinguishment of exchangeable debt	563	(10,467)	—
Compensation expense related to equity-based compensation	5,848	11,798	5,391
Amortization of debt premiums and discounts, net	(176)	895	1,510
Gain on sale of outparcels of land	(161)	(3,293)	—
Net accretion of market rent rate adjustment	(950)	(492)	(356)
Straight-line base rent adjustment	(2,676)	(2,242)	(3,195)
Increases (decreases) due to changes in:
Other assets	(8,781)	1,656	(1,082)
Accounts payable and accrued expenses	(962)	4,032	(10,635)
Net cash provided by operating activities	118,466	127,269	96,964
INVESTING ACTIVITIES:
Additions of rental properties	(77,487)	(42,369)	(127,298)
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	—	(31,086)	—
Additions to investments in unconsolidated joint ventures	—	(95)	(1,577)
Termination payments related to derivatives	(6,142)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	897	—	—
Additions to deferred lease costs	(6,146)	(4,255)	(4,608)
Net proceeds from sales of real estate	2,025	1,577	—
Net cash used in investing activities	(86,853)	(76,228)	(133,483)
FINANCING ACTIVITIES:
Cash distributions paid	(78,110)	(68,604)	(62,039)
Contributions from partners	—	116,819	—
Payment to redeem preferred units	(75,000)	—	—
Proceeds from borrowings and issuance of debt	903,030	232,100	759,645
Repayments of debt	(773,600)	(335,900)	(669,703)
Additions to deferred financing costs	(6,583)	(443)	(2,166)
Proceeds from tax increment financing	—	1,502	10,693
Proceeds from exercise of options	1,107	1,747	2,648
Net cash provided by (used in) financing activities	(29,156)	(52,779)	39,078
Net increase (decrease) in cash and cash equivalents	2,457	(1,738)	2,559
Cash and cash equivalents, beginning of year	3,214	4,952	2,393
Cash and cash equivalents, end of year	$5,671	$3,214	$4,952
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2010, we owned and operated 31 outlet centers, with a total gross leasable area of approximately 9.2 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 98% occupied and contained over 2,000 stores, representing approximately 360 store brands. Also, we operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.

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

As of December 31, 2010, our wholly-owned subsidiaries owned 20,249,017 units of the Operating Partnership and the Tanger Family Limited Partnership owned the remaining 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for four of our common shares, subject to certain limitations to preserve our status as a REIT.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include its accounts and its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements of the Operating Partnership include its accounts and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures that represent non-controlling ownership interests are accounted for using the equity method of accounting.

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we performed an analysis of all of our real estate joint ventures to determine whether they would qualify as variable interest entities ("VIE"), and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. As a result of our qualitative assessment, we concluded that Deer Park is a VIE and Wisconsin Dells is not a VIE. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk.

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

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of December 31, 2010 was approximately $1.6 million. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Deer Park. Our maximum exposure consists of the following components: our investment, our completion guarantee which is currently estimated to be up to $15.0 million and our other operating performance guarantees.

Share Split - The Company's Board of Directors declared a 2 for 1 split of the Company's common shares on January 13, 2011, effected in the form of a share dividend, payable on January 24, 2011. The Company retained the current par value of $.01 per share for all common shares. All references to the number of shares outstanding, per share amounts and share option data of the Company's common shares have been restated to reflect the effect of the split for all periods presented. Shareholders' equity reflects the split by reclassifying from additional paid in capital to common shares an amount equal to the par value of the additional shares arising from the split. While the number of Operating Partnership units did not change as a result of the split, each Tanger Family Limited Partnership unit is now exchangeable for four of the Company's common shares. Previously, the exchange ratio was one unit for two common shares.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interest in Operating Partnership” reflects the Tanger Family Limited Partnership's percentage ownership of the Operating Partnership's units. Income is allocated to the Tanger Family Limited Partnership based on its respective ownership interest.

Related Parties - The Tanger Family Limited Partnership, see “Noncontrolling interests”, is a related party which holds a limited partnership interest in the Operating Partnership and is reflected in the Company's consolidated financial statements as the noncontrolling interest in the Operating Partnership. See Note 24 for further discussion of the relationship and transactions between the Tanger Family Limited Partnership and the Company and Operating Partnership.

The nature of our relationships and the related party transactions for our unconsolidated joint ventures are also discussed in Note 4.

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

Operating Segments - We aggregate the financial information of all outlet centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2010, 2009 and 2008 amounted to approximately $1.5 million, $300,000 and $1.7 million, respectively, and internal development costs capitalized amounted to $1.5 million, $1.5 million and $1.8 million, respectively. Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2010, 2009 and 2008 was $64.5 million, $64.5 million and $49.0 million, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2010 and 2009, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $550,000 and $750,000, respectively.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the average minimum lease term of 5 years. Deferred lease costs capitalized, including internal lease costs and amounts paid to third-party brokers, during 2010, 2009 and 2008 were approximately $6.1 million, $4.3 million and $4.6 million, respectively. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions. See “Rental Property” above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized impairment losses of $846,000 and $5.2 million during the years ended December 31, 2010 and 2009, respectively. We believe there are no unrecorded impairment losses as of December 31, 2010.

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

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2010, we do not believe that any of our equity investments were impaired.

Derivatives - We selectively enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2007 - 2010 remain open to examination by the major tax jurisdictions to which we are subject.

In November 2005, we issued 7.5% Class C Cumulative Preferred Shares (liquidation preference $25.00 per share). In 2009, we paid a cash dividend of $1.88 per share, of which $1.85 was treated as ordinary income and $.03 of which was treated as a capital gain distribution. We paid preferred cash dividends per share of $2.07 and $1.88 in 2010 and 2008, respectively, all of which were treated as ordinary income. In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The initial redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share were taxable as follows:

Common dividends per share:	2010	2009	2008
Ordinary income	$0.5361	$0.7150	$0.5500
Capital gain	$—	$0.0150	$—
Return of capital	$0.2364	$0.0350	$0.2000
	$0.7725	$0.7650	$0.7500

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income available to the Company's shareholders	$34,249	$58,019	$25,786
Preferred share dividends paid	(6,219)	(5,625)	(5,625)
Book/tax difference on:
Depreciation and amortization	23,469	27,920	15,643
Loss on sale or disposal of real estate	(6,706)	(2,449)	(1,181)
Equity in earnings (losses) from unconsolidated
joint ventures	1,326	919	(8,000)
Share-based payment compensation	(3,154)	(1,919)	(3,016)
Gain on acquisition	—	(26,946)	—
Gain on exchange of convertible notes	—	(10,285)	—
Other differences	(5,169)	3,191	(5,375)
Taxable income available to common sharesholders	$37,796	$42,825	$18,232

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $16.7 million and $14.3 million as of December 31, 2010 and 2009, respectively. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that we partially own through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2010, 2009 or 2008.

The Riverhead, New York center is the only property that comprises more than 10% of our consolidated gross revenues. The Riverhead center, originally constructed in 1994, represented approximately 12% of our consolidated total revenues for the year ended December 31, 2010. The Riverhead center contained 729,475 square feet as of December 31, 2010. No property comprises more than 10% of our consolidated total assets.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2010, 2009 and 2008 amounted to $31.8 million, $14.2 million and $12.0 million, respectively. Interest paid, net of interest capitalized, in 2010, 2009 and 2008 was $37.6 million, $36.0 million and $40.5 million, respectively. Interest paid for 2008 includes a prepayment premium for the early extinguishment of debt of approximately $406,000.

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

We also completed a non-cash exchange offer, as described in Note 9, which resulted in the retirement of $142.3 million in principal amount of exchangeable notes which had a carrying value of $135.3 million. These notes were retired concurrent with the issuance of approximately 9.7 million common shares.

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

Accounting for Equity-Based Compensation - We may issue non-qualified options and other equity-based awards under the Amended and Restated Incentive Award Plan, or the Incentive Award Plan. We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance.

New Accounting Pronouncements - In December 2010, new accounting guidance was issued clarifying that the disclosure of supplementary proforma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also improves the usefulness of the supplementary proforma information by requiring a description of the nature and amount of material, non-recurring proforma adjustments that are directly attributable to the business combinations.

3.	Development of Rental Properties

New Development: Mebane, North Carolina

In November 2010, we opened our newest Tanger outlet center in Mebane, North Carolina 100% occupied.  The new center contains approximately 319,000 square feet and approximately 80 outlet tenants. The total cost for the center was approximately $64.9 million.

Redevelopment: Hilton Head I, South Carolina

During 2010, we began execution of a redevelopment plan for our Hilton Head I, South Carolina center. The plan included a complete demolition of the existing 162,000 square foot center originally acquired in 2003. The center, which is scheduled to re-open the first weekend of April 2011, will contain approximately 176,000 square feet as well as four outparcel pads. The total incremental cost for the redeveloped center is expected to be approximately $43.0 million.

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

In 2005, we sold our outlet center located in Seymour, Indiana but retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs. See Note 11, Fair Value Measurements, for further discussion. Two of the outparcels were sold during the first half of 2010 for net proceeds of approximately $200,000. We continue to actively market the remaining parcels.

In May 2010, our Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheet as of December 31, 2010, was sold at the end of January 2011. During the third quarter of 2010, we recorded a non-cash impairment charge of approximately $111,000 to lower the basis of the center to its approximate fair value based on the actual sales contracts related the center. In the second quarter 2009, we recorded a $5.2 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its fair value at that time. We determined the fair value in 2009 using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets.

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

We originally recorded in other liabilities on our consolidated balance sheet approximately $17.9 million which represents the funds that we have received and expect to receive from the bonds.  Associated with this liability is a discount of $5.7 million representing the difference between the amount received and the total amount of the bonds issued.  The principal amount of bonds issued totaled $23.6 million, mature in July 2035 and bear interest at an effective rate of 7.81% and a stated rate of 5.45%.  For the year ended December 31, 2010, approximately $1.2 million of interest expense related to this bond is included in the consolidated statement of operations.  As of December 31, 2010 the bonds had a net carrying amount of $15.3 million. As discussed in Note 6, a portion of the bonds totaling $2.6 million was assumed by the buyer in an outparcel sale transaction in August 2009. Estimated principal reductions in aggregate over the next 5 years are expected to be $1.0 million.

Change in Accounting Estimate

During 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on the redevelopment timeline, we intended to demolish the existing buildings during the second quarter of 2010. Therefore, we changed the estimated useful lives of the depreciable assets to end at the date the center was expected to be vacant in preparation for demolition. As a result of this change in useful lives, additional depreciation and amortization of approximately $9.0 million and $6.3 million was recognized during the 2010 and 2009 period, respectively.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $.10 and $.08 per share for the years ended December 31, 2010 and 2009, respectively. Once the demolition was completed during the second quarter of 2010, the fully depreciated assets were written-off.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2010 and 2009 aggregated $6.4 million and $9.1 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2010, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Opening Date	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, Wisconsin	2006	50%	265,061	$4.8	$24.8

Deer Park (1)	Deer Park, Long Island NY	2008	33.3%	683,033	$1.6	$269.3
(1) Includes a 29,253 square foot warehouse adjacent to the shopping center with a mortgage note of approximately $2.3 million.

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells, Deer Park and Myrtle Beach Hwy 17 (2008 only)(in thousands):

	Year Ended December 31,
	2010	2009	2008
Fee:
Management and leasing	$1,927	$1,921	$1,576
Marketing	154	147	185
Total Fees	$2,081	$2,068	$1,761

Our investments in real estate joint ventures are reduced by 50% of the profits earned for leasing services to Wisconsin Dells and 33.3% of the profits earned for leasing services provided to Deer Park. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.

Deer Park

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York.

In May 2007, the joint venture closed on the project financing which is structured in two parts. The first is a $269.0 million loan collateralized by the property as well as limited joint and several guarantees by all three venture partners. These guarantees require the venture partners to cover any operating costs shortfalls, if any, including property taxes and interest costs but do not include any guarantee of loan principal. In addition, a completion guarantee remains in effect for the final construction phase of the center. The second is a $15.0 million mezzanine loan secured by the pledge of the partners' equity interests. The weighted average interest rate on the financing is one month LIBOR plus 1.49%. Over the life of the loans, if certain criteria are met, the weighted average interest rate can decrease to one month LIBOR plus 1.23%. The loans had a combined balance $266.9 million as of December 31, 2010 and are scheduled to mature in May 2011 with a one year extension option at that date. The extension option is contingent upon the joint venture property meeting certain financial and operational levels and thresholds. Based on the current cash flows and occupancy rate, the joint venture would not qualify for the one-year extension option and is currently in negotiations with the lending institution to refinance the existing loan. If the joint venture is unable to extend or refinance the loan, each joint venture partner may be required to make a material capital contribution.

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

In June 2008, we, and our two other partners formed a separate joint venture to acquire a 29,000 square foot warehouse adjacent to the shopping center to support the operations of the shopping center's tenants. Each partner maintains a 33.3% ownership interest in this joint venture which acquired the warehouse for a purchase price of $3.3 million. The venture also obtained $2.3 million in financing at a variable interest rate of LIBOR plus 1.85% and a maturity of May 2011 with a one year extension option at that date. The extension option is contingent upon the joint venture property meeting certain financial and operational levels and thresholds. Based on the current cash flows and occupancy rate, the joint venture would not qualify for the one-year extension option and is currently in negotiations with the lending institution to refinance the existing loan. If the joint venture is unable to extend or refinance the loan, each joint venture partner may be required to make a material capital contribution.

During 2008, we made additional capital contributions of $1.6 million to the Deer Park joint venture. Both of the other venture partners made equity contributions equal to ours. After making the above contribution, the total amount of equity contributed by each venture partner to the projects was approximately $4.8 million.

Wisconsin Dells

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In December 2009, the joint venture closed on a new interest-only mortgage loan totaling $25.3 million that matures in December 2012. The new loan refinances the original construction loan and bears interest based on the LIBOR index plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property as well a limited joint and several guarantee which in total is limited to interest costs plus 50% of the principal. The loan currently has a balance of $24.8 million.

Myrtle Beach Hwy 17

On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million. The acquisition was funded by amounts available under our unsecured lines of credit.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets- Unconsolidated Joint Ventures
	2010	2009
Assets
Investment properties at cost, net	$283,902	$294,857
Cash and cash equivalents	13,838	8,070
Deferred charges, net	3,990	5,450
Other assets	6,291	5,610
Total assets	$308,021	$313,987

Liabilities and Owners' Equity
Mortgage payable	$294,034	$292,468
Construction trade payables	341	3,647
Accounts payable and other liabilities	4,810	3,826
Total liabilities	299,185	299,941
Owners' equity	8,836	14,046
Total liabilities and owners' equity	$308,021	$313,987

Summary Statements of Operations- Unconsolidated Joint Ventures:
	2010	2009	2008
Revenues	$37,858	$35,481	$25,943

Expenses:
Property operating	18,172	16,643	12,329
General and administrative	455	861	591
Depreciation and amortization	14,245	13,419	7,013
	32,872	30,923	19,933
Operating income	4,986	4,558	6,010
Interest expense	6,947	9,913	6,006
Net income (loss)	$(1,961)	$(5,355)	$4

The Company and Operating Partnership's share of:
Net income (loss)	$(464)	$(1,512)	$852
Depreciation (real estate related)	$(5,146)	$4,859	$3,165

5.    Acquisition of Rental Property

On January 1, 2009, new accounting guidance became effective for business combinations. On January 5, 2009, we purchased the remaining 50% interest in the Myrtle Beach Hwy 17 joint venture for a cash price of $32.0 million and the assumption of the existing mortgage loan of $35.8 million. The acquisition was funded by amounts available under our unsecured lines of credit. We had owned a 50% interest in the Myrtle Beach Hwy 17 joint venture since its formation in 2001 and accounted for it under the equity method. The joint venture is now 100% owned by us and has been consolidated since January 2009.

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

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed as of January 5, 2009, the date of acquisition and the weighted average amortization period by major intangible asset class (in thousands):

		Weighted
		amortization
	Value	period
Buildings, improvements and fixtures	$81,182
Deferred lease costs and other intangibles
Below market lease value	(2,358)	5.8
Below market land lease value	4,807	56.0
Lease in place value	7,998	4.4
Tenant relationships	7,274	8.8
Present value of lease & legal costs	1,145	4.9
Total deferred lease costs and other intangibles	18,866
Subtotal	100,048
Debt discount	1,467
Fair value of interest rate swap assumed	(1,715)
Fari value of identifiable assets and liabilities assumed, net	(43)
Net assets acquired	$99,757

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

6.    Disposition of Properties and Properties Held for Sale

2010 Transactions

In May 2010, the Company's Board of Directors approved a plan for our management to sell our Commerce I, Georgia center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheet as of December 31, 2010, was sold at the end of January 2011. During the third quarter of 2010, we recorded an impairment charge of approximately $111,000 to lower the basis of the center to its approximate fair value which was based on the actual sales contracts related to the center. In the second quarter of 2009, we recorded an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

Below is a summary of the results of operations of the disposed property as presented in discontinued operations for the respective periods (in thousands):

Summary Statements of Operations - Disposed Property:	2010	2009	2008
Revenues:
Base rentals	$313	$871	$1,287
Expense reimbursements	57	189	281
Other income	18	30	30
Total revenues	388	1,090	1,598
Expenses:
Property operating	284	539	521
General and Administrative	4	3	3
Depreciation and amortization	87	562	937
Impairment charges	111	5,200	—
Total expenses	486	6,304	1,461
Discontinued operations	$(98)	$(5,214)	$137

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative sales value method. Below is a summary of outparcel sales that we completed during the years ended December 31, 2010, 2009 and 2008, respectively (in thousands, except number of outparcels):

	2010	2009	2008
Number of outparcels	3	1	—
Net proceeds	$602	$1,577	—
Gain on sales of outparcels included in other income	$161	$3,293	—

7.    Deferred Charges

Deferred charges as of December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Deferred lease costs	$40,611	$36,123
Net above and below market leases	(6,796)	(7,951)
Other intangibles	74,372	80,787
Deferred financing costs	10,088	5,208
	118,275	114,167
Accumulated amortization	(81,365)	(75,300)
	$36,910	$38,867

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2010, 2009 and 2008 was $12.3 million, $14.6 million and $11.8 million, respectively. Amortization of deferred financing costs included in interest expense for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.5 million and $1.6 million, respectively.

Estimated aggregate amortization expense of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2011	$5,548
2012	3,693
2013	2,213
2014	1,582
2015	1,141
Total	$14,177

8.    Debt of the Company

All of the Company's debt is held directly by the Operating Partnership.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $400.0 million. As of December 31, 2010, the Operating Partnership had $160.0 million outstanding in total on these lines. The Company also guarantees the Operating Partnership's obligations with respect to its $7.2 million of outstanding senior exchangeable notes due in 2026. However, August 18, 2011 is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

9.    Debt of the Operating Partnership

Debt as of December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Senior, unsecured notes:
6.15% Senior notes, maturing November 2015, net of discount of $510 and $598, respectively	$249,490	$249,402
3.75% Senior exchangeable notes, maturing August 2026, net of discount of $103 and $260, respectively	7,107	6,950
6.125% Senior notes, maturing in June 2020, net of discount of $1,981 and $0, respectively	298,019	—
Unsecured term loan, LIBOR + 1.60% (1)	—	235,000
Unsecured lines of credit with a weighted average interest rates of 2.16% and 0.98%, respectively (2)	160,000	57,700
Mortgage payable, LIBOR + 1.40 maturing April 2010, including net premium of $0 and $241, respectively (3)	—	35,559
	$714,616	$584,611

(1)	The effective rate on this facility due to interest rate swap agreements was 5.25%. The facility was repaid and terminated in June 2010.

(2)
Our unsecured lines of credit as of December 31, 2010 bear interest at a rate of LIBOR +1.90% and expire in November 2013. These lines require a facility fee payment of .40% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

(3)	Because this mortgage debt was assumed as part of an acquisition, the debt was recorded at its fair value and carried an effective interest rate of 5.34%.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2010 we were in compliance with all of our debt covenants.

2010 Transactions

$300.0 million senior notes

In June 2010, the Operating Partnership completed a public offering of $300.0 million of 6.125% senior notes due 2020 (the "2020 Notes"). The 2020 Notes pay interest semi-annually and were priced at 99.310% of the principal amount to yield 6.219% to maturity.

Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the 2020 Notes to (i) repay our $235 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan, (iii) repay borrowings under our unsecured lines of credit and (iv) for general working capital purposes.

No prepayment or early termination penalty was paid as a result of the repayment of the term loan; however, unamortized loan origination costs of approximately $563,000 were written-off during the second quarter of 2010.

$400.0 million unsecured lines of credit

In November 2010, the Operating Partnership entered into a $385.0 million syndicated unsecured revolving line of credit (the "Syndicated Line"). In addition to the Syndicated Line, the Operating Partnership simultaneously entered into a $15.0 million cash management line of credit with Bank of America, N.A. (the "Cash Management Line"), providing total revolving line capacity of $400.0 million. The Cash Management Line's terms are substantially the same as the Syndicated Line, including maturity date.
The Syndicated Line replaces our previous $325.0 million in bilateral lines of credit that were scheduled to mature between June and August 2011. The Syndicated Line, together with the Cash Management Line, represents an increase in line capacity of more than 20%. Through an accordion feature, the maximum borrowing capacity on the Syndicated Line may be increased to up to $500.0 million under certain circumstances. The maturity date of the new lines is November 29, 2013, and we have an option to extend the lines for one year. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a spread over LIBOR of 1.90% and require the payment of an annual facility fee of 0.40% on the total committed amount.
2009 Transactions

In May 2009, exchangeable notes of the Operating Partnership in the principal amount of $142.3 million were exchanged for common shares of the Company, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer. In the aggregate, the exchange offer resulted in the issuance of 9,734,876 common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares. Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding. In connection with the exchange offering, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million. A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

In July 2009, Wells Fargo Bank increased the size of its unsecured line of credit from $100.0 million to $125.0 million allowing us to continue to maintain $325.0 million in unsecured lines of credit simultaneous with the natural expiration of our $25.0 million unsecured line of credit with Wachovia Bank.

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$7,210
2012	—
2013	160,000
2014	—
2015	250,000
Thereafter	300,000
Subtotal	717,210
Discounts	(2,594)
Total	$714,616

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

In conjunction with the closing of the unsecured term loan facility discussed above, we settled two interest rate lock protection agreements which were intended to fix the US Treasury index at an average rate of 4.62% for an aggregate amount of $200.0 million of new debt for 10 years from July 2008. We originally entered into these agreements in 2005 in anticipation of executing a public debt offering during 2008 that would be based on the 10 year US Treasury rate. Upon the closing of the LIBOR based unsecured term loan facility, we determined that we were unlikely to execute a US Treasury based debt offering. The settlement of the interest rate lock protection agreements, at a total cost of $8.9 million, was reflected as a loss on termination of derivatives in our consolidated statements of operations.

In July 2008 and September 2008, we entered into LIBOR based interest rate swap agreements with Wells Fargo Bank, N.A. and BB&T for notional amounts of $118.0 million and $117.0 million respectively. The purpose of these swaps was to fix the interest rate on the $235.0 million outstanding under the term loan facility completed in June 2008. The swaps fixed the one month LIBOR rate at 3.605% and 3.70%, respectively. When combined with the current spread of 160 basis points, which can vary based on changes in our debt ratings, these swap agreements fixed our interest rate on the $235.0 million of variable rate debt at 5.25% until April 1, 2011. In the second quarter of 2010 we paid $6.1 million to terminate the two interest rate swaps because the underlying debt for the derivative transaction was repaid with a portion of the proceeds from the $300.0 million bond offering. The payment was reflected as a loss on termination of derivatives in our consolidated statements of operations.

The table below presents the fair value of our derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, respectively (in millions):

		Liability Derivatives
		As of		As of
		December 31, 2010		December 31, 2009
	Notional amounts	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Interest rate swap agreements	$235.0	Other liabilities	$—	Other liabilities	$9.1

Derivatives not designated as hedging instruments(1)
Interest rate swap agreement	35.0	Other liabilities	—	N/A	0.4
Total derivatives	$270.0		$—		$9.5

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

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of December 31, 2010 of $1.8 million which will amortize into the statement of operations through October 2015.

11.    Fair Value Measurements

This note contains required fair value disclosures for certain assets and liabilities measured at fair value on a recurring and non-recurring basis.

We are exposed to various market risks, including changes in interest rates. We periodically enter into certain interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 10. These instruments are required to be measured at fair value on a recurring basis.

In addition, rental property is considered a nonfinancial asset and the testing of it for impairment is considered nonrecurring in nature. Effective January 1, 2009, the definition of fair value in the context of an impairment evaluation became the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in millions)
As of December 31, 2010	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Derivative financial instruments (1)	—	$—	—

(1) We were not a party to any derivative financial instruments as of December 31, 2010.

	Fair Value Measurements at Reporting Date Using (in millions)
As of December 31, 2009	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Derivative financial instruments (2)	—	$9.5	—

(2) Included in "Other liabilities" in the accompanying consolidated balance sheets.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2010 and 2009 was $770.1 million and $567.0 million, respectively, and its recorded value was $714.6 million and $584.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

12.    Shareholders' Equity of the Company

2010 Transactions

In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The initial redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.

2009 Transactions

In May 2009, exchangeable notes of the Operating Partnership, originally issued in August 2006, in the principal amount of $142.3 million were exchanged for common shares of the Company, representing approximately 95.2% of the total exchangeable notes outstanding prior to the exchange offer.  In the aggregate, the exchange offer resulted in the issuance of 9,734,876 common shares and the payment of approximately $1.2 million in cash for accrued and unpaid interest and in lieu of fractional shares.  Following settlement of the exchange offer, exchangeable notes in the principal amount of approximately $7.2 million remained outstanding.  In connection with the exchange offer, we recognized in income from continuing operations and net income a gain on early extinguishment of debt in the amount of $10.5 million.  A portion of the debt discount recorded amounting to approximately $7.0 million was written-off as part of the transaction.

In August 2009, the Company completed a common share offering of 6,900,000 shares at a price of $17.75 per share, with net proceeds of approximately $116.8 million.  We used the net proceeds to repay borrowings under our unsecured lines of credit and for general corporate purposes.

Each unit held by the Noncontrolling Interest in the Operating Partnership is exchangeable for four of the Company's common shares, subject to certain limitations to preserve our status as a REIT. Accordingly, 12,133,220 common shares are reserved for the potential exchange of Operating Partnership units.

13.    Partners' Equity of the Operating Partnership

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a four shares for one unit basis. At December 31, 2010 and December 31, 2009, the ownership interests of the Operating Partnership consisted of the following:

	December 31, 2010	December 31, 2009
Preferred units:
Limited partner	—	3,000,000

Common units:
General partner	237,000	237,000
Limited partners	23,045,322	22,934,867
Total common units	23,282,322	23,171,867

14.    Executive Severance

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $ 3.4 million.  Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 432,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations. Mr. Tanger continued to serve as a member of the Company's Board of Directors until his passing on October 23, 2010.

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts). Note that per share amounts have been restated to reflect a two-for-one split of the Company's common shares in January 2011.

	2010	2009	2008
NUMERATOR
Income from continuing operations attributable to the Company	$34,334	$62,445	$25,671
Applicable preferred share dividends	(5,297)	(5,625)	(5,625)
Original issuance costs related to redeemed preferred shares	(2,539)	—	—
Allocation of earnings to participating securities	(598)	(741)	(724)
Income from continuing operations available to common shareholders of the Company	25,900	56,079	19,322
Discontinued operations attributable to participating securities	—	40	—
Discontinued operations attributable to the Company	(85)	(4,426)	115
Net income available to common shareholders of the Company	$25,815	$51,693	$19,437
DENOMINATOR
Basic weighted average common shares	80,187	71,832	62,169
Effect of exchangeable notes	112	37	—
Effect of outstanding options	91	155	273
Diluted weighted average common shares	80,390	72,024	62,442

Basic earnings per common share:
Income from continuing operations	$0.32	$0.78	$0.31
Discontinued operations	—	(0.06)	—
Net income	$0.32	$0.72	$0.31

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.78	$0.31
Discontinued operations	—	(0.06)	—
Net income	$0.32	$0.72	$0.31

The exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.87 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. No options were excluded from the 2010, 2009 or 2008 computations.  The assumed conversion of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the minority interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if converted, is equivalent to earnings allocated to a common share.

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

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per share for the year ended December 31, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per unit amounts):

	2010	2009	2008
NUMERATOR
Income from continuing operations	$38,342	$72,709	$29,581
Applicable preferred unit distributions	(5,297)	(5,625)	(5,625)
Original issuance costs related to redeemed preferred units	(2,539)	—	—
Allocation of earnings to participating securities	(598)	(747)	(724)
Income from continuing operations available to common unitholders of the Operating Partnership	29,908	66,337	23,232
Allocation of earnings to discontinued operations	—	46	—
Discontinued operations	(98)	(5,214)	137
Net income available to common unitholders of the Operating Partnership	$29,810	$61,169	$23,369
DENOMINATOR
Basic weighted average common units	23,080	20,991	18,575
Effect of exchangeable notes	28	9	—
Effect of outstanding options	23	39	69
Diluted weighted average common units	23,131	21,039	18,644

Basic earnings per common unit:
Income from continuing operations	$1.29	$3.16	$1.25
Discontinued operations	—	(0.25)	0.01
Net income	$1.29	$2.91	$1.26

Diluted earnings per common unit:
Income from continuing operations	$1.29	$3.15	$1.25
Discontinued operations	—	(0.24)	—
Net income	$1.29	$2.91	$1.25

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a four shares for one unit basis. The senior exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.87 per common share.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to four times the market price of the Company's common shares. No options were excluded from the 2010, 2009 or 2008 computations.

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

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per unit for the year ended December 31, 2010 as none of the contingent conditions were satisfied as of the end of the reporting period.

17.    Share-Based Compensation of the Company

We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. We may issue up to 15.4 million common shares under the Plan. Through December 31, 2010, we had granted 5,049,960 options, net of options forfeited, and 2,457,420 restricted share awards, net of restricted shares forfeited, and notional units which may result in the issuance of a maximum of 1,230,000 common shares. Shares remaining available for future issuance totaled 4,260,620 common shares. The amount and terms of the awards granted under the Plan are determined by the Share and Unit Option Committee of the Board of Directors.

All non-qualified options granted under the Plan expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. Options are generally granted with an exercise price equal to the market price of our common shares on the day of grant. Units received upon exercise of unit options are exchangeable for common shares. There were no option grants in 2010, 2009 and 2008.

During 2010, 2009 and 2008, the Board of Directors approved the grant of 312,720, 415,000 and 380,000 restricted shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of our common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

Also during the first quarter of 2010, the Company's Compensation Committee Approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 410,000 notional units to award recipients as a group. If the Company's aggregate share price appreciation during the four year period beginning January 1, 2010 equals or exceeds the minimum threshold of 40%, then the notional units will convert into the Company's restricted common shares on a one-for-one basis. The notional units will convert into restricted common shares on a one-for-two basis if the share price appreciation exceeds the target threshold of 50% and on a one-for-three basis if the share price appreciation exceeds the maximum of 60%. The notional amounts will convert on a pro-rata basis between share price appreciation thresholds. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period, subject to a minimum level price target. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

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

At the end of the four-year performance period, if the minimum share price threshold is not achieved but the Company's share performance exceeds the 50th percentile of the share performance of its peer group, the notional units will convert into restricted common shares on a one-for-one basis. All determinations, interpretations and assumptions relating to the vesting and calculation of the performance awards will be made by the Company's Compensation Committee.

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively, as follows (in thousands):

	2010	2009	2008
Restricted shares (1)	$4,095	$11,720	$5,180
Notional unit performance awards	1,753	—	—
Options	—	78	211
Total share based compensation	$5,848	$11,798	$5,391

(1)	Includes $6.9 million of incremental share-based compensation related to the accelerated vesting of restricted shares discussed above in Note 14 for the year ended December 31, 2009.

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2010, 2009 and 2008 was $393,000, $302,000 and $143,000, respectively.

Options outstanding at December 31, 2010 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$9.6900	10,000	$9.69	3.32	10,000	$9.69
$9.7075	98,200	9.71	3.32	98,200	9.71
$11.8125	12,000	11.81	3.84	12,000	11.81
	120,200	$9.92	3.37	120,200	$9.92

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2010 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2009	249,300	$9.23
Granted	—	—
Exercised	(129,100)	8.58
Forfeited	—	—
Outstanding as of December 31, 2010	120,200	$9.92	3.37	$1,915

Vested and Expected to Vest as of
December 31, 2010	120,200	$9.92	3.37	$1,915

Exercisable as of December 31, 2010	120,200	$9.92	3.37	$1,915

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $1.5 million and $3.2 million, respectively.

The following table summarizes information related to unvested restricted shares outstanding as of December 31, 2010:

Unvested Restricted Shares	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2009	587,942	$16.83
Granted	312,720	19.72
Vested	(182,902)	17.35
Forfeited	—	—
Unvested at December 31, 2010	717,760	$17.95

The total value of restricted shares vested during the years ended 2010, 2009 and 2008 was $4.7 million, $13.5 million and $5.1 million, respectively.

As of December 31, 2010, there was $18.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

18.    Equity-Based Compensation of the Operating Partnership

As discussed in Note 17, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. The maximum units that may be issued to the Company due to equity awards granted by the Company are limited by the Plan to 15.4 million of the Company's common shares, or in terms of units, 3,850,000 units. Units available to satisfy future equity based awards by the Company at December 31, 2010 totaled 1,065,155.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively, as follows (in thousands):

	2010	2009	2008
Restricted units (1)	$4,095	$11,720	$5,180
Notional unit performance awards	1,753	—	—
Options	—	78	211
Total equity based compensation	$5,848	$11,798	$5,391

(1)	Includes $6.9 million of incremental equity-based compensation related to the accelerated vesting of restricted units discussed above in Note 14 for the year ended December 31, 2009.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2010, 2009 and 2008 was $393,000, $302,000 and $143,000, respectively.

Options outstanding at December 31, 2010 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$38.76	2,500	$38.76	3.32	2,500	$38.76
$38.83	24,550	38.83	3.32	24,550	38.83
$47.25	3,000	47.25	3.84	3,000	47.25
	30,050	$39.66	3.37	30,050	$19.83

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2010 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2009	62,325	$36.90
Granted	—	—
Exercised	(32,275)	34.33
Forfeited	—	—
Outstanding as of December 31, 2010	30,050	$39.66	3.37	$1,915

Vested and Expected to Vest as of
December 31, 2010	30,050	$39.66	3.37	$1,915

Exercisable as of December 31, 2010	30,050	$39.66	3.37	$1,915

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $1.5 million and $3.2 million, respectively.

The following table summarizes information related to unvested restricted units outstanding as of December 31, 2010:

Unvested Restricted Units	Number of units	Weighted average grant date fair value
Unvested at December 31, 2009	146,986	$67.30
Granted	78,180	78.88
Vested	(45,726)	69.42
Forfeited	—	—
Unvested at December 31, 2010	179,440	$71.81

The total value of restricted units vested during the years ended 2010, 2009 and 2008 was $4.7 million, $13.5 million and $5.1 million, respectively.

As of December 31, 2010, there was $18.0 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.

19.    Other Comprehensive Income of the Company

Total comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Net income	$38,244	$67,495	$29,718
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(311)	(294)	(276)
Reclassification adjustment for termination of derivatives	6,142	—	17,760
Change in fair value of treasury rate locks	—	—	(9,006)
Change in fair value of cash flow hedges	2,905	2,700	(11,747)
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	7	2,079	(694)
Other comprehensive income (loss)	8,743	4,485	(3,963)
Total comprehensive income	46,987	71,980	25,755
Total comprehensive income attributable to the noncontrolling interest	(5,145)	(10,153)	(3,285)
Total comprehensive income attributable to common shareholders of the Company	$41,842	$61,827	$22,470

20.    Other Comprehensive Income of the Operating Partnership

Total comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Net income	$38,244	$67,495	$29,718
Other comprehensive income (loss):
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(311)	(294)	(276)
Reclassification adjustment for termination of derivatives	6,142	—	17,760
Change in fair value of treasury rate locks	—	—	(9,006)
Change in fair value of cash flow hedges	2,905	2,700	(11,747)
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	7	2,079	(694)
Other comprehensive income (loss)	8,743	4,485	(3,963)
Total comprehensive income	$46,987	$71,980	$25,755

21.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Advertising and promotion	$20,245	$18,951	$17,645
Common area maintenance	43,665	40,689	35,202
Real estate taxes	15,593	15,309	14,629
Other operating expenses	13,842	13,186	13,900
	$93,345	$88,135	$81,376

22.    Lease Agreements

We are the lessor of over 2,000 stores in our 31 wholly-owned outlet centers, under operating leases with initial terms that expire from 2011 to 2030. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2010, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2011	$159,625
2012	137,641
2013	108,941
2014	83,682
2015	66,877
Thereafter	145,839
$702,605

23.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2011 to 2096. Annual rental payments for these leases totaled approximately $5.3 million, $5.2 million and $3.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2011	$5,455
2012	4,578
2013	3,904
2014	3,826
2015	3,837
Thereafter	156,076
$177,676

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters are not expected to have a material effect on our results of operations, financial condition or cash flows.

24.    Related Party Transactions

Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $9.4 million, $9.3 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 2, the Tanger Family Limited Partnership is the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's new position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party. However, Mr. Vernon has neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.

Fees paid to the Vernon Law Firm were approximately $1,144,000, $851,000 and $1,135,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, no amounts were included in accounts payable and accrued expenses for the Vernon Law Firm.

25.    Subsequent Events

Resignation of Kevin M. Dillon, Senior Vice President - Construction and Development

In January 2011, Kevin M. Dillon, Senior Vice President - Construction and Development, announced his resignation from the Company effective in April 2011. Mr. Dillon served in different construction and development related capacities for over 17 years with the Company. Mr. Dillon will receive no severance compensation or benefits in relation to his retirement.

RioCan Real Estate Investment Trust Joint Venture Agreement

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 15 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis,. There can be no assurance that the joint venture will be consummated, or even if the joint venture is consummated that the current plans of the joint venture will be realized.

Sale of remaining portion of Commerce I, GA outlet center

In January 2011, we closed on the sale of the final portion of our Commerce I, Georgia center. Net proceeds from the sale were approximately $724,000. There was no gain or loss on the sale as the impairment charge recorded during the third quarter of 2010 reduced the basis in the remaining property to its approximate fair value.

26.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summary quarterly financial information for the years ended December 31, 2010 and 2009 (unaudited and in thousands, except per common share data) (1). This information is not required for the Operating Partnership. Also, note that all per share amounts have been restated for the Company's two for one split of its common shares effective January 24, 2011:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Total revenues	$66,042	$65,295	$69,473	$75,493
Operating income	11,018	20,100	23,698	24,815
Income from continuing operations	3,002	5,393	14,856	15,091
Net income	3,003	5,392	14,753	15,096
Income attributable to the Company	2,793	4,868	12,999	13,589
Income available to common shareholders of the Company	1,218	3,318	11,451	9,828

Basic earnings per share available to common shareholders

Income from continuing operations	$0.02	$0.04	$0.14	$0.12
Net income	0.02	0.04	0.14	0.12

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.02	$0.04	$0.14	$0.12
Net income	0.02	0.04	0.14	0.12

(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2) The fourth quarter of 2010, income from continuing operations available to common shareholders and net income available to common shareholders have been reduced by approximately $2.5 million for the original issuance costs related to the 3,000,000 Class C Cumulative Preferred Shares that were redeemed in full in December 2010.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$64,851	$64,400	$70,048	$71,296
Operating income	17,140	18,501	12,903	21,396
Income from continuing operations	36,530	18,887	4,279	13,013
Net income	36,468	13,587	4,364	13,076
Income attributable to the Company	30,770	11,754	3,957	11,538
Income available to common shareholders of the Company	28,978	10,168	2,344	10,011

Basic earnings per share available to common shareholders

Income from continuing operations	$0.46	$0.21	$0.03	$0.12
Net income	0.46	0.15	0.03	0.12

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.46	$0.21	$0.03	$0.12
Net income	0.46	0.15	0.03	0.12

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2010 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2010 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Barstow	Barstow, CA	$—	$3,281	$12,533	$—	$19,840	$3,281	$32,373	$35,654	$14,188	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	5,183	1,963	14,607	16,570	6,282	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	14,589	4,803	39,629	44,432	22,022	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	5,657	10,353	54,534	64,887	11,742	2006	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	30,179	1,969	44,225	46,194	22,032	1995	(2)
Foley	Foley, AL	—	4,400	82,410	693	39,946	5,093	122,356	127,449	25,476	2003 (3)	(2)
Gonzales	Gonzales, LA	—	679	15,895	—	20,637	679	36,532	37,211	18,660	1992	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	21,210	4,753	21,210	25,963	—	2003 (3) (4)	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	6,314	5,128	26,982	32,110	7,910	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	5,394	2,250	40,644	42,894	11,778	2002 (3)	(2)
Kittery I	Kittery, ME	—	1,242	2,961	229	1,926	1,471	4,887	6,358	4,069	1986	(2)
Kittery II	Kittery, ME	—	1,450	1,835	—	764	1,450	2,599	4,049	2,003	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	16,053	3,691	35,960	39,651	20,510	1994 (3)	(2)
Lincoln City	Lincoln City, OR	—	6,268	28,663	267	8,537	6,535	37,200	43,735	9,513	2003 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	20,074	2,558	31,875	34,433	16,543	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	—	8,821	53,362	62,183	363	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	2,923	—	83,656	83,656	6,657	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	31,543	10,236	88,637	98,873	18,033	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	4,875	1,853	11,554	13,407	5,320	1997 (3)	(2)
Park City	Park City, UT	—	6,900	33,597	343	17,743	7,243	51,340	58,583	11,219	2003 (3)	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	23,751	22,475	97,960	120,435	22,124	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	82,661	6,152	119,035	125,187	59,185	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	45,423	1,817	54,863	56,680	27,711	1993	(2)
Sanibel	Sanibel, FL	—	4,916	23,196	—	10,183	4,916	33,379	38,295	14,623	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	35,986	—	54,481	54,481	23,245	1997 (3)	(2)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	8,880	523	22,312	22,835	14,825	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	8,417	1,829	33,255	35,084	8,617	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	2,749	1,643	18,177	19,820	5,025	2003 (3)	(2)
Washington	Washington, PA	—	5,528	91,288	6	10,216	5,534	101,504	107,038	12,384	2008	(2)
West Branch	West Branch, MI	—	319	3,428	120	8,991	439	12,419	12,858	7,469	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	4,084	10,497	31,075	41,572	7,702	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	716	15,234	1,422	22,015	23,437	15,915	1991	(2)
		$—	$125,752	$904,675	$15,825	$529,962	$141,577	$1,434,637	$1,576,214	$453,145

(1)	Aggregate cost for federal income tax purposes is approximately $1.6 billion.

(2)	We generally use estimated lives ranging from 25 to 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(3)	Represents year acquired.

(4)	Amounts include construction in progress balance for the redevelopment of the Hilton Head I, South Carolina property.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2010
(in thousands)

The changes in total real estate for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balance, beginning of year	$1,507,870	$1,399,755	$1,287,241
Acquisitions	—	80,733	—
Improvements	95,185	45,055	115,647
Impairment charge	(846)	(14,869)	—
Dispositions and assets held for sale	(25,995)	(2,804)	(3,133)
Balance, end of year	$1,576,214	$1,507,870	$1,399,755

The changes in accumulated depreciation for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balance, beginning of year	$412,530	$359,301	$312,638
Depreciation for the period	64,543	64,922	49,796
Impairment charge	—	(9,669)	—
Dispositions and assets held for sale	(23,928)	(2,024)	(3,133)
Balance, end of year	$453,145	$412,530	$359,301