Form 10-Q
period 2011-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2011-05-09
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

3200 Northline Avenue, Suite 360, Greensboro, NC 27408
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

Tanger Factory Outlet Centers, Inc.
☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Tanger Properties Limited Partnership
☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes ☐ No ☒
Tanger Properties Limited Partnership	Yes ☐ No ☒
As of April 28, 2011, there were 81,311,041 shares of Tanger Factory Outlet Centers, Inc. common stock outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. The Company is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.
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
As of March 31, 2011, the Company, through its ownership of the GP Trust and LP Trust, owned 20,328,985 units of the Operating Partnership and the Tanger Family Limited Partnership owned 3,033,305 units. Each Tanger Family Limited Partnership unit is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.
The Tanger family has informed the Company of their intention to dissolve the Tanger Family Limited Partnership in connection with the settling of the estate of our founder, Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership currently owned by the Tanger Family Limited Partnership would be distributed to the individual beneficial owners of the Tanger Family Limited Partnership, who are primarily the descendants of Stanley Tanger (including Steven Tanger, our Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such holder would then become a limited partner of the Operating Partnership, and each such partner would have the ability to exchange their Operating Partnership units for the Company's common shares in the ratio described above, and will continue to have rights which may require the Company to register the shares with the United States Securities and Exchange Commission (the "SEC") for sale under the Securities Act of 1933, as amended.  The Company anticipates that some of the individuals will request that some or all of their Operating Partnership units be exchanged for the Company's common shares and to request the Company to register such shares for sale.  At this time, our Chief Executive Officer has not indicated any present intention to exchange the Operating Partnership Units that he will receive upon the dissolution of the Tanger Family Limited Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

•	Debt;

•	Shareholders' Equity of the Company and Partners' Equity of the Operating Partnership;

•	Share-based compensation of the Company and equity-based compensation of the Operating Partnership;

•	Other Comprehensive Income of the Company and Other Comprehensive Income of the Operating Partnership;

•	Earnings Per Share and Earnings Per Unit and

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial condition and Results of Operations.
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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Rental property
Land	$141,577	$141,577
Buildings, improvements and fixtures	1,441,260	1,411,404
Construction in progress	2,590	23,233
	1,585,427	1,576,214
Accumulated depreciation	(462,942)	(453,145)
Rental property, net	1,122,485	1,123,069
Cash and cash equivalents	731	5,758
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	5,861	6,386
Deferred lease costs and other intangibles, net	28,090	29,317
Deferred debt origination costs, net	7,165	7,593
Prepaids and other assets	53,912	44,088
Total assets	$1,218,244	$1,216,934
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,490 and $2,594 respectively)	$554,670	$554,616
Unsecured lines of credit	166,300	160,000
Total debt	720,970	714,616
Construction trade payables	30,984	31,831
Accounts payable and accrued expenses	33,503	31,594
Other liabilities	16,409	16,998
Total liabilities	801,866	795,039
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 150,000,000 shares authorized, 81,315,938 and 80,996,068 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	813	810
Paid in capital	606,121	604,359
Distributions in excess of net income	(246,372)	(240,024)
Accumulated other comprehensive income	1,754	1,784
Equity attributable to Tanger Factory Outlet Centers, Inc.	362,316	366,929
Equity attributable to noncontrolling interest in Operating Partnership	54,062	54,966
Total equity	416,378	421,895
Total liabilities and equity	$1,218,244	$1,216,934

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Base rentals	$46,219	$43,497
Percentage rentals	1,391	1,305
Expense reimbursements	21,205	19,519
Other income	1,924	1,721
Total revenues	70,739	66,042
Expenses
Property operating	24,108	22,349
General and administrative	6,767	5,466
Acquisition costs	567	—
Abandoned development costs	158	—
Impairment charges	—	735
Depreciation and amortization	17,965	26,474
Total expenses	49,565	55,024
Operating income	21,174	11,018
Interest expense	10,325	7,948
Income before equity in losses of unconsolidated joint ventures and discontinued operations	10,849	3,070
Equity in losses of unconsolidated joint ventures	(32)	(68)
Income from continuing operations	10,817	3,002
Discontinued operations	—	1
Net income	10,817	3,003
Noncontrolling interest	(1,419)	(210)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$9,398	$2,793

Basic earnings per common share:
Income from continuing operations	$0.11	$0.02
Net income	$0.11	$0.02
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.02
Net income	$0.11	$0.02

Dividends paid per common share	$0.1938	$0.1913
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$10,817	$3,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	17,965	26,527
Impairment charges (including discontinued operations)	—	735
Gain on sale of outparcels of land	—	(161)
Amortization of deferred financing costs	466	342
Equity in losses of unconsolidated joint ventures	32	68
Share-based compensation expense	1,798	1,227
Amortization of debt (premiums) and discount, net	24	(214)
Distributions of cumulative earnings from unconsolidated joint ventures	62	301
Net accretion of market rent rate adjustment	(155)	(165)
Straight-line base rent adjustment	(794)	(734)
Changes in other assets and liabilities:
Other assets	(495)	1,250
Accounts payable and accrued expenses	1,319	(3,451)
Net cash provided by operating activities	31,039	28,728
INVESTING ACTIVITIES
Additions to rental property	(15,251)	(10,235)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	238	349
Increases in escrow deposits	(8,350)	—
Net proceeds from the sale of real estate	724	602
Additions to deferred lease costs	(1,531)	(881)
Net cash used in investing activities	(24,170)	(10,165)
FINANCING ACTIVITIES
Cash dividends paid	(15,746)	(16,872)
Distributions to noncontrolling interest in Operating Partnership	(2,351)	(2,320)
Proceeds from debt issuances	67,950	103,100
Repayments of debt	(61,700)	(103,200)
Additions to deferred financing costs	(49)	(14)
Proceeds from exercise of options	—	673
Net cash used in financing activities	(11,896)	(18,633)
Net decrease in cash and cash equivalents	(5,027)	(70)
Cash and cash equivalents, beginning of period	5,758	3,267
Cash and cash equivalents, end of period	$731	$3,197
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Rental property
Land	$141,577	$141,577
Buildings, improvements and fixtures	1,441,260	1,411,404
Construction in progress	2,590	23,233
	1,585,427	1,576,214
Accumulated depreciation	(462,942)	(453,145)
Rental property, net	1,122,485	1,123,069
Cash and cash equivalents	699	5,671
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	5,861	6,386
Deferred lease costs and other intangibles, net	28,090	29,317
Deferred debt origination costs, net	7,165	7,593
Prepaids and other assets	53,471	43,717
Total assets	$1,217,771	$1,216,476
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,490 and $2,594, respectively)	$554,670	$554,616
Unsecured lines of credit	166,300	160,000
Total debt	720,970	714,616
Construction trade payables	30,984	31,831
Accounts payable and accrued expenses	33,030	31,136
Other liabilities	16,409	16,998
Total liabilities	801,393	794,581
Commitments and contingencies
Partners' Equity
General partner	5,151	5,221
Limited partners	409,514	414,926
Accumulated other comprehensive income	1,713	1,748
Total partners' equity	416,378	421,895
Total liabilities and partners' equity	$1,217,771	$1,216,476
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Base rentals	$46,219	$43,497
Percentage rentals	1,391	1,305
Expense reimbursements	21,205	19,519
Other income	1,924	1,721
Total revenues	70,739	66,042
Expenses
Property operating	24,108	22,349
General and administrative	6,767	5,466
Acquisition costs	567	—
Abandoned development costs	158	—
Impairment charges	—	735
Depreciation and amortization	17,965	26,474
Total expenses	49,565	55,024
Operating income	21,174	11,018
Interest expense	10,325	7,948
Income before equity in losses of unconsolidated joint ventures and discontinued operations	10,849	3,070
Equity in losses of unconsolidated joint ventures	(32)	(68)
Income from continuing operations	10,817	3,002
Discontinued operations	—	1
Net income	10,817	3,003
Net income available to limited partners	10,706	2,987
Net income available to general partner	$111	$16
Basic earnings per common unit:
Income from continuing operations	$0.46	$0.06
Net income	$0.46	$0.06
Diluted earnings per common unit:
Income from continuing operations	$0.46	$0.06
Net income	$0.46	$0.06

Distribution paid per common unit	$0.775	$0.765
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$10,817	$3,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	17,965	26,527
Impairment charge (including discontinued operations)	—	735
Gain on sale of outparcels of land	—	(161)
Amortization of deferred financing costs	466	342
Equity in losses of unconsolidated joint ventures	32	68
Equity-based compensation expense	1,798	1,227
Amortization of debt premiums and discount, net	24	(214)
Distributions of cumulative earnings from unconsolidated joint ventures	62	301
Net accretion of market rent rate adjustment	(155)	(165)
Straight-line base rent adjustment	(794)	(734)
Changes in other assets and liabilities:
Other assets	(425)	1,104
Accounts payable and accrued expenses	1,304	(3,419)
Net cash provided by operating activities	31,094	28,614
INVESTING ACTIVITIES
Additions to rental property	(15,251)	(10,235)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	238	349
Increase in escrow deposits	(8,350)	—
Net proceeds from the sale of real estate	724	602
Additions to deferred lease costs	(1,531)	(881)
Net cash used in investing activities	(24,170)	(10,165)
FINANCING ACTIVITIES
Cash distributions paid	(18,097)	(19,192)
Proceeds from debt issuances	67,950	103,100
Repayments of debt	(61,700)	(103,200)
Additions to deferred financing costs	(49)	(14)
Proceeds from exercise of options	—	673
Net cash used in financing activities	(11,896)	(18,633)
Net decrease in cash and cash equivalents	(4,972)	(184)
Cash and cash equivalents, beginning of period	5,671	3,214
Cash and cash equivalents, end of period	$699	$3,030
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2011, we owned and operated 32 outlet centers, with a total gross leasable area of approximately 9.4 million square feet. We also operated and had partial ownership interests in two outlet centers totaling approximately 948,000 square feet.
Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
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

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's separate Annual Reports on Form 10-K for the year ended December 31, 2010. The December 31, 2010 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
Investments in real estate joint ventures that we do not control are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required under the equity method of accounting. These investments are evaluated for impairment when necessary. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities. For joint ventures that are determined to be variable interest entities, the primary beneficiary consolidates the entity.
Certain amounts in the consolidated balances sheet as of December 31, 2010 have been reclassified to conform with the presentations made as of March 31, 2011 related to deferred lease and intangible costs, net and deferred debt origination costs, net. These reclassifications had no impact on previously reported total assets.

3. Development of Rental Properties
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of April 27, 2011, the 177,000 square foot center had leases signed or out for signature on 94% of the leasable square feet. In addition, the property features four pad sites, three of which are currently leased. The total incremental cost for the redeveloped center, including development and leasing costs, are expected to be approximately $43.0 million.
Commitments to complete construction of our redevelopment and other capital expenditure requirements amounted to approximately $5.0 million at March 31, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
Interest costs capitalized during the three months ended March 31, 2011 and 2010 amounted to $230,000 and $200,000, respectively.
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
Land Outparcel Sales
Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative market value method. Below is a summary of outparcel sales that we completed during the three months ended March 31, 2011 and 2010, respectively. (in thousands, except number of outparcels):

	Three Months Ended March 31,
	2011	2010
Number of outparcels	—	3
Net proceeds	$—	$602
Gains on sales included in other income	$—	$161

4. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of March 31, 2011 and December 31, 2010 aggregated $5.9 million and $6.4 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At March 31, 2011, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$1.3	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.5	$24.8
(1) Includes a 29,253 square foot warehouse adjacent to the shopping center with a mortgage note of approximately $2.3 million.
These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.
The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells and Deer Park (in thousands):

	Three Months Ended March 31,
	2011	2010
Fee:
Management and leasing	$505	$464
Marketing	44	41
Total Fees	$549	$505
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
On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of March 31, 2011, we do not believe that any of our equity investments were impaired.

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

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of March 31, 2011 was approximately $1.3 million. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Deer Park. Our maximum exposure consists of the following components: our investment, our completion guarantee which is currently estimated to be up to $15.0 million and our other operating performance guarantees.
Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of March 31, 2011	As of December 31, 2010
Assets
Investment properties at cost, net	$285,332	$283,902
Cash and cash equivalents	14,697	13,838
Deferred lease costs, net	3,011	2,562
Deferred debt origination costs, net	1,172	1,428
Prepaids and other assets	7,349	6,291
Total assets	$311,561	$308,021
Liabilities and Owners' Equity
Mortgages payable	$294,034	$294,034
Construction trade payables	4,710	341
Accounts payable and other liabilities	4,281	4,810
Total liabilities	303,025	299,185
Owners' equity	8,536	8,836
Total liabilities and owners' equity	$311,561	$308,021

	Three Months Ended
Summary Statements of Operations -	March 31,
Unconsolidated Joint Ventures	2011	2010
Revenues	$9,562	$9,274
Expenses
Property operating	4,101	4,210
General and administrative	187	287
Depreciation and amortization	3,611	3,497
Total expenses	7,899	7,994
Operating income	1,663	1,280
Interest expense	1,803	1,674
Net loss	$(140)	$(394)

The Company and Operating Partnership's share of:
Net loss	$(32)	$(68)
Depreciation (real estate related)	1,306	1,265

5. Discontinued Operations
In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheet as of December 31, 2010, was sold in January 2011 for net proceeds of approximately $724,000. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis on the remaining portion of the center to its approximate fair value which was based on the actual sales contracts related to the remaining portion of the center.
Summary of results of operations for the property whose results of operations are considered discontinued operations for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Base rentals	$—	$150
Expense reimbursements	—	17
Other income	—	10
Total revenues	—	177
Expenses:
Property operating	—	123
Depreciation and amortization	—	53
Total expenses	—	176
Discontinued operations	$—	$1

6. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $400.0 million. As of March 31, 2011 and December 31, 2010, the Operating Partnership had $166.3 million and $160.0 million, respectively, outstanding in total on these lines.
In addition, the Company also guarantees the Operating Partnership's obligations with respect to its $7.2 million of outstanding senior exchangeable notes due in 2026. August 18, 2011 is the first date that the noteholders can require us to repurchase the notes without occurrence of specified events. However, because the Company's common share price exceeded the "Exchange Trigger Price", as defined in the supplemental indenture relating to the senior exchangeable notes, holders of the the notes may presently exercise their exchange rights.
7. Debt of the Operating Partnership
As of March 31, 2011 and December 31, 2010, the debt of the Operating Partnership consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Senior, unsecured notes:
6.15% Senior notes, maturing November 2015, net of discount of $486 and $510, respectively	$249,514	$249,490
3.75% Senior exchangeable notes, maturing August 2026, net of discount of $62 and $103, respectively	7,098	7,107
6.125% Senior notes, maturing in June 2020, net of discount of $1,942 and $1,981, respectively	298,058	298,019
Unsecured lines of credit with a weighted average interest rates of 2.14% and 2.16%, respectively (1)	166,300	160,000
	$720,970	$714,616

(1)
Our unsecured lines of credit as of March 31, 2011 bear interest at a rate of LIBOR + 1.90% and expire in November 2013. These lines require a facility fee payment of .40% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

Debt Maturities
Maturities of the existing long-term debt as of March 31, 2011 are as follows (in thousands):

Year	Amount
2011 (1)	$7,160
2012	—
2013	166,300
2014	—
2015	250,000
Thereafter	300,000
Subtotal	723,460
Discounts	(2,490)
Total	$720,970
(1) Includes expiration of $7.2 million of senior exchangeable notes shown in 2011 because that is the first date that the noteholders can require us to repurchase the notes without the occurrence of specified events.

8. Shareholders' Equity of the Company
The Company's Board of Directors declared a 2 for 1 split of the Company's common shares on January 13, 2011, effective in the form of a share dividend, payable on January 24, 2011. The Company retained the current par value of $.01 per share on all common shares. All references to the number of shares outstanding, per share amounts and share options data of the Company's common shares have been restated to reflect the effect of the split for all periods presented. Shareholders' equity as of December 31, 2010 reflects the split by reclassifying from additional paid in capital to common shares an amount equal to the par value of the additional shares arising from the split. While the number of Operating Partnership units did not change as a result of the split, each Operating Partnership unit owned by the Tanger Family Limited Partnership is now exchangeable for four of the Company's common shares. Prior to the 2011 split, the exchange ratio was one unit for two common shares.
Changes in Equity
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common shareholders and equity attributable to noncontrolling interests:

						Noncontrolling
			Distributions	Accumulated other	Total	interest in
	Common	Paid in	in excess	comprehensive	shareholders'	Operating	Total
	shares	capital	of earnings	income	equity	Partnership	equity
December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$421,895
Comprehensive income:
Net income	—	—	9,398	—	9,398	1,419	10,817
Other comprehensive income	—	—	—	(30)	(30)	(5)	(35)
Total comprehensive income	—	—	9,398	(30)	9,368	1,414	10,782
Compensation under Incentive Award Plan	—	1,798	—	—	1,798	—	1,798
Grant of 319,000 restricted shares	3	(3)	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	(33)	—	—	(33)	33	—
Common dividends ($.19375 per share)	—	—	(15,746)	—	(15,746)	—	(15,746)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	(2,351)	(2,351)
March 31, 2011	$813	$606,121	$(246,372)	$1,754	$362,316	$54,062	$416,378

9. Partners' Equity of the Operating Partnership
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. At March 31, 2011 and December 31, 2010, the ownership interests of the Operating Partnership consisted of the following:

	March 31, 2011	December 31, 2010
Common units:
General partner	237,000	237,000
Limited partners	23,125,290	23,045,322
Total common units	23,362,290	23,282,322

10. Other Comprehensive Income of the Company
Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$10,817	$3,003
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(81)	(76)
Change in fair value of cash flow hedges	—	852
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	46	(39)
Other comprehensive income (loss)	(35)	737
Total comprehensive income	10,782	3,740
Comprehensive income attributable to the noncontrolling interest	(1,414)	(307)
Total comprehensive income attributable to the Company	$9,368	$3,433

11. Other Comprehensive Income of the Operating Partnership
Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$10,817	$3,003
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(81)	(76)
Change in fair value of cash flow hedges	—	852
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	46	(39)
Other comprehensive income (loss)	(35)	737
Total comprehensive income	$10,782	$3,740

12. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first quarter of 2011, the Company's Board of Directors approved grants of 319,000 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $25.245 to $26.85 per share and was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Plan. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.
In February 2011, the Company's Board of Directors approved the grant of 191,500 stock options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2011 is $26.06 which equaled the market price of the Company's common shares as of the close on the day prior to the grant date. The options expire ten years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2011 grant: expected dividend yield 3.0%; expected life of 7 years; expected volatility of 32.8%; a risk-free rate of 2.9%; and forfeiture rates of 3.0% to 20.0% dependent upon the employee's position within the Company.
We recorded share-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted shares	$1,266	$959
Notional unit performance awards	507	268
Options	25	—
Total share-based compensation	$1,798	$1,227

Options outstanding at March 31, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$9.6900	10,000	$9.69	3.07	10,000	$9.69
$9.7075	98,200	9.71	3.08	98,200	9.71
$11.8125	12,000	11.81	3.59	12,000	11.81
$26.0600	191,500	$26.06	9.91	—	—
	311,700	$19.83	7.29	120,200	$9.92
A summary of option activity under our Amended and Restated Incentive Award Plan as of March 31, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	120,200	$9.92
Granted	191,500	26.06
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2011	311,700	$19.83	7.29	$1,920

Vested and Expected to Vest as of
March 31, 2011	269,028	$18.85	6.88	$1,920

Exercisable as of March 31, 2011	120,200	$9.92	3.13	$1,920
The total intrinsic value of options exercised during the three months ended March 31, 2011 was $0 as no options were exercised during the period.

The following table summarizes information related to unvested restricted shares outstanding as of March 31, 2011:

Unvested Restricted Shares	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2010	717,760	$17.95
Granted	319,000	25.42
Vested	(207,600)	17.87
Forfeited	—	—
Unvested at March 31, 2011	829,160	$20.85

The total value of restricted shares vested during the three months ended March 31, 2011 was $5.4 million.
As of March 31, 2011, there was $25.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expect to be recognized over a weighted-average period of 3.8 years.

13. Equity-Based Compensation of the Operating Partnership
As discussed in Note 12, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.
We recorded equity-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted units	$1,266	$959
Notional unit performance awards	507	268
Options	25	—
Total equity-based compensation	$1,798	$1,227

Options outstanding at March 31, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$38.76	2,500	$38.76	3.07	2,500	$38.76
$38.83	24,550	38.83	3.08	24,550	38.83
$47.25	3,000	47.25	3.59	3,000	47.25
$104.24	47,875	104.24	9.91	—	—
	77,925	$79.34	7.29	30,050	$19.83

A summary of option activity under our Amended and Restated Incentive Award Plan as of March 31, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	30,050	$39.66
Granted	47,875	104.24
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2011	77,925	$79.34	7.29	$1,920

Vested and Expected to Vest as of
March 31, 2011	67,257	$75.39	6.88	$1,920

Exercisable as of March 31, 2011	30,050	$39.66	3.13	$1,920
The total intrinsic value of options exercised during the three months ended March 31, 2011 was $0 as no options were exercised during the period.

The following table summarizes information related to unvested restricted units outstanding as of March 31, 2011:

Unvested Restricted Units	Number of units	Weighted average grant date fair value
Unvested at December 31, 2010	179,440	$71.81
Granted	79,750	101.68
Vested	(51,900)	71.47
Forfeited	—	—
Unvested at March 31, 2011	207,290	$83.38
The total value of restricted units vested during the three months ended March 31, 2011 was $5.4 million.
As of March 31, 2011, there was $25.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expect to be recognized over a weighted-average period of 3.8 years.

14. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator
Income from continuing operations attributable to the Company	$9,398	$2,792
Less applicable preferred share dividends	—	(1,406)
Less allocation of earnings to participating securities	(192)	(169)
Income from continuing operations available to common shareholders of the Company	9,206	1,217
Discontinued operations attributable to the Company	—	1
Net income available to common shareholders of the Company	$9,206	$1,218
Denominator
Basic weighted average common shares	80,353	80,060
Effect of senior exchangeable notes	125	66
Effect of outstanding options	74	110
Diluted weighted average common shares	80,552	80,236
Basic earnings per common share:
Income from continuing operations	$0.11	$0.02
Discontinued operations	—	—
Net income	$0.11	$0.02
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.02
Discontinued operations	—	—
Net income	$0.11	$0.02
The senior, exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.85 per share.
The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended March 31, 2011, 191,500 options were excluded from the computation. No options were excluded from the computation for the three months ended March 31, 2010.  The assumed exchange of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
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

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as none of the contingent conditions were satisfied as of the end of the reporting period.

15. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2011	2010
Numerator
Income from continuing operations	$10,817	$3,002
Less applicable preferred unit distributions	—	(1,406)
Less allocation of earnings to participating securities	(192)	(169)
Income from continuing operations available to common unitholders of the Operating Partnership	10,625	1,427
Discontinued operations	—	1
Net income available to common unitholders of the Operating Partnership	$10,625	$1,428
Denominator
Basic weighted average common units	23,121	23,048
Effect of senior exchangeable notes	31	17
Effect of outstanding options	19	27
Diluted weighted average common units	23,171	23,092
Basic earnings per common unit:
Income from continuing operations	$0.46	$0.06
Discontinued operations	—	—
Net income	$0.46	$0.06
Diluted earnings per common unit:
Income from continuing operations	$0.46	$0.06
Discontinued operations	—	—
Net income	$0.46	$0.06
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. The senior, exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.85 per common share.
The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the three months ended March 31, 2011, 47,875 options were excluded from the computation. No options were excluded from the computation for the three months ended March 31, 2010.

The Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units' participation rights in undistributed earnings.
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. The notional units were issued in January 2010 and all have been excluded from the computation of diluted earnings per unit for the three months ended March 31, 2011 and 2010, respectively, as none of the contingent conditions were satisfied as of the end of the reporting period.

16.    Fair Value Measurements

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
The estimated fair value of our debt, consisting of senior unsecured notes, senior exchangeable notes and unsecured lines of credit, at March 31, 2011 and December 31, 2010, respectively, was $771.1 million and $770.1 million, respectively, and its recorded value was $721.0 million and $714.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

17. Related Party Transactions
Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $2.4 million and $2.3 million for the three months ended March 31, 2011 and 2010 respectively.
During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 1 and Note 12, the Tanger Family Limited Partnership is the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party. However, Mr. Vernon has neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.

Fees paid to the Vernon Law Firm were approximately $417,000 and $457,000 for the three months ended March 31, 2011 and 2010. In addition, as of March 31, 2011 and December 31, 2010, there were $290,000 and $0, respectively, outstanding in accounts payable and accrued expenses for amounts owed the Vernon Law Firm.
18. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2011 and 2010 amounted to $31.0 million and $22.4 million, respectively.

19. Subsequent Events
On April 28, 2011, the Federal Trade Commission (“FTC”) issued a release announcing that Simon Property Group, Inc. (“Simon”) has filed an application for approval of the divestiture of its outlet center located in Jeffersonville, Ohio to the Operating Partnership and that it is accepting public comments on the application until May 30, 2011. Simon has requested a decision on the application by the FTC by June 24, 2011. The Operating Partnership has signed an agreement to purchase the Jeffersonville outlet center from Simon. The closing of the transaction is subject to FTC approval as well as other customary conditions.

On May 6, 2011, the Operating Partnership entered into agreements with OCF Holdings LLC, Cordish AC-1 Associates LLC, Cordish AC-2 Associates LLC and Atlantic City Associates Number Three Manager LLC (the "Agreements") to acquire substantially all of the economic interests in two outlet centers representing approximately 694,000 square feet for a combined purchase price of approximately $125.0 million in cash and the assumption of indebtedness of approximately $75.0 million. The debt being assumed consists of three mortgages with various lenders that bear interest at fixed rates ranging from 5.14% to 7.65% per annum and have maturity dates ranging from 2016 to 2026. The centers are located in Atlantic City, New Jersey and Ocean City Maryland. The Operating Partnership paid a cash deposit of approximately $11.8 million on May 9, 2011 to secured its obligations under the Agreements, which will be credited against the purchase price for these interests at closing. The closing for both properties, which is subject to approval by the current mortgage holders, is expected to take place during the third quarter of 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2011 with the three months ended March 31, 2010. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors listed there through March 31, 2011.
General Overview
At March 31, 2011, our consolidated portfolio included 32 wholly owned outlet centers in 21 states totaling 9.4 million square feet compared to 31 wholly owned outlet centers in 21 states totaling 9.1 million square feet at March 31, 2010. The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000's	States
As of March 31, 2010	31	9,057	21
New development:
Mebane, North Carolina	1	319	—
Center redevelopment:
Hilton Head I, South Carolina	1	177	—
Center disposition:
Commerce I, Georgia	(1)	(186)	—
Other	—	1	—
As of March 31, 2011	32	9,368	21

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2011. Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,475	98
Rehoboth Beach, Delaware (1)	568,900	99
Foley, Alabama	557,288	98
San Marcos, Texas	441,929	95
Myrtle Beach Hwy 501, South Carolina	426,417	92
Sevierville, Tennessee (1)	419,038	100
Myrtle Beach Hwy 17, South Carolina (1)	403,161	96
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	99
Charleston, South Carolina	352,315	92
Howell, Michigan	324,632	99
Mebane, North Carolina	318,910	99
Branson, Missouri	302,922	98
Park City, Utah	298,379	100
Locust Grove, Georgia	293,868	99
Westbrook, Connecticut	291,051	92
Gonzales, Louisiana	282,403	95
Williamsburg, Iowa	277,230	96
Lincoln City, Oregon	270,212	99
Lancaster, Pennsylvania	255,152	98
Tuscola, Illinois	250,439	86
Tilton, New Hampshire	245,698	99
Hilton Head II, South Carolina	206,586	98
Fort Myers, Florida	198,950	90
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	82
Barstow, California	171,300	100
West Branch, Michigan	112,120	98
Blowing Rock, North Carolina	104,185	100
Nags Head, North Carolina	82,178	95
Kittery I, Maine	59,694	89
Kittery II, Maine	24,619	100
Totals	9,367,534	97 (2)

Unconsolidated Joint Ventures
Deer Park, New York (3)	683,033	85
Wisconsin Dells, Wisconsin	265,061	98

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Excludes the Hilton Head I, SC property which opened on March 31, 2011 and is not yet stabilized.

(3)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010
BASE RENTALS
Base rentals increased $2.7 million, or 6%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property base rentals	$44,291	$42,444	$1,847
Incremental base rentals from new developments	1,607	259	1,348
Termination fees	166	621	(455)
Amortization of net above and below market rent adjustments	155	173	(18)
	$46,219	$43,497	$2,722

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
During the fourth quarter of 2010, we opened a 319,000 square foot outlet center in Mebane, North Carolina.
Termination fees decreased due to the 2010 period containing several tenants that terminated their leases prior to the contractual obligation.
At March 31, 2011, the net liability representing the amount of unrecognized combined above and below market lease values totaled approximately $1.3 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.
PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $86,000, or 7%, from the 2010 period to the 2011 period. The increase in percentage rentals is directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended March 31, 2011 increased 5.9% to $359 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.
EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.7 million, or 9%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property expense reimbursements	$20,240	$19,052	$1,188
Incremental expense reimbursements from new developments	870	132	738
Termination fees allocated to expense reimbursements	95	335	(240)
	$21,205	$19,519	$1,686

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.
OTHER INCOME
Other income increased $203,000, or 12%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of other income from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property other income	$1,807	$1,547	$260
Incremental other income from new developments	117	13	104
Gain on sale of land outparcel	—	161	(161)
	$1,924	$1,721	$203
PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.8 million, or 8%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property operating expenses	$23,030	$22,039	$991
Incremental property operating expenses from new developments	1,078	310	768
	$24,108	$22,349	$1,759
Property operating expenses incurred at existing properties increased due primarily to higher snow removal costs due to severe winter weather, higher property taxes where we were unsuccessful in appealing higher assessments and an increase in various common area maintenance projects throughout our portfolio including expenses related to staffing and operating mall offices at each of our centers. In addition, a significant portion of the overall increase relates to the incremental operating costs of the Mebane, NC center.
GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.3 million, or 24%, in the 2011 period compared to the 2010 period. This increase was mainly due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company. Also, the 2011 period included higher payroll related expenses due to the addition of new employees since April 1, 2010, including an executive vice president of operations.
ACQUISITION COSTS
During the 2011 period, we incurred due diligence costs related to potential acquisition of a number of existing outlet centers. While we have negotiated and signed a number of contracts on these potential acquisitions, we are in the midst of completing our due diligence work and/or are subject to regulatory or lender approval. As such, there can be no assurance that we will ultimately close on any of these transactions.
ABANDONED DEVELOPMENT COSTS
The abandoned development costs recorded in the 2011 period related to due diligence costs in association with a terminated option on a site in the West Phoenix, Arizona market.

IMPAIRMENT CHARGES
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
DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $8.5 million, or 32%, in the 2011 period compared to the 2010 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property depreciation and amortization	$17,757	$17,227	$530
Incremental depreciation and amortization from Mebane, NC center new development	208	—	208
Accelerated depreciation and amortization related to the redevelopment of the Hilton Head I, SC center	—	9,247	(9,247)
	$17,965	$26,474	$(8,509)
As of March 31, 2010, the previously existing Hilton Head I, SC center was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated.

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
The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured lines of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.
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
On April 7, 2011, the Company's Board of Directors declared a $.20 cash dividend per common share payable on May 13, 2011 to each shareholder of record on April 29, 2011, and caused a $.80 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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
We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.
The following table sets forth our changes in cash flows for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	2011	2010	Change
Net cash provided by operating activities	$31,094	$28,614	$2,480
Net cash used in investing activities	(24,170)	(10,165)	(14,005)
Net cash used in financing activities	(11,896)	(18,633)	6,737
Net decrese in cash and cash equivalents	$(4,972)	$(184)	$(4,788)

Operating Activities
The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Mebane, NC center to our portfolio during the fourth quarter of 2010. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
Investing Activities
Cash flow used in investing activities was higher in the 2011 period mainly due to higher payments for additions to rental property and an increase in escrow deposits related to potential acquisitions of outlet centers. The 2011 period included the final construction of the redeveloped Hilton Head I, SC center, while the 2010 period included only the initial construction activity for the Mebane, NC center, which opened in November 2010.
Financing Activities
Cash used in financing activities was lower in the 2011 period as we received additional funding for increased construction activities in 2011. In addition, no preferred shares dividends were paid in the 2011 period as these shares were retired during the fourth quarter of 2010. This decrease was partially offset by an increase in the common dividend rate and the number of shares outstanding.

Current Developments and Dispositions
We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Supplemental Earnings Measures" - "Funds From Operations" in the Management's Discussion and Analysis section for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or FFO.
WHOLLY OWNED CURRENT DEVELOPMENTS
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of April 27, 2011, the 177,000 square foot center had leases signed or out for signature on 94% of the leasable square feet. In addition, the property features four pad sites, three of which are currently leased. The total incremental cost for the redeveloped center, including development and leasing costs, are expected to be approximately $43.0 million.
Commitments to complete construction of our redevelopment and other capital expenditure requirements amounted to approximately $5.0 million at March 31, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
Potential Acquisitions and Future Developments
On April 28, 2011, the Federal Trade Commission (“FTC”) issued a release announcing that Simon Property Group, Inc. (“Simon”) has filed an application for approval of the divestiture of its outlet center located in Jeffersonville, Ohio to the Operating Partnership and that it is accepting public comments on the application until May 30, 2011. Simon has requested a decision on the application by the FTC by June 24, 2011. The Operating Partnership has signed an agreement to purchase the Jeffersonville outlet center from Simon. The closing of the transaction is subject to FTC approval as well as other customary conditions.

On May 6, 2011, the Operating Partnership entered into agreements with OCF Holdings LLC, Cordish AC-1 Associates LLC, Cordish AC-2 Associates LLC and Atlantic City Associates Number Three Manager LLC (the "Agreements") to acquire substantially all of the economic interests in two outlet centers representing approximately 694,000 square feet for a combined purchase price of approximately $125.0 million in cash and the assumption of indebtedness of approximately $75.0 million. The debt being assumed consists of three mortgages with various lenders that bear interest at fixed rates ranging from 5.14% to 7.65% per annum and have maturity dates ranging from 2016 to 2026. The centers are located in Atlantic City, New Jersey and Ocean City Maryland. The Operating Partnership paid a cash deposit of approximately $11.8 million on May 9, 2011 to secured its obligations under the Agreements, which will be credited against the purchase price for these interests at closing. The closing for both properties, which is subject to approval by the current mortgage holders, is expected to take place during the third quarter of 2011.

We are currently negotiating the purchase of or have entered into agreements for other potential acquisitions. These centers, together with the potential acquisitions discussed above, in aggregate, have an associated potential purchase price of approximately $489.0 million, which includes the assumption of up to approximately $291.0 million in indebtedness, representing up to an aggregate of approximately 1.9 million square feet.  While we have negotiated and signed a number of contracts on these potential acquisitions, the closing of these acquisitions are subject to a number of conditions, including the completion of due diligence in some cases, the receipt of regulatory or lender approvals in other cases or the completion of the negotiations in others. As such, there can be no assurance that we will ultimately close on any of these transactions.
As of the date of this filing, we are in the initial study period for three potential new development sites located in League City (Houston), Texas; Scottsdale, Arizona and West Phoenix, Arizona. There can be no assurance that these sites will ultimately be developed.
We expect that these acquisition and development projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also require additional funding from other sources of capital, such as collateralized construction loans or public debt and equity offerings. We may also consider the use of additional operational or developmental joint ventures.
UNCONSOLIDATED JOINT VENTURES
Riocan Canadian Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 15 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis. There can be no assurance that the joint venture will be consummated, or even if the joint venture is consummated that the current plans of the joint venture will be realized.
Financing Arrangements
At March 31, 2011, 100% of our outstanding debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $400.0 million. All unsecured lines of credit have an expiration date of November 29, 2013 with an option for a one year extension.
We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. We have no significant debt maturities until November 2013 when our unsecured lines of credit expire. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2011.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured, lines of credit or invested in short-term money market or other suitable instruments.
We believe our current balance sheet position is financially sound; however, due to the uncertainty in and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist in the future to fund any or all of our potential acquisitions, developments or upcoming debt maturities.
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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60	42%
Total secured debt to adjusted total assets	<40	—%
Total unencumbered assets to unsecured debt	>135	238%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of March 31, 2011 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$1.3	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.5	$24.8
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of March 31, 2011 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,761	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,375	12/18/2012	Libor + 3.00%

(1)
The Deer Park mortgages have a one-year extension options which are exercisable in May 2011, subject to certain qualifications. Based on the current cash flows and occupancy rate, the joint ventures would not qualify for the one-year extension option and are currently negotiating with the lending institution to refinance the existing loans. If the joint ventures are unable to extend or refinance the loans, each joint venture partner may be required to make a material capital contribution.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our 2010 Annual Reports on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2011.

RELATED PARTY TRANSACTIONS
As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing and marketing fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three months ended March 31, 2011 and 2010, respectively, we recognized the following fees (in thousands):

	Three Months Ended March 31,
	2011	2010
Fee:
Management and leasing	$505	$464
Marketing	44	41
Total Fees	$549	$505
Tanger Family Limited Partnership is a related party which holds a limited partnership interest in and is the noncontrolling interest of the Operating Partnership. The only material related party transaction with the Tanger Family Limited Partnership is the payment of quarterly distributions of earnings which were $2.4 million and $2.3 million for the three months ended March 31, 2011 and 2010 respectively.
During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 1, the Tanger Family Limited Partnership is the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, is John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he is now considered a related party. However, Mr. Vernon has neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.
Fees paid to the Vernon Law Firm were approximately $417,000 and $457,000 for the three months ended March 31, 2011 and 2010. In addition, as of March 31, 2011 and December 31, 2010, there were $290,000 and $0, respectively, outstanding in accounts payable and accrued expenses for amounts owed the Vernon Law Firm.
The Tanger family has informed the Company of their intention to dissolve the Tanger Family Limited Partnership in connection with the settling of the estate of our founder, Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership currently owned by the Tanger Family Limited Partnership would be distributed to the individual beneficial owners of the Tanger Family Limited Partnership, who are primarily the descendants of Stanley Tanger (including Steven Tanger, our Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such holder would then become a limited partner of the Operating Partnership, and each such partner would have the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one unit for four Company common shares, and will continue to have rights which may require the Company to register the shares with the SEC for sale under the Securities Act of 1933, as amended. The Company anticipates that some of the individuals will request that some or all of their Operating Partnership units be exchanged for the Company's common shares and to request the Company to register such shares for sale.  At this time, our Chief Executive Officer has not indicated any present intention to exchange the Operating Partnership Units that he will receive upon the dissolution of the Tanger Family Limited Partnership.

SUPPLEMENTAL EARNINGS MEASURES
Funds From Operations
Funds from Operations ("FFO") represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate and after adjustments for unconsolidated partnerships and joint ventures.
FFO is intended to exclude historical cost depreciation of real estate as required by Generally Accepted Accounting Principles ("GAAP") which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.
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

Below is a reconciliation of net income to FFO for the three months ended March 31, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended March 31,
	2011	2010
FUNDS FROM OPERATIONS
Net income	$10,817	$3,003
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	—	53
Depreciation and amortization uniquely significant to real estate - wholly-owned	17,807	26,359
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,306	1,265
Funds from operations (FFO)	29,930	30,680
Preferred share dividends	—	(1,406)
Allocation of FFO to participating securities	(310)	(268)
Funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$29,620	$29,006
Weighted average common shares outstanding (1) (2)	92,685	92,369
Funds from operations per share	$0.32	$0.31
Weighted average Operating Partnership units outstanding (1)	23,171	23,092
Funds from operations per unit	$1.28	$1.26

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.
Adjusted Funds From Operations
We present Adjusted Funds From Operations ("AFFO") as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
Below is a reconciliation of FFO to AFFO for the three months ended March 31, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended March 31,
	2011	2010
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$29,930	$30,680
Adjusted for non-core items:
Acquisition costs	567	—
Abandoned development costs	158	—
Impairment charges	—	735
Gain on sale of outparcel	—	(161)
Demolition costs of Hilton Head I, South Carolina	—	58
Adjusted funds from operations (AFFO)	30,655	31,312
Preferred share dividends	—	(1,406)
Allocation of AFFO to participating securities	(317)	(273)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership.	$30,338	$29,633
Weighted average common shares outstanding (1) (2)	92,685	92,369
Adjusted funds from operations per share	$0.33	$0.32
Weighted average Operating Partnership units outstanding (1)	23,171	23,092
Adjusted funds from operations per unit	$1.31	$1.28

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2011, we have approximately 1.7 million square feet, or 18%, of our wholly-owned portfolio coming up for renewal. During the first three months of 2011, we renewed approximately 55% of this space at a 16% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 336,000 square feet at a 50% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8.2% of our square feet or 5.1% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of March 31, 2011 and 2010, respectively, occupancy at our wholly-owned centers was 97% and 95%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2011, we were not a party to any interest rate protection agreements.
As of March 31, 2011, approximately 23% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $1.7 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior notes, senior exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at March 31, 2011 and December 31, 2010 was $771.1 million and $770.1 million, respectively, and its recorded value was $721.0 million and $714.6 million, respectively. A 1% increase from prevailing interest rates at March 31, 2011 and December 31, 2010 would result in a decrease in fair value of total debt of approximately $35.0 million and $35.4 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures
Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Reports on Form 10-K for the year ended December 31, 2010.

Item 5. Other Information

See Note 19 of the Notes to the Consolidated Financial Statements in this Report on Form 10-Q and the section titled "Potential Acquisitions and Future Developments" in the Management's Discussion and Analysis Section for discussion of the entry into agreements to acquire substantially all of the economic interests in two existing outlet centers in Atlantic City, New Jersey and Ocean City, Maryland.

Item 6. Exhibits

10.1	Form of Share Option Between Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership and certain employees.

12.1	Company's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 9, 2011

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President, Treasurer & Assistant Secretary

Exhibit Index

Exhibit No.	Description

10.1	Form of Share Option Agreement

12.1	Company's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.