Form 10-Q/A
period 2011-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2011-05-20
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1

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

As of April 28, 2011, there were 81,311,041 shares of Tanger Factory Outlet Centers, Inc. common stock outstanding, $.01 par value.

Explanatory Note
This Quarterly Report on Form 10-Q/A (the “Amendment”) amends Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in our Form 10-Q for the quarter ended March 31, 2011, originally filed with the U.S. Securities and Exchange Commission on May 9, 2011 (the “Original Form 10-Q”), solely to correct an error on Page 32 of the Original Form 10-Q under the caption “Potential Acquisitions and Future Developments”. The paragraph disclosing information related to potential acquisitions incorrectly stated in aggregate, the potential amount of indebtedness that may be assumed as approximately $291.0 million. This amount has been revised in the Amendment and correctly stated as approximately $198.0 million.
No other changes have been made to the Form 10-Q. Information included in this Amendment is stated as of March 31, 2011, and does not reflect any subsequent events occurring after the filing of the Original Form 10-Q.

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

We are currently negotiating the purchase of or have entered into agreements for other potential acquisitions. These centers, together with the potential acquisitions discussed above, in aggregate, have an associated potential purchase price of approximately $489.0 million, which includes the assumption of up to approximately $198.0 million in indebtedness, representing up to an aggregate of approximately 1.9 million square feet.  While we have negotiated and signed a number of contracts on these potential acquisitions, the closing of these acquisitions are subject to a number of conditions, including the completion of due diligence in some cases, the receipt of regulatory or lender approvals in other cases or the completion of the negotiations in others. As such, there can be no assurance that we will ultimately close on any of these transactions.
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

Item 6. Exhibits

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
DATE: May 20, 2011

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