Form 10-Q
period 2011-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2011-08-09
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 2, 2011, there were 85,916,070 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
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
The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. Prior to June 1, 2011, The Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").
As of June 30, 2011, the Company, through its ownership of the GP Trust and LP Trust, owned 20,329,018 units of the Operating Partnership and the Family Limited Partners collectively owned 3,033,305 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.
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
Noncontrolling interests, shareholder's equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Family Limited Partners are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.
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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Rental property
Land	$144,329	$141,577
Buildings, improvements and fixtures	1,560,920	1,411,404
Construction in progress	3,367	23,233
	1,708,616	1,576,214
Accumulated depreciation	(477,687)	(453,145)
Rental property, net	1,230,929	1,123,069
Cash and cash equivalents	18,438	5,758
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	4,592	6,386
Deferred lease costs and other intangibles, net	51,573	29,317
Deferred debt origination costs, net	6,783	7,593
Prepaids and other assets	55,274	44,088
Total assets	$1,367,589	$1,216,934
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,386 and $2,594 respectively)	$554,644	$554,616
Senior, unsecured bridge loan	150,000	—
Unsecured lines of credit	182,000	160,000
Total debt	886,644	714,616
Construction trade payables	27,333	31,831
Accounts payable and accrued expenses	27,129	31,594
Other liabilities	16,170	16,998
Total liabilities	957,276	795,039
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 81,316,070 and 80,996,068 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	813	810
Paid in capital	607,756	604,359
Accumluated distributions in excess of net income	(253,213)	(240,024)
Accumulated other comprehensive income	1,683	1,784
Equity attributable to Tanger Factory Outlet Centers, Inc.	357,039	366,929
Equity attributable to noncontrolling interests in Operating Partnership	53,274	54,966
Total equity	410,313	421,895
Total liabilities and equity	$1,367,589	$1,216,934
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three month ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Base rentals	$48,393	$43,968	$94,612	$87,465
Percentage rentals	1,137	1,048	2,528	2,353
Expense reimbursements	20,616	18,429	41,821	37,948
Other income	1,955	1,850	3,879	3,571
Total revenues	72,101	65,295	142,840	131,337
Expenses
Property operating	23,765	21,758	47,873	44,107
General and administrative	7,185	5,963	13,952	11,429
Acquisition costs	974	—	1,541	—
Abandoned development costs	—	365	158	365
Impairment charges	—	—	—	735
Depreciation and amortization	17,858	17,109	35,823	43,583
Total expenses	49,782	45,195	99,347	100,219
Operating income	22,319	20,100	43,493	31,118
Interest expense	(10,713)	(7,951)	(21,038)	(15,899)
Loss on early extinguishment of debt	—	(563)	—	(563)
Loss on termination of derivatives	—	(6,142)	—	(6,142)
Income before equity in losses of unconsolidated joint ventures and discontinued operations	11,606	5,444	22,455	8,514
Equity in losses of unconsolidated joint ventures	(764)	(51)	(796)	(119)
Income from continuing operations	10,842	5,393	21,659	8,395
Discontinued operations	—	(1)	—	—
Net income	10,842	5,392	21,659	8,395
Noncontrolling interests	(1,420)	(524)	(2,839)	(734)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$9,422	$4,868	$18,820	$7,661

Basic earnings per common share:
Income from continuing operations	$0.11	$0.04	$0.23	$0.06
Net income	$0.11	$0.04	$0.23	$0.06
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.04	$0.23	$0.06
Net income	$0.11	$0.04	$0.23	$0.06

Dividends paid per common share	$0.2000	$0.1938	$0.3938	$0.3850
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$21,659	$8,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	35,823	43,670
Impairment charges (including discontinued operations)	—	735
Loss on termination of derivatives	—	6,142
Gain on sale of outparcels of land	—	(161)
Amortization of deferred financing costs	948	657
Loss on early extinguishment of debt	—	563
Equity in losses of unconsolidated joint ventures	796	119
Share-based compensation expense	3,618	2,682
Amortization of debt (premiums) and discount, net	45	(219)
Distributions of cumulative earnings from unconsolidated joint ventures	156	414
Net accretion of market rent rate adjustment	(357)	(381)
Straight-line base rent adjustment	(2,033)	(1,402)
Changes in other assets and liabilities:
Other assets	4,295	2,250
Accounts payable and accrued expenses	(5,081)	(9,423)
Net cash provided by operating activities	59,869	54,041
INVESTING ACTIVITIES
Additions to rental property	(30,031)	(26,692)
Acquisition of rental property	(134,000)	—
Termination payments related to derivatives	—	(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	444	536
Increases in escrow deposits	(13,089)	—
Net proceeds from the sale of real estate	724	602
Additions to deferred lease costs	(6,166)	(1,969)
Net cash used in investing activities	(182,118)	(33,665)
FINANCING ACTIVITIES
Cash dividends paid	(32,009)	(33,962)
Distributions to noncontrolling interest in Operating Partnership	(4,776)	(4,671)
Proceeds from debt issuances	306,850	485,230
Repayments of debt	(135,030)	(465,000)
Additions to deferred financing costs	(149)	(2,486)
Proceeds from exercise of options	43	699
Net cash provided by (used in) financing activities	134,929	(20,190)
Net increase in cash and cash equivalents	12,680	186
Cash and cash equivalents, beginning of period	5,758	3,267
Cash and cash equivalents, end of period	$18,438	$3,453
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Rental property
Land	$144,329	$141,577
Buildings, improvements and fixtures	1,560,920	1,411,404
Construction in progress	3,367	23,233
	1,708,616	1,576,214
Accumulated depreciation	(477,687)	(453,145)
Rental property, net	1,230,929	1,123,069
Cash and cash equivalents	18,366	5,671
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	4,592	6,386
Deferred lease costs and other intangibles, net	51,573	29,317
Deferred debt origination costs, net	6,783	7,593
Prepaids and other assets	54,942	43,717
Total assets	$1,367,185	$1,216,476
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,386 and $2,594, respectively)	$554,644	$554,616
Senior, unsecured bridge loan	150,000	—
Unsecured lines of credit	182,000	160,000
Total debt	886,644	714,616
Construction trade payables	27,333	31,831
Accounts payable and accrued expenses	26,725	31,136
Other liabilities	16,170	16,998
Total liabilities	956,872	794,581
Commitments and contingencies
Partners' Equity
General partner	5,070	5,221
Limited partners	403,612	414,926
Accumulated other comprehensive income	1,631	1,748
Total partners' equity	410,313	421,895
Total liabilities and partners' equity	$1,367,185	$1,216,476
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended, June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Base rentals	$48,393	$43,968	$94,612	$87,465
Percentage rentals	1,137	1,048	2,528	2,353
Expense reimbursements	20,616	18,429	41,821	37,948
Other income	1,955	1,850	3,879	3,571
Total revenues	72,101	65,295	142,840	131,337
Expenses
Property operating	23,765	21,758	47,873	44,107
General and administrative	7,185	5,963	13,952	11,429
Acquisition costs	974	—	1,541	—
Abandoned development costs	—	365	158	365
Impairment charges	—	—	—	735
Depreciation and amortization	17,858	17,109	35,823	43,583
Total expenses	49,782	45,195	99,347	100,219
Operating income	22,319	20,100	43,493	31,118
Interest expense	(10,713)	(7,951)	(21,038)	(15,899)
Loss on early extinguishment of debt	—	(563)	—	(563)
Loss on termination of derivatives	—	(6,142)	—	(6,142)
Income before equity in losses of unconsolidated joint ventures and discontinued operations	11,606	5,444	22,455	8,514
Equity in losses of unconsolidated joint ventures	(764)	(51)	(796)	(119)
Income from continuing operations	10,842	5,393	21,659	8,395
Discontinued operations	—	(1)	—	—
Net income	10,842	5,392	21,659	8,395
Net income available to limited partners	10,731	5,351	21,437	8,338
Net income available to general partner	$111	$41	$222	$57

Basic earnings per common unit:
Income from continuing operations	$0.46	$0.17	$0.92	$0.23
Net income	$0.46	$0.17	$0.92	$0.23
Diluted earnings per common unit:
Income from continuing operations	$0.46	$0.17	$0.91	$0.23
Net income	$0.46	$0.17	$0.91	$0.23

Distribution paid per common unit	$0.800	$0.775	$1.575	$1.540
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$21,659	$8,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	35,823	43,670
Impairment charge (including discontinued operations)	—	735
Loss on termination of derivatives	—	6,142
Loss on early extinguishment of debt	—	563
Gain on sale of outparcels of land	—	(161)
Amortization of deferred financing costs	948	657
Equity in losses of unconsolidated joint ventures	796	119
Equity-based compensation expense	3,618	2,682
Amortization of debt premiums and discount, net	45	(219)
Distributions of cumulative earnings from unconsolidated joint ventures	156	414
Net accretion of market rent rate adjustment	(357)	(381)
Straight-line base rent adjustment	(2,033)	(1,402)
Changes in other assets and liabilities:
Other assets	4,256	2,319
Accounts payable and accrued expenses	(5,027)	(9,445)
Net cash provided by operating activities	59,884	54,088
INVESTING ACTIVITIES
Additions to rental property	(30,031)	(26,692)
Acquisition of rental property	(134,000)	—
Termination payments related to derivatives	—	(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	444	536
Increase in escrow deposits	(13,089)	—
Net proceeds from the sale of real estate	724	602
Additions to deferred lease costs	(6,166)	(1,969)
Net cash used in investing activities	(182,118)	(33,665)
FINANCING ACTIVITIES
Cash distributions paid	(36,785)	(38,633)
Proceeds from debt issuances	306,850	485,230
Repayments of debt	(135,030)	(465,000)
Additions to deferred financing costs	(149)	(2,486)
Proceeds from exercise of options	43	699
Net cash provided by (used in) financing activities	134,929	(20,190)
Net increase in cash and cash equivalents	12,695	233
Cash and cash equivalents, beginning of period	5,671	3,214
Cash and cash equivalents, end of period	$18,366	$3,447
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2011, we owned and operated 33 outlet centers, with a total gross leasable area of approximately 9.8 million square feet. We also operated and had partial ownership interests in 2 outlet centers totaling approximately 949,000 square feet.
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
The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, the Tanger GP Trust and the Tanger LP Trust. The Tanger GP Trust controls the Operating Partnership as its sole general partner. The Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

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

Certain amounts in the consolidated balances sheet as of December 31, 2010 have been reclassified to conform with the presentations made as of June 30, 2011 related to deferred lease and intangible costs, net and deferred debt origination costs, net. These reclassifications had no impact on previously reported total assets.
3. Development of Rental Properties
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of June 30, 2011, the 177,000 square foot center was 96% occupied. In addition, the property features four pad sites, three of which are currently leased.
Commitments to complete construction of our redevelopment and other capital expenditure requirements amounted to approximately $4.1 million at June 30, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
Interest costs capitalized during the three months ended June 30, 2011 and 2010 amounted to $8,000 and $313,000, respectively, and for the six months ended June 30, 2011 and 2010 amounted to $238,000 and $513,000, respectively.

4. Acquisition of Rental Property
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, Ohio, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group, for a cash price of $134.0 million.  The acquisition was funded by amounts available under our senior, unsecured bridge loan.

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of June 28, 2011, the date of acquisition and the weighted average amortization period by major intangible asset class:

	Value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$2,752
Buildings, improvements and fixtures	109,843
Deferred lease costs and other intangibles
Above/below market lease value, net	1,958	7.2
Lease in place value	8,224	3.7
Tenant relationships	10,029	7.8
Lease and legal costs	1,194	4.9
Total deferred lease costs and other intangibles	21,405
Net assets acquired	$134,000

There was no contingent consideration associated with this acquisition.  We incurred approximately $563,000 in third-party acquisition related costs for the Jeffersonville acquisition which were expensed as incurred.  The revenues and earnings from Jeffersonville from the acquisition date through to June 30, 2011, as well as the pro forma operating results for periods prior to the acquisition date, are not provided because the acquisition was not material to our results of operations.

5. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of June 30, 2011 and December 31, 2010 aggregated $4.6 million and $6.4 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At June 30, 2011, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$0.1	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.3	$24.3
Other			—	$0.2	$—
(1) Includes a 29,253 square foot warehouse adjacent to the shopping center with a mortgage note of approximately $2.3 million.
These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.
The following management, leasing and marketing fees were recognized from services provided to Wisconsin Dells and Deer Park for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fee:
Management and leasing	$469	$471	$973	$935
Marketing	44	39	88	80
Total Fees	$513	$510	$1,061	$1,015
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
Deer Park
On May 17, 2011, construction mortgage and mezzanine loans to the joint ventures in the aggregate principal amount of $269.3 million matured. As the joint venture did not qualify for the one-year extension options under the loans, Deer Park was given notices of default on behalf of the various lenders, who have also demanded default interest which is being accrued at a weighted average default interest rate of 9.2% on the outstanding loan balances based on current interest rates. Deer Park is currently in negotiations with the administrative agent bank of the lender group to negotiate new financing terms for the property.

We and our two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate subsequent to maturity or if the then applicable floating interest rates on the loans were significantly higher. We and our joint venture partners have each, jointly and severally, guaranteed completion of the construction of Deer Park.
We currently estimate that there is approximately $11.0 million of additional construction and tenant improvements required at Deer Park. The cash and cash equivalents balance at Deer Park as of June 30, 2011 was $11.6 million. The total amount of interest accrued at Deer Park as of June 30, 2011 was $4.2 million.
If the joint venture is unable to successfully extend or refinance the loans, each joint venture partner may be required to make a material capital contribution to pay for the remaining construction costs and/or shortfalls in interest payments to the extent that the joint venture is unable to pay them.

Galveston/Houston

On June 30, 2011, we announced the formation of a 50/50 joint venture agreement with Simon Property Group, Inc. for the development, construction, leasing and management of a Tanger Outlet Center south of Houston in Texas City, Texas. When completed, the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet.

National Harbor

On May 23, 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development, management, construction, leasing and management of Tanger Outlets at National Harbor. When completed, the 350,000 square foot Tanger Outlets at National Harbor will feature 80 brand name and designer outlet stores.

Investment and Variable Interest Entity Evaluations
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
As previously discussed in this note, Deer Park was given notices of default related to the joint venture's loans. Deer Park is currently in negotiations with the administrative agent bank of the lender group to negotiate new financing terms for the property. As of June 30, 2011, we do not believe that our $108,000 equity investment is impaired because we believe that ultimately a resolution will be reached between the lender group and Deer Park.

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

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of June 30, 2011 was approximately $108,000. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Deer Park. Our maximum exposure consists of the following components: our investment, our completion guarantee which is currently estimated to be up to $11.0 million and our other operating performance guarantees.
Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of June 30, 2011	As of December 31, 2010
Assets
Investment properties at cost, net	$284,076	$283,902
Cash and cash equivalents	15,682	13,838
Deferred lease costs, net	2,877	2,563
Deferred debt origination costs, net	970	1,427
Prepaids and other assets	8,555	6,291
Total assets	$312,160	$308,021
Liabilities and Owners' Equity
Mortgages payable	$293,534	$294,034
Construction trade payables	6,034	341
Accounts payable and other liabilities	6,937	4,810
Total liabilities	306,505	299,185
Owners' equity	5,655	8,836
Total liabilities and owners' equity	$312,160	$308,021

	Three Months Ended		Six Months Ended
Summary Statements of Operations -	June 30,		June 30,
Unconsolidated Joint Ventures	2011	2010	2011	2010
Revenues	$9,752	$9,261	$19,314	$18,535
Expenses
Property operating	4,473	4,200	8,574	8,410
General and administrative	(131)	72	56	359
Depreciation and amortization	3,627	3,546	7,238	7,043
Total expenses	7,969	7,818	15,868	15,812
Operating income	1,783	1,443	3,446	2,723
Interest expense	4,126	1,717	5,929	3,391
Net loss	$(2,343)	$(274)	$(2,483)	$(668)

The Company and Operating Partnership's share of:
Net loss	$(764)	$(51)	$(796)	$(119)
Depreciation (real estate related)	$1,336	$1,280	$2,642	$2,545

6. Discontinued Operations
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
Summary of results of operations for the property whose results of operations are considered discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$—	$175	$—	$352
Total expenses	—	176	—	352
Discontinued operations	$—	$(1)	$—	$—

7. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $400.0 million. As of June 30, 2011 and December 31, 2010, the Operating Partnership had $182.0 million and $160.0 million, respectively, outstanding in total on these lines.
The Company also guarantees the Operating Partnership's obligation with respect to the $150.0 million senior, unsecured bridge loan which closed on June 27, 2011.

In addition, the Company also guarantees the Operating Partnership's obligations with respect to its $7.0 million of outstanding senior exchangeable notes due in 2026. The Operating Partnership exercised its option to redeem all of the senior exchangeable notes outstanding by issuing a redemption notice on July 18, 2011 for all outstanding notes on August 18, 2011, the five year anniversary of the issuance of the notes. Noteholders have until August 16, 2011 to exercise their exchange rights and may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess.
8. Debt of the Operating Partnership
As of June 30, 2011 and December 31, 2010, the debt of the Operating Partnership consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Senior, unsecured notes:
6.15% Senior notes, maturing November 2015, net of discount of $464 and $510, respectively	$249,536	$249,490
3.75% Senior exchangeable notes, maturing August 2026, net of discount of $20 and $103, respectively	7,010	7,107
6.125% Senior notes, maturing June 2020, net of discount of $1,902 and $1,981, respectively	298,098	298,019
Senior, unsecured bridge loan, 1.79% (1)	150,000	—
Unsecured lines of credit with a weighted average interest rates of 2.14% and 2.16%, respectively (2)	182,000	160,000
	$886,644	$714,616
(1)    Our senior, unsecured bridge loan bears interest at a rate of LIBOR + 1.60% and has an initial maturity date of September 26, 2011. At our discretion we may extend the maturity to June 22, 2012 by exercising each of the three ninety-day extension options.

(2)    Our unsecured lines of credit as of June 30, 2011 bear interest at a rate of LIBOR + 1.90% and expire in November 2013. These lines require a facility fee payment of 0.40% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.
Debt Maturities
Maturities of the existing long-term debt as of June 30, 2011 are as follows (in thousands):

Year	Amount
2011 (1)	$157,030
2012	—
2013	182,000
2014	—
2015	250,000
Thereafter	300,000
Subtotal	889,030
Discounts	(2,386)
Total	$886,644
(1) On July 18, 2011, we issued a redemption notice for the remaining 7.0 million outstanding 3.75%
senior exchangeable notes. These notes, with an original maturity of August 2026, will be redeemable on August 18, 2011. Holders of the notes will have until August 16, 2011 to exercise their exchange rights.

9. Shareholders' Equity of the Company
The Company's Board of Directors declared a 2 for 1 split of the Company's common shares on January 13, 2011, effective in the form of a share dividend, payable on January 24, 2011. The Company retained the current par value of $0.01 per share on all common shares. All references to the number of shares outstanding, per share amounts and share options data of the Company's common shares have been restated to reflect the effect of the split for all periods presented. Shareholders' equity as of December 31, 2010 reflects the split by reclassifying from additional paid in capital to common shares an amount equal to the par value of the additional shares arising from the split. While the number of Operating Partnership units did not change as a result of the split, each Operating Partnership unit owned by the Family Limited Partners is now exchangeable for four of the Company's common shares. Prior to the 2011 split, the exchange ratio was one unit for two common shares.
Changes in Equity
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to common shareholders and equity attributable to noncontrolling interests:

						Noncontrolling
			Distributions	Accumulated other	Total	interest in
	Common	Paid in	in excess	comprehensive	shareholders'	Operating	Total
	shares	capital	of earnings	income	equity	Partnership	equity
December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$421,895
Comprehensive income:
Net income	—	—	18,820	—	18,820	2,839	21,659
Other comprehensive income (loss)	—	—	—	(101)	(101)	(16)	(117)
Total comprehensive income	—	—	18,820	(101)	18,719	2,823	21,542
Compensation under Incentive Award Plan	—	3,618	—	—	3,618	—	3,618
Grant of 312,400 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—
Issuance of 4,500 common shares upon exercise of options	—	43	—	—	43	—	43
Issuance of 2,232 common shares upon exchange of senior, exchangeable notes	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(261)	—	—	(261)	261	—
Common dividends ($.3938 per share)	—	—	(32,009)	—	(32,009)	—	(32,009)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(4,776)	(4,776)
June 30, 2011	$813	$607,756	$(253,213)	$1,683	$357,039	$53,274	$410,313

10. Partners' Equity of the Operating Partnership
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. At June 30, 2011 and December 31, 2010, the ownership interests of the Operating Partnership consisted of the following:

	June 30, 2011	December 31, 2010
Common units:
General partner	237,000	237,000
Limited partners	23,125,323	23,045,322
Total common units	23,362,323	23,282,322

11. Other Comprehensive Income of the Company
Total comprehensive income for the three and six months months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,842	$5,392	21,659	$8,395
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(82)	(78)	(163)	(154)
Reclassification adjustment for settlement of interest rate swap agreements	—	6,142	—	6,142
Change in fair value of cash flow hedges	—	2,053	—	2,905
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	3	46	(36)
Other comprehensive income (loss)	(82)	8,120	(117)	8,857
Total comprehensive income	10,760	13,512	21,542	17,252
Comprehensive income attributable to the noncontrolling interests	(1,409)	(1,591)	(2,823)	(1,898)
Total comprehensive income attributable to the Company	$9,351	$11,921	18,719	$15,354

12. Other Comprehensive Income of the Operating Partnership
Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,842	$5,392	$21,659	$8,395
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(82)	(78)	(163)	(154)
Reclassification adjustment for settlement of interest rate swap agreements	—	6,142	—	6,142
Change in fair value of cash flow hedges	—	2,053	—	2,905
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	3	46	(36)
Other comprehensive income (loss)	(82)	8,120	(117)	8,857
Total comprehensive income	$10,760	$13,512	$21,542	$17,252

13. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first six months of 2011, the Company's Board of Directors approved grants of 324,000 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $25.245 to $26.85 per share and was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Plan. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.
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

We recorded share-based compensation expense in our statements of operations for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted shares	$1,266	$1,006	$2,533	$1,965
Notional unit performance awards	507	450	1,013	717
Options	47	—	72	—
Total share-based compensation	$1,820	$1,456	$3,618	$2,682

Options outstanding at June 30, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted-average exercise price	Weighted-average remaining contractual life in years	Options	Weighted-average exercise price
$9.6900	10,000	$9.69	2.83	10,000	$9.69
$9.7075	93,700	9.71	2.83	93,700	9.71
$11.8125	12,000	11.81	3.34	12,000	11.81
$26.0600	185,000	26.06	9.66	—	—
	300,700	$19.85	7.05	115,700	$9.92

A summary of option activity under our Amended and Restated Incentive Award Plan as of June 30, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	120,200	$9.92
Granted	191,500	26.06
Exercised	(4,500)	9.71
Forfeited	(6,500)	26.06
Outstanding as of June 30, 2011	300,700	$19.85	7.05	$1,945

Vested and Expected to Vest as of
June 30, 2011	259,905	$18.88	6.64	$1,934

Exercisable as of June 30, 2011	115,700	$9.92	2.88	$1,897
The total intrinsic value of options exercised during the three months and six months ended June 30, 2011 was $78,000.

The following table summarizes information related to unvested restricted shares outstanding as of June 30, 2011:

Unvested Restricted Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2010	717,760	$17.95
Granted	324,000	25.44
Vested	(207,600)	17.87
Forfeited	(11,600)	17.78
Unvested at June 30, 2011	822,560	$20.92
The total value of restricted shares vested during the six months ended June 30, 2011 was $5.5 million.
As of June 30, 2011, there was $23.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expect to be recognized over a weighted-average period of 3.6 years.
14. Equity-Based Compensation of the Operating Partnership
As discussed in Note 13, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.
We recorded equity-based compensation expense in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted units	$1,266	$1,006	$2,533	$1,965
Notional unit performance awards	507	450	1,013	717
Options	47	—	72	—
Total equity-based compensation	$1,820	$1,456	$3,618	$2,682

Options outstanding at June 30, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted-average exercise price	Weighted-average remaining contractual life in years	Options	Weighted-average exercise price
$38.76	2,500	$38.76	2.83	2,500	$38.76
$38.83	23,425	38.83	2.83	23,425	38.83
$47.25	3,000	47.25	3.34	3,000	47.25
$104.24	46,250	104.24	9.66	—	—
	75,175	$79.41	7.05	28,925	$19.85

A summary of option activity under our Amended and Restated Incentive Award Plan as of June 30, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	30,050	$39.66
Granted	47,875	104.24
Exercised	(1,125)	38.83
Forfeited	(1,625)	104.24
Outstanding as of June 30, 2011	75,175	$79.41	7.05	$1,945

Vested and Expected to Vest as of
June 30, 2011	64,976	$75.51	6.64	$1,934

Exercisable as of June 30, 2011	28,925	$39.7	2.88	$1,897
The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $78,000.

The following table summarizes information related to unvested restricted units outstanding as of June 30, 2011:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2010	179,440	$71.81
Granted	81,000	101.74
Vested	(51,900)	71.47
Forfeited	(5,800)	35.57
Unvested at June 30, 2011	202,740	$83.69
The total value of restricted units vested during the six months ended June 30, 2011 was $5.5 million.

As of June 30, 2011, there was $23.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expect to be recognized over a weighted-average period of 3.6 years.

15. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share for the three and six months ended June 30, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Income from continuing operations attributable to the Company	$9,422	$4,869	$18,820	$7,661
Less applicable preferred share dividends	—	(1,407)	—	(2,813)
Less allocation of earnings to participating securities	(165)	(143)	(357)	(312)
Income from continuing operations available to common shareholders of the Company	9,257	3,319	18,463	4,536
Discontinued operations attributable to the Company	—	(1)	—	—
Net income available to common shareholders of the Company	$9,257	$3,318	$18,463	$4,536
Denominator
Basic weighted average common shares	80,483	80,206	80,418	80,133
Effect of notional units	416	—	416	—
Effect of senior exchangeable notes	131	51	131	51
Effect of outstanding options	74	86	74	98
Diluted weighted average common shares	81,104	80,343	81,039	80,282
Basic earnings per common share:
Income from continuing operations	$0.11	$0.04	$0.23	$0.06
Discontinued operations	—	—	—	—
Net income	$0.11	$0.04	$0.23	$0.06
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.04	$0.23	$0.06
Discontinued operations	—	—	—	—
Net income	$0.11	$0.04	$0.23	$0.06
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
The senior, exchangeable notes are included in the diluted earnings per share computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.83 per share.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three and six months ended June 30, 2011, respectively, 185,000 options were excluded from the computation. No options were excluded from the computation for the three and six months ended June 30, 2010.  The assumed exchange of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
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

16. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit for the three and six months ended June 30, 2011 and 2011, respectively (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
Numerator
Income from continuing operations	$10,842	$5,393	$21,659	$8,395
Less applicable preferred unit distributions	—	(1,407)	—	(2,813)
Less allocation of earnings to participating securities	(165)	(143)	(357)	(312)
Income from continuing operations available to common unitholders of the Operating Partnership	10,677	3,843	21,302	5,270
Discontinued operations	—	(1)	—	—
Net income available to common unitholders of the Operating Partnership	$10,677	$3,842	$21,302	$5,270
Denominator
Basic weighted average common units	23,154	23,085	23,138	23,067
Effect of notional units	104	—	104	—
Effect of senior exchangeable notes	32	13	32	13
Effect of outstanding options	19	21	19	24
Diluted weighted average common units	23,309	23,119	23,293	23,104
Basic earnings per common unit:
Income from continuing operations	$0.46	$0.17	$0.92	$0.23
Discontinued operations	—	—	—	—
Net income	$0.46	$0.17	$0.92	$0.23
Diluted earnings per common unit:
Income from continuing operations	$0.46	$0.17	$0.91	$0.23
Discontinued operations	—	—	—	—
Net income	$0.46	$0.17	$0.91	$0.23
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. The senior, exchangeable notes are included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect will be dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter is higher than the exchange price of $17.83 per common share.
The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the three and six months ended June 30, 2011, 46,250 options were excluded from the computation. No options were excluded from the computation for the three and six months ended June 30, 2010.
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

17.    Fair Value Measurements

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of June 30, 2011 or December 31, 2010, respectively.

The estimated fair value of our debt, consisting of senior unsecured notes, a senior, unsecured bridge loan, senior exchangeable notes and unsecured lines of credit, at June 30, 2011 and December 31, 2010, respectively, was $956.2 million and $770.1 million, respectively, and its recorded value was $886.6 million and $714.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

18. Related Party Transactions
During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 1, the Tanger Family Limited Partnership was the noncontrolling interest in the Company's consolidated financial statements through May 31, 2011. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, was John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he was considered a related party. However, Mr. Vernon had neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.
Fees paid to the Vernon Law Firm were approximately $326,000 and $278,000 for the three months ended June 30, 2011 and 2010 and $743,000 and $740,000 for the six months ended June 30, 2011 and 2010, respectively. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
Prior to its dissolution on June 1, 2011, Tanger Family Limited Partnership received quarterly distributions of earnings which were $2.4 million and $2.4 million for the three months ended June 30, 2011 and 2010 and $4.8 million and $4.7 million for the six months ended June 30, 2011 and 2010 respectively.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of the Company's founder, Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one unit for four Company common shares.

On June 14, 2011, pursuant to an existing registration rights agreement, Steven Tanger, the Company's Chief Executive Officer, made a written request of the Company to effect a registration under the Securities Act of 1933, as amended, of the Company's common shares equivalent in number to his holdings of Operating Partnership units as if exchanged in the ratio described above. This request required the Company to give notice of the pending registration to the other Family Limited Partners. Once given notice, all of the other Family Limited Partners notified the Company that they wanted common shares registered in an amount equal to their holdings of the Operating Partnership's units on an as-exchanged basis. Per the registration rights agreement, the Company must use its best efforts to register by August 12, 2011, the 12,133,220 Company common shares that are receivable upon the exchange of the Operating Partnership's units by the Family Limited Partners.

The Company anticipates that some of the Family Limited Partners will request that some or all of their Operating Partnership units be exchanged for the Company's common shares and to request the Company to register such shares for sale. At this time, the Company's Chief Executive Officer, Steven Tanger, who beneficially owns 1,136,185 Operating Partnership units, which would total 4,544,740 Company common shares on an as-exchanged basis, has not indicated any present intention to exchange the Operating Partnership units that he received upon the dissolution of the Tanger Family Limited Partnership.

19. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2011 and 2010 amounted to $27.3 million and $30.8 million, respectively.
20. Subsequent Events
Common share offering

On July 6, 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. Jefferies & Company, Inc. served as the sole underwriter for the Offering. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.3 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general operating purposes.

Acquisitions in Atlantic City, New Jersey and Ocean City, Maryland

On July 15, 2011, we announced closing on our admission as a member into three existing entities that results in our acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland). We are also under contract to purchase substantially all of the economic interests in Phase III of Atlantic City Outlets The Walk, which it currently expects to close by the end of 2011 (collectively with Phase I & II of Atlantic City Outlets The Walk and Ocean City Factory Outlets, the "Properties").

We currently estimate that the combined acquisition price of the Properties will be approximately $199.3 million, which consists of approximately $125.8 million in cash and the assumption of approximately $73.5 million of indebtedness, the cash portion of which is subject to adjustment with respect to Phase III of Atlantic City Outlets The Walk depending on the leased status of that property.

Atlantic City Outlets The Walk is comprised of approximately 491,000 square feet, built in a series of three phases, and is located across from The Boardwalk at the intersections of Atlantic, Baltic, Michigan and Arkansas Avenues. There are approximately 100 outlet stores in Atlantic City Outlets The Walk, many of whom are current tenants at Tanger Outlet Centers across the United States.

Ocean City Factory Outlets is comprised of approximately 200,000 square feet with approximately 40 outlet stores.

The cash purchase price for Phase I and II of Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit. There can be no assurance that we will ultimately close on Phase III of Atlantic City Outlets The Walk.

Redemption of Senior Exchangeable Notes
The Operating Partnership exercised its option to redeem all of the senior exchangeable notes outstanding by issuing a redemption notice on July 18, 2011 for all outstanding notes on August 18, 2011, the five year anniversary of the issuance of the notes. Noteholders have until August 16, 2011 to exercise their exchange rights and may exchange their notes for cash in an amount equal to the lesser of the exchange value and the aggregate principal amount of the notes to be exchanged, and, at our option, Company common shares, cash or a combination thereof for any excess.

Acquisition of Land in Galveston/Houston, Texas
On July 27, 2011, the joint venture with Simon Property Group, Inc. to develop a Tanger outlet center south of Houston and in Texas City, Texas acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies are scheduled for August 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors listed there through June 30, 2011.
General Overview
At June 30, 2011, our consolidated portfolio included 33 wholly owned outlet centers in 22 states totaling 9.8 million square feet compared to 31 wholly owned outlet centers in 21 states totaling 9.1 million square feet at June 30, 2010. The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000's	States
As of June 30, 2010	31	9,056	21
Center acquisition:
Jeffersonville, Ohio	1	410	1
Center redevelopment:
Hilton Head I, South Carolina	1	177	—
New center development:
Mebane, North Carolina	1	319	—
Center disposition:
Commerce I, Georgia	(1)	(186)	—
As of June 30, 2011	33	9,776	22

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2011. Except as noted, all properties are fee owned.

Location	Square	%
Wholly Owned Properties	Feet	Occupied
Riverhead, New York (1)	729,475	100
Rehoboth Beach, Delaware (1)	568,900	98
Foley, Alabama	557,228	98
San Marcos, Texas	441,929	97
Myrtle Beach Hwy 501, South Carolina	424,247	99
Sevierville, Tennessee (1)	419,038	100
Jeffersonville, Ohio	410,016	99
Myrtle Beach Hwy 17, South Carolina (1)	403,161	97
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	99
Charleston, South Carolina	352,315	93
Howell, Michigan	324,632	98
Mebane, North Carolina	318,910	100
Branson, Missouri	302,922	98
Park City, Utah	298,379	100
Locust Grove, Georgia	295,268	99
Westbrook, Connecticut	291,051	98
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	97
Lincoln City, Oregon	270,212	98
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	87
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,586	98
Fort Myers, Florida	198,950	85
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	96
Barstow, California	171,300	100
West Branch, Michigan	112,120	100
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	59,694	93
Kittery II, Maine	24,619	100
Totals	9,775,539	98 (2)

Unconsolidated Joint Ventures
Deer Park, New York (3)	684,366	88
Wisconsin Dells, Wisconsin	265,069	99

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Excludes the Hilton Head I, SC property which opened on March 31, 2011 and is not yet stabilized.

(3)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

Leasing Activity
The following table provides information for our wholly-owned centers regarding space released or renewed during the six months ended June 30, 2011 and 2010, respectively:

	2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	132	469,000	$28.26	$34.86	8.33	$24.08
Renewal	241	1,192,000	$20.23	$1.70	4.89	$19.88

	2010
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	86	323,000	$23.08	$25.84	7.12	$19.45
Renewal	208	899,000	$19.47	$0.07	4.44	$19.45
(1) Net average straight-line rentals is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010
NET INCOME
Net income increased $5.4 million in the 2011 period to $10.8 million as compared to $5.4 million for the 2010 period. The increase in net income was a result of $6.8 million increased operating revenue offset by $4.6 million of increased operating expenses, $2.7 million higher interest costs, and $0.7 million higher losses on unconsolidated joint ventures. In addition, $6.7 million of losses on debt extinguishment and termination of derivatives were recorded during the 2010 period compared to none for the same period of 2011.
BASE RENTALS
Base rentals increased $4.4 million, or 10%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property base rentals	$45,587	$43,543	$2,044
Incremental base rentals from new developments	2,458	43	2,415
Incremental base rentals from acquisition	101	—	101
Termination fees	45	167	(122)
Amortization of net above and below market rent adjustments	202	215	(13)
	$48,393	$43,968	$4,425

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
During the fourth quarter of 2010 , we opened a 319,000 square foot outlet center in Mebane, North Carolina .

During the first quarter of 2011, we completed the redevelopment of our 177,000 square foot center in Hilton Head I, South Carolina.
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group.
At June 30, 2011, the net asset representing the amount of unrecognized combined above and below market lease values totaled approximately $838,000. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.
PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $89,000, or 8%, from the 2010 period to the 2011 period. The increase in percentage rentals is directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2011 increased 4.6% to $361 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.
EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.2 million, or 12%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property expense reimbursements	$19,843	$18,320	$1,523
Incremental expense reimbursements from new developments	754	43	711
Termination fees allocated to expense reimbursements	19	66	(47)
	$20,616	$18,429	$2,187
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.
OTHER INCOME
Other income increased $105,000, or 6%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of other income from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property other income	$1,871	$1,835	$36
Incremental other income from new developments	84	15	69
	$1,955	$1,850	$105

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.0 million, or 9%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property operating expenses	$22,679	$20,968	$1,711
Incremental property operating expenses from new developments	1,086	149	937
Demolition costs related to the redevelopment of Hilton Head I, SC center	—	641	(641)
	$23,765	$21,758	$2,007
Property operating expenses incurred at existing properties during the 2011 period increased due primarily to increased advertising costs, higher property taxes where we were unsuccessful in appealing higher assessments and an increase in various common area maintenance projects throughout our portfolio, including expenses related to staffing and operating mall offices at each of our centers. In addition, a significant portion of the overall increase relates to the incremental operating costs of the Mebane, NC and Hilton Head I, SC centers. Property operating expenses in the 2010 period included approximately $641,000 of demolition costs, a non- reimbursable expense, relating to the Hilton Head I, SC center.
GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.2 million, or 20%, in the 2011 period compared to the 2010 period. This increase was mainly due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company. Also, the 2011 period included higher payroll related expenses due to the addition of new employees since July 1, 2010, including an executive vice president of operations.
ACQUISITION COSTS
During the 2011 period, we incurred costs related to the acquisitions of Jeffersonville, OH, Phase I & II of Atlantic City Outlets The Walk and Ocean City Factory Outlets, as well as due diligence costs related to other potential acquisitions. We are in the midst of completing our due diligence work and/or are subject to regulatory or lender approval on the remaining potential acquisitions. As such, there can be no assurance that we will ultimately close on these transactions.
ABANDONED DEVELOPMENT COSTS
The 2010 period includes the write-off of costs incurred related to an abandoned project in Irving, Texas.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $749,000, or 4%, in the 2011 period compared to the 2010 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property depreciation and amortization	$16,769	$17,055	$(286)
Incremental depreciation and amortization from new developments	1,089	54	1,035
	$17,858	$17,109	$749

INTEREST EXPENSE
Interest expense increased approximately $2.8 million, or 35%, in the 2011 period compared to the 2010 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $595.0 million for the 2010 period to approximately $803.8 million for the 2011 period. The higher debt levels outstanding were a result of the funding necessary for the development projects in Mebane, NC and Hilton Head I, SC, the repurchase of 3.0 million preferred shares in December 2010 and other general operating purposes.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
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
Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010
NET INCOME
Net income increased $13.3 million in the 2011 period to $21.7 million as compared to $8.4 million for the 2010 period. The increase in net income was a result of $11.5 million increased operating revenue, a $7.8 million decrease in depreciation and amortization offset by $6.3 million of increased operating expenses, $5.1 million higher interest costs, $0.7 million higher losses on unconsolidated joint ventures and $0.6 million other. In addition, $6.7 million of losses on debt extinguishment and termination of derivatives were recorded during the 2010 period compared to none for the same period of 2011.
BASE RENTALS
Base rentals increased $7.1 million, or 8%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property base rentals	$89,878	$85,987	$3,891
Incremental base rentals from new developments	4,065	301	3,764
Incremental base rentals from acquisition	101	—	101
Termination fees	211	788	(577)
Amortization of net above and below market rent adjustments	357	389	(32)
	$94,612	$87,465	$7,147

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
During the fourth quarter of 2010 , we opened a 319,000 square foot outlet center in Mebane, North Carolina .
During the first quarter of 2011, we completed the redevelopment of our 177,000 square foot center in Hilton Head I, South Carolina.

On June 28, 20011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group.
At June 30, 2011, the net asset representing the amount of unrecognized combined above and below market lease values totaled approximately $838,000. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.
PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $175,000, or 7%, from the 2010 period to the 2011 period. The increase in percentage rentals is directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended June 30, 2011 increased 4.6% to $361 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.
EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.9 million or 10%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property expense reimbursements	$40,085	$37,372	$2,713
Incremental expense reimbursements from new developments	1,623	175	1,448
Termination fees allocated to expense reimbursements	113	401	(288)
	$41,821	$37,948	$3,873
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.
OTHER INCOME
Other income increased $308,000, or 9%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of other income from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property other income	$3,678	$3,382	$296
Incremental other income from new developments	201	28	173
Gain on sale of land outparcel	—	161	(161)
	$3,879	$3,571	$308

PROPERTY OPERATING EXPENSES
Property operating expenses increased $3.8 million, or 9%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property operating expenses	$45,709	$43,007	$2,702
Incremental property operating expenses from new developments	2,164	401	1,763
Demolition costs related to the redevelopment of Hilton Head I, SC center	—	699	(699)
	$47,873	$44,107	$3,766
Property operating expenses incurred at existing properties increased due primarily to higher snow removal costs due to severe winter weather, increased advertising costs, higher property taxes where we were unsuccessful in appealing higher assessments and an increase in various common area maintenance projects throughout our portfolio including expenses related to staffing and operating mall offices at each of our centers. In addition, a significant portion of the overall increase relates to the incremental operating costs of the Mebane, NC center. Property operating expenses in the 2010 period included approximately $699,000 of demolition costs relating to the Hilton Head I, SC center.
GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $2.5 million, or 22%, in the 2011 period compared to the 2010 period. This increase was mainly due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company. Also, the 2011 period included higher payroll related expenses due to the addition of new employees since July 1, 2010, including an executive vice president of operations.
ACQUISITION COSTS
During the 2011 period, we incurred costs related to the acquisitions of Jeffersonville, OH, Phase I & II of Atlantic City Outlets The Walk and Ocean City Factory Outlets, as well as due diligence costs related to other potential acquisitions. We are in the midst of completing our due diligence work and/or are subject to regulatory or lender approval on the remaining potential acquisitions. As such, there can be no assurance that we will ultimately close on these transactions.
ABANDONED DEVELOPMENT COSTS
The abandoned development costs recorded in the 2011 period related to due diligence costs in association with a terminated option on a site in the West Phoenix, Arizona market. The 2010 period includes the write-off of costs incurred related to an abandoned project in Irving, Texas.
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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $7.8 million, or 18%, in the 2011 period compared to the 2010 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property depreciation and amortization	$34,050	$34,282	$(232)
Incremental depreciation and amortization from Mebane, NC center new development	1,773	—	1,773
Accelerated depreciation and amortization related to the redevelopment of the Hilton Head I, SC center	—	9,301	(9,301)
	$35,823	$43,583	$(7,760)
As of June 30, 2010, the previously existing Hilton Head I, SC center was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated.
INTEREST EXPENSE
Interest expense increased approximately $5.1 million, or 32%, in the 2011 period compared to the 2010 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $594.9 million for the 2010 period to approximately $800.6 million for the 2011 period. The higher debt levels outstanding were a result of the funding necessary for the development projects in Mebane, NC and Hilton Head I, SC, the repurchase of 3.0 million preferred shares in December 2010 and other general operating purposes.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
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

On July 7, 2011, the Company's Board of Directors declared a $.20 cash dividend per common share payable on August 15, 2011 to each shareholder of record on July 29, 2011, and caused a $.80 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.
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
The following table sets forth our changes in cash flows for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	2011	2010	Change
Net cash provided by operating activities	$59,884	$54,088	$5,796
Net cash used in investing activities	(182,118)	(33,665)	(148,453)
Net cash provided by (used in) financing activities	134,929	(20,190)	155,119
Net increase in cash and cash equivalents	$12,695	$233	$12,462
Cash and cash equivalents as of June 30, 2011 included proceeds from the funding of the senior, unsecured bridge loan on June 27, 2011 in excess of the funds utilized on June 28, 2011 for the purchase of the Jeffersonville, Ohio center. The excess funds were utilized during the first week of July to repay amounts outstanding under our unsecured lines of credit.

Operating Activities
The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Mebane, NC and Hilton Head I, SC centers to our portfolio subsequent to the 2010 period. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
Investing Activities
Cash flow used in investing activities was higher in the 2011 period mainly due to the acquisition of the Jeffersonville, Ohio outlet center and the completion of the Hilton Head I, SC redevelopment. In addition, the 2011 period includes increases in escrow deposits related to acquisitions which closed subsequent to June 30, 2011.

Financing Activities
Cash used in financing activities was higher in the 2011 period due to the capital necessary to purchase the Jeffersonville, OH center and complete the redevelopment of the Hilton Head I, SC mentioned above. These capital needs were funded by a $150.0 million senior, unsecured bridge loan which was funded in June 2011 and amounts available under our unsecured lines of credit.
Capital Expenditures
The following table details our capital expenditures for the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Capital expenditures analysis:
New center developments	$1,466	$22,219	$(20,753)
Center redevelopment	9,338	4,696	4,642
Major center renovations	825	—	825
Second generation tenant allowances	8,422	10,796	(2,374)
Other capital expenditures	5,483	5,616	(133)
	25,534	43,327	(17,793)

Conversion from accrual to cash basis	4,497	(16,635)	21,132
Additions to rental property-cash basis	$30,031	$26,692	$3,339

•
New center development expenditures, which includes first generation tenant allowances, decreased in the 2011 period due primarily to the completion of the Mebane, NC center which opened in November 2010.

•	Center redevelopment increased in the 2011 period due to the on-going redevelopment of our Hilton Head I, SC center which began in April 2010 and re-opened in March 2011.

•	Major center renovations increased in the 2011 period due to our on-going renovation at our Howell, Michigan center.
Current Developments and Acquisitions
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

WHOLLY OWNED CURRENT DEVELOPMENTS
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of June 30, 2011, the 177,000 square foot center was 96% occupied. In addition, the property features four pad sites, three of which are currently leased.
Commitments to complete portfolio-wide capital expenditure requirements amounted to approximately $4.1 million at June 30, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
WHOLLY OWNED AND CONSOLIDATED ACQUISITIONS
Jeffersonville, Ohio
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, Ohio from Ohio Factory Stores Partnership, a subsidiary of Simon Properties Group for $134.0 million. The acquisition was financed from amounts available under our $150.0 million senior, unsecured bridge loan. The center contains approximately 410,000 square foot outlet center and was approximately 99% occupied as of June 30, 2011.
Atlantic City, New Jersey and Ocean City, Maryland
On July 15, 2011, we announced closing on our admission as a member into three existing entities that results in it acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland). We are also under contract to purchase substantially all of the economic interests in Phase III of Atlantic City Outlets The Walk, which we currently expect to close by the end of 2011 (collectively with Phase I & II of Atlantic City Outlets The Walk and Ocean City Factory Outlets, the "Properties").
We currently estimate that the combined acquisition price of the Properties will be approximately $199.3 million, which consists of approximately $125.8 million in cash and the assumption of approximately $73.5 million of indebtedness, the cash portion of which is subject to adjustment with respect to Phase III of Atlantic City Outlets The Walk depending on the leased status of that property.
Atlantic City Outlets The Walk is comprised of approximately 491,000 square feet, built in a series of three phases, and is located across from The Boardwalk at the intersections of Atlantic, Baltic, Michigan and Arkansas Avenues. There are approximately 100 outlet stores in Atlantic City Outlets The Walk, many of whom are current tenants at Tanger Outlet Centers across the United States.

Ocean City Factory Outlets is comprised of approximately 200,000 square feet with approximately 40 outlet stores.
The cash purchase price for Phase I and II of Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit. There can be no assurance that we will ultimately close on Phase III of Atlantic City Outlets The Walk.

Potential Acquisitions and Future Developments
We are currently negotiating the purchase of or have entered into agreements for other potential acquisitions. The closing of these acquisitions are subject to a number of conditions, including the completion of due diligence in some cases, the receipt of lender approvals and the completion of the negotiations in others. As such, there can be no assurance that we will ultimately close on any of these transactions.
As of the date of this filing, we are in the initial study period for two potential new development sites located in Scottsdale, Arizona and West Phoenix, Arizona. There can be no assurance that these sites will ultimately be developed.
We expect that these acquisition and development projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also require additional funding from other sources of capital, such as collateralized construction loans or public debt and equity offerings. We may also consider the use of additional operational or developmental joint ventures.
UNCONSOLIDATED JOINT VENTURES
Riocan Canadian Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Subsequently, in July 2011, we finalized and executed the co-ownership documentation related to the joint venture. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 12 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis. There can be no assurance that the joint venture will be consummated, or even if the joint venture is consummated that the current plans of the joint venture will be realized.

National Harbour Joint Venture

In June 2011, we announced the entrance into an agreement to form an exclusive joint venture with The Peterson Companies for the development, management and leasing of Tanger Outlets at National Harbor. National Harbor, the Washington, DC metro area's premier waterfront resort destination, includes fine restaurants, distinctive retail, office and residences, and a number of world-class hotels including the Gaylord National Resort and Convention Center. Developed by The Peterson Companies, National Harbor comprises 350 acres of prime real estate along the scenic Potomac River in Prince George's County, MD. It is anticipated that the joint venture will develop an approximately 40 acre parcel at National Harbor offering easy access to I-495, I-95, I-295 and the Woodrow Wilson Bridge. The resulting Tanger Outlet Center is expected to house approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet.

The joint venture will be co-owned by The Peterson Companies and us and will be branded as Tanger Outlets at National Harbor.  We and The Peterson Companies will jointly provide site development and construction supervision services to the venture; Tanger Outlet Centers will provide management services, leasing and marketing to the joint venture. There can be no assurance that the current plans of the joint venture will be realized.

Galveston/Houston Joint Venture

On June 30, 2011, we announced the formation of a 50/50 joint venture agreement with Simon Property Group, Inc. for the development, construction, leasing and management of a Tanger Outlet Center south of Houston in Texas City, Texas. When completed, the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet.
On July 27, 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies are scheduled for August 30, 2011.

Financing Arrangements
At June 30, 2011, 100% of our outstanding debt represented unsecured borrowings and 100% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $400.0 million. All unsecured lines of credit have an expiration date of November 29, 2013 with an option for a one year extension.
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

The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60	47%
Total secured debt to adjusted total assets	<40	—%
Total unencumbered assets to unsecured debt	>135	213%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of June 30, 2011 about various unconsolidated real estate joint ventures with operating properties in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$0.1	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.3	$24.3
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of June 30, 2011 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,761	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,375	12/18/2012	Libor + 3.00%

(1)	The Deer Park mortgages did not qualify for the associated one-year extension options which were exercisable in May 2011.
On May 17, 2011, construction mortgage and mezzanine loans to the joint ventures in the aggregate principal amount of $269.3 million matured. As the joint venture did not qualify for the one-year extension options under the loans, Deer Park was given notices of default on behalf of the various lenders, who have also demanded default interest which could be charged at a weighted average default interest rate of 9.2% on the outstanding loan balances based on current interest rates. Deer Park is currently in negotiations with the administrative agent bank of the lender group to negotiate new financing terms for the property.

The principal amount of the loans are generally non-recourse to the Company. The Company and its two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate subsequent to maturity or if the then applicable floating interest rates on the loans were significantly higher. The Company and its joint venture partners have each, jointly and severally, guaranteed completion of the construction of Deer Park.
The Company currently estimates that there is approximately $11.0 million of additional construction and tenant improvements required at Deer Park. The cash and cash equivalents balance at Deer Park as of June 30, 2011 was $11.6 million. The total amount of interest accrued at Deer Park as of June 30, 2011 was $4.2 million. In addition, we and our joint venture partners have agreed to guarantee against certain environmental and Americans with Disabilities Act ("ADA") liabilities, payment of property taxes and interest. The Company currently does not believe that there are any material liabilities under its environmental or property tax guarantees.
If the joint venture is unable to successfully extend or refinance the loans, each joint venture partner may be required to make a material capital contribution to pay for the remaining construction costs and/or shortfalls in interest payments to the extent that the joint venture is unable to pay them. In addition, any extension or refinancing of the loans may require additional capital and/or guarantees from the joint venture partners, each of whom may or may not be willing to make such capital contributions or guarantees.

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

RELATED PARTY TRANSACTIONS
As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing and marketing fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three and six months ended June 30, 2011 and 2010, respectively, we recognized the following fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fee:
Management and leasing	$469	$471	$973	$935
Marketing	44	39	88	80
Total Fees	$513	$510	$1,061	$1,015

During the third quarter of 2010, Stanley K. Tanger, our founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 1, the Tanger Family Limited Partnership was the noncontrolling interest in the Company's consolidated financial statements through May 31, 2011. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, was John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he was considered a related party. However, Mr. Vernon had neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust.
Fees paid to the Vernon Law Firm were approximately $326,000 and $278,000 for the three months ended June 30, 2011 and 2010 and $743,000 and $740,000 for the six months ended June 30, 2011 and 2010, respectively. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
Prior to its dissolution on June 1, 2011, Tanger Family Limited Partnership received quarterly distributions of earnings which were $2.4 million and $2.4 million for the three months ended June 30, 2011 and 2010 and $4.8 million and $4.7 million for the six months ended June 30, 2011 and 2010, respectively.
On June 1, 2011, Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of the Company's founder, Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one unit for four Company common shares. On June 14, 2011, pursuant to an existing registration rights agreement, Steven Tanger, the Company's Chief Executive Officer, made a written request of the Company to effect a registration under the Securities Act of 1933, as amended, of the Company's common shares equivalent in number to his holdings of Operating Partnership units as if exchanged in the ratio described above. This request required the Company to give notice of the pending registration to the other Family Limited Partners. Once given notice, all of the other Family Limited Partners notified the Company that they wanted common shares registered in an amount equal to their holdings of the Operating Partnership's units on an as-exchanged basis. Per the registration rights agreement, the Company must use its best efforts to register by August 12, 2011, the 12,133,220 Company common shares that are receivable upon the exchange of the Operating Partnership's units by the Family Limited Partners.
The Company anticipates that some of the other Family Limited Partners will request that some or all of their Operating Partnership units be exchanged for the Company's common shares and to request the Company to register such shares for sale. At this time, the Company's Chief Executive Officer, Steven Tanger, who beneficially owns 1,136,185 Operating Partnership units, which would total 4,544,740 Company common shares on an as-exchanged basis, has not indicated any present intention to exchange the Operating Partnership units that he received upon the dissolution of the Tanger Family Limited Partnership.

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

Below is a reconciliation of net income to FFO for the three and six months ended June 30, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
FUNDS FROM OPERATIONS
Net income	$10,842	$5,392	$21,659	$8,395
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	—	34	—	87
Depreciation and amortization uniquely significant to real estate - wholly-owned	17,686	16,984	35,493	43,343
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,336	1,280	2,642	2,545
Funds from operations (FFO)	29,864	23,690	59,794	54,370
Preferred share dividends	—	(1,407)	—	(2,813)
Allocation of FFO to participating securities	(264)	(177)	(572)	(442)
Funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$29,600	$22,106	$59,222	$51,115
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	93,237	92,476	93,172	92,415
Funds from operations per share	$0.32	$0.24	$0.64	$0.55
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	23,309	23,119	23,293	23,104
Funds from operations per unit	$1.27	$0.96	$2.54	$2.21

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.
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
Below is a reconciliation of FFO to AFFO for the three and six months ended June 30, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	29,864	23,690	$59,794	$54,370
Adjusted for non-core items:
Acquisition costs	974	—	1,541	—
Abandoned development costs	—	365	158	365
Termination of derivatives	—	6,142	—	6,142
Impairment charges	—	—	—	735
Loss on early termination of debt	—	563	—	563
Gain on sale of outparcel	—	—	—	(161)
Demolition costs of Hilton Head I, South Carolina	—	641	—	699
Adjusted funds from operations (AFFO)	30,838	31,401	61,493	62,713
Preferred share dividends	—	(1,407)	—	(2,813)
Allocation of AFFO to participating securities	(272)	(237)	(588)	(511)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership.	$30,566	$29,757	$60,905	$59,389
Tanger Factory Outlet Centers, Inc.
Weighted average common shares outstanding (1) (2)	93,237	92,476	93,172	92,415
Adjusted funds from operations per share	$0.33	$0.32	$0.65	$0.64
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	23,309	23,119	23,293	23,104
Adjusted funds from operations per unit	$1.31	$1.29	$2.61	$2.57

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

Same Center Net Operating Income
We present Same Center Net Operating Income (“NOI”) as a supplemental measure of our performance. We define NOI as total operating revenues less property operating expenses. Same Center NOI represents the NOI for the stabilized properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, expanded, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. We believe that NOI and Same Center NOI provide useful information to our investors and analysts about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI excludes the change in NOI from properties developed, redeveloped, acquired and disposed of, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center NOI, and accordingly, our Same Center NOI may not be comparable to other REITs.

Same Center NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company's results from operations.

Below is a reconciliation of Income before equity in losses of unconsolidated joint ventures and discontinued operations to same center net operating income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconcolidated joint ventures and discontinued operations	$11,606	$5,444	$22,455	$8,514
Loss on termination of derivatives	—	6,142	—	6,142
Loss on early extinguishment of debt	—	563	—	563
Interest expense	10,713	7,951	21,038	15,899
Operating Income	22,319	20,100	43,493	31,118
Depreciation and amortization	17,858	17,109	35,823	43,583
Impairment charges	—	—	—	735
Abandoned development costs	—	365	158	365
Acquisition costs	974	—	1,541	—
General and administrative expenses	7,185	5,963	13,952	11,429
Property Net Operating Income	48,336	43,537	94,967	87,230
Less: non-cash adjustments and termination rents (1)	(1,470)	(1,090)	(2,643)	(2,307)
Property Net Operating Income - cash basis	46,866	42,447	92,324	84,923
Less: non-same center and other NOI	(3,094)	(287)	(5,435)	(2,102)
Total Same Center NOI - cash basis	$43,772	$42,160	$86,889	$82,821
(1) Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2011, we had approximately 1.7 million square feet, or 18%, of our then-owned, wholly-owned portfolio coming up for renewal. During the first six months of 2011, we renewed approximately 1.2 million square feet of this space at a 15% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 469,000 square feet at a 52% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8.3% of our square feet or 5.0% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of June 30, 2011 and 2010, respectively, occupancy at our wholly-owned centers was 98% and 97%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2011, we were not a party to any interest rate protection agreements.
As of June 30, 2011, approximately 37% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.1 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior unsecured notes, a senior, unsecured bridge loan, senior exchangeable notes and unsecured lines of credit, at June 30, 2011 and December 31, 2010 was $956.2 million and $770.1 million, respectively, and its recorded value was $886.6 million and $714.6 million, respectively. A 1% increase from prevailing interest rates at June 30, 2011 and December 31, 2010 would result in a decrease in fair value of total debt of approximately $33.5 million and $35.4 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.
Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 6. Exhibits

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc.

10.1	Form of Share Option Between Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership and certain employees.

10.2
Bridge Term Loan Agreement dated June 27, 2011 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as administrative and syndication agent and Wells Fargo Securities, LLC, as bookrunner and lead arranger. (Incorporated by reference to the exhibits to the Company and Operating Partnership's Current Report on Form 8-K dated June 27, 2011.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited). (In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 9, 2011

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President, Treasurer & Assistant Secretary

Exhibit Index

Exhibit No.	Description
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc.

10.1	Form of Share Option Between Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership and certain employees.

10.2
Bridge Term Loan Agreement dated June 27, 2011 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as administrative and syndication agent and Wells Fargo Securities, LLC, as bookrunner and lead arranger. (Incorporated by reference to the exhibits to the Company and Operating Partnership's Current Report on Form 8-K dated June 27, 2011.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Consolidated Financial Statements (unaudited).