Form 10-Q
period 2011-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2011-11-07
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of October 31, 2011, there were 86,693,656 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
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
As of September 30, 2011, the Company, through its ownership of the GP Trust and LP Trust, owned 21,673,414 units of the Operating Partnership and the Family Limited Partners collectively owned 2,872,973 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.
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

There are few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.
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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Rental property
Land	$148,002	$141,577
Buildings, improvements and fixtures	1,747,149	1,411,404
Construction in progress	1,800	23,233
	1,896,951	1,576,214
Accumulated depreciation	(494,518)	(453,145)
Rental property, net	1,402,433	1,123,069
Cash and cash equivalents	3,694	5,758
Rental property held for sale	—	723
Investments in unconsolidated joint ventures, net	9,447	6,386
Deferred lease costs and other intangibles, net	120,933	33,953
Deferred debt origination costs, net	6,327	7,593
Prepaids and other assets	50,856	39,452
Total assets	$1,593,690	$1,216,934
LIABILITIES AND EQUITY:
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,302 and $2,594, respectively)	$547,698	$554,616
Senior, unsecured bridge loan	150,000	—
Mortgages payable (including premiums of $7,666 and $0, respectively)	112,235	—
Unsecured lines of credit	172,300	160,000
Total debt	982,233	714,616
Construction trade payables	19,331	31,831
Accounts payable and accrued expenses	44,127	31,594
Other liabilities	16,249	16,998
Total liabilities	1,061,940	795,039
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 86,693,656 and 80,996,068 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	867	810
Paid in capital	718,318	604,359
Accumulated distributions in excess of net income	(257,930)	(240,024)
Accumulated other comprehensive income	1,516	1,784
Equity attributable to Tanger Factory Outlet Centers, Inc.	462,771	366,929
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	61,344	54,966
Noncontrolling interests in other consolidated partnerships	7,635	—
Total equity	531,750	421,895
Total liabilities and equity	$1,593,690	$1,216,934
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Base rentals	$55,018	$44,857	$149,630	$132,322
Percentage rentals	2,684	1,910	5,212	4,263
Expense reimbursements	22,973	20,139	64,794	58,087
Other income	2,568	2,567	6,447	6,138
Total revenues	83,243	69,473	226,083	200,810
Expenses
Property operating	25,181	22,567	73,054	66,674
General and administrative	7,943	6,403	21,895	17,832
Acquisition costs	978	—	2,519	—
Abandoned development costs	—	—	158	365
Impairment charges	—	—	—	735
Depreciation and amortization	22,964	16,805	58,787	60,388
Total expenses	57,066	45,775	156,413	145,994
Operating income	26,177	23,698	69,670	54,816
Interest expense	(11,958)	(8,767)	(32,996)	(24,666)
Loss on early extinguishment of debt	—	—	—	(563)
Loss on termination of derivatives	—	—	—	(6,142)
Income before equity in losses of unconsolidated joint ventures and discontinued operations	14,219	14,931	36,674	23,445
Equity in losses of unconsolidated joint ventures	(27)	(75)	(823)	(194)
Income from continuing operations	14,192	14,856	35,851	23,251
Discontinued operations	—	(103)	—	(103)
Net income	14,192	14,753	35,851	23,148
Noncontrolling interests in Operating Partnership	(1,730)	(1,754)	(4,569)	(2,488)
Noncontrolling interests in other consolidated partnerships	2	—	2	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$12,464	$12,999	$31,284	$20,660

Basic earnings per common share:
Income from continuing operations	$0.14	$0.14	$0.38	$0.20
Net income	$0.14	$0.14	$0.38	$0.20
Diluted earnings per common share:
Income from continuing operations	$0.14	$0.14	$0.37	$0.20
Net income	$0.14	$0.14	$0.37	$0.20

Dividends paid per common share	$0.2000	$0.1938	$0.5938	$0.5788
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data, unaudited)

	Preferred shares	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2009	$75,000	$806	$595,671	$(202,997)	$(5,809)	$462,671	$58,392	$521,063
Comprehensive income:
Net income	—	—	—	20,660	—	20,660	2,488	23,148
Other comprehensive income	—	—	—		7,637	7,637	1,156	8,793
Total comprehensive income	—	—	—	20,660	7,637	28,297	3,644	31,941
Compensation under Incentive Award Plan	—	—	4,224	—	—	4,224	—	4,224
Issuance of 106,700 common shares upon exercise of options	—	—	893	—	—	893	—	893
Grant of 312,720 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	—	(376)	—	—	(376)	376	—
Preferred dividends ($1.41 per share)	—	—	—	(4,219)	—	(4,219)	—	(4,219)
Common dividends ($.5788 per share)	—	—	—	(46,831)	—	(46,831)	—	(46,831)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	—	(7,022)	(7,022)
Balance, September 30, 2010	$75,000	$810	$600,408	$(233,387)	$1,828	$444,659	$55,390	$500,049

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$—	$421,895
Comprehensive income:
Net income	—	—	31,284	—	31,284	4,569	(2)	35,851
Other comprehensive loss	—	—	—	(268)	(268)	(39)	—	(307)
Total comprehensive income	—	—	31,284	(268)	31,016	4,530	(2)	35,544
Issuance of 4.6 million common shares, net of issuance costs of $0.5 million	46	117,493	—	—	117,539	—	—	117,539
Compensation under Incentive Award Plan	—	5,458	—	—	5,458	—	—	5,458
Issuance of 7,500 common shares upon exercise of options	1	71	—	—	72	—	—	72
Grant of 312,400 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(9,051)	—	—	(9,051)	9,051	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(2)	2	—	—	—	7,637	7,637
Exchange of 160,332 Operating Partnership units for 641,328 common shares	6	(6)	—	—	—	—	—	—
Issuance of 136,360 common shares upon exchange of exchangeable notes	1	(1)	—	—	—	—	—	—
Common dividends ($.5938 per share)	—	—	(49,192)	—	(49,192)	—	—	(49,192)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(7,203)	—	(7,203)
Balance, September 30, 2011	$867	$718,318	$(257,930)	$1,516	$462,771	$61,344	$7,635	$531,750

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2011		2010
OPERATING ACTIVITIES
Net income	$35,851		$23,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	58,787		60,475
Impairment charges (including discontinued operations)	—		846
Loss on termination of derivatives	—		6,142
Gain on sale of outparcels of land	—		(161)
Amortization of deferred financing costs	1,540		916
Loss on early extinguishment of debt	—		563
Equity in losses of unconsolidated joint ventures	823		194
Share-based compensation expense	5,458		4,224
Amortization of debt (premiums) and discounts, net	(54)		(197)
Distributions of cumulative earnings from unconsolidated joint ventures	315		568
Net accretion of market rent rate adjustments	(278)		(576)
Straight-line rent adjustments	(3,041)		(2,171)
Changes in other assets and liabilities:
Other assets	(6,377)		(4,461)
Accounts payable and accrued expenses	11,786		7,688
Net cash provided by operating activities	104,810		97,198
INVESTING ACTIVITIES
Additions to rental property	(44,911)		(55,588)
Acquisition of rental property	(262,488)		—
Additions to investments in unconsolidated joint ventures	(5,424)	—	—
Termination payments related to derivatives	—		(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	585		682
Increases in escrow deposits	(1,500)		—
Net proceeds from the sale of real estate	723		2,025
Additions to deferred lease costs	(9,570)		(3,066)
Net cash used in investing activities	(322,585)		(62,089)
FINANCING ACTIVITIES
Cash dividends paid	(49,192)		(51,050)
Distributions to noncontrolling interests in Operating Partnership	(7,203)		(7,022)
Proceeds from issuance of common shares	117,539		—
Proceeds from debt issuances	485,350		567,530
Repayments of debt	(330,566)		(543,300)
Additions to deferred financing costs	(289)		(2,592)
Proceeds from exercise of options	72		893
Net cash provided by (used in) financing activities	215,711		(35,541)
Net decrease in cash and cash equivalents	(2,064)		(432)
Cash and cash equivalents, beginning of period	5,758		3,267
Cash and cash equivalents, end of period	$3,694		$2,835
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Rental property
Land	$148,002	$141,577
Buildings, improvements and fixtures	1,747,149	1,411,404
Construction in progress	1,800	23,233
	1,896,951	1,576,214
Accumulated depreciation	(494,518)	(453,145)
Rental property, net	1,402,433	1,123,069
Cash and cash equivalents	3,626	5,671
Rental property held for sale	—	723
Investments in unconsolidated joint ventures, net	9,447	6,386
Deferred lease costs and other intangibles, net	120,933	33,953
Deferred debt origination costs, net	6,327	7,593
Prepaids and other assets	50,568	39,081
Total assets	$1,593,334	$1,216,476
LIABILITIES AND EQUITY:
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,302 and $2,594, respectively)	$547,698	$554,616
Senior, unsecured bridge loan	150,000	—
Mortgages payable (including premiums of $7,666 and $0, respectively)	112,235	—
Unsecured lines of credit	172,300	160,000
Total debt	982,233	714,616
Construction trade payables	19,331	31,831
Accounts payable and accrued expenses	43,771	31,136
Other liabilities	16,249	16,998
Total liabilities	1,061,584	794,581
Commitments and contingencies
Equity attributable to:
Partners' Equity
General partner	5,016	5,221
Limited partners	517,658	414,926
Accumulated other comprehensive income	1,441	1,748
Total partners' equity	524,115	421,895
Noncontrolling interests in consolidated partnerships	7,635	—
Total equity	531,750	421,895
Total liabilities and equity	$1,593,334	$1,216,476
The accompanying notes are an integral part of these consolidated financial statements.
TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended, September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Base rentals	$55,018	$44,857	$149,630	$132,322
Percentage rentals	2,684	1,910	5,212	4,263
Expense reimbursements	22,973	20,139	64,794	58,087
Other income	2,568	2,567	6,447	6,138
Total revenues	83,243	69,473	226,083	200,810
Expenses
Property operating	25,181	22,567	73,054	66,674
General and administrative	7,943	6,403	21,895	17,832
Acquisition costs	978	—	2,519	—
Abandoned development costs	—	—	158	365
Impairment charges	—	—	—	735
Depreciation and amortization	22,964	16,805	58,787	60,388
Total expenses	57,066	45,775	156,413	145,994
Operating income	26,177	23,698	69,670	54,816
Interest expense	(11,958)	(8,767)	(32,996)	(24,666)
Loss on early extinguishment of debt	—	—	—	(563)
Loss on termination of derivatives	—	—	—	(6,142)
Income before equity in losses of unconsolidated joint ventures and discontinued operations	14,219	14,931	36,674	23,445
Equity in losses of unconsolidated joint ventures	(27)	(75)	(823)	(194)
Income from continuing operations	14,192	14,856	35,851	23,251
Discontinued operations	—	(103)	—	(103)
Net income	14,192	14,753	35,851	23,148
Noncontrolling interests in consolidated partnerships	2	—	2	—
Net income available to partners	14,194	14,753	35,853	23,148
Net income available to limited partners	14,048	14,616	35,485	22,954
Net income available to general partner	$146	$137	$368	$194

Basic earnings per common unit:
Income from continuing operations	$0.58	$0.57	$1.50	$0.80
Net income	$0.58	$0.57	$1.50	$0.80
Diluted earnings per common unit:
Income from continuing operations	$0.57	$0.57	$1.49	$0.80
Net income	$0.57	$0.57	$1.49	$0.80

Distribution paid per common unit	$0.800	$0.775	$2.375	$2.315
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2009	$5,633	$522,425	$(6,995)	$521,063
Comprehensive income:
Net income	194	22,954	—	23,148
Other comprehensive income	—	—	8,793	8,793
Total comprehensive income	194	22,954	8,793	31,941
Compensation under Incentive Award Plan	—	4,224	—	4,224
Issuance of 26,675 common units upon exercise of options	—	893	—	893
Preferred distributions ($1.41 per units)	—	(4,219)	—	(4,219)
Common distributions ($2.315 per unit)	(543)	(53,310)	—	(53,853)
Balance, September 30, 2010	$5,284	$492,967	$1,798	$500,049

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895	$—	$421,895
Comprehensive income:
Net income	368	35,485	—	35,853	(2)	35,851
Other comprehensive loss	—	—	(307)	(307)	—	(307)
Total comprehensive income	368	35,485	(307)	35,546	(2)	35,544
Compensation under Incentive Award Plan	—	5,458	—	5,458	—	5,458
Issuance of 1,875 common units upon exercise of options	—	72	—	72	—	72
Issuance of 1.2 million common units, net of issuance costs of $0.5 million	—	117,539	—	117,539	—	117,539
Common distributions ($2.375 per unit)	(573)	(55,822)	—	(56,395)	—	(56,395)
Adjustment for noncontrolling interests in consolidated partnerships	—	—	—	—	7,637	7,637
Balance, September 30, 2011	5,016	517,658	1,441	524,115	7,635	531,750

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$35,851	$23,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	58,787	60,475
Impairment charge (including discontinued operations)	—	846
Loss on termination of derivatives	—	6,142
Loss on early extinguishment of debt	—	563
Gain on sale of outparcels of land	—	(161)
Amortization of deferred financing costs	1,540	916
Equity in losses of unconsolidated joint ventures	823	194
Equity-based compensation expense	5,458	4,224
Amortization of debt (premiums) and discounts, net	(54)	(197)
Distributions of cumulative earnings from unconsolidated joint ventures	315	568
Net accretion of market rent rate adjustments	(278)	(576)
Straight-line rent adjustments	(3,041)	(2,171)
Changes in other assets and liabilities:
Other assets	(6,460)	(4,501)
Accounts payable and accrued expenses	11,888	7,725
Net cash provided by operating activities	104,829	97,195
INVESTING ACTIVITIES
Additions to rental property	(44,911)	(55,588)
Acquisition of rental property	(262,488)	—
Additions to investments in unconsolidated joint ventures	(5,424)	—
Termination payments related to derivatives	—	(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	585	682
Increase in escrow deposits	(1,500)	—
Net proceeds from the sale of real estate	723	2,025
Additions to deferred lease costs	(9,570)	(3,066)
Net cash used in investing activities	(322,585)	(62,089)
FINANCING ACTIVITIES
Cash distributions paid	(56,395)	(58,072)
Contributions from partners	117,539	—
Proceeds from debt issuances	485,350	567,530
Repayments of debt	(330,566)	(543,300)
Additions to deferred financing costs	(289)	(2,592)
Proceeds from exercise of options	72	893
Net cash provided by (used in) financing activities	215,711	(35,541)
Net decrease in cash and cash equivalents	(2,045)	(435)
Cash and cash equivalents, beginning of period	5,671	3,214
Cash and cash equivalents, end of period	$3,626	$2,779
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust, or REIT, which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2011, we consolidated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. We also operated and had partial ownership interests in 2 unconsolidated outlet centers totaling approximately 948,000 square feet.
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

Certain amounts in the consolidated balances sheet as of December 31, 2010 have been reclassified to conform with the presentations made as of September 30, 2011 related to deferred lease costs and other intangibles, net; deferred debt origination costs, net; and prepaids and other assets. These reclassifications had no impact on previously reported total assets.
Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2010 have been reclassified from operating expenses to abandoned development costs to conform with the presentations made for the three and nine months ended September 30, 2011. These reclassifications had no impact on previously reported total expenses, income from continuing operations or net income.
3. Development of Rental Properties
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of September 30, 2011, the 177,000 square foot center was 96% occupied. In addition, the property features four pad sites, three of which are currently leased.
Commitments to complete construction of our redevelopment and other capital expenditure requirements amounted to approximately $5.5 million at September 30, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
Interest costs capitalized during the three months ended September 30, 2011 and 2010 amounted to $64,000 and $583,000, respectively, and for the nine months ended September 30, 2011 and 2010 amounted to $302,000 and $1.1 million, respectively.

4. Acquisitions of Rental Property
Jeffersonville, Ohio

On June 28, 2011, we purchased Prime Outlets at Jeffersonville, Ohio, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group, Inc., for a cash price of $134.0 million.  The acquisition was funded by amounts available under our senior, unsecured bridge loan.

Atlantic City, New Jersey and Ocean City, Maryland

On July 15, 2011, we closed on our admission as a member into three existing entities that results in our acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland) for an acquisition price of $183.5 million, consisting of $110.0 million in cash and the assumption of $73.5 million in indebtedness. The acquisition was funded by amounts available under our unsecured lines of credit.

On November 1, 2011, we closed on our admission as a member into Atlantic City Associates Number Three LLC that resulted in our acquiring substantially all of the economic interests in Phase III of Atlantic City Outlets The Walk. The acquisition price of Atlantic City Phase III, subject to a final earnout calculation, is estimated to be $15.9 million, consisting of $5.9 million in cash and the assumption of $10.0 million in indebtedness.

Atlantic City Outlets The Walk is comprised of approximately 491,000 square feet, built in a series of three phases, and is located across from The Boardwalk at the intersections of Atlantic, Baltic, Michigan and Arkansas Avenues. There are approximately 100 outlet stores, many of whom are current tenants at other Tanger Outlet Centers across the United States.

Ocean City Factory Outlets is comprised of approximately 200,000 square feet with approximately 40 outlet stores.

Hershey, Pennsylvania

On September 30, 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 248,000 square foot outlet center, for an acquisition price of $49.8 million, consisting of approximately $18.4 million in cash and the assumption of $31.4 million of indebtedness. Concurrent with the transaction, we made a $6.2 million loan to the noncontrolling interest holder collateralized by their ownership interest in the property.

The aggregate purchase price of the properties acquired during the nine months ended September 30, 2011 has been allocated as follows:

	Value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$6,425
Buildings, improvements and fixtures	287,933
Deferred lease costs and other intangibles
Above/below market lease value, net	4,897	7.0
Below market ground lease value	29,092	86.3
Lease in place value	23,340	3.8
Tenant relationships	27,876	9.9
Lease and legal costs	3,207	2.8
Total deferred lease costs and other intangibles, net	88,412
Mortgage fair value adjustments	(7,770)
Net assets acquired	375,000
Less: noncontrolling interests	(7,635)
Consideration transferred	367,365

There was no contingent consideration associated with these acquisitions.  We incurred approximately $2.5 million in third-party acquisition costs which were expensed as incurred.  The aggregate revenues and net loss from the properties from the acquisition dates through September 30, 2011, were $7.9 million, and $0.2 million, respectively.

Although we do not anticipate any changes in the fair value measurements of the acquisitions, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

The results of operations of the following acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2011 is presented as if the acquisitions had been consummated as of January 1, 2010, the beginning of the previous reporting period:

	(Pro forma)		(Pro forma)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total Revenue	84,822	79,569	247,178	231,021
Income from continuing operations	13,757	14,321	32,651	21,806

5. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of September 30, 2011 and December 31, 2010 aggregated $9.4 million and $6.4 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At September 30, 2011, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$(0.1)	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.2	$24.3
Galveston/Houston	Texas City, Texas	50.0%	—	$4.0	$—
RioCan Canada	Various	50.0%	—	$1.3	$—
(1) Includes a 29,253 square foot warehouse adjacent to the shopping center with a mortgage note of approximately $2.3 million.
These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.
The following management, leasing and marketing fees were earned from services provided to Wisconsin Dells and Deer Park for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fee:
Management and leasing	$716	$464	$1,689	$1,399
Marketing	37	39	125	119
Total Fees	$753	$503	$1,814	$1,518

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
Deer Park, Long Island, New York
On May 17, 2011, construction mortgage and mezzanine loans to the joint ventures matured. The joint venture did not qualify for the one-year extension options under the loans and therefore began accruing interest expense at a weighted average default interest rate of 9.2% on the outstanding loan balances based on current interest rates. In September 2011, the joint venture partners signed non-binding term sheets with the administrative agent bank of the lender group for a three-year extension on the senior and mezzanine loans from the original maturity date. Upon the signing of the term sheets, the default rate interest was waived and interest at the new stated rates of LIBOR plus 3.50% and LIBOR plus 5.0%, respectively, were recorded from the original maturity date. The joint venture expects to close on the renewal loans during the fourth quarter of 2011. Upon closing, the joint venture will be required to make a $20.0 million paydown on the senior loan, of which one-third or approximately $6.67 million will be funded by the Operating Partnership. As of September 30, 2011, the outstanding principal balances of the senior and mezzanine loans were $252.0 million and $15.0 million, respectively.
In June 2008, the joint venture entered into an interest-only mortgage loan agreement for a warehouse adjacent to the property with an interest rate of LIBOR plus 1.85% and an initial maturity of May 17, 2011. The joint venture did not qualify for the one-year extension option under this loan. As of September 30, 2011, the outstanding principal balance under the warehouse mortgage was $2.3 million.

Galveston/Houston, Texas

On June 30, 2011, we announced the formation of a 50/50 joint venture agreement with Simon Property Group, Inc. for the development, construction, leasing and management of a Tanger Outlet Center south of Houston in Texas City, Texas. When completed, the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. On July 27, 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies were held August 30, 2011. As of September 30, 2011, we have contributed $4.0 million in cash to the joint venture to fund development activities.

National Harbor, Washington, D.C.

On May 23, 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development, management, construction, leasing and management of Tanger Outlets at National Harbor in the Washington, D.C. area. When completed, the 350,000 square foot Tanger Outlets at National Harbor will feature 80 brand name and designer outlet stores.

RioCan Canada

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Subsequently, in July 2011, we finalized and executed the co-ownership documentation related to the joint venture. Through September 30, 2011, we have contributed approximately $1.4 million to fund pre-development and due diligence costs for various sites. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services.

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
As of September 30, 2011, our net investment in Deer Park is a liability of approximately $82,000 and Deer Park was in default related to the joint venture's loans. Subsequently, negotiations with the administrative agent bank of the lender group have resulted in the signing of non-binding term sheets for a refinance of two of the loans with an associated capital call of $20.0 million expected upon closing.
In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we performed an analysis of all of our real estate joint ventures to determine whether they would qualify as variable interest entities ("VIE"), and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. As a result of our qualitative assessment, we concluded that Deer Park is a VIE and Wisconsin Dells, Galveston/Houston, National Harbor and RioCan/Canada are not VIEs. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk.

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

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of September 30, 2011	As of December 31, 2010
Assets
Investment properties at cost, net	$289,318	$283,902
Cash and cash equivalents	16,141	13,838
Deferred lease costs, net	2,840	2,563
Deferred debt origination costs, net	724	1,427
Prepaids and other assets	9,969	6,291
Total assets	$318,992	$308,021
Liabilities and Owners' Equity
Mortgages payable	$293,534	$294,034
Construction trade payables	4,958	341
Accounts payable and other liabilities	5,378	4,810
Total liabilities	303,870	299,185
Owners' equity	15,122	8,836
Total liabilities and owners' equity	$318,992	$308,021

	Three Months Ended		Nine Months Ended
Summary Statements of Operations -	September 30,		September 30,
Unconsolidated Joint Ventures	2011	2010	2011	2010
Revenues	$9,488	$9,632	$28,802	$28,167
Expenses
Property operating	4,718	4,575	13,292	12,985
General and administrative	58	107	114	466
Depreciation and amortization	3,534	3,567	10,772	10,610
Total expenses	8,310	8,249	24,178	24,061
Operating income	1,178	1,383	4,624	4,106
Interest expense	1,381	1,771	7,310	5,162
Net loss	$(203)	$(388)	$(2,686)	$(1,056)

The Company and Operating Partnership's share of:
Net loss	$(27)	$(75)	$(823)	$(194)
Depreciation (real estate related)	$1,280	$1,289	$3,922	$3,834

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
Summary of results of operations for the property whose results of operations are considered discontinued operations for the three and nine months ended September 30, 2011 and 2010 respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$—	$34	$—	$386
Total expenses	—	137	—	489
Discontinued operations	$—	$(103)	$—	$(103)

7. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $400.0 million. As of September 30, 2011 and December 31, 2010, the Operating Partnership had $172.3 million and $160.0 million, respectively, outstanding in total on these lines.
The Company also guarantees the Operating Partnership's obligation with respect to the $150.0 million senior, unsecured bridge loan which closed on June 27, 2011 and the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.

8. Debt of the Operating Partnership
As of September 30, 2011 and December 31, 2010, the debt of the Operating Partnership consisted of the following (in thousands):

			September 30, 2011		December 31, 2010
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	(441)	$250,000	$(510)
Senior notes	6.125%	June 2020	300,000	(1,861)	300,000	(1,981)
Senior exchangeable notes	3.75%	August 2011	—	—	7,210	(103)

Mortgages payable:
Atlantic City	5.14%-7.65%	November 2021-November 2026	54,217	4,991	—	—
Ocean City	5.24%	December 2015	18,947	393	—	—
Hershey	5.17%-8.00%	July 2015	31,405	2,282	—	—
Senior, unsecured bridge loan (1)	LIBOR + 1.60%	December 2011	150,000	—	—	—
Unsecured lines of credit (2)	LIBOR + 1.90%	November 2013	172,300	—	160,000	—
			$976,869	$5,364	$717,210	$(2,594)

(1)
Our senior, unsecured bridge loan bears interest at a rate of LIBOR + 1.60% and has a maturity date of December 26, 2011. At our discretion we may extend the maturity to June 22, 2012 by exercising each of the two remaining ninety-day extension options.

(2)
Our unsecured lines of credit as of September 30, 2011 bear interest at a rate of LIBOR + 1.90% and expire in November 2013. These lines require a facility fee payment of 0.40% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

2011 Transactions
On July 18, 2011, the Operating Partnership issued a notice that it would redeem all outstanding senior exchangeable notes on August 18, 2011, the five year anniversary of the issuance of the notes. In response to this notice, all of the remaining noteholders exercised their exchange rights. In total during 2011, bonds in the amount of $7.2 million were exchanged and 136,360 Company common shares were issued to note holders in addition to the principal repayments.
In association with the acquisitions during the third quarter of 2011 described in Note 4, the Operating Partnership assumed mortgage debt in the amount of $112.6 million, including total fair value premiums of $7.7 million.

Debt Maturities
Maturities of the existing long-term debt as of September 30, 2011 are as follows (in thousands):

Year	Amount
2011	$150,623
2012	2,563
2013	176,933
2014	3,599
2015	282,339
Thereafter	360,812
Subtotal	976,869
Net premiums	5,364
Total	$982,233

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

Common Share Offering

On July 6, 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.5 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general operating purposes.

Redemption of Senior Exchangeable Notes
As discussed in Note 8, 136,360 Company common shares were issued in connection with the exchange of senior exchangeable notes during 2011.
Exchange of Operating Partnership Units for Company Common Shares
On August 17, 2011, 160,332 Operating Partnership units were exchanged by a Family Limited Partner for 641,328 Company common shares. These shares were registered by a registration statement that became effective on August 12, 2011.

10. Partners' Equity of the Operating Partnership
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. At September 30, 2011 and December 31, 2010, the ownership interests of the Operating Partnership consisted of the following:

	September 30, 2011	December 31, 2010
Common units:
General partner	250,000	237,000
Limited partners	24,296,387	23,045,322
Total common units	24,546,387	23,282,322

11. Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership owned by Family Limited Partners, as discussed in Note 1, and interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Family Limited Partners are holders of Operating Partnership units that may be exchanged for Company common shares in a ratio of one unit for four Company common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

12. Other Comprehensive Income of the Company
Total comprehensive income for the three and nine months months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,192	$14,753	35,851	$23,148
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(83)	(78)	(246)	(232)
Change in foreign currency translation adjustment	(107)	—	(107)	—
Reclassification adjustment for settlement of interest rate swap agreements	—	—	—	6,142
Change in fair value of cash flow hedges	—	—	—	2,905
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	14	46	(22)
Other comprehensive income (loss)	(190)	(64)	(307)	8,793
Total comprehensive income	14,002	14,689	35,544	31,941
Comprehensive income attributable to the noncontrolling interests	(1,705)	(1,746)	(4,528)	(3,644)
Total comprehensive income attributable to the Company	$12,297	$12,943	31,016	$28,297

13. Other Comprehensive Income of the Operating Partnership
Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,192	$14,753	$35,851	$23,148
Other comprehensive income:
Reclassification adjustment for amortization of gain on 2005 settlement of US treasury rate lock included in net income	(83)	(78)	(246)	(232)
Change in foreign currency translation adjustment	(107)	—	(107)	—
Reclassification adjustment for settlement of interest rate swap agreements	—	—	—	6,142
Change in fair value of cash flow hedges	—	—	—	2,905
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	14	46	(22)
Other comprehensive income (loss)	(190)	(64)	(307)	8,793
Total comprehensive income	$14,002	$14,689	$35,544	$31,941

14. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first nine months of 2011, the Company's Board of Directors approved grants of 324,000 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $25.245 to $26.85 per share and was determined based upon the closing market price of our common shares on the day prior to the grant date in accordance with the terms of the Plan. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.
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

We recorded share-based compensation expense in our statements of operations for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted shares	$1,410	$1,024	$3,942	$2,988
Notional unit performance awards	377	518	1,390	1,236
Options	53	—	126	—
Total share-based compensation	$1,840	$1,542	$5,458	$4,224

Options outstanding at September 30, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted-average exercise price	Weighted-average remaining contractual life in years	Options	Weighted-average exercise price
$9.6900	10,000	$9.69	2.57	10,000	$9.69
$9.7075	90,700	9.71	2.58	90,700	9.71
$11.8125	12,000	11.81	3.09	12,000	11.81
$26.0600	185,000	26.06	9.41	—	—
	297,700	$19.95	6.84	112,700	$9.92

A summary of option activity under our Amended and Restated Incentive Award Plan as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	120,200	$9.92
Granted	191,500	26.06
Exercised	(7,500)	9.71
Forfeited	(6,500)	26.06
Outstanding as of September 30, 2011	297,700	$19.95	6.84	$1,993

Vested and Expected to Vest as of
September 30, 2011	256,905	$18.98	6.43	$1,969

Exercisable as of September 30, 2011	112,700	$9.92	2.63	$1,884
The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $132,000.

The following table summarizes information related to unvested restricted shares outstanding as of September 30, 2011:

Unvested Restricted Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2010	717,760	$17.95
Granted	324,000	25.44
Vested	(214,600)	18.12
Forfeited	(11,600)	17.78
Unvested at September 30, 2011	815,560	$20.88
The total value of restricted shares vested during the nine months ended September 30, 2011 was $5.7 million.
As of September 30, 2011, there was $21.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.
15. Equity-Based Compensation of the Operating Partnership
As discussed in Note 14, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.
We recorded equity-based compensation expense in our statements of operations for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted units	$1,410	$1,024	$3,942	$2,988
Notional unit performance awards	377	518	1,390	1,236
Options	53	—	126	—
Total equity-based compensation	$1,840	$1,542	$5,458	$4,224

Options outstanding at September 30, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted-average exercise price	Weighted-average remaining contractual life in years	Options	Weighted-average exercise price
$38.76	2,500	$38.76	2.57	2,500	$38.76
$38.83	22,675	38.83	2.58	22,675	38.83
$47.25	3,000	47.25	3.09	3,000	47.25
$104.24	46,250	104.24	9.41	—	—
	74,425	$79.81	6.84	28,175	$19.85

A summary of option activity under our Amended and Restated Incentive Award Plan as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	30,050	$39.66
Granted	47,875	104.24
Exercised	(1,875)	38.83
Forfeited	(1,625)	104.24
Outstanding as of September 30, 2011	74,425	$79.81	6.84	$1,993

Vested and Expected to Vest as of
September 30, 2011	64,226	$75.94	6.43	$1,969

Exercisable as of September 30, 2011	28,175	$39.70	2.63	$1,884
The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $132,000.

The following table summarizes information related to unvested restricted units outstanding as of September 30, 2011:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2010	179,440	$71.81
Granted	81,000	101.74
Vested	(53,650)	72.46
Forfeited	(5,800)	35.57
Unvested at September 30, 2011	200,990	$83.54
The total value of restricted units vested during the nine months ended September 30, 2011 was $5.7 million.

As of September 30, 2011, there was $21.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

16. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Income from continuing operations attributable to the Company	$12,464	$13,089	$31,284	$20,750
Less applicable preferred share dividends	—	(1,406)	—	(4,219)
Less allocation of earnings to participating securities	(164)	(142)	(521)	(454)
Income from continuing operations available to common shareholders of the Company	12,300	11,541	30,763	16,077
Discontinued operations attributable to the Company	—	(90)	—	(90)
Net income available to common shareholders of the Company	$12,300	$11,451	$30,763	$15,987
Denominator
Basic weighted average common shares	85,171	80,225	82,020	80,164
Effect of notional units	631	—	631	—
Effect of senior exchangeable notes	118	93	118	93
Effect of outstanding options	72	84	73	94
Diluted weighted average common shares	85,992	80,402	82,842	80,351
Basic earnings per common share:
Income from continuing operations	$0.14	$0.14	$0.38	$0.20
Discontinued operations	—	—	—	—
Net income	$0.14	$0.14	$0.38	$0.20
Diluted earnings per common share:
Income from continuing operations	$0.14	$0.14	$0.37	$0.20
Discontinued operations	—	—	—	—
Net income	$0.14	$0.14	$0.37	$0.20
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price of $17.83 per share. There were no outstanding senior, exchangeable notes as of September 30, 2011.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three and nine months ended September 30, 2011, respectively, 185,000 options were excluded from the computation. No options were excluded from the computation for the three and nine months ended September 30, 2010.  The assumed exchange of the partnership units held by the noncontrolling interest limited partner as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
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

17. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit for the three and nine months ended September 30, 2011 and 2011, respectively (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ending September 30,
	2011	2010	2011	2010
Numerator
Income from continuing operations attributable to partners	$14,194	$14,856	$35,853	$23,251
Less applicable preferred unit distributions	—	(1,406)	—	(4,219)
Less allocation of earnings to participating securities	(164)	(142)	(521)	(454)
Income from continuing operations available to common unitholders of the Operating Partnership	14,030	13,308	35,332	18,578
Discontinued operations	—	(103)	—	(103)
Net income available to common unitholders of the Operating Partnership	$14,030	$13,205	$35,332	$18,475
Denominator
Basic weighted average common units	24,248	23,090	23,512	23,074
Effect of notional units	158	—	158	—
Effect of senior exchangeable notes	29	23	29	23
Effect of outstanding options	18	21	18	24
Diluted weighted average common units	24,453	23,134	23,717	23,121
Basic earnings per common unit:
Income from continuing operations	$0.58	$0.57	$1.50	$0.80
Discontinued operations	—	—	—	—
Net income	$0.58	$0.57	$1.50	$0.80
Diluted earnings per common unit:
Income from continuing operations	$0.57	$0.57	$1.49	$0.80
Discontinued operations	—	—	—	—
Net income	$0.57	$0.57	$1.49	$0.80
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price of $17.83 per common share. There were no outstanding senior, exchangeable notes as of September 30, 2011.
The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period.  The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the three and nine months ended September 30, 2011, 46,250 options were excluded from the computation. No options were excluded from the computation for the three and nine months ended September 30, 2010.
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

18.    Fair Value Measurements

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of September 30, 2011 or December 31, 2010, respectively.

The estimated fair value of our debt, consisting of senior unsecured notes, a senior, unsecured bridge loan, senior exchangeable notes and unsecured lines of credit, at September 30, 2011 and December 31, 2010, respectively, was $1.1 billion and $770.1 million, respectively, and its recorded value was $982.2 million and $714.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

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
Fees paid to the Vernon Law Firm were approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, and $743,000 for the six months ended June, 30, 2011. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
Prior to its dissolution on June 1, 2011, Tanger Family Limited Partnership received quarterly distributions of earnings which were $2.4 million and $7.0 million for the three and nine months ended September 30, 2010, respectively, and $4.8 million for the six months ended June 30, 2011.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one Operating Partnership unit for four Company common shares.

On June 14, 2011, pursuant to an existing registration rights agreement, Steven Tanger made a written request of the Company to effect a registration under the Securities Act of 1933, as amended, of the Company's common shares equivalent in number to his holdings of Operating Partnership units as if exchanged in the ratio described above. This request required the Company to give notice of the pending registration to the other Family Limited Partners. Once given notice, all of the other Family Limited Partners notified the Company that they wanted common shares registered in an amount equal to their holdings of the Operating Partnership's units on an as-exchanged basis. On August 12, 2011, in accordance with the registration rights agreement, the Company filed a registration statement with the SEC to register the 12,133,220 Company common shares that were receivable upon the exchange of the Operating Partnership units by the Family Limited Partners.

In August 2011, a total of 160,332 Operating Partnership units were exchanged for 641,328 Company common shares by a Family Limited Partner other than Steven Tanger. At this time, Mr. Tanger, who beneficially owns 1,152,968 Operating Partnership units, which would total 4,611,872 Company common shares on an as-exchanged basis, has not indicated any present intention to exchange the Operating Partnership units that he received upon the dissolution of the Tanger Family Limited Partnership.

20. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2011 and 2010 amounted to $19.3 million and $31.1 million, respectively.
Non-cash financing activities that occurred during the 2011 period included the assumption of mortgage debt in the amount of $112.6 million, including total premiums of $7.7 million related to the acquisition described in Note 4.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2011 with the three and nine months ended September 30, 2010. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors listed there through September 30, 2011.
General Overview
At September 30, 2011, our consolidated portfolio included 36 outlet centers in 24 states totaling 10.7 million square feet compared to 30 consolidated outlet centers in 21 states totaling 8.9 million square feet at September 30, 2010. The changes in the number of outlet centers, square feet and number of states are due to the following events:

	No. of Centers	Square Feet (000's)	States
As of September 30, 2010	30	8,871	21
Center acquisition:
Jeffersonville, Ohio	1	410	1
Atlantic City, New Jersey	1	445	1
Ocean City, Maryland	1	200	1
Hershey, Pennsylvania	1	247	—
Center redevelopment:
Hilton Head I, South Carolina	1	177	—
New center development:
Mebane, North Carolina	1	319	—
Other	—	11	—
As of September 30, 2011	36	10,680	24

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2011. Except as noted, all properties are fee owned.

Location	Square	%
Consolidated Properties	Feet	Occupied
Riverhead, New York (1)	729,736	99
Rehoboth Beach, Delaware (1)	568,975	99
Foley, Alabama	557,228	96
Atlantic City, New Jersey (1)	445,022	99
San Marcos, Texas	441,929	100
Myrtle Beach Hwy 501, South Carolina	424,247	98
Sevierville, Tennessee (1)	419,038	100
Jeffersonville, Ohio	409,820	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	99
Howell, Michigan	324,632	98
Mebane, North Carolina	318,910	99
Branson, Missouri	302,922	100
Park City, Utah	298,379	100
Locust Grove, Georgia	295,268	100
Westbrook, Connecticut	291,051	98
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	95
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,599	100
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,586	96
Ocean City, Maryland (1)	200,383	92
Fort Myers, Florida	198,950	85
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	96
Barstow, California	171,300	100
West Branch, Michigan	112,570	100
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,178	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,679,528	98 (2)
Unconsolidated Joint Ventures
Deer Park, New York (3)	683,033	89
Wisconsin Dells, Wisconsin	265,061	98

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Excludes the occupancy rate at our Hilton Head I, South Carolina center which opened March 31, 2011 and had not yet stabilized.

(3)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

Leasing Activity
The following table provides information for our consolidated centers regarding space released or renewed during the nine months ended September 30, 2011 and 2010, respectively:

	2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	147	521,000	$28.49	$34.29	8.21	$24.31
Renewal	272	1,324,000	$20.83	$1.47	4.79	$20.52

	2010
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	120	427,000	$23.49	$27.05	6.99	$19.62
Renewal	238	1,014,000	$20.00	$0.04	4.43	$19.99
(1) Net average straight-line rentals is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010
NET INCOME
Net income decreased $0.6 million in the 2011 period to $14.2 million as compared to $14.8 million for the 2010 period. The decrease in net income was a result of a $13.8 million increase in operating revenues offset by an $11.3 million increase in operating expenses and $3.2 million in higher interest costs.
BASE RENTALS
Base rentals increased $10.2 million, or 23%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property base rentals	$46,901	$44,588	$2,313
Base rentals from new developments	2,670	—	2,670
Base rentals from acquisitions	5,470	—	5,470
Termination fees	38	73	(35)
Amortization of net above and below market rent adjustments	(61)	196	(257)
	$55,018	$44,857	$10,161

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
During the fourth quarter of 2010 , we opened a 319,000 square foot outlet center in Mebane, North Carolina .

During the first quarter of 2011, we completed the redevelopment and opened our 177,000 square foot outlet center in Hilton Head I, South Carolina.
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group, Inc.
On July 15, 2011, we closed on our admission as a member into three existing entities that resulted in our acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland) totaling approximately 691,000 square feet.
At September 30, 2011, the net asset representing the amount of unrecognized combined above and below market lease values totaled approximately $3.8 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.
PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $774,000, or 41%, from the 2010 period to the 2011 period. The increase in percentage rentals is directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2011 increased 3.5% to $362 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. In addition, $412,000 of the increase is related to incremental properties added to the portfolio through development and acquisition since October 1, 2010.
EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.8 million, or 14%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property expense reimbursements	$19,930	$19,998	$(68)
Expense reimbursements from new developments	1,061	116	945
Expense reimbursements from acquisitions	1,966	—	1,966
Termination fees allocated to expense reimbursements	16	25	(9)
	$22,973	$20,139	$2,834
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.6 million, or 12%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property operating expenses	$22,096	$22,407	$(311)
Property operating expenses from new developments	1,030	160	870
Property operating expenses from acquisitions	2,055	—	2,055
	$25,181	$22,567	$2,614
Property operating costs increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio since July 1, 2010 including Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ and Ocean City, MD.
GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.5 million, or 24%, in the 2011 period compared to the 2010 period. This increase was mainly due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company and organizational costs related to the formation of additional unconsolidated joint ventures. Also, the 2011 period included higher payroll related expenses on a comparative basis to the 2010 period due to the addition of new employees since July 1, 2010, including the position of Chief Operating Officer.
ACQUISITION COSTS
During the 2011 period, we incurred costs related to the acquisitions of Jeffersonville, OH; Atlantic City, NJ; Ocean City Factory Outlets, MD and Hershey, PA. There were no such acquisition costs in the 2010 period.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $6.2 million, or 37%, in the 2011 period compared to the 2010 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property depreciation and amortization	$16,676	$16,805	$(129)
Depreciation and amortization from new developments	1,097	—	1,097
Depreciation and amortization from acquisitions	5,191	—	5,191
	$22,964	$16,805	$6,159
Depreciation and amortization costs increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio since October 1, 2010 including Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ and Ocean City, MD.
INTEREST EXPENSE
Interest expense increased approximately $3.2 million, or 36%, in the 2011 period compared to the 2010 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $607.3 million for the 2010 period to approximately $934.4 million for the 2011 period. The higher debt levels outstanding were a result of the funding necessary for the development and acquisition projects described above, the repurchase of 3.0 million preferred shares in December 2010 and other general operating purposes.

DISCONTINUED OPERATIONS
In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 period. In the 2010 period the majority of the Commerce I, Georgia center was sold. The remaining portion of the center was sold during the first quarter of 2011. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value. The 2011 period did not include any discontinued operations.
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010
NET INCOME
Net income increased $12.7 million in the 2011 period to $35.9 million as compared to $23.2 million for the 2010 period. The increase in net income was a result of a $25.3 million increase in operating revenues offset by a $10.4 million increase in operating expenses, $8.3 million in higher interest costs and $0.6 million in higher losses on unconsolidated joint ventures. In addition, $6.7 million of losses on debt extinguishment and termination of derivatives were recorded during the 2010 period compared to none for the same period of 2011.
BASE RENTALS
Base rentals increased $17.3 million, or 13%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property base rentals	$136,828	$130,925	$5,903
Base rentals from new developments	6,686	—	6,686
Base rentals from acquisitions	5,571	—	5,571
Termination fees	249	821	(572)
Amortization of net above and below market rent adjustments	296	576	(280)
	$149,630	$132,322	$17,308

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
During the fourth quarter of 2010 , we opened a 319,000 square foot outlet center in Mebane, North Carolina.
During the first quarter of 2011, we completed the redevelopment and opened our 177,000 square foot outlet center in Hilton Head I, South Carolina.
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, from Ohio Factory Stores Partnership, a subsidiary of Simon Property Group, Inc.
On July 15, 2011, we closed on our admission as a member into three existing entities that resulted in our acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland) totaling approximately 691,000 square feet.

At September 30, 2011, the net asset representing the amount of unrecognized combined above and below market lease values totaled approximately $3.8 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.
PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $949,000, or 22%, from the 2010 period to the 2011 period. The increase in percentage rentals is directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the rolling twelve months ended September 30, 2011 increased 3.5% to $362 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.In addition, $492,000 of the increase is related to incremental properties added to the portfolio through development and acquisition since October 1, 2010.
EXPENSE REIMBURSEMENTS
Expense reimbursements increased $6.7 million or 12%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property expense reimbursements	$59,998	$57,500	$2,498
Expense reimbursements from new developments	2,684	161	2,523
Expense reimbursements from acquisitions	1,983	—	1,983
Termination fees allocated to expense reimbursements	129	426	(297)
	$64,794	$58,087	$6,707
Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.
OTHER INCOME
Other income increased $309,000, or 5%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of other income from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property other income	$6,069	$5,977	$92
Other income from new developments	313	—	313
Other income from acquisitions	65	—	65
Gain on sale of land outparcel	—	161	(161)
	$6,447	$6,138	$309
Other income increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio since October 1, 2010 including Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ and Ocean City, MD.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $6.4 million, or 10%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property operating expenses	$67,809	$65,742	$2,067
Property operating expenses from new developments	3,164	233	2,931
Property operating expenses from acquisitions	2,081	—	2,081
Demolition costs related to the redevelopment of Hilton Head I, SC center	—	699	(699)
	$73,054	$66,674	$6,380
Property operating expenses increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio since July 1, 2010 including Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ and Ocean City, MD. In addition, property operating expenses incurred at existing properties increased due primarily to higher snow removal costs due to severe winter weather and an increase in various common area maintenance projects throughout our portfolio including expenses related to staffing and operating mall offices at each of our centers. Additionally, property operating expenses in the 2010 period included approximately $699,000 of demolition costs relating to the Hilton Head I, SC center.
GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $4.1 million, or 23%, in the 2011 period compared to the 2010 period. This increase was mainly due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company and organizational costs related to the formation of additional unconsolidated joint ventures. Also, the 2011 period included higher payroll related expenses on a comparative basis to the 2010 period due to the addition of new employees since July 1, 2010, including the position of Chief Operating Officer.
ACQUISITION COSTS
During the 2011 period, we incurred costs related to the acquisitions of Jeffersonville, OH, Atlantic City Outlets The Walk, NJ; and Ocean City Factory Outlets, MD and Hershey, PA. There were no such acquisition costs in the 2010 period.
ABANDONED DEVELOPMENT COSTS
The abandoned development costs recorded in the 2011 period related to due diligence costs associated with a terminated option on a site in the West Phoenix, Arizona market. The 2010 period includes the write-off of costs incurred related to an abandoned project in Irving, Texas.
IMPAIRMENT CHARGES
In 2005 we sold an outlet center located in Seymour, Indiana. We retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its current fair value. We determined the estimated fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $1.6 million, or 3%, in the 2011 period compared to the 2010 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2011 and 2010 periods (in thousands):

	2011	2010	Change
Existing property depreciation and amortization	$50,725	$51,087	$(362)
Depreciation and amortization from new development	2,871	—	2,871
Depreciation and amortization from acquisitions	5,191	—	5,191
Accelerated depreciation and amortization related to the redevelopment of the Hilton Head I, SC center	—	9,301	(9,301)
	$58,787	$60,388	$(1,601)
Depreciation and amortization costs increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio since October 1, 2010 including Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ and Ocean City, MD.
As of March 31, 2010, the previously existing Hilton Head I, SC center was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated.
INTEREST EXPENSE
Interest expense increased approximately $8.3 million, or 34%, in the 2011 period compared to the 2010 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $597.0 million for the 2010 period to approximately $848.4 million for the 2011 period. The higher debt levels outstanding were a result of the funding necessary for the development and acquisition projects described above, the repurchase of 3.0 million preferred shares in December 2010 and other general operating purposes.
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
DISCONTINUED OPERATIONS
In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 period. In the 2010 period the majority of the Commerce I, Georgia center was sold. The remaining portion of the center was sold during the first quarter of 2011. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value. The 2011 period did not include any discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
In this "Liquidity and Capital Resources of the Company" section, the term, the Company, refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.
The Company's business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company's principal funding requirement is the payment of dividends on its common shares. The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.
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
On October 6, 2011, the Company's Board of Directors declared a $.20 cash dividend per common share payable on November 15, 2011 to each shareholder of record on October 28, 2011, and caused a $.80 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.
LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP
General Overview
In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.
Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership's debt offerings and the Company's equity offerings.
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
The following table sets forth our changes in cash flows for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	2011	2010	Change
Net cash provided by operating activities	$104,829	$97,195	$7,634
Net cash used in investing activities	(322,585)	(62,089)	(260,496)
Net cash provided by (used in) financing activities	215,711	(35,541)	251,252
Net decrease in cash and cash equivalents	$(2,045)	$(435)	$(1,610)

Operating Activities
The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Mebane, NC; Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ; and Ocean City, MD centers to our portfolio subsequent to the 2010 period. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Investing Activities
Cash flow used in investing activities was higher in the 2011 period mainly due to the acquisition of the Jeffersonville, OH; Atlantic City, NJ; Ocean City, MD and Hershey, PA outlet centers.
Financing Activities
Cash used in financing activities was higher in the 2011 period due to the capital necessary to purchase the above mentioned centers. These capital needs were funded by a $150.0 million senior, unsecured bridge loan, a 4.6 million common share offering, which generated net proceeds of $117.5 million, and amounts available under our unsecured lines of credit.
Capital Expenditures
The following table details our capital expenditures for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Capital expenditures analysis:
New center developments	$4,708	$39,754	$(35,046)
Center redevelopment	9,723	10,249	(526)
Major center renovations	2,327	—	2,327
Second generation tenant allowances	9,274	13,595	(4,321)
Other capital expenditures	6,379	8,847	(2,468)
	32,411	72,445	(40,034)

Conversion from accrual to cash basis	12,500	(16,857)	29,357
Additions to rental property-cash basis	$44,911	$55,588	$(10,677)

•
New center development expenditures, which includes first generation tenant allowances, decreased in the 2011 period due primarily to the completion of the Mebane, NC center which opened in November 2010.

•	Center redevelopment relates to our Hilton Head I, SC center which began in April 2010 and re-opened in March 2011.

•	Major center renovations increased in the 2011 period due to our on-going renovation at our Howell, Michigan center.
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

WHOLLY OWNED CURRENT DEVELOPMENTS
Redevelopment at Existing Outlet Centers
During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC center and celebrated a grand re-opening on March 31, 2011. As of September 30, 2011, the 177,000 square foot center was 96% occupied. In addition, the property features four pad sites, three of which are currently leased.
Commitments to complete portfolio-wide capital expenditure requirements amounted to approximately $5.5 million at September 30, 2011. Commitments for construction represent only those costs contractually required to be paid by us.
WHOLLY OWNED AND CONSOLIDATED ACQUISITIONS
Jeffersonville, Ohio
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, Ohio from Ohio Factory Stores Partnership, a subsidiary of Simon Properties Group, Inc. for $134.0 million. The acquisition was financed from amounts available under our $150.0 million senior, unsecured bridge loan. The center contains approximately a 410,000 square foot outlet center and was approximately 99% occupied as of September 30, 2011.
Atlantic City, New Jersey and Ocean City, Maryland
On July 15, 2011, we closed on our admission as a member into three existing entities that results in our acquiring substantially all of the economic interests from Cordish AC-1 Associates, LLC, Cordish AC-2 Associates, LLC and OCF Holdings LLC in Phase I & II of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland) for an acquisition price of $183.5 million, consisting of $110.0 million in cash and the assumption of $73.5 million in indebtedness. The acquisition was funded by amounts available under our unsecured lines of credit.

On November 1, 2011, we closed on our admission as a member into Atlantic City Associates Number Three LLC that resulted in our acquiring substantially all of the economic interests in Phase III of Atlantic City Outlets The Walk. The acquisition price of Atlantic City Phase III, subject to a final earnout calculation, is estimated to be $15.9 million, consisting of $5.9 million in cash and the assumption of $10.0 million in indebtedness.

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

The cash purchase price for Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit.

Hershey, Pennsylvania

On September 30, 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 248,000 square foot outlet center, for an acquisition price of $49.8 million, consisting of approximately $18.4 million in cash and the assumption of $31.4 million of indebtedness. Concurrent with the transaction, we made a $6.2 million loan to the noncontrolling interest holder collateralized by their ownership interest in the property.

Potential Acquisitions and Future Developments
As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona and West Phoenix, Arizona. There can be no assurance that these sites will ultimately be developed.
We expect that these development projects, if realized, would be primarily funded by amounts available under our unsecured lines of credit but could also require additional funding from other sources of capital, such as collateralized construction loans or public debt and equity offerings. We may also consider the use of additional operational or developmental joint ventures.
UNCONSOLIDATED JOINT VENTURES
RioCan Canada Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Subsequently, in July 2011, we finalized and executed the co-ownership documentation related to the joint venture. Through September 30, 2011, we have contributed approximately $1.4 million to fund pre-development and due diligence costs for various sites. Any projects developed will be co-owned on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 12 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet dependent on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1 billion, on a fully built out basis. There can be no assurance that the current plans of the joint venture to develop outlet centers in Canada will be realized.

National Harbor Joint Venture

In May 2011, we announced the entrance into an agreement to form an exclusive joint venture with The Peterson Companies for the development, management and leasing of Tanger Outlets at National Harbor. National Harbor, the Washington, DC metro area's premier waterfront resort destination, includes fine restaurants, distinctive retail, office and residences, and a number of world-class hotels including the Gaylord National Resort and Convention Center. Developed by The Peterson Companies, National Harbor comprises 350 acres of prime real estate along the scenic Potomac River in Prince George's County, MD. It is anticipated that the joint venture will develop an approximately 40 acre parcel at National Harbor offering easy access to I-495, I-95, I-295 and the Woodrow Wilson Bridge. The resulting Tanger Outlet Center is expected to house approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet.

The joint venture is co-owned by The Peterson Companies and us and the center will be branded as Tanger Outlets at National Harbor.  We and The Peterson Companies will jointly provide site development and construction supervision services to the venture; Tanger Outlet Centers will provide management services, leasing and marketing to the joint venture, however, there can be no assurance that the current plans of the joint venture to develop an outlet center will be realized.

Galveston/Houston Joint Venture

On June 30, 2011, we announced the formation of a 50/50 joint venture agreement with Simon Property Group, Inc. for the development, construction, leasing and management of a Tanger Outlet Center south of Houston in Texas City, Texas. When completed, the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. On July 27, 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies were held August 30, 2011. As of September 30, 2011, we have contributed $4.0 million in cash to the joint venture to fund development activities.

Financing Arrangements
At September 30, 2011, 89% of our outstanding debt represented unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $400.0 million. All unsecured lines of credit have an expiration date of November 29, 2013 with an option for a one year extension.
We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in our shareholders' best interests. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2011 and 2012.
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

The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	46%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>135%	216%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of September 30, 2011 about various unconsolidated real estate joint ventures with operating properties in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park (1)	Deer Park, Long Island, New York	33.3%	683,033	$(0.1)	$269.3
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,061	$4.2	$24.3
Galveston/Houston	Texas City, Texas	50.0%	—	$4.0	$—
RioCan Canada	Various	50.0%	—	$1.3	$—
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of September 30, 2011 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$89,761	5/17/2011(1)	Libor + 1.375-3.50%
Wisconsin Dells	$12,125	12/18/2012	Libor + 3.00%

(1)	The Deer Park mortgages did not qualify for the associated one-year extension options which were exercisable in May 2011. See "Deer Park, Long Island, New York" in this section for further discussion.

Deer Park, Long Island, New York
On May 17, 2011, construction mortgage and mezzanine loans to the joint ventures matured. The joint venture did not qualify for the one-year extension options under the loans and therefore began accruing interest expense at a weighted average default interest rate of 9.2% on the outstanding loan balances based on current interest rates. In September 2011, the joint venture partners signed non-binding term sheets with the administrative agent bank of the lender group for a three year extension on the senior and mezzanine loans from the original maturity date. Upon the signing of the term sheets, the default rate interest was waived and interest at the new stated rates of LIBOR plus LIBOR plus 3.50% and LIBOR plus 5.00%, respectively, were recorded from the original maturity date. The joint venture expects to close on the renewal loans during the fourth quarter of 2011. Upon closing, the joint venture will be required to make a $20.0 million paydown on the senior loan, of which one-third or approximately $6.67 million will be funded by the Operating Partnership. As of September 30, 2011, the outstanding principal balances of the senior and mezzanine loans were $252.0 million and $15.0 million, respectively.
In June 2008, the joint venture entered into an interest-only mortgage loan agreement for a warehouse adjacent to the property with an interest rate of LIBOR plus LIBOR plus 1.85% and a initial maturity of May 17, 2011. The joint venture did not qualify for the one year extension option under this loan. As of September 30, 2011, the outstanding principal balance under the warehouse mortgage was $2.3 million.

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

RELATED PARTY TRANSACTIONS
As noted above in "Off-Balance Sheet Arrangements", we are 50% owners of the Wisconsin Dells joint venture and a 33.3% owner in the Deer Park joint venture. These joint ventures pay us management, leasing and marketing fees, which we believe approximate current market rates, for services provided to the joint ventures. During the three and nine months ended September 30, 2011 and 2010, respectively, we earned the following fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fee:
Management and leasing	$716	$464	$1,689	$1,399
Marketing	37	39	125	119
Total Fees	$753	$503	$1,814	$1,518

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
Fees paid to the Vernon Law Firm were approximately $275,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, and $743,000 for the six months ended June, 30, 2011. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
Prior to its dissolution on June 1, 2011, Tanger Family Limited Partnership received quarterly distributions of earnings which were $2.4 million and $7.0 million for the three and nine months ended September 30, 2010, respectively, and $4.8 million for the six months ended June 30, 2011.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one Operating Partnership unit for four Company common shares.

On June 14, 2011, pursuant to an existing registration rights agreement, Steven Tanger made a written request of the Company to effect a registration under the Securities Act of 1933, as amended, of the Company's common shares equivalent in number to his holdings of Operating Partnership units as if exchanged in the ratio described above. This request required the Company to give notice of the pending registration to the other Family Limited Partners. Once given notice, all of the other Family Limited Partners notified the Company that they wanted common shares registered in an amount equal to their holdings of the Operating Partnership's units on an as-exchanged basis. On August 12, 2011, in accordance with the registration rights agreement, the Company filed a registration statement with the SEC to register the 12,133,220 Company common shares that were receivable upon the exchange of the Operating Partnership units by the Family Limited Partners.

In August 2011, a total of 160,332 Operating Partnership units were exchanged for 641,328 Company common shares by a Family Limited Partner other than Steven Tanger. At this time, Mr. Tanger, who beneficially owns 1,152,968 Operating Partnership units, which would total 4,611,872 Company common shares on an as-exchanged basis, has not indicated any present intention to exchange the Operating Partnership units that he received upon the dissolution of the Tanger Family Limited Partnership.

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

Below is a reconciliation of net income to FFO for the three and nine months ended September 30, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
FUNDS FROM OPERATIONS
Net income	$14,192	$14,753	$35,851	$23,148
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	—	—	—	87
Depreciation and amortization uniquely significant to real estate - consolidated	22,763	16,675	58,256	60,018
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,280	1,289	3,922	3,834
Funds from operations (FFO)	38,235	32,717	98,029	87,087
Preferred share dividends/distributions	—	(1,406)	—	(4,219)
FFO attributable to noncontrolling interests in other consolidated partnerships	(19)	—	(19)	—
Allocation of FFO to participating securities	(320)	(247)	(895)	(690)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$37,896	$31,064	$97,115	$82,178
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	97,811	92,535	94,869	92,484
Funds from operations per share	$0.39	$0.34	$1.02	$0.89
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,452	23,134	23,717	23,121
Funds from operations per unit	$1.55	$1.34	$4.09	$3.55

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company.
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
Below is a reconciliation of FFO to AFFO for the three and nine months ended September 30, 2011 and 2010 as well as other data for those respective periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$38,235	$32,717	$98,029	$87,087
Adjusted for non-core items:
Acquisition costs	978	—	2,519	—
Abandoned development costs	—	—	158	365
Termination of derivatives	—	—	—	6,142
Impairment charges	—	111	—	846
Loss on early termination of debt	—	—	—	563
Gain on sale of outparcel	—	—	—	(161)
Demolition costs of Hilton Head I, South Carolina	—	—	—	699
Adjusted funds from operations (AFFO)	39,213	32,828	100,706	95,541
Preferred share dividends/distributions	—	(1,406)	—	(4,219)
FFO attributable to noncontrolling interests in other consolidated partnerships	(19)	—	(19)	—
Allocation of AFFO to participating securities	(328)	(248)	(920)	(759)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$38,866	$31,174	$99,767	$90,563
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	97,811	92,535	94,869	92,484
Adjusted funds from operations per share	$0.40	$0.34	$1.05	$0.98
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,452	23,134	23,717	23,121
Adjusted funds from operations per unit	$1.59	$1.35	$4.21	$3.92

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Below is a reconciliation of Income before equity in losses of unconsolidated joint ventures and discontinued operations to same center net operating income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconsolidated joint ventures and discontinued operations	$14,219	$14,931	$36,674	$23,445
Loss on termination of derivatives	—	—	—	6,142
Loss on early extinguishment of debt	—	—	—	563
Interest expense	11,958	8,767	32,996	24,666
Operating Income	26,177	23,698	69,670	54,816
Adjusted to exclude:
Depreciation and amortization	22,964	16,805	58,787	60,388
Impairment charges	—	—	—	735
Abandoned development costs	—	—	158	365
Acquisition costs	978	—	2,519	—
General and administrative expenses	7,943	6,403	21,895	17,832
Property Net Operating Income	58,062	46,906	153,029	134,136
Less: non-cash adjustments and termination rents (1)	(1,186)	(1,026)	(3,830)	(3,333)
Property Net Operating Income - cash basis	56,876	45,880	149,199	130,803
Less: non-same center and other NOI	(9,517)	(759)	(14,951)	(2,861)
Total Same Center NOI - cash basis	$47,359	$45,121	$134,248	$127,942
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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2011, we had approximately 1.7 million square feet, or 18%, of our then-owned, wholly-owned portfolio coming up for renewal. During the first nine months of 2011, we renewed approximately 1.3 million square feet of this space at a 8% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 521,000 square feet at a 37% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of September 30, 2011 and 2010, respectively, occupancy at our wholly-owned centers was 98%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2011, we were not a party to any interest rate protection agreements.
As of September 30, 2011, approximately 33% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $2.9 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, a senior, unsecured bridge loan, senior exchangeable notes and unsecured lines of credit, at September 30, 2011 and December 31, 2010 was $1.1 billion and $770.1 million, respectively, and its recorded value was $982.2 million and $714.6 million, respectively. A 1% increase from prevailing interest rates at September 30, 2011 and December 31, 2010 would result in a decrease in fair value of total debt of approximately $39.7 million and $35.4 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 6. Exhibits

3.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. (Incorporated by reference to the exhibits to the Company and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.1
Form of Share Option Between Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership and certain employees. (Incorporated by reference to the exhibits to the Company and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited). (In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 4, 2011

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).