Form 10-K
period 2011-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2012-02-29
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Tanger Factory Outlet Centers, Inc.: None
Tanger Properties Limited Partnership: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Tanger Factory Outlet Centers, Inc.	Yes ☒ No ☐
Tanger Properties Limited Partnership	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Tanger Factory Outlet Centers, Inc.	Yes ☐ No ☒
Tanger Properties Limited Partnership	Yes ☐ No ☒

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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $2,137,697,000 based on the closing price on the New York Stock Exchange for such shares on June 30, 2011.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2012 was 90,780,624.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 2012.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership, held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

As of December 31, 2011, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 21,681,914 units of the Operating Partnership and the Family Limited Partners collectively owned 2,872,973 units. Each unit held by Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the two previous 2 for 1 splits of the Company's common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership. The individuals that comprise the Company's Board of Directors are also the same individuals that make up Tanger GP Trust's Board of Trustees.

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

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important, however to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, by the Operating Partnership's incurrence of indebtedness or through the issuance of partnership units.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2011, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. These outlet centers were 99% occupied and contained over 2,300 stores, representing approximately 400 store brands. We also had partial ownership interests in three outlet centers totaling approximately 1.1 million square feet, including one outlet center in Ontario, Canada.

Our centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual Family Limited Partners. Each such Family Limited Partner is now an individual limited partner of the Operating Partnership.

As of December 31, 2011, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 21,681,914 units of the Operating Partnership and the Family Limited Partners owned the remaining 2,872,973 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

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

The Company is a North Carolina corporation and the Operating Partnership is a North Carolina partnership, and both were formed in 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-Ks, 10-Qs, 8-Ks and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

Recent Developments

Acquisitions
Jeffersonville, Ohio
On June 28, 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center for $134.0 million in cash. The cash purchase price was funded with proceeds from a $150.0 million senior, unsecured bridge loan.

Atlantic City, New Jersey and Ocean City, Maryland
During 2011, we closed on our admission as a member into four existing entities that resulted in our acquiring substantially all of the economic interests of Atlantic City Outlets The Walk (Atlantic City, NJ) and Ocean City Factory Outlets (Ocean City, MD). The combined purchase price, once all earn out provisions are settled, is expected to be approximately $200.3 million, consisting of $116.8 million in cash (of which $3.0 million is currently contingent consideration) and the assumption of $83.5 million in indebtedness.

Atlantic City Outlets The Walk is comprised of approximately 490,000 square feet Ocean City Factory Outlets is comprised of approximately 199,000 square feet. The cash portion of the purchase price for Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit.

Hershey, Pennsylvania

On September 30, 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 247,000 square foot outlet center, for total consideration of $56.0 million, consisting of $24.6 million in cash and the assumption of $31.4 million of indebtedness. The cash consideration included a $6.2 million loan to the noncontrolling interest holder collateralized by their ownership interest in the property. The cash consideration for The Outlets at Hershey was funded by amounts available under our unsecured lines of credit.

Development Update

Redevelopment: Hilton Head, South Carolina

During the first quarter of 2011, we completed the redevelopment of our Hilton Head I outlet center and celebrated a grand re-opening on March 31, 2011. As of December 31, 2011, the 177,000 square foot center was 98% occupied. In addition, the property features four pad sites, three of which were leased as of December 31, 2011.

Joint Venture Activities

Deer Park, Long Island, New York
On December 22, 2011, Deer Park, an unconsolidated joint venture in which we have a 33.3% ownership interest, closed on the refinancing of its mortgage and mezzanine loans. At the closing, Deer Park made a payment of $20.0 million towards the principal amount of the mortgage bringing the new balance outstanding to $231.9 million. The principal balance on the mezzanine loan remained at $15.0 million. The new interest rates for the mortgage and mezzanine loan are LIBOR plus 3.50% and LIBOR plus 5.00%, respectively. Each of the three partners made an equity contribution to Deer Park prior to closing of $6.4 million. The $20.0 million principal payment was made from a combination of these three equity contributions totaling $19.2 million and cash available within Deer Park. The maturity date of both the mortgage and the mezzanine loan is May 17, 2014, however additional principal payments may be required prior to maturity if certain financial covenants are not met. Such principal payments, if necessary, may require additional capital contributions to Deer Park by the partners.
Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a 29,000 square foot warehouse adjacent to the Deer Park project described above for a total purchase price of $3.3 million. Deer Park Warehouse, in which we have a 33.3% ownership interest, is an unconsolidated joint venture. The interest-only mortgage loan for the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, the joint venture has accrued interest at a default rate of 8.25% from May 17, 2011 to December 31, 2011, and is currently in negotiations with the lender. There can be no assurance as to the outcome of these negotiations. As of December 31, 2011, the outstanding principal balance under the warehouse mortgage was $2.3 million. In December 2011, the joint venture recorded an impairment charge of approximately $900,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a 50/50 joint venture with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. When completed we expect that the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room to expand to approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies were held on August 30, 2011. As of December 31, 2011, we have contributed $7.8 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center and with our partners, will jointly provide development and leasing services.

RioCan Canadian Joint Venture

During 2011 we announced the formation of an exclusive joint venture (the "Canadian Joint Venture") with RioCan Real Estate Investment Trust ("RioCan") for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Through December 31, 2011, we have contributed approximately $1.0 million to fund pre-development and due diligence costs for various sites. Any projects developed will be co-owned by us and RioCan on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 12 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet depending on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1.0 billion, on a fully built out basis. There can be no assurance that the current plans of the joint venture to develop outlet centers in Canada as described above will be fully realized.

On December 9, 2011, the Canadian Joint Venture purchased the Cookstown Outlet Mall for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan will provide development and property management services to this existing outlet center and we will provide leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carries an interest rate of 5.1% and matures in 2014.

Cookstown Outlet Mall is north of the Greater Toronto Area in Innisfil, Ontario, and contains approximately 159,000 square feet with the potential to expand to approximately 320,000 square feet. This outlet center features many national retailers such as, Coach Outlet, Adidas, Tommy Hilfiger Outlet, Puma and Rockport. The acquisition of this property will enable the Canadian Joint Venture to begin to implement its outlet center strategy immediately, as well as provide the flexibility to potentially expand the site into a full-scale Tanger Outlet Center.

National Harbor, Washington D.C. Metro Area

In May 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development of Tanger Outlets at National Harbor in the Washington, D.C. area. National Harbor, includes fine restaurants, distinctive retail, office and residences, and a number of world-class hotels including the Gaylord National Resort and Convention Center. Developed by The Peterson Companies, National Harbor comprises 350 acres of prime real estate along the scenic Potomac River in Prince George's County, MD. It is anticipated that the joint venture will develop an approximately 40 acre parcel at National Harbor offering easy access to I-495, I-95, I-295 and the Woodrow Wilson Bridge. The resulting Tanger Outlet Center is expected to house approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet. In December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.
Glendale, Arizona
In February 2012, we announced plans to begin construction on Tanger Outlets Westgate, our previously announced site in Glendale, AZ. Currently, we expect the outlet center to contain approximately 328,000 square feet and to be open in time for the 2012 holiday shopping season.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period of other potential developments, including sites located in Scottsdale, AZ, as well as Halton Hills and Ottawa, Ontario. The Ontario sites, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see previous discussion under the caption “RioCan Canadian Joint Venture”). We may also use joint venture arrangements to develop other potential sites in the United States. There can be no assurance that any of these sites will be ultimately developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we typically use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources previously described.

Financing Transactions

$150.0 Million Senior Unsecured Bridge Loan

In June 2011, the Operating Partnership closed on a $150.0 million senior unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, OH outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit, as discussed below.

4.6 Million Common Share Offering

In July 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.4 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general corporate purposes.

Increase In Unsecured Lines of Credit to $520.0 Million

On November 10, 2011, the Operating Partnership amended its $400.0 million of unsecured lines of credit, increasing the total capacity to $520.0 million (of which up to $100.0 million may be borrowed in Canadian dollars) and extending the maturity through November 10, 2015.

The unsecured lines of credit include a $20.0 million liquidity line as well as a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. We have the option to extend the lines for an additional year to November 10, 2016. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a credit spread over LIBOR of 1.25% and require the payment of an annual facility fee of 0.25% on the total committed amount. Previously, the credit spread over LIBOR was 1.90% and the annual facility fee was 0.40%. The Company guarantees the Operating Partnership's obligations under these lines.

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan will be interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the new loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our $520.0 million unsecured lines of credit.

Board of Directors and Management Changes

In March 2011, Donald G. Drapkin was added as a member of the Company's Board of Directors and the Operating Partnership's Board of Trustees. Mr. Drapkin brings over 30 years of highly sophisticated securities transaction experience to the Board.

In August 2011, Thomas E. McDonough was promoted to Executive Vice President - Chief Operating Officer. Mr. McDonough joined our management team as Executive Vice-President of Operations in August 2010. Mr. McDonough brought nearly 30 years of REIT management, leasing, acquisition and development experience to the Company.

In December 2011, Chad D. Perry joined our management team as Executive Vice President - General Counsel. Mr. Perry brings nearly 15 years of experience to the Company. His responsibilities include corporate governance, compliance, and other legal matters, as well as management of outside counsel relationships and the Company’s in-house legal department.

The Outlet Concept

Outlets are stores operated by manufacturers and brand name retailers that sell primarily first quality, branded products to consumers at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer numerous advantages to manufacturers and brand name retailers as they are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, which enhance their profit potential. Outlet centers enable them to optimize the size of production runs while continuing to maintain control of their distribution channels. In addition, outlet centers benefit manufacturers and brand name retailers by permitting them to sell out-of-season, overstocked or discontinued merchandise without alienating department stores or hampering the manufacturer's brand name, as is often the case when merchandise is distributed via discount chains.

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

Our Outlet Centers

Each of our outlet centers carries the Tanger brand name. We believe that our tenants and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers and brand name retailers.

As one of the original participants in this industry, we have developed long-standing relationships with many of our tenants. Because of our established relationships, we believe we are well positioned for the long-term.

Our outlet centers range in size from 24,619 to 729,736 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base comprised of approximately 400 different well-known, upscale, national designer or brand name concepts, such as Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach Leatherware, Eddie Bauer, GAP, J. Crew, Juicy, Kate Spade, Lucky Brand Jeans, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Saks Fifth Avenue - Off Fifth, Tommy Hilfiger, Under Armour and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2011, 2010 or 2009. As of December 31 2011, no single tenant accounted for more than 8.0% of our leasable square feet or 6.5% of our combined base and percentage rental revenues. Because our typical tenant is a large, national manufacturer, we generally do not experience any material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2011. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of our total revenues in 2011.

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

Business Strategy

Our company has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices. We partner with many of the world's best known and most respected retailers and manufacturers. By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for well over a quarter century. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 400 brand name manufacturers.

We have had a solid track record of success in the outlet industry for the past 31 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2011, our consolidated outlet centers were 99% occupied with average tenant sales of $366 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development and operation of manufacturers' outlet centers.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing centers, renovating and expanding our mature centers and reaching new markets through ground-up developments or acquisitions of new outlet centers. We expect new development to continue to be important to the growth of our portfolio in the long-term. Future centers may be wholly-owned by us or developed through joint venture arrangements.

Increasing Rents at Existing Centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. Due to the overall high performance of our shopping centers, we have historically been able to renew leases at higher base rents per square-foot and attract stronger, more popular brands to replace underperforming tenants.

Developing New Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 31 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to identify new markets across North America, we follow a general set of guidelines when evaluating opportunities for the development of new centers. This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support centers with approximately 90 stores totaling at least 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. We typically prefer that at least 50% of the space in each center is pre-leased prior to acquiring the site and beginning construction; however, we may occasionally proceed with construction with less than 50% of the space pre-leased under certain circumstances. This pre-leasing policy is consistent with our conservative financing perspective and the discipline we impose upon ourselves. Construction of a new outlet center has typically taken us nine to twelve months from groundbreaking to the opening of the first tenant stores.

Expanding and Renovating Existing Centers

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

Leasing

The long-standing retailer relationships that we enjoy allow us the ability to provide our shoppers with a collection of the world's most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry and accessories, tableware, housewares, luggage and domestic goods. In order for our centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our centers for maximum sales of each retail unit across our portfolio.

Marketing

Our marketing plans deliver compelling, well-crafted messages and enticing promotions and events to targeted audiences for tangible, meaningful and measurable results. Our plans are based on a basic measure of success - increase sales and traffic for our retail partners and we will create successful centers. Utilizing a strategic mix of print, radio, television, direct mail, website, internet advertising, social networks, smart phone applications and public relations, we consistently reinforce the Tanger brand. Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2012.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2015 when our next significant debt maturities occur. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

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

We compete directly with one large national owner of outlet centers and numerous small owners, however, there is the potential for increased competition from other developers who have announced plans to enter the outlet industry. We believe the high barriers to entry in the outlet industry, including the need for extensive relationships with premier manufacturers and brand name retailers, will continue to minimize the number of new outlet centers developed each year.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters is located. In addition, we rent a regional office in New York City, New York to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 36 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2012, we had 224 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and 36 business offices. At that date, we also employed 252 part-time employees at various locations.

Item 1A.	Risk Factors

Risks Related to Real Estate Investments

We may be unable to develop new outlet centers or expand existing outlet centers successfully.

We continue to develop new outlet centers and expand existing outlet centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

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

We intend to grow our business through acquisitions and developments. We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. These competitors may succeed in acquiring or developing outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing to acquire or develop outlet centers has increased and may continue to increase in the future, which could increase demand for these outlet centers and the prices we must pay to acquire or develop them. If we pay higher prices for outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions. We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

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

We own partial interests in three outlet centers with various joint venture partners. The approval or consent of the other members of these joint ventures is required before we may sell, finance, expand or make other significant changes in the operations of these properties. We also may not have control over certain major decisions, including approval of the annual operating budgets, leasing and the timing and amount of distributions, which could result in decisions by the managing member that do not fully reflect our interests. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, ongoing operations, financing or other similar transactions with respect to such properties.

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

To obtain the favorable tax treatment associated with the Company's qualification as a REIT, generally, the Company is required to distribute to its shareholders at least 90% of its net taxable income (excluding capital gains) each year. The Company depends upon distributions or other payments from the Operating Partnership to make distributions to the Company's common shareholders. A recent IRS revenue procedure allows the Company to satisfy the REIT income distribution requirement by distributing up to 90% of the dividends on its common shares in the form of additional common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that the Company pays a portion of a dividend in shares, taxable U.S. shareholders would be required to pay income tax on the entire amount of the dividend, including the portion paid in shares, in which case such shareholders might have to pay the income tax using cash from other sources. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this income tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale.

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

As of February 1, 2012, our consolidated portfolio consisted of 36 outlet centers totaling 10.7 million square feet located in 24 states. We own interests in three other outlet centers totaling approximately 1.1 million square feet through unconsolidated joint ventures, including one outlet center in Ontario, Canada. Our centers range in size from 24,619 to 729,736 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Riverhead, New York center is the only property that represented 10% or more of our consolidated total revenues for the year ended December 31, 2011. Our Atlantic City, NJ center is the only property that represents 10% or more of our consolidated total assets as of December 31, 2011. See “Properties - Significant Property” for further details.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Of the 36 outlet centers in our consolidated portfolio, we own the land underlying 30 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the six centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	41.6	2046	2046
Riverhead, NY	47.0	2014	2039
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2012.

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,576,873	15
Pennsylvania	3	874,422	8
New York	1	729,736	7
Georgia	2	665,780	6
Texas	2	619,729	6
Delaware	1	568,975	5
Alabama	1	557,228	5
North Carolina	3	505,242	5
New Jersey	1	489,762	4
Michigan	2	437,202	4
Tennessee	1	419,038	4
Ohio	1	409,820	4
Missouri	1	302,922	3
Utah	1	298,379	3
Connecticut	1	291,051	3
Louisiana	1	282,403	3
Iowa	1	277,230	2
Oregon	1	270,212	2
Illinois	1	250,439	2
New Hampshire	1	245,698	2
Maryland	1	199,243	2
Florida	1	198,877	2
California	1	171,300	2
Maine	2	82,286	1
Total	36	10,723,847	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2012. Except as noted, all properties are fee owned.

Location	Square Feet	% Occupied
Consolidated Outlet Centers
Riverhead, New York (1)	729,736	98
Rehoboth Beach, Delaware (1)	568,975	99
Foley, Alabama	557,228	96
Atlantic City, New Jersey (1)	489,762	99
San Marcos, Texas	441,929	99
Myrtle Beach Hwy 501, South Carolina	425,247	100
Sevierville, Tennessee (1)	419,038	99
Jeffersonville, Ohio	409,820	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Washington, Pennsylvania	372,972	97
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	99
Howell, Michigan	324,632	98
Mebane, North Carolina	318,910	100
Branson, Missouri	302,922	100
Park City, Utah	298,379	99
Locust Grove, Georgia	295,268	98
Westbrook, Connecticut	291,051	99
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	94
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,448	99
Tilton, New Hampshire	245,698	99
Hilton Head II, South Carolina	206,529	100
Ocean City, Maryland (1)	199,243	90
Fort Myers, Florida	198,877	92
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	96
Blowing Rock, North Carolina	104,154	98
Nags Head, North Carolina	82,178	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
	10,723,847	98
Unconsolidated Joint Ventures
Wisconsin Dells, Wisconsin (50% owned)	265,086	97
Deer Park, New York (2) (33.3% owned)	686,041	89
Cookstown, Ontario (50% owned)	159,391	97
(1)    These properties or a portion thereof are subject to a ground lease.

(2)	Includes a 29,253 square foot warehouse adjacent to the property.

Lease Expirations

The following table sets forth, as of February 1, 2012, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. (1) Square Feet	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2012	227	999,000	$17.57	$17,548,000	9
2013	408	1,820,000	20.37	37,068,000	18
2014	304	1,378,000	19.21	26,472,000	13
2015	275	1,198,000	20.75	24,859,000	12
2016	310	1,367,000	20.54	28,082,000	14
2017	191	895,000	21.40	19,154,000	9
2018	98	486,000	25.50	12,395,000	6
2019	61	262,000	27.06	7,090,000	3
2020	106	581,000	17.74	10,306,000	5
2021	161	832,000	19.58	16,290,000	8
2022 & thereafter	58	237,000	26.01	6,165,000	3
	2,199	10,055,000	$20.43	$205,429,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 669,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet	Square Feet	% of Expiring Square Feet
2011	1,771,000	18	1,459,000	82
2010	1,460,000	16	1,217,000	83
2009	1,502,000	16	1,218,000	81
2008	1,350,000	16	1,103,000	82
2007	1,572,000	19	1,246,000	79

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents				Average Annualized Base Rents
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2011	1,459,000	$18.16	$20.54	13	548,000	$18.82	$28.24	50
2010	1,217,000	$18.00	$19.65	9	432,000	$19.21	$24.18	26
2009	1,218,000	$16.80	$18.43	10	305,000	$18.83	$24.66	31
2008	1,103,000	$17.29	$20.31	17	492,000	$18.03	$25.97	44
2007	1,246,000	$15.94	$18.15	14	610,000	$16.75	$23.41	40

(1)
The square footage released to new tenants for 2011, 2010, 2009, 2008 and 2007 contains 172,000, 91,000, 73,000, 139,000 and 164,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth for tenants that report sales, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our consolidated outlet centers.

Year	Occupancy Costs as a % of Tenant Sales
2011	8.4
2010	8.3
2009	8.5
2008	8.2
2007	7.7

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2012.

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	23	348,196	3.2
GAP	31	302,787	2.8
Banana Republic	24	200,649	1.9
Gap Kids	1	7,887	0.1
	79	859,519	8.0
Phillips-Van Heusen Corporation:
Bass Shoe	33	218,204	2.0
Tommy Hilfiger	28	187,672	1.8
Van Heusen	32	129,275	1.2
Calvin Klein, Inc.	14	79,857	0.7
Izod	24	65,192	0.6
Tommy Kids	3	8,500	0.1
	134	688,700	6.4
Dress Barn, Inc.:
Dress Barn	28	234,638	2.2
Justice	23	98,486	0.9
Maurice's	8	32,436	0.3
Dress Barn Woman	2	7,470	0.1
Dress Barn Petite	1	6,570	*
	62	379,600	3.5
Nike:
Nike	24	336,205	3.1
Converse	5	15,049	0.2
Cole-Haan	3	9,000	0.1
Hurley	2	4,633	*
	34	364,887	3.4
Adidas:
Reebok	26	218,207	2.0
Adidas	11	98,733	0.9
Rockport	6	16,852	0.2
	43	333,792	3.1
VF Outlet Inc.:
VF Outlet	9	218,763	2.1
Nautica Factory Stores	18	89,786	0.8
Vans	4	12,000	0.1
Nautica Kids	1	2,500	*
	32	323,049	3.0
ANN Inc.:
Loft	24	173,875	1.6
Ann Taylor	18	121,496	1.2
	42	295,371	2.8
Polo Ralph Lauren:
Polo Ralph Lauren	27	278,851	2.6
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*
	29	286,851	2.7
Carter's:
OshKosh B'Gosh	29	140,335	1.3
Carter's	30	136,306	1.3
	59	276,641	2.6
Hanesbrands Direct, LLC:
Hanesbrands	34	213,867	2.0
Champion	6	27,652	0.3
Socks Galore	3	4,360	*
Bali	1	4,300	*
	44	250,179	2.3

Total of all tenants listed in table	558	4,058,589	37.8
* Less than 0.1%.

Significant Properties

The Riverhead, NY outlet center is the only property that comprises 10% or more of our consolidated gross revenues. The Riverhead center, originally constructed in 1994, represented 11% of our consolidated total revenues for the year ended December 31, 2011. The Atlantic City, NJ outlet center is the only property that comprises 10% or more of our consolidated total assets. The Atlantic City outlet center, acquired during 2011, represented 10% of our consolidated total assets as of December 31, 2011.

Tenants at the Riverhead and Atlantic City centers principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to these properties as of December 31, 2011, 2010 and 2009:

Center Occupancy	Square Feet	2011	2010	2009
Riverhead, NY	729,736	99%	100%	99%
Atlantic City, NJ	489,762	99%	N/A	N/A

Average base rental rates per weighted average square foot		2011	2010	2009
Riverhead, NY		$28.63	$27.89	$26.21
Atlantic City, NJ (1)		*	N/A	N/A
(1) Note that center was acquired during 2011 so annualized data not available.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. At December 31, 2011, the net federal tax basis of the Riverhead and Atlantic City outlet centers was approximately $230.4 million. Real estate taxes assessed on these centers during 2011 amounted to $4.9 million. Real estate taxes for 2012 are estimated to be approximately $5.0 million.

The following table sets forth, as of February 1, 2012, combined, scheduled lease expirations at the Riverhead and Atlantic City outlet centers assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2012	30	136,000	$26.61	$3,619,000	11
2013	36	189,000	26.30	4,971,000	16
2014	40	209,000	23.23	4,856,000	15
2015	29	132,000	24.72	3,263,000	10
2016	21	68,000	30.85	2,098,000	7
2017	33	151,000	27.89	4,211,000	13
2018	14	64,000	30.06	1,924,000	6
2019	7	31,000	41.90	1,299,000	4
2020	10	56,000	28.00	1,568,000	5
2021	15	68,000	35.29	2,400,000	8
2022 and thereafter	11	54,000	29.17	1,575,000	5
Total	246	1,158,000	$27.45	$31,784,000	100

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 61,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2011, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Item 3.	Legal Proceedings

We are subject to legal proceedings and claims that have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable

EXECUTIVE OFFICERS OF TANGER FACTORY OUTLET CENTERS, INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	63	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	53	Executive Vice President - Chief Financial Officer and Secretary
Thomas E. McDonough	54	Executive Vice President - Chief Operating Officer
Chad D. Perry	40	Executive Vice President - General Counsel
Carrie A. Geldner	49	Senior Vice President - Chief Marketing Officer
Lisa J. Morrison	52	Senior Vice President - Leasing
James F. Williams	47	Senior Vice President - Controller
Virginia R. Summerell	53	Senior Vice President - Treasurer and Assistant Secretary

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

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President - Chief Financial Officer in April 2003 and was additionally named Secretary in May 2005. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. He served as Chief Accounting Officer from January 1993 to November 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, corporate communications and information systems functions. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Thomas E. McDonough. Mr. McDonough was named Executive Vice President - Chief Operating Officer in August 2011. He joined the Company in August 2010 as Executive Vice President of Operations. Previously, he was the Co-Founder and Principal of MHF Real Estate Group, a real estate asset management firm, from September 2009 to August 2010. He served as Chief Investment Officer and was a member of the Investment Committee at Equity One, Inc. from July 2007 to April 2009. From April 2006 to July 2007, Mr. McDonough was a partner at Kahl & Goveia, and from February 1997 to April 2006, he was employed by Regency Centers Corp., and its predecessor, Pacific Retail Trust, as the national director of acquisitions and dispositions. Previously, from July 1984 to January 1997, Mr. McDonough served in various capacities, including partner and principal, with Trammell Crow Company. Mr. McDonough has supervisory responsibility over the senior officers that oversee the Company's operations, construction and development, leasing and marketing functions. Mr. McDonough is a graduate of Stanford University and holds an MBA degree from Harvard Business School.

Chad D. Perry. Mr. Perry joined the Company in December 2011 as Executive Vice President - General Counsel. Previously, he was Executive Vice President and Deputy General Counsel of LPL Financial Corporation from May 2006 to December 2011. From January 2005 to April 2006, he served as Senior Corporate Counsel of EMC Corporation. Previously, Mr. Perry was a Senior Associate of international law firm Ropes & Gray from September 1997 to January 2005. His responsibilities include corporate governance, compliance, and other legal matters, as well as management of outside counsel relationships and the Company’s in house legal department. Mr. Perry is a graduate of Princeton University, holds a J.D. degree from Columbia University, and is a member of both the Massachusetts and California bar associations.

Carrie A. Geldner. Ms. Geldner was named Senior Vice President - Chief Marketing Officer in January 2012. Previously, she held the positions of Senior Vice President - Marketing from May 2000 to January 2012, Vice President - Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996. Prior to joining Tanger, Ms. Geldner was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Previously, Ms. Geldner was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Her major responsibilities include managing the Company's marketing department and developing and overseeing implementation of all corporate and field marketing programs. Ms. Geldner is a graduate of East Carolina University.

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

James F. Williams. Mr. Williams was named Senior Vice President - Controller in February 2006. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997 and Vice President in April 2004. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Virginia R. Summerell. Ms. Summerell was named Senior Vice President - Treasurer and Assistant Secretary of the Company in May 2011. Since joining the Company in August 1992, she has held various positions including Vice President Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include developing and maintaining banking relationships, oversight of all project and corporate finance transactions, management of treasury systems and the supervision of the Company's credit department. Prior to joining the Company, she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University.

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

2011	High	Low	Common Dividends Paid
First Quarter	$27.39	$24.57	$0.19375
Second Quarter	28.05	24.81	0.20000
Third Quarter	28.99	22.38	0.20000
Fourth Quarter	30.15	23.98	0.20000
Year 2011	$30.15	$22.38	$0.79375

2010	High	Low	Common Dividends Paid
First Quarter	$22.64	$18.40	$0.19125
Second Quarter	22.31	18.90	0.19375
Third Quarter	24.53	20.23	0.19375
Fourth Quarter	26.00	23.19	0.19375
Year 2010	$26.00	$18.40	$0.77250

Holders

As of February 1, 2012, there were approximately 495 common shareholders of record.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2011, is not necessarily indicative of future results.

		Period Ended
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Tanger Factory Outlet Centers, Inc.	100.00	100.09	104.07	112.67	153.28	180.81
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
SNL REIT Retail Shopping Ctr Index	100.00	82.33	49.57	48.93	63.52	61.70

Tanger Properties Limited Partnership Market Information
There is no established public trading market for the Operating Partnership's common units. As of December 31, 2011, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 21,681,914 units of the Operating Partnership and the Family Limited Partners collectively owned 2,872,973 units as limited partners. We made distributions per common unit during 2011 and 2010 as follows:

	2011	2010
First Quarter	$0.775	$0.765
Second Quarter	0.800	0.775
Third Quarter	0.800	0.775
Fourth Quarter	0.800	0.775
	$3.175	$3.090

Item 6.	Selected Financial Data (Tanger Factory Outlet Centers, Inc.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2011	2010	2009	2008	2007
	(in thousands, except per share and center data)
OPERATING DATA
Total revenues	$315,223	$276,303	$270,595	$243,793	$226,792
Operating income	97,936	79,631	69,940	78,764	71,135
Income from continuing operations	50,989	38,342	72,709	29,581	30,008
Net income	50,989	38,244	67,495	29,718	30,556
SHARE DATA
Basic:
Income from continuing operations	$0.53	$0.32	$0.78	$0.31	$0.32
Net income available to common shareholders	$0.53	$0.32	$0.72	$0.31	$0.33
Weighted average common shares	83,000	80,187	71,832	62,169	61,642
Diluted:
Income from continuing operations	$0.52	$0.32	$0.78	$0.31	$0.31
Net income available to common shareholders	$0.52	$0.32	$0.72	$0.31	$0.32
Weighted average common shares	84,129	80,390	72,024	62,442	63,026
Common dividends paid	$0.7938	$0.7725	$0.7638	$0.7500	$0.7100
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,916,045	$1,576,214	$1,507,870	$1,399,755	$1,287,241
Total assets	1,621,815	1,216,934	1,178,861	1,121,925	1,060,148
Debt	1,025,542	714,616	584,611	786,863	695,002
Total shareholders' equity	528,432	421,895	521,063	265,903	294,148
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$135,994	$118,500	$127,297	$96,970	$98,588
Investing activities	$(361,076)	$(86,853)	$(76,228)	$(133,483)	$(84,803)
Financing activities	$227,218	$(29,156)	$(52,779)	$39,078	$(19,826)
OTHER DATA
Gross Leasable Area Open:
Consolidated	10,724	9,190	9,216	8,820	8,398
Partially-owned (unconsolidated)	1,110	948	950	1,352	667

Number of outlet centers:
Consolidated	36	31	31	30	29
Partially-owned (unconsolidated)	3	2	2	3	2

(1) For the year ended December 31, 2010, income from continuing operations and net income include a loss on termination of derivatives of $6.1 million.

(2) For the year ended December 31, 2009, income from continuing operations and net income include a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.

(3) For the year ended December 31, 2008, income from continuing operations and net income include a loss on termination of derivatives of $8.9 million.

Item 6.	Selected Financial Data (Tanger Properties Limited Partnership)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2011	2010	2009	2008	2007
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$315,223	$276,303	$270,595	$243,793	$226,792
Operating income	97,936	79,631	69,940	78,764	71,135
Income from continuing operations	50,989	38,342	72,709	29,581	30,008
Net income	50,989	38,244	67,495	29,718	30,556
UNIT DATA
Basic:
Income from continuing operations	$2.12	$1.29	$3.16	$1.25	$1.29
Net income available to common unitholders	$2.12	$1.29	$2.91	$1.26	$1.32
Weighted average common units	23,723	23,080	20,991	18,575	18,444
Diluted:
Income from continuing operations	$2.10	$1.29	$3.15	$1.25	$1.27
Net income available to common unitholders	$2.10	$1.29	$2.91	$1.25	$1.29
Weighted average common units	24,005	23,131	21,039	18,644	18,790
Common distributions paid	$3.18	$3.09	$3.06	$3.00	$2.84
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,916,045	$1,576,214	$1,507,870	$1,399,755	$1,287,241
Total assets	1,621,463	1,216,476	1,178,500	1,121,639	1,059,846
Debt	1,025,542	714,616	584,611	786,863	695,002
Total equity	528,432	421,895	521,063	265,903	294,148
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$136,053	$118,466	$127,269	$96,964	$98,609
Investing activities	$(361,076)	$(86,853)	$(76,228)	$(133,483)	$(84,803)
Financing activities	$227,218	$(29,156)	$(52,779)	$39,078	$(19,826)
OTHER DATA
Gross Leasable Area Open:
Consolidated	10,724	9,190	9,216	8,820	8,398
Partially-owned (unconsolidated)	1,110	948	950	1,352	667

Number of outlet centers:
Consolidated	36	31	31	30	29
Partially-owned (unconsolidated)	3	2	2	3	2
(1) For the year ended December 31, 2010, income from continuing operations and net income include a loss on termination of derivatives of $6.1 million.

(2) For the year ended December 31, 2009, income from continuing operations and net income include a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.

(3) For the year ended December 31, 2008, income from continuing operations and net income include a loss on termination of derivatives of $8.9 million.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words 'believe', 'expect', 'intend', 'anticipate', 'estimate', 'project', or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2011 and 2010, we had 36 consolidated outlet centers in 24 states totaling 10.7 million square feet.
The table below details our development and acquisition activities that significantly impacted our results of operations and liquidity during 2011.

Center	Date Acquired/Open	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of December 31, 2010			9,190	31	21
Redevelopments:
Hilton Head I, SC	March 31, 2011		177	1	—
Acquisitions:
Jeffersonville, OH	June 28, 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 15, 2011	$200.3	689	2	2
Hershey, PA (2)	September 30, 2011	$49.8	247	1	—
Other			11	—	—
As of December 31, 2011			10,724	36	24

(1) Substantially all of the economic interests in Phase I & II of Atlantic City Outlets The Walk and Ocean City were purchased on July 15, 2011, and substantially all of the economic interest in Phase III if Atlantic City Outlets The Walk was purchased on November 1, 2011.

(2) Excludes a $6.2 million loan to the noncontrolling interest holder collateralized by their ownership interest in the property.

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2011 and 2010, respectively:

	2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	156	548,000	$28.24	$33.79	8.17	$24.10
Renewal	307	1,459,000	$20.54	$1.33	4.57	$20.25

	2010
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	126	432,000	$24.18	$28.82	7.39	$20.28
Renewal	290	1,217,000	$19.65	$0.03	4.19	$19.64
(1) Net average straight-line rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annaul straight-line rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.
Results of Operations

2011 Compared to 2010

NET INCOME

Net income increased approximately $12.7 million in the 2011 period to $51.0 million as compared to $38.2 million for the 2010 period. The increase in net income was a result of a $38.9 million increase in operating revenues partially offset by a $15.4 million increase in operating expenses, $11.3 million in higher interest costs, $6.0 million in higher depreciation and amortization amounts and $1.1 million in higher losses on unconsolidated joint ventures. In addition, $6.7 million of losses on debt extinguishment and termination of derivatives were recorded during the 2010 period compared to no losses on debt extinguishment for the 2011 period.

BASE RENTALS
Base rentals increased $28.7 million, or 16%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2011	2010	Increase/ (Decrease)
Existing property base rentals	$183,662	$175,165	$8,497
Base rentals from new developments	9,418	2,153	7,265
Base rentals from acquisitions	13,352	—	13,352
Termination fees	508	907	(399)
Amortization of net above and below market rent adjustments	697	751	(54)
	$207,637	$178,976	$28,661

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the fourth quarter of 2010, we opened a 319,000 square foot outlet center in Mebane, NC. During the first quarter of 2011, we completed the redevelopment and opened our 177,000 square foot outlet center in Hilton Head I, SC and throughout 2011 acquired a total of four outlet centers adding approximately 1.3 million square feet of to our consolidated outlet center portfolio.

At December 31, 2011, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $4.4 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $1.2 million, or 15%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2011	2010	Increase/ (Decrease)
Existing property percentage rentals	$8,022	$7,884	$138
Percentage rentals from new developments	539	30	509
Percentage rentals from acquisitions	523	—	523
	$9,084	$7,914	$1,170

Percentage rentals generated from existing properties in our portfolio increased 1.8% in the 2011 period compared to the 2010 period. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended December 31, 2011 increased 3.5% to $366 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. In addition, percentage rentals increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio during 2011, as well as the full year effect of the Mebane, NC outlet center which opened in November 1, 2010.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $9.0 million, or 11%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2011	2010	Increase/ (Decrease)
Existing property expense reimbursements	$81,297	$79,051	$2,246
Expense reimbursements from new developments	3,675	1,126	2,549
Expense reimbursements from acquisitions	4,397	—	4,397
Termination fees allocated to expense reimbursements	251	450	(199)
	$89,620	$80,627	$8,993

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Existing property expense reimbursements increased in the 2011 period compared to the 2010 period as a result of an increase in the portfolio's overall occupancy rate as well an increase in the number of leases executed which require reimbursement of operating expenses.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $7.3 million, or 8%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2011	2010	Increase/ (Decrease)
Existing property operating expenses	$90,394	$89,942	$452
Property operating expenses from new developments	4,286	2,257	2,029
Property operating expenses from acquisitions	5,566	—	5,566
Demolition costs related to the redevelopment of Hilton Head I, SC outlet center	—	699	(699)
	$100,246	$92,898	$7,348

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $5.6 million, or 23%, in the 2011 period as compared to the 2010 period. This increase was primarily due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company and organizational costs related to the formation of additional unconsolidated joint ventures. Also, the 2011 period included higher payroll related expenses on a comparative basis to the 2010 period due to the addition of new employees throughout 2011, including the positions of Executive Vice President - Chief Operating Officer and Executive Vice President - General Counsel.

ACQUISITION COSTS
The 2011 period includes costs related to the acquisition of the properties described above in "General Overview".

IMPAIRMENT CHARGES
In 2005 we sold an outlet center located in Seymour, Indiana. We retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in the 2010 period in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its current fair value. We determined the estimated fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $6.0 million, or 8%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2011	2010	Increase/ (Decrease)
Existing property depreciation and amortization	$67,708	$68,350	$(642)
Depreciation and amortization from new developments	4,242	388	3,854
Depreciation and amortization from acquisitions	12,065	—	12,065
Accelerated depreciation and amortization related to the redevelopment of the Hilton Head I, SC outlet center	—	9,301	(9,301)
	$84,015	$78,039	$5,976

Depreciation and amortization costs increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio during 2011. The depreciation and amortization from acquisitions includes the amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives. In addition, the 2011 period includes a full year of depreciation and amortization related to the Mebane, NC outlet center which opened in November 2010.

As of March 31, 2010, the previously existing Hilton Head I, SC outlet center was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated.

INTEREST EXPENSE
Interest expense increased approximately $11.3 million, or 33.0%, in the 2011 period compared to the 2010 period. The primary reason for the increase in interest expense was an increase in the average amount of debt outstanding from approximately $649.6 million for the 2010 period to approximately $870.1 million for the 2011 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above, the repurchase of 3.0 million preferred shares in December 2010 and other general corporate purposes.

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

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES
Equity in losses of unconsolidated joint ventures increased approximately $1.1 million, or 237.3%, in the 2011 period compared to the 2010 period. Losses were higher in the 2011 period due to the increase in interest rates upon the refinancing for the Deer Park mortgage and mezzanine loans. Even though the loans were refinanced in December 2011, the interest rate increase was effective as of May 2011 when the original loan terms expired. In addition, in December 2011 Deer Park Warehouse recorded an impairment charge of approximately $900,000, of which our one-third share is $300,000, to lower the basis of the warehouse to its estimated fair market value. The 2010 period included no impairment charges for any unconsolidated joint ventures.

DISCONTINUED OPERATIONS
In May 2010, the Company's Board of Directors approved the plan for our management to sell our Commerce I, Georgia center. The facts and circumstances of the plan met the accounting requirements to classify the results of operations of the center as discontinued operations for the 2010 period. In the 2010 period the majority of the Commerce I, GA center was sold. During the third quarter of 2010, we recorded an impairment of approximately $111,000 to lower the basis of the remaining portion of the center to its approximate fair value. The remaining portion of the center was sold during the first quarter of 2011, however, the 2011 period did not include any discontinued operations.

2010 Compared to 2009

NET INCOME
Net income decreased approximately $29.3 million in the 2010 period to $38.3 million as compared to $67.5 million for the 2009 period. The 2009 period included a gain on fair value measurement of previously held interest in acquired joint venture of $31.5 million and a $10.5 million gain on debt extinguishment compared to $6.7 million of losses on debt extinguishment and termination of derivatives in the 2010 period. Net income was affected by an increase of $5.7 million in operating revenues, a $2.8 million decrease in operating expenses, a $1.9 million decrease in depreciation and amortization and a $3.6 million decrease in interest expense.

BASE RENTALS
Base rentals increased $4.9 million, or 3%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of base rentals from 2009 to 2010 (in thousands):

	2010	2009	Increase/ (Decrease)
Existing property base rentals	$175,165	$170,313	$4,852
Base rentals from new developments	2,153	2,088	65
Termination fees	907	1,096	(189)
Amortization of net above and below market rent adjustments	751	549	202
	$178,976	$174,046	$4,930

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant space.

In November 2010, we opened our new outlet center in Mebane, NC and during the second quarter of 2009 opened an additional expansion phase at our Commerce II, GA outlet center.

During the second quarter of 2010, we completed the demolition of one of our two centers in Hilton Head, SC comprising approximately 162,000 square feet. The redevelopment of this site began during the second quarter of 2010 with the opening of a new 177,000 square foot outlet center during the first quarter of 2011. Base rentals related to the demolished center of $400,000 and $1.8 million for the years ended 2010 and 2009, respectively are included in the "Base rentals from new developments" line item above.

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

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $1.1 million, or 16% from the 2009 period to the 2010 period. The increase in percentage rentals are directly related to the strength of our tenants' sales. Reported tenant comparable sales for our wholly owned properties for the year ended December 31, 2010 increased 6.6% to $354 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.1 million, or 3%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of expense reimbursements from 2009 to 2010 (in thousands):

	2010	2009	Increase/ (Decrease)
Existing property expense reimbursements	$78,916	$77,076	$1,840
Expense reimbursements from new developments	1,261	1,000	261
Termination fees allocated to expense reimbursements	450	424	26
	$80,627	$78,500	$2,127

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

In November 2010, we opened our new outlet center in Mebane, NC and during the second quarter of 2009 opened an additional expansion phase at our Commerce II, GA outlet center.

Expense reimbursements from the redevelopment of Hilton Head I, SC center of $115,000 and $918,000 for the years ended 2010 and 2009, respectively, are included in the "Expense reimbursements from new developments" line item above.

OTHER INCOME
Other income decreased $2.5 million, or 22%, in the 2010 period as compared to the 2009 period due primarily to the $3.3 million gain on the sale of a land outparcel at our Washington, Pennsylvania outlet center in August 2009. This decrease was partially offset by the incremental other income generated from the opening of the outlet center in Mebane, NC in November 2010 and an increase in Tanger Club memberships and other vending categories.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $5.6 million, or 6%, in the 2010 period compared to the 2009 period. The following table sets forth the changes in various components of property operating expenses from 2009 to 2010 thousands):

	2010	2009	Increase/ (Decrease)
Existing property operating expenses	$89,942	$87,338	$2,604
Property operating expenses from new developments	2,257	—	2,257
Demolition costs related to the redevelopment of Hilton Head I, SC center	699	—	699
	$92,898	$87,338	$5,560
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

IMPAIRMENT CHARGE
In 2005 we sold our outlet center located in Seymour, IN, but retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, IN. As a result of this Board approval and an approved plan to actively market the land for sale, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statements of operations which equaled the excess of the carrying amount of the land over its fair value at that time. We determined the estimated fair value using a market approach considering offers that we had obtained for all the various parcels less estimated closing costs.

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

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES
Equity in losses of unconsolidated joint ventures decreased by $1.0 million, or 69%, in the 2010 period compared to the 2009 period. The improvement is due to the natural expiration of $170.0 million of interest rate swaps at the Deer Park joint venture in June 2009. The expiration of these swaps enabled the joint venture to incur interest at a variable rate based on a LIBOR index that is currently at historically low levels. The decrease was offset slightly by higher interest rate levels at our Wisconsin Dells joint venture which refinanced its $24.8 million mortgage loan in December 2009. The new mortgage included a credit spread over the LIBOR rate of 3.00% compared to a credit spread of 1.30% in the expiring mortgage.

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

The Company's business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company, which are fully reimbursed by the Operating Partnership. The Company does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company's principal funding requirement is the payment of dividends on its common shares. The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

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

The Company is a well-known seasoned issuer with a shelf registration which expires in July 2012 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2011 taxable income to shareholders, we were required to distribute approximately $54.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $65.8 million to shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements.

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2011 and 2010 (in thousands):

	2011	2010	Change
Net cash provided by operating activities	$136,053	$118,466	$17,587
Net cash used in investing activities	(361,076)	(86,853)	(274,223)
Net cash provided by (used in) financing activities	227,218	(29,156)	256,374
Net increase in cash and cash equivalents	$2,195	$2,457	$(262)

Operating Activities

Property rental income represents our primary source of net cash provided by operating activities. Rental and occupancy rates are the primary factors that influence property rental income levels. Cash flows provided by operating activities increased in the 2011 period compared to the 2010 period due to incremental cash flow provided by the re-opening of the Hilton Head I, SC outlet center and the outlet centers acquired during 2011. In addition, the Mebane, NC outlet center was open for a full year in 2011 compared with two months in the 2010 period. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Investing Activities

Cash flow used in investing activities was higher in the 2011 period mainly due to the $266.2 million expended for the acquisition of four outlet centers as well as an increase of $25.3 million in additions to unconsolidated joint ventures offset by a $6.1 million cash payment in the 2010 period to terminate certain derivative agreements.

Financing Activities

The following is a summary of the 2011 and 2010 financing transactions:

2011 Transactions

In July 2011, the Company raised approximately $117.4 million in cash through the issuance of 4.6 million common shares. The net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units.

In August 2011, the remaining outstanding $7.2 million of our senior exchangeable notes were exchanged and 136,360 Company common shares were issued to note holders in addition to the principal repayments.

2010 Transactions

In June 2010, the Operating Partnership issued $300.0 million of 6.125% senior notes due 2020 at a price of 99.310%.

In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares for a total redemption price of $25.198 per share.

Current Development Activities

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

Redevelopments at Existing Centers

During the first quarter of 2011, we completed the redevelopment of our Hilton Head I, SC outlet center and celebrated a grand re-opening on March 31, 2011. As of December 31, 2011, the 177,000 square foot center was 98% occupied. In addition, the property features four pad sites, three of which were leased as of December 31, 2011.

Unconsolidated Joint Venture Developments

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period of other potential developments, including sites located in Scottsdale, AZ, as well as Halton Hills and Ottawa, Ontario. The Ontario sites, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see discussion under the caption “RioCan Canadian Joint Venture” in the section title "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites in the United States. There can be no assurance that any of these sites will be ultimately developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we typically use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources previously described.

Financing Arrangements

As of December 31, 2011, 89% of our outstanding debt represented unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

2012 TRANSACTIONS

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan will be interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the new loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our $520.0 million unsecured lines of credit.

2011 TRANSACTIONS

$150.0 Million Senior Unsecured Bridge Loan

In June 2011, the Operating Partnership closed on a $150.0 million senior unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, OH outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit, as discussed below.

4.6 Million Common Share Offering

In July 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.4 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general corporate purposes.

Assumption of Mortgages Payable

In association with the acquisitions disclosed in the "General Overview", the Operating Partnership assumed mortgage debt in the amount of $112.7 million, including total fair value premiums of $7.8 million.

Increase In Unsecured Lines of Credit to $520.0 Million

On November 10, 2011, the Operating Partnership amended its $400.0 million of unsecured lines of credit, increasing the total capacity to $520.0 million (of which up to $100.0 million may be borrowed in Canadian dollars) and extending the maturity through November 10, 2015.

The unsecured lines of credit include a $20.0 million liquidity line as well as a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. We have the option to extend the lines for an additional year to November 10, 2016. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a credit spread over LIBOR of 1.25% and require the payment of an annual facility fee of 0.25% on the total committed amount. Previously, the credit spread over LIBOR was 1.90% and the annual facility fee was 0.40%. The Company guarantees the Operating Partnership's obligations under these lines.

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
$400.0 Million In New Unsecured Lines of Credit
In November 2010, the Operating Partnership entered into a $385.0 million syndicated, unsecured line of credit. In addition, the Operating Partnership simultaneously entered into a $15.0 million cash liquidity line of credit with Bank of America, N.A. providing a total revolving line capacity of $400.0 million. The liquidity line's terms were substantially the same as the syndicated line, including maturity date.

The syndicated line replaced our previous $325.0 million in bilateral lines of credit that were scheduled to mature between June and August 2011. The maturity date of the lines was November 29, 2013, and we had an option to extend the lines for one year. At that time, the lines bore interest at a spread over LIBOR of 1.90% and required the payment of an annual facility fee of 0.40% on the total committed amount.
$75.0 Million Preferred Share Redemption
In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.
We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2012.

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

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010	Change
Capital expenditures analysis:
New center developments	$4,579	$44,381	$(39,802)
Center redevelopment	9,606	24,608	(15,002)
Major center renovations	6,315	—	6,315
Second generation tenant allowances	11,367	12,991	(1,624)
Other capital expenditures	10,272	13,144	(2,872)
	42,139	95,124	(52,985)

Conversion from accrual to cash basis	18,175	(17,637)	35,812
Additions to rental property-cash basis	$60,314	$77,487	$(17,173)

•
New center development expenditures, which includes first generation tenant allowances, decreased in the 2011 period due primarily to the completion of the Mebane, NC outlet center which opened in November 2010.

•	Center redevelopment relates to our Hilton Head I, SC outlet center which began in April 2010 and re-opened in March 2011.

•	Major center renovations in the 2011 period relates to our on-going renovation at our Howell, Michigan outlet center.
Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2011 (in thousands):

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Debt (1)	$2,563	$4,633	$3,599	$639,431	$30,279	$340,532	$1,021,037
Interest payment (2)	46,609	46,374	46,164	42,946	21,215	77,353	280,661
Operating leases	5,444	4,672	4,353	4,224	4,227	188,526	211,446
	$54,616	$55,679	$54,116	$686,601	$55,721	$606,411	$1,513,144

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2011.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2011 was used.

In addition to the contractual payment obligations shown in the table above, we have $1.8 million remaining as of December 31, 2011 related to various construction contracts for capital expenditure projects at centers throughout our portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings.

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

Our senior, unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants (1)	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	47%
Total secured debt to adjusted total assets	< 40%	5%
Total unencumbered assets to unsecured debt	> 135%	209%

(1)	For a complete listing of all debt covenants related to our senior unsecured notes, as well as definitions of the above terms, refer to our applicable supplemental indenture filing with the SEC.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2011 taxable income to shareholders, we were required to distribute approximately $54.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $65.8 million to shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we may not have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2011 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	$4.0	$24.3

Deer Park	Deer Park, Long Island NY	33.3%	656,788	$5.4	$246.9

Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	$—	$2.3

Galveston/Houston	Texas City, TX	50.0%	—	$7.9	$—

RioCan Canada	Various	50.0%	159,391	$10.0	$29.4

National Harbor	Washington D.C. Metro Area	50.0%	—	$0.9	$—

Other	Various	—	—	$0.3	$—

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

Wisconsin Dells, Wisconsin

In March 2005, we established the 50/50 Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, WI. In December 2009, the joint venture extended its interest-only mortgage loan totaling $25.3 million to December 2012. The modified loan refinanced the original construction loan and bears interest based on the LIBOR index plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property as well a limited joint and several guarantee which in total is limited to interest costs plus 50% of the principal. The loan currently has a balance of $24.3 million.

Deer Park, Long Island, New York

In October 2003, we and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, NY. The center, which contains approximately 657,000 square feet, opened in October 2008.

On December 22, 2011, Deer Park closed on the refinancing of its mortgage and mezzanine loans. At the closing, Deer Park made a payment of $20.0 million towards the principal amount of the mortgage bringing the new balance outstanding to $231.9 million. The principal balance on the mezzanine loan remained at $15.0 million. The new interest rates for the mortgage and mezzanine loan are LIBOR plus 3.50% and LIBOR plus 5.00%, respectively. Each of the three partners made an equity contribution to Deer Park prior to closing of $6.4 million. The $20.0 million principal payment was made from a combination of these three equity contributions totaling $19.2 million and cash available within Deer Park. The maturity date of both the mortgage and the mezzanine loan is May 17, 2014, however additional principal payments may be required prior to maturity if certain financial covenants are not met. Such principal payments, if necessary, may require additional capital contributions to Deer Park by the partners.

Deer Park Warehouse, Long Island, New York

In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a 29,000 square foot warehouse adjacent to the Deer Park project described above for a total purchase price of $3.3 million. Deer Park Warehouse, in which we have a 33.3% ownership interest, is an unconsolidated joint venture. The interest-only mortgage loan for the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, the joint venture has accrued interest at a default rate of 8.25% from May 17, 2011 to December 31, 2011, and is currently in negotiations with the lender. There can be no assurance as to the outcome of these negotiations. As of December 31, 2011, the outstanding principal balance under the warehouse mortgage was $2.3 million. In December 2011, the joint venture recorded an impairment charge of approximately $900,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a 50/50 joint venture with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. When completed, we expect that the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room to expand to approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies were held on August 30, 2011. As of December 31, 2011, we have contributed $7.8 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center and with our partners, will jointly provide development and leasing services.

RioCan Canadian Joint Venture

During 2011 we announced the formation of an exclusive joint venture with RioCan Real Estate Investment Trust for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Through December 31, 2011, we have contributed approximately $1.0 million to fund pre-development and due diligence costs for various sites. Any projects developed will be co-owned by us and RioCan on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services. It is the intention of the joint venture to develop as many as 10 to 12 outlet centers in larger urban markets and tourist areas across Canada, over a five to seven year period. The typical size of a Tanger Outlet Center is approximately 350,000 square feet depending on the individual market and tenant demand. Assuming these parameters are suitable and materialize in Canada, the overall investment of the joint venture is anticipated to be as high as $1.0 billion, on a fully built out basis. There can be no assurance that the current plans of the joint venture to develop outlet centers in Canada as described above will be fully realized.

On December 9, 2011, the Canadian Joint Venture purchased the Cookstown Outlet Mall for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan will provide development and property management services to this existing outlet center and we will provide leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carries an interest rate of 5.1% and matures in 2014.

Cookstown Outlet Mall is north of the Greater Toronto Area in Innisfil, Ontario, and contains approximately 159,000 square feet with the potential to expand to approximately 320,000 square feet. This outlet center features many national retailers such as, Coach Outlet, Adidas, Tommy Hilfiger Outlet, Puma and Rockport. The acquisition of this property will enable the Canadian Joint Venture to begin to implement its outlet center strategy immediately, as well as provide the flexibility to potentially expand the site into a full-scale Tanger Outlet Center.

National Harbor Washington D.C. Metro Area

In May 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development of Tanger Outlets at National Harbor in the Washington, D.C. area. National Harbor includes fine restaurants, distinctive retail, office and residences, and a number of world-class hotels including the Gaylord National Resort and Convention Center. Developed by The Peterson Companies, National Harbor comprises 350 acres of prime real estate along the scenic Potomac River in Prince George's County, MD. It is anticipated that the joint venture will develop an approximately 40 acre parcel at National Harbor offering easy access to I-495, I-95, I-295 and the Woodrow Wilson Bridge. The resulting Tanger Outlet Center is expected to house approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet. In December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.

Glendale, Arizona

In February 2012, we announced plans to begin construction on Tanger Outlets Westgate, our previously announced site in Glendale, AZ. Currently, we expect the outlet center to contain approximately 328,000 square feet and to be open in time for the 2012 holiday shopping season.

The following table details our share of the debt maturities of the unconsolidated joint ventures as of December 31, 2011 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Wisconsin Dells	$12,125	December 2012	LIBOR + 3.00%
Deer Park	$82,314	May 2014	LIBOR + 3.50% to 5.00%
Deer Park Warehouse	$780	May 2011	8.25%
RioCan Canada	$14,700	June 2014	5.10%

Related Party Transactions

Management, leasing and marketing fees we received for services provided to our unconsolidated joint ventures during 2011, 2010 and 2009, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Fee:
Management and leasing	$1,958	$1,927	$1,921
Marketing	163	154	147
Total Fees	$2,121	$2,081	$2,068

During the third quarter of 2010, Stanley K. Tanger, the Company's founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 2, the Tanger Family Limited Partnership was the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, was John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he was considered a related party until the dissolution of the Tanger Family Limited Partnership on June 1, 2011. However, Mr. Vernon had neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust while he served as trustee.

Fees paid to the Vernon Law Firm were approximately $1,617,000, $1,144,000 and $851,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2010, no amounts were included in accounts payable and accrued expenses for the Vernon Law Firm. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
For the years ended December 31, 2011, 2010 and 2009, Tanger Family Limited Partnership received quarterly distributions of earnings totaling $4.8 million, $9.4 million and $9.3 million, respectively.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of Stanley K. Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one Operating Partnership unit for four Company common shares. During 2011, 160,332 Operating Partnership units were exchanged by a Family Limited Partner for 641,328 Company common shares.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include its accounts and its wholly-owned subsidiaries, as well as the Operating Partnership and its subsidiaries. The consolidated financial statements of the Operating Partnership include its accounts and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we perform an analysis of all of our real estate joint ventures to determine whether they qualify as variable interest entities, (“VIE”), and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. Our analysis includes our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. We consider various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process, to replace us as manager and or liquidate the venture, if applicable. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

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

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2011.

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

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on each tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time payment is receivable until the tenant vacates the space.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. The guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for us beginning January 1, 2012.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2011, 2010 and 2009 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2011	2010	2009
Funds from Operations:
Net income (1)	$50,989	$38,244	$67,495
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	—	87	562
Depreciation and amortization uniquely significant to real estate - consolidated	83,275	77,526	79,446
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures (2)	5,475	5,146	4,859
Impairment charges	—	846	5,200
Gain on fair value measurement of previously held interest in acquired joint venture	—	—	(31,497)
Funds from operations (1)	139,739	121,849	126,065
Preferred share dividends	—	(5,297)	(5,625)
Original issuance costs related to redeemed preferred shares	—	(2,539)	—
FFO attributable to noncontrolling interests in other consolidated partnerships	(37)	—	—
Allocation of FFO to participating securities	(1,240)	(939)	(1,340)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$138,462	$113,074	$119,100
Weighted average common shares outstanding (3) (4)	96,021	92,523	84,157
Funds from operations per share	$1.44	$1.22	$1.42
Weighted average Operating Partnership units outstanding (3)	24,005	23,131	21,039
Funds from operations per unit	$5.77	$4.89	$5.66

(1)	The years ended December 31, 2010 and 2009 include gains on sales of outparcels of land of $161,000 and $3.3 million, respectively.

(2)	The year ended December 31, 2011 includes $300,000, which represents our one-third share of an impairment charge recorded at the Deer Park Warehouse joint venture in the amount of $900,000.

(3)	Includes the dilutive effect of options and exchangeable notes.

(4)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2011, 2010 and 2009 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2011	2010	2009
Adjusted Funds from Operations:
Funds from operations (1)	$139,739	$121,849	$126,065
Adjusted for non-core items:
Loss on termination of derivatives	—	6,142	—
Acquisition Costs	2,736	82	—
Abandoned development costs	158	365	797
Demolition costs Hilton Head I, South Carolina	—	699	—
(Gain) loss on early extinguishment of debt	—	563	(10,467)
Executive severance	—	—	10,296
Gain on sale of outparcel	—	(161)	(3,292)
Adjusted funds from operations (AFFO)	142,633	129,539	123,399
Preferred share dividends	—	(5,297)	(5,625)
AFFO attributable to noncontrolling interests in other consolidated partnerships	(37)	—	—
Allocation of AFFO to participating securities	(1,266)	(1,022)	(1,310)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$141,330	$123,220	$116,464
Weighted average common shares outstanding (2) (3)	96,021	92,523	84,157
Adjusted funds from operations per share	$1.47	$1.33	$1.38
Weighted average Operating Partnership units outstanding (2)	24,005	23,131	21,039
Adjusted funds from operations per unit	$5.89	$5.33	$5.54

(1)	The years ended December 31, 2010 and 2009 include gains on sales of outparcels of land of $161,000 and $3.3 million, respectively.

(2)	Includes the dilutive effect of options and exchangeable notes.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

Same Center NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other nonproperty income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties that could materially impact the Company's results from operations.

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures and discontinued operations to same center net operating income for the years ended December 31, 2011, and 2010 (in thousands):

	2011	2010
Same Center Net Operating Income
Income before equity in losses of unconsolidated joint ventures and discontinued operations	$52,554	$38,806
Loss on termination of derivatives	—	6,142
Loss (gain) on early extinguishment of debt	—	563
Gain on fair value measurement of previously held interest in acquired joint venture	—	—
Interest expense	45,382	34,120
Operating income	97,936	79,631
Adjusted to exclude:
Depreciation and amortization	84,015	78,039
Impairment charges	—	735
Abandoned development costs	158	365
Acquisition costs	2,736	82
General and administrative expenses	30,132	24,553
Property net operating income	214,977	183,405
Less: non-cash adjustments and termination rents (1)	(5,144)	(4,246)
Property net operating income - cash basis	209,833	179,159
Less: non-same center and other NOI	(25,999)	(4,508)
Total same center NOI - cash basis	$183,834	$174,651
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

While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2011, approximately 1.8 million square feet, or 18%, of our then owned, consolidated portfolio came up for renewal and 1.6 million or 15%, of our current consolidated portfolio will come up for renewal in 2012. During 2011, we renewed 82% of the square feet that came up for renewal with the existing tenants at a 13% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 548,000 square feet at a 50% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8.0% of our square feet or 6.5% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2011 and 2010, respectively, occupancy at our consolidated outlet centers was 99% and 98%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2011, we were not a party to any interest rate protection agreements.

As of December 31, 2011, 35% of our outstanding debt had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $3.6 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term loan and unsecured lines of credit, at December 31, 2011 and 2010 was $1.1 billion and $770.1 million, respectively, and its recorded value was $1.0 billion and $714.6 million, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2011 and 2010 would result in a decrease in fair value of total debt by approximately $37.5 million and $35.4 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2011 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Company's chief executive officer and chief financial officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President, Treasurer and Assistant Secretary, Frank C. Marchisello Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2011 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Operating Partnership's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Operating Partnership's board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership's management, with the participation of the Operating Partnership's Principal Executive Officer and Principal Financial Officer, has established and maintained policies and procedures designed to maintain the adequacy of the Operating Partnership's internal control over financial reporting, including those policies and procedures that:

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”.

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

The following table provides information as of December 31, 2011 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,437,200	$20.92	4,103,720
Equity compensation plans not approved by security holders	—	—	—
Total	1,437,200	$20.92	4,103,720

(1)
Includes 1,176,000 restricted common shares, the maximum amount of restricted common shares that may be issued under the 2010 Multi-Year Performance Plan.  Under the Plan, the Company issued 392,000 notional units, net of notional units forfeited, which will convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciate above a minimum level over a four year performance period ending December 31, 2013.  The weighted average exercise price in column (b) does not take these awards into account.

The following table provides information as of December 31, 2011 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	359,300	$83.66	1,025,930
Equity compensation plans not approved by security holders	—	—	—
Total	359,300	$83.66	1,025,930

(1)    Includes 294,000 restricted common units, the maximum amount of restricted common units that may be issued under the 2010 Multi-Year Performance Plan.  Under the Plan, the Company issued 392,000 notional units, net of notional units forfeited, which will convert into restricted common shares of the Company on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciate above a minimum level over a four year performance period ending December 31, 2013.  The Operating Partnership will issue one unit of partnership interest for every four restricted shares issued by the Company. The weighted average exercise price in column (b) does not take these awards into account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 18, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Documents filed as a part of this report:

Financial Statement Schedule

Schedule III
Real Estate and Accumulated Depreciation	F-42

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

3.1F
Articles of Amendment to Amended and Restated Articles of Incorporation dated August 27, 2008. (Incorporated by reference to the exhibits of the Company's current report on Form 8-K dated August 27, 2008).

3.1G
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. dated May 13, 2011. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Report on Form 10-Q for the quarter ended June 30, 2011.)

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

10.4 *
Form of Non-Qualified Share Option Agreement between Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and certain employees. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.5 *
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

10.8 *
Amended and Restated Employment Agreement for Carrie A. Geldner, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

10.9 *	Employment Agreement for Chad D. Perry, dated as of December 12, 2011.

10.10 *	Employment Agreement for Thomas E. McDonough (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on form 8-K dated August 23, 2010.)

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

10.11E
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

10.14	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.15
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.16 *
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

10.17A *
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.18 *
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.19 *
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.2
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company's common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 30, 2005.)

10.21
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

10.22
Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 15, 2011.)

10.23
Bridge Term Loan Agreement dated June 27, 2011 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as administrative and syndication agent and Wells Fargo Securities, LLC, as bookrunner and lead arranger. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 27, 2011.)

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Distributions

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc..

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

100
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S_T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.)

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Africk
Jack Africk	Interim, Non-Executive Chairman of the Board of Directors	February 29, 2012

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 29, 2012

/s/ William G. Benton
William G. Benton	Director	February 29, 2012

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Director	February 29, 2012

/s/ Donald G. Drapkin
Donald G. Drapkin	Director	February 29, 2012

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 29, 2012

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 29, 2012

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 29, 2012

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Vice President and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Jack Africk
Jack Africk	Trustee	February 29, 2012

/s/ William G. Benton
William G. Benton	Trustee	February 29, 2012

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Trustee	February 29, 2012

/s/ Donald G. Drapkin
Donald G. Drapkin	Trustee	February 29, 2012

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 29, 2012

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 29, 2012

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 29, 2012

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Rental property
Land	$148,002	$141,577
Buildings, improvements and fixtures	1,764,494	1,411,404
Construction in progress	3,549	23,233
	1,916,045	1,576,214
Accumulated depreciation	(512,485)	(453,145)
Total rental property, net	1,403,560	1,123,069
Cash and cash equivalents	7,894	5,758
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	28,481	6,386
Deferred lease costs and other intangibles, net	120,636	33,777
Deferred debt origination costs, net	8,861	7,593
Prepaids and other assets	52,383	39,628
Total assets	$1,621,815	$1,216,934
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,237 and $2,594, respectively)	$547,763	$554,616
Unsecured note (net of discount of $692 and $0, respectively)	9,308	—
Mortgages payables (including premiums of $7,434 and $0, respectively)	111,379	—
Unsecured lines of credit	357,092	160,000
Total debt	1,025,542	714,616
Construction trade payables	13,656	31,831
Accounts payable and accrued expenses	37,757	31,594
Other liabilities	16,428	16,998
Total liabilities	1,093,383	795,039
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 authorized, 86,727,656 and 80,996,068 shares issued and outstanding at December 31, 2011 and 2010, respectively	867	810
Paid in capital	720,073	604,359
Accumulated distributions in excess of net income	(261,913)	(240,024)
Accumulated other comprehensive income	1,535	1,784
Equity attributable to Tanger Factory Outlet Centers, Inc.	460,562	366,929
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	61,027	54,966
Noncontrolling interests in other consolidated partnerships	6,843	—
Total equity	528,432	421,895
Total liabilities and equity	$1,621,815	$1,216,934
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
REVENUES
Base rentals	$207,637	$178,976	$174,046
Percentage rentals	9,084	7,914	6,801
Expense reimbursements	89,620	80,627	78,500
Other income	8,882	8,786	11,248
Total revenues	315,223	276,303	270,595
EXPENSES
Property operating	100,246	92,898	87,338
General and administrative	30,132	24,553	32,581
Acquisition costs	2,736	82	—
Abandoned development costs	158	365	797
Impairment charges	—	735	—
Depreciation and amortization	84,015	78,039	79,939
Total expenses	217,287	196,672	200,655
Operating income	97,936	79,631	69,940
Interest expense	(45,382)	(34,120)	(37,683)
Gain (loss) on early extinguishment of debt	—	(563)	10,467
Loss on termination of derivatives	—	(6,142)	—
Gain on fair value measurement of previously held interest in acquired joint venture	—	—	31,497
Income before equity in losses of unconsolidated joint ventures and discontinued operations	52,554	38,806	74,221
Equity in losses of unconsolidated joint ventures	(1,565)	(464)	(1,512)
Income from continuing operations	50,989	38,342	72,709
Discontinued operations	—	(98)	(5,214)
Net income	50,989	38,244	67,495
Noncontrolling interests in Operating Partnership	(6,356)	(3,995)	(9,476)
Noncontrolling interests in other consolidated partnerships	8	—	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$44,641	$34,249	$58,019

Basic earnings per common share:
Income from continuing operations	$0.53	$0.32	$0.78
Net income	0.53	0.32	0.72

Diluted earnings per common share:
Income from continuing operations	$0.52	$0.32	$0.78
Net income	0.52	0.32	0.72

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2008	$75,000	$634	$370,873	$(201,679)	$(9,617)	$235,211	$30,692	$—	$265,903
Comprehensive income:
Net income	—	—	—	58,019	—	58,019	9,476	—	67,495
Other comprehensive	—	—	—	—	3,808	3,808	677	—	4,485
Total comprehensive income	—	—	—	58,019	3,808	61,827	10,153	—	71,980
Compensation under Incentive Award Plan	—	—	11,798	—	—	11,798	—	—	11,798
Issuance of 184,170 common shares upon exercise of options	—	2	1,745	—	—	1,747	—	—	1,747
Grant of 400,200 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—	—
Issuance of 9,734,876 common shares in connection with exchangeable debt retirement, net of reacquired equity	—	97	121,323	—	—	121,420	—	—	121,420
Issuance of 6,900,000 common shares, net of issuance costs of $5.7 million	—	69	116,750	—	—	116,819	—	—	116,819
Adjustment for noncontrolling interest in Operating Partnership	—	—	(26,814)	—	—	(26,814)	26,814	—	—
Preferred dividends ($1.875 per share)	—	—	—	(5,625)	—	(5,625)	—	—	(5,625)
Common dividends ($0.7638 per share)	—	—	—	(53,712)	—	(53,712)	—	—	(53,712)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,267)	—	(9,267)
Balance, December 31, 2009	75,000	806	595,671	(202,997)	(5,809)	462,671	58,392	—	521,063
Comprehensive income:
Net income	—	—	—	34,249	—	34,249	3,995	—	38,244
Other comprehensive income	—	—	—	—	7,593	7,593	1,150	—	8,743
Total comprehensive income	—	—	—	34,249	7,593	41,842	5,145	—	46,987
Compensation under Incentive Award Plan	—	—	5,848	—	—	5,848	—	—	5,848
Issuance of 129,100 common shares upon exercise of options	—	—	1,107	—	—	1,107	—	—	1,107
Grant of 312,720 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	(802)	—	—	(802)	802	—	—
Preferred dividends ($2.073 per share)	—	—	—	(6,219)	—	(6,219)	—	—	(6,219)
Common dividends ($0.7725 per share)	—	—	—	(62,518)	—	(62,518)	—	—	(62,518)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,373)	—	(9,373)
Redemption of 3.0 million preferred shares	(75,000)	—	2,539	(2,539)	—	(75,000)	—	—	(75,000)
Balance, December 31, 2010	—	810	604,359	(240,024)	1,784	366,929	54,966	—	421,895
Comprehensive income:
Net income	—	—	—	44,641	—	44,641	6,356	(8)	50,989
Other comprehensive loss	—	—	—	—	(249)	(249)	(36)	—	(285)
Total comprehensive income	—	—	—	44,641	(249)	44,392	6,320	(8)	50,704
Compensation under Incentive Award Plan	—	—	7,291	—	—	7,291	—	—	7,291
Issuance of 4,600,000 common shares, net of issuance costs of $670,000	—	46	117,329	—		117,375	—	—	117,375
Issuance of 36,500 common shares upon exercise of options	—	—	353	—		353	—	—	353

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data) (Continued)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Grant of 317,400 restricted shares, net of forfeitures	—	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	—	(9,242)	—	—	(9,242)	9,242	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	(6)	—	—	(6)	—	6,851	6,845
Exchange of 160,332 Operating Partnership units for 641, 328 common shares	—	7	(7)	—	—	—	—	—	—
Issuance of 136,360 common shares upon exchange of exchangeable notes	—	1	(1)	—	—	—	—	—	—
Common dividends ($0.7938 per share)	—	—	—	(66,530)	—	(66,530)	—	—	(66,530)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,501)	—	(9,501)
Balance, December 31, 2011	$—	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$50,989	$38,244	$67,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	84,015	78,126	80,501
Impairment charges (including discontinued operations)	—	846	5,200
Amortization of deferred financing costs	2,143	1,286	1,511
Equity in losses of unconsolidated joint ventures	1,565	464	1,512
Distributions of cumulative earnings from unconsolidated joint ventures	499	653	660
Loss on termination of derivatives	—	6,142	—
Gain on fair value measurement of previously interest held in acquired joint venture	—	—	(31,497)
(Gain) loss on early extinguishment of exchangeable debt	—	563	(10,467)
Share-based compensation expense	7,291	5,848	11,798
Amortization of debt (premiums) and discounts, net	(315)	(176)	895
Gain on sale of outparcels of land	—	(161)	(3,293)
Net accretion of market rent rate adjustments	(454)	(950)	(492)
Straight-line base rent adjustments	(3,829)	(2,676)	(2,242)
Changes in other asset and liabilities:
Other assets	(9,080)	(8,844)	1,609
Accounts payable and accrued expenses	3,170	(865)	4,107
Net cash provided by operating activities	135,994	118,500	127,297
INVESTING ACTIVITIES:
Additions of rental properties	(60,314)	(77,487)	(42,369)
Acquisition of rental property	(266,211)	—	—
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	—	—	(31,086)
Additions to investments in unconsolidated joint ventures	(25,314)	—	(95)
Termination payments related to derivatives	—	(6,142)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	701	897	—
Additions to deferred lease costs	(10,661)	(6,146)	(4,255)
Net proceeds from sales of real estate	723	2,025	1,577
Net cash used in investing activities	(361,076)	(86,853)	(76,228)
FINANCING ACTIVITIES:
Cash dividends paid	(66,530)	(68,737)	(59,337)
Distributions to noncontrolling interests in Operating Partnership	(9,501)	(9,373)	(9,267)
Proceeds from issuance of common shares	117,375	—	116,819
Payments to redeem preferred shares	—	(75,000)	—
Proceeds from debt issuances	876,342	903,030	232,100
Repayments of debt	(687,390)	(773,600)	(335,900)
Additions to deferred financing costs	(3,431)	(6,583)	(443)
Proceeds from tax increment financing	—	—	1,502
Proceeds from exercise of options	353	1,107	1,747
Net cash provided by (used in) financing activities	227,218	(29,156)	(52,779)
Net increase (decrease) in cash and cash equivalents	2,136	2,491	(1,710)
Cash and cash equivalents, beginning of year	5,758	3,267	4,977
Cash and cash equivalents, end of year	$7,894	$5,758	$3,267
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Rental property
Land	$148,002	$141,577
Buildings, improvements and fixtures	1,764,494	1,411,404
Construction in progress	3,549	23,233
	1,916,045	1,576,214
Accumulated depreciation	(512,485)	(453,145)
Total rental property, net	1,403,560	1,123,069
Cash and cash equivalents	7,866	5,671
Rental property held for sale	—	723
Investments in unconsolidated joint ventures	28,481	6,386
Deferred lease costs and other intangibles, net	120,636	29,317
Deferred debt origination costs, net	8,861	7,593
Prepaids and other assets	52,059	43,717
Total assets	$1,621,463	$1,216,476
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,237 and $2,594, respectively)	$547,763	$554,616
Unsecured note (net of discount of $692 and $0, respectively)	9,308	—
Mortgages payable (net of discount of $7,434 and $0, respectively)	111,379	—
Unsecured lines of credit	357,092	160,000
Total debt	1,025,542	714,616
Construction trade payables	13,656	31,831
Accounts payable and accrued expenses	37,405	31,136
Other liabilities	16,428	16,998
Total liabilities	1,093,031	794,581
Commitments and contingencies
Equity attributable to:
Partners' Equity
General partner	4,972	5,221
Limited partners	515,154	414,926
Accumulated other comprehensive income	1,463	1,748
Total partners' equity	521,589	421,895
Noncontrolling interests in consolidated partnerships	6,843	—
Total equity	528,432	421,895
Total liabilities and equity	$1,621,463	$1,216,476
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2011	2010	2009
REVENUES
Base rentals	$207,637	$178,976	$174,046
Percentage rentals	9,084	7,914	6,801
Expense reimbursements	89,620	80,627	78,500
Other income	8,882	8,786	11,248
Total revenues	315,223	276,303	270,595

EXPENSES
Property operating	100,246	92,898	87,338
General and administrative	30,132	24,553	32,581
Acquisition costs	2,736	82	—
Abandoned development costs	158	365	797
Impairment charges	—	735	—
Depreciation and amortization	84,015	78,039	79,939
Total expenses	217,287	196,672	200,655
Operating income	97,936	79,631	69,940
Interest expense	(45,382)	(34,120)	(37,683)
Gain (loss) on early extinguishment of debt	—	(563)	10,467
Loss on termination of derivatives	—	(6,142)	—
Gain on fair value measurement of previously held interest in acquired joint venture	—	—	31,497
Income before equity in losses of unconsolidated joint ventures and discontinued operations	52,554	38,806	74,221
Equity in losses of unconsolidated joint ventures	(1,565)	(464)	(1,512)
Income from continuing operations	50,989	38,342	72,709
Discontinued operations	—	(98)	(5,214)
Net income	50,989	38,244	67,495
Noncontrolling interests in consolidated partnerships	8	—	—
Net income available to partners	50,997	38,244	67,495
Net income available to limited partners	50,473	37,932	66,970
Net income available to general partner	$524	$312	$525

Basic earnings per common unit:
Income from continuing operations	$2.12	$1.29	$3.16
Net income	2.12	1.29	2.91

Diluted earnings per common unit:
Income from continuing operations	$2.10	$1.29	$3.15
Net income	2.10	1.29	2.91

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2008	$(259)	$277,642	$(11,480)	$265,903	$—	$265,903
Comprehensive income:
Net income	525	66,970	—	67,495	—	67,495
Other comprehensive income	—	—	4,485	4,485	—	4,485
Total comprehensive income	525	66,970	4,485	71,980	—	71,980
Compensation under Incentive Award Plan	—	11,798	—	11,798	—	11,798
Issuance of 46,042 common units upon exercise of options	—	1,747	—	1,747	—	1,747
Grant of 100,050 restricted units, net of forfeitures	—	—	—	—	—	—
Issuance of 2,433,719 common units in connection with exchangeable debt retirement, net of reacquired equity	—	121,420	—	121,420	—	121,420
Issuance of 87,000 general partner common units and 1,638,000 limited partner common units, net of issuance costs of $5.7 million	5,892	110,927	—	116,819	—	116,819
Preferred distributions ($1.875 per preferred unit)	—	(5,625)	—	(5,625)	—	(5,625)
Common distributions ($3.06 per common unit)	(525)	(62,454)	—	(62,979)	—	(62,979)
Balance, December 31, 2009	5,633	522,425	(6,995)	521,063	—	521,063
Comprehensive income:
Net income	312	37,932	—	38,244	—	38,244
Other comprehensive income	—	—	8,743	8,743	—	8,743
Total comprehensive income	312	37,932	8,743	46,987	—	46,987
Compensation under Incentive Award Plan	—	5,848	—	5,848	—	5,848
Issuance of 32,275 common shares upon exercise of options	—	1,107	—	1,107	—	1,107
Grant of 78,180 restricted units, net of forfeitures	—	—	—	—	—	—
Preferred distributions ($2.073 per preferred unit)	—	(6,219)	—	(6,219)	—	(6,219)
Common distributions ($3.09 per common unit)	(724)	(71,167)	—	(71,891)	—	(71,891)
Redemption of 3,000,000 preferred units	—	(75,000)	—	(75,000)	—	(75,000)
Balance, December 31, 2010	5,221	414,926	1,748	421,895	—	421,895
Comprehensive income:
Net income	524	50,473	—	50,997	(8)	50,989
Other comprehensive loss	—	—	(285)	(285)	—	(285)
Total comprehensive income	524	50,473	(285)	50,712	(8)	50,704
Compensation under Incentive Award Plan	—	7,291	—	7,291	—	7,291
Issuance of 13,000 general partner common units and 1,137,000 limited partner common units, net of issuance costs of $670,000	—	117,375	—	117,375	—	117,375
Issuance of 9,125 common units upon exercise of options	—	353	—	353	—	353
Grant of 79,350 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(6)	—	(6)	6,851	6,845
Common distributions ($3.175 per common unit)	(773)	(75,258)	—	(76,031)	—	(76,031)
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$50,989	$38,244	$67,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	84,015	78,126	80,501
Impairment charges (including discontinued operations)	—	846	5,200
Amortization of deferred financing costs	2,143	1,286	1,511
Equity in losses of unconsolidated joint ventures	1,565	464	1,512
Distributions of cumulative earnings from unconsolidated joint ventures	499	653	660
Loss on termination of derivatives	—	6,142	—
Gain on fair value measurement of previously held interest in acquired joint venture	—	—	(31,497)
(Gain) loss on early extinguishment of exchangeable debt	—	563	(10,467)
Equity-based compensation expense	7,291	5,848	11,798
Amortization of debt (premiums) and discounts, net	(315)	(176)	895
Gain on sale of outparcels of land	—	(161)	(3,293)
Net accretion of market rent rate adjustments	(454)	(950)	(492)
Straight-line base rent adjustments	(3,829)	(2,676)	(2,242)
Increases (decreases) due to changes in:
Other assets	(9,127)	(8,781)	1,656
Accounts payable and accrued expenses	3,276	(962)	4,032
Net cash provided by operating activities	136,053	118,466	127,269
INVESTING ACTIVITIES:
Additions of rental properties	(60,314)	(77,487)	(42,369)
Acquisition of rental property	(266,211)	—	—
Acquisition of remaining interests in unconsolidated joint venture, net of cash acquired	—	—	(31,086)
Additions to investments in unconsolidated joint ventures	(25,314)	—	(95)
Termination payments related to derivatives	—	(6,142)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	701	897	—
Additions to deferred lease costs	(10,661)	(6,146)	(4,255)
Net proceeds from sales of real estate	723	2,025	1,577
Net cash used in investing activities	(361,076)	(86,853)	(76,228)
FINANCING ACTIVITIES:
Cash distributions paid	(76,031)	(78,110)	(68,604)
Contributions from partners	117,375	—	116,819
Payment to redeem preferred units	—	(75,000)	—
Proceeds from borrowings and issuance of debt	876,342	903,030	232,100
Repayments of debt	(687,390)	(773,600)	(335,900)
Additions to deferred financing costs	(3,431)	(6,583)	(443)
Proceeds from tax increment financing	—	—	1,502
Proceeds from exercise of options	353	1,107	1,747
Net cash provided by (used in) financing activities	227,218	(29,156)	(52,779)
Net increase (decrease) in cash and cash equivalents	2,195	2,457	(1,738)
Cash and cash equivalents, beginning of year	5,671	3,214	4,952
Cash and cash equivalents, end of year	$7,866	$5,671	$3,214

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2011, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 99% occupied and contained over 2,300 stores, representing approximately 400 store brands. We also had partial ownership interests in three outlet centers totaling approximately 1.1 million square feet, including one outlet center in Ontario, Canada.

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
We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual Family Limited Partners. Each such Family Limited Partner is now an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

As of December 31, 2011, our wholly-owned subsidiaries owned 21,681,914 units of the Operating Partnership and the Family Limited Partners collectively owned the remaining 2,872,973 units. Each unit held by the Family Limited Partners is exchangeable for four of our common shares, subject to certain limitations to preserve our status as a REIT.

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include its accounts and its consolidated subsidiaries, as well as the Operating Partnership and its consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include its accounts and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Deer Park Joint Venture is a VIE and all of our other joint ventures are not VIE's. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

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

We have determined that all three partners share power in the decisions that most significantly impact Deer Park, as well as the financial rights and obligations, and therefore we are not required to consolidate Deer Park. Our equity method investment in Deer Park as of December 31, 2011 was approximately $5.4 million. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Deer Park. See Note 4 for further discussion of Deer Park.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Family Limited Partners' percentage ownership of the Operating Partnership's units (prior to June 1, 2011, the Tanger Family Limited Partnership's percentage ownership of the Operating Partnership's units) and “Noncontrolling interests in other consolidated partnerships” reflects the interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on their respective ownership interest.

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

Rental Property - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain overhead costs, are capitalized. The amount of overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire existing centers are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and seven years for equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as landscaping and infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2011, 2010 and 2009 amounted to approximately $393,000, $1.5 million and $300,000, respectively, and internal development costs capitalized amounted to $1.4 million, $1.5 million and $1.5 million, respectively. Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2011, 2010 and 2009 was $66.2 million, $64.5 million and $64.5 million, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2011 and 2010, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $551,000 and $550,000, respectively.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the average minimum lease term of 5 years. Deferred lease costs capitalized, including internal lease costs and amounts paid to third-party brokers, during 2011, 2010 and 2009 were approximately $10.7 million, $6.1 million and $4.3 million, respectively. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions. See “Rental Property” above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans using the straight line method which approximates the effective interest method. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized impairment losses of $846,000 and $5.2 million during the years ended December 31, 2010 and 2009, respectively. We believe there are no unrecorded impairment losses as of December 31, 2011.

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

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2011, we do not believe that any of our equity investments were impaired.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2008 - 2011 remain open to examination by the major tax jurisdictions to which we are subject.

In November 2005, we issued 7.5% Class C Cumulative Preferred Shares (liquidation preference $25.00 per share). In 2009, we paid a cash dividend of $1.88 per share, of which $1.85 was treated as ordinary income and $0.03 of which was treated as a capital gain distribution. We paid preferred cash dividends per share of $2.07 in 2010 all of which was treated as ordinary income. In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares, plus accrued dividends, was $75.6 million.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share were taxable as follows:

Common dividends per share:	2011	2010	2009
Ordinary income	$0.7938	$0.5361	$0.7154
Capital gain	—	—	0.0126
Return of capital	—	0.2364	0.0358
	$0.7938	$0.7725	$0.7638

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income available to the Company's shareholders	$44,641	$34,249	$58,019
Preferred share dividends paid	—	(6,219)	(5,625)
Book/tax difference on:
Depreciation and amortization	16,232	23,469	27,920
Loss on sale or disposal of real estate	(3,113)	(6,706)	(2,449)
Equity in earnings (losses) from unconsolidated
joint ventures	2,482	1,326	919
Share-based payment compensation	(491)	(3,154)	(1,919)
Gain on acquisition	—	—	(26,946)
Gain on exchange of convertible notes	—	—	(10,285)
Other differences	997	(5,169)	3,191
Taxable income available to common shareholders	$60,748	$37,796	$42,825

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $20.8 million and $16.7 million as of December 31, 2011 and 2010, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We provide management, leasing and development services for a fee for certain properties that we partially own through a joint venture. Fees received for these services are recognized as other income when earned.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2011, 2010 or 2009.

The Riverhead, NY outlet center is the only property that comprises 10% or more of our consolidated gross revenues. The Riverhead outlet center, originally constructed in 1994 and containing 729,736 square feet as of December 31, 2011, represented approximately 11% and 12% of our consolidated total revenues for the years ended December 31, 2011 and 2010, respectively. The Atlantic City, NJ outlet center is the only property that comprises 10% or more of our consolidated total assets. The Atlantic City outlet center, acquired during 2011 and containing 489,762 square feet as of December 31, 2011, represented 10% of our consolidated total assets as of December 31, 2011.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2011, 2010 and 2009 amounted to $13.7 million, $31.8 million and $14.2 million, respectively. Interest paid, net of interest capitalized, in 2011, 2010 and 2009 was $45.4 million, $37.6 million and $36.0 million, respectively.

Non-cash Financing Activities - Non-cash financing activities that occurred during the 2011 period included the assumption of mortgage debt in the amount of $112.7 million, including total net premiums of $7.8 million related to the acquisitions described in Note 4.

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

We also completed a non-cash exchange offer in 2009 which resulted in the retirement of $142.3 million in principal amount of exchangeable notes which had a carrying value of $135.3 million. These notes were retired concurrent with the issuance of approximately 9.7 million common shares.

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

New Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. The guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for us beginning January 1, 2012.

3.	Development of Rental Properties

Redevelopment: Hilton Head I, South Carolina

During the first quarter of 2011, we completed the redevelopment of our Hilton Head I outlet center and celebrated a grand re-opening on March 31, 2011. As of December 31, 2011, the 177,000 square foot center was 98% occupied. In addition, the property features four pad sites, three of which were leased as of December 31, 2011.

Commitments to complete construction of our redevelopment and other capital expenditure requirements amounted to approximately $1.8 million at December 31, 2011. Commitments for construction represent only those costs contractually required to be paid by us.

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

In 2005, we sold our outlet center located in Seymour, IN but retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs. See Note 10, Fair Value Measurements, for further discussion. Two of the outparcels were sold during the first half of 2010 for net proceeds of approximately $200,000.

In the second quarter 2009, we recorded a $5.2 million non-cash impairment charge related to our Commerce I, GA outlet center in our consolidated statement of operations which equaled the excess of the property's carrying value over its fair value at that time. We determined the fair value in 2009 using a market approach whereby we considered the prevailing market income capitalization rates and sales data for transactions involving similar assets. In May 2010, our Board of Directors approved the plan for our management to sell the outlet center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. During the third quarter of 2010, we recorded a non-cash impairment charge of approximately $111,000 to lower the basis of the center to its approximate fair value based on the actual sales contracts related the center. The remaining portion of the center, classified as held for sale in the consolidated balance sheet as of December 31, 2010, was sold at the end of January 2011 for net proceeds of approximately $724,000 . There was no gain or loss on the sale as the impairment charge recorded during the third quarter of 2010 reduced the basis in the remaining property to its approximate fair value.

Change in Accounting Estimate

During 2009, we obtained approval from Beaufort County, SC to implement a redevelopment plan at the Hilton Head I, SC outlet center. Based on the redevelopment timeline, we intended to demolish the existing buildings during the second quarter of 2010. Therefore, we changed the estimated useful lives of the depreciable assets to end at the date the center was expected to be vacant in preparation for demolition. As a result of this change in useful lives, additional depreciation and amortization of approximately $9.0 million and $6.3 million was recognized during the 2010 and 2009 period, respectively.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $0.10 and $0.08 per share for the years ended December 31, 2010 and 2009, respectively. Once the demolition was completed during the second quarter of 2010, the fully depreciated assets were written-off.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2011 and 2010 aggregated $28.5 million and $6.4 million respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2011, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	$4.0	$24.3
Deer Park	Deer Park, Long Island NY	33.3%	656,788	$5.4	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	$—	$2.3
Galveston/Houston	Texas City, TX	50.0%	—	$7.9	—
RioCan Canada	Various	50.0%	159,391	$10.0	$29.7
National Harbor	Washington D.C. Metro Area	50.0%	—	$0.9	$—
Other				$0.3	$—

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

The following management, development, leasing and marketing fees were recognized from services provided to our unconsolidated joint ventures (in thousands):

	Year Ended December 31,
	2011	2010	2009
Fee:
Management and leasing	$1,958	$1,927	$1,921
Marketing	163	154	147
Total Fees	$2,121	$2,081	$2,068

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis are amortized over the various useful lives of the related assets.
Wisconsin Dells, Wisconsin

In March 2005, we established the 50/50 Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, WI. The outlet center opened in August 2008. In December 2009, the joint venture extended its interest-only mortgage loan totaling $25.3 million to December 2012. The modified loan refinanced the original construction loan and bears interest based on the LIBOR plus 3.00%. The loan incurred by this unconsolidated joint venture is collateralized by its property as well as a limited joint and several guarantee which in total is limited to interest costs plus 50% of the principal. The loan had a balance of $24.3 million as of December 31, 2011.

Deer Park, Long Island, New York

In October 2003, we, and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, NY. The center opened in October 2008.
On December 22, 2011, Deer Park, closed on the refinancing of its mortgage and mezzanine loans. At the closing, Deer Park made a payment of $20.0 million towards the principal amount of the mortgage bringing the new balance outstanding to $231.9 million. The principal balance on the mezzanine loan remained at $15.0 million. The new interest rates for the mortgage and mezzanine loan are LIBOR plus 3.50% and LIBOR plus 5.00%, respectively. Each of the three partners made an equity contribution to Deer Park prior to closing of $6.4 million. The $20.0 million principal payment was made from a combination of these three equity contributions totaling $19.2 million and cash available within Deer Park. The maturity date of both the mortgage and the mezzanine loan is May 17, 2014.
Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Deer Park project described above for a total purchase price of $3.3 million. Deer Park Warehouse, in which we have a 33.3% ownership interest, is an unconsolidated joint venture. The interest-only mortgage loan for the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, the joint venture has accrued interest at a default rate of 8.25% from May 17, 2011 to December 31, 2011, and is currently in negotiations with the lender. As of December 31, 2011, the outstanding principal balance under the warehouse mortgage was $2.3 million. In December 2011, the joint venture recorded an impairment charge of approximately $900,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a 50/50 joint venture with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. When completed, we expect that the center will feature over 90 brand name and designer outlet stores in the first phase which will contain approximately 350,000 square feet, with room to expand to approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. Ground breaking ceremonies were held on August 30, 2011. As of December 31, 2011, we have contributed $7.8 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center and with our partners, will jointly provide development and leasing services.

RioCan Canadian Joint Venture

In January 2011, we announced that we entered into a letter of intent with RioCan Real Estate Investment Trust to form an exclusive joint venture for the acquisition, development and leasing of sites across Canada that are suitable for development or redevelopment as outlet shopping centers similar in concept and design to those within our existing U.S. portfolio. Subsequently, in July 2011, we finalized and executed the co-ownership documentation related to the joint venture. Through December 31, 2011, we have contributed approximately $1.0 million to fund pre-development and due diligence costs for various sites. Any projects developed will be co-owned by us and RioCan on a 50/50 basis and will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services.

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan will provide development and property management services to this existing outlet center and we will provide leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carries an interest rate of 5.10% and matures on June 21, 2014.

National Harbor, Washington Metro Area

In May 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development of Tanger Outlets at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to house approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet. In December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets- Unconsolidated Joint Ventures
	2011	2010
Assets
Investment properties at cost, net	$344,098	$283,902
Cash and cash equivalents	7,582	13,838
Deferred charges, net	14,815	2,563
Deferred debt origination costs, net	7,566	1,427
Prepaids and other assets	11,687	6,291
Total assets	$385,748	$308,021
Liabilities and Owners' Equity
Mortgage payable	$303,230	$294,034
Construction trade payables	2,669	341
Accounts payable and other liabilities	27,246	4,810
Total liabilities	333,145	299,185
Owners' equity	52,603	8,836
Total liabilities and owners' equity	$385,748	$308,021

Summary Statements of Operations- Unconsolidated Joint Ventures:
	2011	2010	2009
Revenues	$38,847	$37,858	$35,481
Expenses:
Property operating	18,034	18,172	16,643
General and administrative	250	455	861
Impairment charge	900	—	—
Depreciation and amortization	14,242	14,245	13,419
	33,426	32,872	30,923
Operating income	5,421	4,986	4,558
Interest expense	10,456	6,947	9,913
Net loss	$(5,035)	$(1,961)	$(5,355)
The Company and Operating Partnership's share of:
Net loss	$(1,565)	$(464)	$(1,512)
Depreciation and asset impairments (real estate related) (1)	5,475	5,146	4,859
(1) The year ended December 31, 2011 includes our one-third share, or $300,000, of a $900,000 impairment charge recorded at the Deer Park Warehouse joint venture entity.

5.    Acquisition of Rental Property

Jeffersonville, Ohio

On June 28, 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, for $134.0 million in cash.  The cash purchase price was funded with proceeds from a $150.0 million senior, unsecured bridge loan.

Atlantic City, New Jersey and Ocean City, Maryland

During 2011, we closed on our admission as a member into four existing entities that resulted in our acquiring substantially all of the economic interests of Atlantic City Outlets The Walk (Atlantic City, NJ) and Ocean City Factory Outlets (Ocean City, MD). The combined purchase price, once all earn out provisions are settled, is expected to be approximately $200.3 million, consisting of $116.8 million in cash (of which $3.0 million is currently contingent consideration and subject to change based upon a tenant's first full year of sales) and the assumption of $83.5 million in indebtedness.

Atlantic City Outlets The Walk is comprised of approximately 490,000 square feet. The cash portion of the purchase price for Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit.

Hershey, Pennsylvania

On September 30, 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 247,000 square foot outlet center, for total consideration of $56.0 million, consisting of $24.6 million in cash and the assumption of $31.4 million of indebtedness. The cash consideration included a $6.2 million loan, which is included in other assets in the consolidated balance sheets, to the noncontrolling interest holder collateralized by their ownership interest in the property. The cash consideration for The Outlets at Hershey was funded by amounts available under our unsecured lines of credit.

The aggregate fair value purchase price of the properties acquired during the year ended December 31, 2011 has been allocated as follows:

	Value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$6,425
Buildings, improvements and fixtures	298,147
Deferred lease costs and other intangibles
Above/below market lease value, net	5,166	7.1
Below market ground lease value	31,993	87.6
Lease in place value	24,232	4.0
Tenant relationships	28,628	10.2
Lease and legal costs	3,444	3.2
Total deferred lease costs and other intangibles, net	93,463
Mortgage fair value adjustments	(7,081)
Net assets acquired	390,954
Less: contingent consideration	(3,023)
Less: noncontrolling interests	(6,845)
Consideration transferred	$381,086

We incurred approximately $2.7 million in third-party acquisition costs which were expensed as incurred.  The aggregate revenues and net loss from the properties from the acquisition dates through December 31, 2011, were $18.5 million, and $1.5 million, respectively.

The results of operations of the following acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information for the year ended December 31, 2011 is presented as if the acquisitions had been consummated as of January 1, 2010, the beginning of the previous reporting period:

	(Pro forma)
	(Unaudited)
	Year ended December 31,
	2011	2010
Total Revenue	$336,838	$317,021
Income from continuing operations	47,687	35,073

6.    Disposition of Properties and Properties Held for Sale

In May 2010, the Company's Board of Directors approved a plan for our management to sell our Commerce I, GA center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. The remaining portion of the center, classified as held for sale in the consolidated balance sheet as of December 31, 2010, was sold at the end of January 2011 for net proceeds of approximately $724,000. During the third quarter of 2010, we recorded an impairment charge of approximately $111,000 to lower the basis of the center to its approximate fair value which was based on the actual sales contracts related to the center. In the second quarter of 2009, we recorded an impairment charge for this property of $5.2 million which equaled the excess of the property's carrying value over its estimated fair value at that time.

Below is a summary of the results of operations of the disposed property as presented in discontinued operations for the respective periods (in thousands):

Summary statements of operations - disposed properties	2011	2010	2009
Total revenues	$—	$388	$1,090
Total expenses	—	486	6,304
Discontinued operations	$—	$(98)	$(5,214)

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative sales value method. Below is a summary of outparcel sales that we completed during the years ended December 31, 2011, 2010 and 2009, respectively (in thousands, except number of outparcels):

	2011	2010	2009
Number of outparcels	—	3	1
Net proceeds	$—	$602	$1,577
Gain on sales of outparcels included in other income	$—	$161	$3,293

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Deferred lease costs	$51,271	$40,611
Net above and below market leases	(1,450)	(6,796)
Below market ground leases	36,602	4,609
Other intangibles	128,100	74,372
	214,523	112,796
Accumulated amortization	(93,887)	(79,019)
Deferred lease costs and other intangibles, net	$120,636	$33,777

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2011, 2010 and 2009 was $17.0 million, $12.3 million and $14.6 million, respectively.

Estimated aggregate amortization expense of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2012	$16,037
2013	11,901
2014	9,606
2015	8,032
2016	6,930
Total	$52,506

Deferred debt origination costs, net as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Deferred debt origination costs	$13,519	$10,088
Accumulated amortization	(4,658)	(2,495)
Deferred debt origination costs, net	$8,861	$7,593

Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2011, 2010 and 2009 was $2.1 million, $1.3 million and $1.5 million, respectively.

8.    Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of December 31, 2011, the Operating Partnership had $357.1 million outstanding in total on these lines.
The Company also guarantees the Operating Partnership's obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, MD in July 2011.

9.    Debt of the Operating Partnership

Debt as of December 31, 2011 and 2010 consists of the following (in thousands):

			December 31, 2011		December 31, 2010
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	(417)	$250,000	$(510)
Senior notes	6.125%	June 2020	300,000	(1,820)	300,000	(1,981)
Senior exchangeable notes	3.75%	August 2011	—	—	7,210	(103)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021-November 2026	53,826	4,894	—	—
Ocean City	5.24%	December 2015	18,867	375	—	—
Hershey	5.17%-8.00%	July 2015	31,252	2,165	—	—
Note payable (1)	1.50%	June 2016	10,000	(692)	—	—
Unsecured lines of credit (2)	LIBOR + 1.25%	November 2015	357,092	—	160,000	—
			$1,021,037	$4,505	$717,210	$(2,594)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)
Our unsecured lines of credit as of December 31, 2011 bear interest at a rate of LIBOR + 1.25% and expire on November 10, 2015. We have the option to extend the lines for an additional one year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2011 we were in compliance with all of our debt covenants.

2011 Transactions

$150.0 Million Senior Unsecured Bridge Loan

In June 2011, the Operating Partnership closed on a $150.0 million senior, unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, OH outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit, as discussed below.

Exchangeable Notes

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

Assumption of Mortgages Payable

In association with the acquisitions during the third and fourth quarters of 2011 described in Note 4, the Operating Partnership assumed mortgage debt in the amount of $112.7 million, including total fair value premiums of $7.8 million.

Increase In Unsecured Lines of Credit to $520.0 Million

On November 10, 2011, the Operating Partnership amended its $400.0 million of unsecured lines of credit, increasing the total capacity to $520.0 million (of which up to $100.0 million may be borrowed in Canadian dollars) and extending the maturity through November 10, 2015.

The unsecured lines of credit include a $20.0 million liquidity line as well as a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. We have the option to extend the lines for an additional one year to November 10, 2016. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a credit spread over LIBOR of 1.25% and require the payment of an annual facility fee of 0.25% on the total committed amount. Previously, the credit spread over LIBOR was 1.90% and the annual facility fee was 0.40%. The Company guarantees the Operating Partnership's obligations under these lines.

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

$400.0 million unsecured lines of credit

In November 2010, the Operating Partnership entered into a $385.0 million syndicated, unsecured revolving line of credit. In addition, the Operating Partnership simultaneously entered into a $15.0 million liquidity line of credit with Bank of America, N.A. providing total revolving line capacity of $400.0 million. The liquidity line's terms were substantially the same as the syndicated line, including maturity date.
Debt Maturities

Maturities of the existing long-term debt as of December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$2,563
2013	4,633
2014	3,599
2015	639,431
2016	30,279
Thereafter	340,532
Subtotal	1,021,037
Net premiums	4,505
Total	$1,025,542

10.    Fair Value Measurements

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

The estimated fair value of our debt, consisting of senior unsecured notes, exchangeable notes, unsecured term credit facilities and unsecured lines of credit, at December 31, 2011 and 2010 was $1.1 billion and $770.1 million, respectively, and its recorded value was $1.0 billion and $714.6 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

11.    Shareholders' Equity of the Company

2011 Transactions
2 for 1 Common Share Split
The Company's Board of Directors declared a 2 for 1 split of the Company's common shares on January 13, 2011, effective in the form of a share dividend, payable on January 24, 2011. The Company retained the current par value of $.01 per share on all common shares. All references to the number of shares outstanding, per share amounts and share options data of the Company's common shares reflect the effect of the split for all periods presented. Since the number of Operating Partnership units did not change as a result of the split, each Operating Partnership unit owned by the Family Limited Partners is now exchangeable for four of the Company's common shares. Prior to the 2011 split, the exchange ratio was one unit for two common shares.

Common Share Offering

On July 6, 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.4 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 13,000 general partnership common units and 1,137,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general corporate purposes.

Redemption of Senior Exchangeable Notes
As discussed in Note 9, 136,360 Company common shares were issued in connection with the exchange of senior exchangeable notes during 2011.
Exchange of Operating Partnership Units for Company Common Shares
On August 17, 2011, 160,332 Operating Partnership units were exchanged by a Family Limited Partner for 641,328 Company common shares. These shares were registered by a registration statement that became effective on August 12, 2011.

2010 Transactions

In December 2010, the Company completed the redemption of all of its outstanding 7.5% Class C Cumulative Preferred Shares. The redemption price was $25.00 per share, plus all accrued and unpaid dividends up to and including the redemption date, for a total redemption price of $25.198 per share. Total cash paid to redeem the shares , plus accrued dividends, was $75.6 million.

12.    Partners' Equity of the Operating Partnership

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a four shares for one unit basis. At December 31, 2011 and December 31, 2010, the ownership interests of the Operating Partnership consisted of the following:

	December 31, 2011	December 31, 2010
Common units:
General partner	250,000	237,000
Limited partners	24,304,887	23,045,322
Total common units	24,554,887	23,282,322

13.    Noncontrolling Interests

Noncontrolling interests in the Operating Partnership relate to the interests in the Operating Partnership owned by Family Limited Partners as discussed in Note 1. Family Limited Partners are holders of Operating Partnership units that may be exchanged for Company common shares in a ratio of one unit for four Company common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts). Note that per share amounts reflect a two-for-one split of the Company's common shares in January 2011.

	2011	2010	2009
NUMERATOR
Income from continuing operations attributable to the Company	$44,641	$34,334	$62,445
Applicable preferred share dividends	—	(5,297)	(5,625)
Original issuance costs related to redeemed preferred shares	—	(2,539)	—
Allocation of earnings to participating securities	(684)	(598)	(741)
Income from continuing operations available to common shareholders of the Company	43,957	25,900	56,079
Discontinued operations attributable to participating securities	—	—	40
Discontinued operations attributable to the Company	—	(85)	(4,426)
Net income available to common shareholders of the Company	$43,957	$25,815	$51,693
DENOMINATOR
Basic weighted average common shares	83,000	80,187	71,832
Effect of notional units	965	—	—
Effect of exchangeable notes	93	112	37
Effect of outstanding options	71	91	155
Diluted weighted average common shares	84,129	80,390	72,024

Basic earnings per common share:
Income from continuing operations	$0.53	$0.32	$0.78
Discontinued operations	—	—	(0.06)
Net income	$0.53	$0.32	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.52	$0.32	$0.78
Discontinued operations	—	—	(0.06)
Net income	$0.52	$0.32	$0.72
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method. In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per share. There were no outstanding senior, exchangeable notes as of December 31, 2011.
The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the year ended December 31, 2011, 183,500 options were excluded from the computation. No options were excluded from the computation for the years ended December 31, 2010 and 2009, respectively. The assumed exchange of the partnership units held by the noncontrolling interest limited partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per unit amounts):

	2011	2010	2009
NUMERATOR
Income from continuing operations available to partners of the Operating Partnership	$50,997	$38,342	$72,709
Applicable preferred unit distributions	—	(5,297)	(5,625)
Original issuance costs related to redeemed preferred units	—	(2,539)	—
Allocation of earnings to participating securities	(684)	(598)	(747)
Income from continuing operations available to common unitholders of the Operating Partnership	50,313	29,908	66,337
Allocation of earnings to discontinued operations	—	—	46
Discontinued operations	—	(98)	(5,214)
Net income available to common unitholders of the Operating Partnership	$50,313	$29,810	$61,169
DENOMINATOR
Basic weighted average common units	23,723	23,080	20,991
Effect of notional units	241	—	—
Effect of exchangeable notes	23	28	9
Effect of outstanding options	18	23	39
Diluted weighted average common units	24,005	23,131	21,039

Basic earnings per common unit:
Income from continuing operations	$2.12	$1.29	$3.16
Discontinued operations	—	—	(0.25)
Net income	$2.12	$1.29	$2.91

Diluted earnings per common unit:
Income from continuing operations	$2.10	$1.29	$3.15
Discontinued operations	—	—	(0.24)
Net income	$2.10	$1.29	$2.91
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect is dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per common share. There were no outstanding senior, exchangeable notes as of December 31, 2011.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the year ended December 31, 2011, 45,875 options were excluded from the computation. No options were excluded from the computation for the years ended December 31, 2010 and 2009, respectively.

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

16.    Share-Based Compensation of the Company

We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. We may issue up to 15.4 million common shares under the Plan. Through December 31, 2011, we had granted 7,345,460 options, net of options forfeited, and 2,774,820 restricted share awards, net of restricted shares forfeited, and notional units which may result in the issuance of a maximum of 1,176,000 common shares. Shares remaining available for future issuance totaled 4,103,720 common shares. The amount and terms of the awards granted under the Plan are determined by the Share and Unit Option Committee of the Board of Directors.

In February 2011, the Company's Board of Directors approved the grant of 191,500 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2011 is $26.06 which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire ten years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2011 grant: expected dividend yield 3.0%; expected life of 7 years; expected volatility of 32.8%; a risk-free rate of 2.9%; and forfeiture rates of 3.0% to 20.0% dependent upon the employee's position within the Company.

During 2011, 2010 and 2009, the Board of Directors approved the grant of 329,000, 312,750 and 415,000 restricted shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For all of the restricted awards described above, the grant date fair value of the award was determined based upon the market price of our common shares on the date of grant and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

Also, during the first quarter of 2010, the Company's Compensation Committee Approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 392,000 notional units, net of notional units forfeited, to award recipients as a group. If the Company's aggregate share price appreciation during the four year period beginning January 1, 2010 equals or exceeds the minimum threshold of 40%, then the notional units will convert into the Company's restricted common shares on a one-for-one basis. The notional units will convert into restricted common shares on a one-for-two basis if the share price appreciation exceeds the target threshold of 50% and on a one-for-three basis if the share price appreciation exceeds the maximum of 60%. The notional amounts will convert on a pro-rata basis between share price appreciation thresholds. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period, subject to a minimum level price target. For notional amounts granted in 2010, any shares earned on December 31, 2013 will vest on December 31, 2014 contingent on continued employment through the vesting date.

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

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively, as follows (in thousands):

	2011	2010	2009
Restricted shares (1)	$5,227	$4,095	$11,720
Notional unit performance awards	1,885	1,753	—
Options	179	—	78
Total share based compensation	$7,291	$5,848	$11,798

(1)	For the year ended December 31, 2009, includes $6.9 million of incremental share-based compensation related to the accelerated vesting of restricted shares.

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $3.4 million.  Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 432,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations for the year-ended December 31, 2009. Mr. Tanger continued to serve as a member of the Company's Board of Directors until his passing on October 23, 2010.

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2011, 2010 and 2009 was $234,000, $393,000 and $302,000, respectively.

Options outstanding at December 31, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$9.69	10,000	$9.69	2.32	10,000	$9.69
$9.71	61,700	9.71	2.33	61,700	9.71
$11.81	12,000	11.81	2.84	12,000	11.81
$26.06	177,500	26.06	9.16	—	—
	261,200	$20.92	6.99	83,700	$10.01

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	120,200	$9.92
Granted	191,500	26.06
Exercised	(36,500)	9.71
Forfeited	(14,000)	26.06
Outstanding as of December 31, 2011	261,200	$20.92	6.99	$2,273

Vested and Expected to Vest as of
December 31, 2011	222,181	$20.01	6.61	$2,135

Exercisable as of December 31, 2011	83,700	$10.01	2.40	$1,642

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $652,000, $1.7 million and $1.5 million, respectively.

The following table summarizes information related to unvested restricted shares outstanding as of December 31, 2011:

Unvested Restricted Shares	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2010	717,760	$17.95
Granted	329,000	25.48
Vested	(243,823)	18.46
Forfeited	(11,600)	17.78
Unvested at December 31, 2011	791,337	$20.93

The total value of restricted shares vested during the years ended 2011, 2010 and 2009 was $7.1 million, $4.7 million and $13.5 million, respectively.

As of December 31, 2011, there was $19.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

17.    Equity-Based Compensation of the Operating Partnership

As discussed in Note 16, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. The maximum units that may be issued to the Company due to equity awards granted by the Company are limited by the Plan to 15.4 million of the Company's common shares, or in terms of units, 3,850,000 units. Units available to satisfy future equity based awards by the Company at December 31, 2011 totaled 1,025,930.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively, as follows (in thousands):

	2011	2010	2009
Restricted units (1)	$5,227	$4,095	$11,720
Notional unit performance awards	1,885	1,753	—
Options	179	—	78
Total equity based compensation	$7,291	$5,848	$11,798

(1)	For the year ended December 31, 2009, includes $6.9 million of incremental equity-based compensation related to the accelerated vesting of restricted units.

Stanley K. Tanger, founder of the Company, retired as an employee of the Company and resigned as Chairman of the Board effective September 1, 2009. Pursuant to Mr. Tanger's employment agreement, as mutually agreed upon by the Company and Mr. Tanger, he received a cash severance amount of $3.4 million.  Additionally, the Board approved a modification to Mr. Tanger's restricted share agreements whereas, upon his retirement, 432,000 unvested restricted common shares previously granted to Mr. Tanger vested. As a result of this vesting, we recorded $6.9 million in incremental share-based compensation expense. Mr. Tanger's severance costs are included in the general and administrative expenses in the consolidated statement of operations for the year-ended December 31, 2009. Mr. Tanger continued to serve as a member of the Company's Board of Directors until his passing on October 23, 2010.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2011, 2010 and 2009 was $234,000, $393,000 and $302,000, respectively.

Options outstanding at December 31, 2011 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$38.76	2,500	$38.76	2.32	2,500	$38.76
$38.83	15,425	38.83	2.33	15,425	38.83
$47.25	3,000	47.25	2.84	3,000	47.25
$104.24	44,375	104.24	9.16	—	—
	65,300	$83.66	6.99	20,925	$40.03

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2011 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2010	30,050	$39.66
Granted	47,875	104.24
Exercised	(9,125)	38.83
Forfeited	(3,500)	104.24
Outstanding as of December 31, 2011	65,300	$83.66	6.99	$2,273

Vested and Expected to Vest as of
December 31, 2011	55,545	$80.05	6.61	$2,135

Exercisable as of December 31, 2011	20,925	$40.03	2.40	$1,642

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $652,000, $1.7 million and $1.5 million, respectively.

The following table summarizes information related to unvested restricted units outstanding as of December 31, 2011:

Unvested Restricted Units	Number of units	Weighted average grant date fair value
Unvested at December 31, 2010	179,440	$71.81
Granted	82,250	101.91
Vested	(60,956)	73.84
Forfeited	(5,800)	71.13
Unvested at December 31, 2011	194,934	$83.70

The total value of restricted units vested during the years ended 2011, 2010 and 2009 was $7.1 million, $4.7 million and $13.5 million, respectively.

As of December 31, 2011, there was $19.5 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

18.    Other Comprehensive Income of the Company

Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Net income	$50,989	$38,244	$67,495
Other comprehensive income:
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(331)	(311)	(294)
Reclassification adjustment for termination of derivatives	—	6,142	—
Change in fair value of cash flow hedges	—	2,905	2,700
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	46	7	2,079
Other comprehensive income (loss)	(285)	8,743	4,485
Total comprehensive income	50,704	46,987	71,980
Total comprehensive income attributable to the noncontrolling interest	(6,312)	(5,145)	(10,153)
Total comprehensive income attributable to common shareholders of the Company	$44,392	$41,842	$61,827

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of December 31, 2011 of $1.5 million which will be amortized into the statement of operations through October 2015.

19.    Other Comprehensive Income of the Operating Partnership

Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Net income	$50,989	$38,244	$67,495
Other comprehensive income:
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(331)	(311)	(294)
Reclassification adjustment for termination of derivatives	—	6,142	—
Change in fair value of cash flow hedges	—	2,905	2,700
Change in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	46	7	2,079
Other comprehensive income (loss)	(285)	8,743	4,485
Total comprehensive income	50,704	46,987	71,980
Total comprehensive income attributable to noncontrolling interests in consolidated partnerships	8	—	—
Total comprehensive income attributable to partners in the Operating Partnership	$50,712	$46,987	$71,980

The remaining net benefit from a derivative settled during 2005 in accumulated other comprehensive income was an unamortized balance as of December 31, 2011 of $1.5 million which will be amortized into the statement of operations through October 2015.

20.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Advertising and promotion	$21,880	$20,245	$18,951
Common area maintenance	48,333	43,218	40,689
Real estate taxes	16,710	15,593	15,309
Other operating expenses	13,323	13,842	12,389
	$100,246	$92,898	$87,338

21.    Lease Agreements

We are the lessor of over 2,300 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2012 to 2049. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2011, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2012	$201,219
2013	170,052
2014	139,117
2015	118,637
2016	90,345
Thereafter	214,037
$933,407

22.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2012 to 2096. Annual rental payments for these leases totaled approximately $6.1 million, $5.3 million and $5.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2012	$5,444
2013	4,672
2014	4,353
2015	4,224
2016	4,227
Thereafter	188,526
$211,446
We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

23.    Related Party Transactions

During the third quarter of 2010, Stanley K. Tanger, the Company's founder, transferred his general partnership interest in the Tanger Family Limited Partnership, to the Stanley K. Tanger Marital Trust. As discussed in Note 2, the Tanger Family Limited Partnership was the noncontrolling interest in the Company's consolidated financial statements. The sole trustee of the Stanley K. Tanger Marital Trust, and thus effectively the general partner of Tanger Family Limited Partnership, was John H. Vernon. Mr. Vernon is a partner at the law firm of Vernon, Vernon, Wooten, Brown, Andrews & Garrett, or the Vernon Law Firm, which has served as the principal outside counsel of the Company and Operating Partnership since their inception in 1993. Based on Mr. Vernon's position as trustee of the Stanley K. Tanger Marital Trust, the general partner of the Tanger Family Limited Partnership, he was considered a related party until the dissolution of the Tanger Family Limited Partnership on June 1, 2011. However, Mr. Vernon had neither ownership rights nor economic interests in either the Tanger Family Limited Partnership or the Stanley K. Tanger Marital Trust while he served as trustee.

Fees paid to the Vernon Law Firm were approximately $1,617,000, $1,144,000 and $851,000 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2010 and 2009, no amounts were included in accounts payable and accrued expenses for the Vernon Law Firm. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
For the years ended December 31, 2011, 2010 and 2009, Tanger Family Limited Partnership received quarterly distributions of earnings totaling $4.8 million, $9.4 million and $9.3 million, respectively.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of Stanley Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one Operating Partnership unit for four Company common shares. During 2011, 160,332 Operating Partnership units were exchanged by a Family Limited Partner for 641,328 Company common shares.

24.    Subsequent Events

Family Limited Partner Conversions

From January 1, 2012 through the date of this filing, various Family Limited Partners exchanged a total of 1,017,252 Operating Partnership units for 4,069,008 Company common shares. Steven B. Tanger, did not exchange any of the Operating Partnership units that he owns as a result of the distribution of the estate of Stanley K. Tanger to the various Family Limited Partners. After the above described exchanges, the Family Limited Partners own 1,855,721 Operating Partnership units.

$250.0 Million Unsecured Term Loan

On February 24, 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan will be interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the new loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our $520.0 million unsecured lines of credit.
Glendale, Arizona
On February 20, 2012, we announced plans to begin construction on Tanger Outlets Westgate, our previously announced site in Glendale, AZ. Currently, we expect the outlet center to contain approximately 328,000 square feet and to be open in time for the 2012 holiday shopping season.

Steven B. Tanger Amended and Restated Employment AgreementT

On February 28, 2012, we entered into an amended and restated Employment Agreement (the “Employment Agreement”) with Steven B. Tanger, our President and Chief Executive Officer. The Employment Agreement amends and restates Mr. Tanger's existing employment agreement in its entirety, effective as of January 1, 2012.

As a part of the Employment Agreement, the Company granted Mr. Tanger certain equity awards on February 28, 2012. Such equity awards consist of the following: 45,000 fully-vested common shares; 90,000 restricted common shares that will vest ratably over five years based on Mr. Tanger's continued employment and 90,000 restricted common shares that will vest ratably over five years based on Mr. Tanger's continued employment and the Company achieving certain minimum total returns to shareholders.

25.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summary quarterly financial information for the years ended December 31, 2011 and 2010 (unaudited and in thousands, except per common share data) (1). This information is not required for the Operating Partnership. Also, note that all per share amounts reflect the Company's two for one split of its common shares effective January 24, 2011:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$70,739	$72,101	$83,243	$89,140
Operating income	21,174	22,319	26,177	28,266
Income from continuing operations	10,817	10,842	14,192	15,138
Net income	10,817	10,842	14,192	15,138
Income attributable to the Company	9,398	9,422	12,464	13,357
Income available to common shareholders of the Company	9,206	9,257	12,300	13,194

Basic earnings per share available to common shareholders

Income from continuing operations	$0.11	$0.11	$0.14	$0.15
Net income	0.11	0.11	0.14	0.15

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.11	$0.11	$0.14	$0.15
Net income	0.11	0.11	0.14	0.15

(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Total revenues	$66,042	$65,295	$69,473	$75,493
Operating income	11,018	20,100	23,698	24,815
Income from continuing operations	3,002	5,393	14,856	15,091
Net income	3,003	5,392	14,753	15,096
Income attributable to the Company	2,793	4,868	12,999	13,589
Income available to common shareholders of the Company	1,218	3,318	11,451	9,828

Basic earnings per share available to common shareholders

Income from continuing operations	$0.02	$0.04	$0.14	$0.12
Net income	0.02	0.04	0.14	0.12

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.02	$0.04	$0.14	$0.12
Net income	0.02	0.04	0.14	0.12

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)
The fourth quarter of 2010, income from continuing operations available to common shareholders and net income available to common shareholders have been reduced by approximately $2.5 million for the original issuance costs related to the 3,000,000 Class C Cumulative Preferred Shares that were redeemed in full in December 2010.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2011 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2011 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total		Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$58,721	$—	$125,988	$—	$—	$—	$125,988	$125,988		$2,215	2011 (3)	(2)
Barstow	Barstow, CA	—	3,281	12,533	—	19,760	3,281	32,293	35,574		15,134	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	5,259	1,963	14,683	16,646		6,724	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	14,154	4,803	39,194	43,997		22,676	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	7,678	10,353	56,555	66,908		14,434	2006	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	30,343	1,969	44,389	46,358		23,247	1995	(2)
Foley	Foley, AL	—	4,400	82,410	693	39,900	5,093	122,310	127,403		29,950	2003 (3)	(2)
Gonzales	Gonzales, LA	—	679	15,895	—	20,516	679	36,411	37,090		20,171	1992	(2)
Hershey	Hershey, PA	33,416	3,673	48,186	—	—	3,673	48,186	51,859	—	521	2011(3)	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	30,816	4,753	30,816	35,569		1,364	2011	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	6,876	5,128	27,544	32,672		8,198	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	8,914	2,250	44,164	46,414		13,376	2002 (3)	(2)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	—	2,752	111,276	114,028		2,003	2011(3)	(2)
Kittery I	Kittery, ME	—	1,242	2,961	229	2,356	1,471	5,317	6,788		4,204	1986	(2)
Kittery II	Kittery, ME	—	1,451	1,835	—	764	1,451	2,599	4,050		2,092	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	16,695	3,691	36,602	40,293		21,332	1994 (3)	(2)
Lincoln City	Lincoln City, OR	—	6,268	28,663	267	8,689	6,535	37,352	43,887		11,003	2003 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	24,371	2,558	36,172	38,730		17,787	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	112	8,821	53,474	62,295		3,351	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	3,911	—	84,644	84,644		10,799	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	33,907	10,236	91,001	101,237		21,207	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	5,034	1,853	11,713	13,566		5,818	1997 (3)	(2)
Ocean City	Ocean City, MD	19,242	—	16,334	—	—	—	16,334	16,334		423	2011(3)	(2)
Park City	Park City, UT	—	6,900	33,597	343	17,898	7,243	51,495	58,738		13,264	2003 (3)	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,876	26,226	22,476	100,435	122,911		25,501	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	83,439	6,152	119,813	125,965		62,799	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	45,597	1,817	55,037	56,854		29,360	1993	(2)
Sanibel	Sanibel, FL	—	4,916	23,196	—	11,327	4,916	34,523	39,439		16,153	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	36,143	—	54,638	54,638		24,927	1997 (3)	(2)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2011 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2011 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	8,453	523	21,885	22,408	15,202	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	9,364	1,829	34,202	36,031	10,093	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	3,155	1,643	18,583	20,226	5,732	2003 (3)	(2)
Washington	Washington, PA	—	5,528	91,288	3	9,828	5,531	101,116	106,647	18,236	2008	(2)
West Branch	West Branch, MI	—	319	3,428	120	9,064	439	12,492	12,931	7,827	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,234	5,130	10,498	32,121	42,619	8,971	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	716	15,905	1,422	22,686	24,108	16,391	1991	(2)
		$111,379	$132,178	$1,206,459	$15,824	$561,584	$148,002	$1,768,043	$1,916,045	$512,485

(1)	Aggregate cost for federal income tax purposes is approximately $1.6 billion.

(2)	We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(3)	Represents year acquired.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2011
(in thousands)

The changes in total real estate for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balance, beginning of year	$1,576,214	$1,507,870	$1,399,755
Acquisitions	304,572	—	80,733
Improvements	42,161	95,185	45,055
Impairment charge	—	(846)	(14,869)
Dispositions and assets held for sale	(6,902)	(25,995)	(2,804)
Balance, end of year	$1,916,045	$1,576,214	$1,507,870

The changes in accumulated depreciation for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balance, beginning of year	$453,145	$412,530	$359,301
Depreciation for the period	66,242	64,543	64,922
Impairment charge	—	—	(9,669)
Dispositions and assets held for sale	(6,902)	(23,928)	(2,024)
Balance, end of year	$512,485	$453,145	$412,530