Form 10-Q
period 2012-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2012-05-10
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 30, 2012, there were 92,628,588 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of March 31, 2012, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,156,847 units of the Operating Partnership and the Family Limited Partners collectively owned 1,540,440 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.

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

There are few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are required to be contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,773,055	1,764,494
Construction in progress	4,545	3,549
	1,925,602	1,916,045
Accumulated depreciation	(530,150)	(512,485)
Total rental property, net	1,395,452	1,403,560
Cash and cash equivalents	10,787	7,894
Investments in unconsolidated joint ventures, net	48,483	28,481
Deferred lease costs and other intangibles, net	115,157	120,636
Deferred debt origination costs, net	10,775	8,861
Prepaids and other assets	54,304	52,383
Total assets	$1,634,958	$1,621,815
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,171 and $2,237, respectively)	$547,829	$547,763
Unsecured term loans (net of discount of $656 and $692, respectively)	259,344	9,308
Mortgages payable (including premiums of $7,169 and $7,434, respectively)	110,483	111,379
Unsecured lines of credit	121,073	357,092
Total debt	1,038,729	1,025,542
Construction trade payables	15,698	13,656
Accounts payable and accrued expenses	43,165	37,757
Other liabilities	16,399	16,428
Total liabilities	1,113,991	1,093,383
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 92,627,388 and 86,727,656 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	926	867
Paid in capital	751,633	720,073
Accumulated distributions in excess of net income	(271,941)	(261,913)
Accumulated other comprehensive income	1,449	1,535
Equity attributable to Tanger Factory Outlet Centers, Inc.	482,067	460,562
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	32,068	61,027
Noncontrolling interests in other consolidated partnerships	6,832	6,843
Total equity	520,967	528,432
Total liabilities and equity	$1,634,958	$1,621,815
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Base rentals	$57,219	$46,219
Percentage rentals	1,744	1,391
Expense reimbursements	23,476	21,205
Other income	1,804	1,924
Total revenues	84,243	70,739
Expenses
Property operating	26,088	24,108
General and administrative	10,020	6,767
Acquisition costs	—	567
Abandoned development costs	—	158
Depreciation and amortization	25,515	17,965
Total expenses	61,623	49,565
Operating income	22,620	21,174
Interest expense	12,334	10,325
Income before equity in losses of unconsolidated joint ventures	10,286	10,849
Equity in losses of unconsolidated joint ventures	(1,452)	(32)
Net income	8,834	10,817
Noncontrolling interests in Operating Partnership	(713)	(1,419)
Noncontrolling interests in other consolidated partnerships	7	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$8,128	$9,398

Basic earnings per common share:
Net income	$0.09	$0.11
Diluted earnings per common share:
Net income	$0.09	$0.11

Dividends paid per common share	$0.2000	$0.1938
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2012	2011
Net income	$8,834	$10,817
Other comprehensive loss:
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(86)	(81)
Foreign currency translation adjustments	(6)	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	46
Other comprehensive loss	(92)	(35)
Comprehensive income	8,742	10,782
Comprehensive income attributable to noncontrolling interests	(700)	(1,414)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$8,042	$9,368

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	8,128	—	8,128	713	(7)	8,834
Other comprehensive loss	—	—	—	(86)	(86)	(6)	—	(92)
Compensation under Incentive Award Plan	—	3,391	—	—	3,391	—	—	3,391
Issuance of 3,600 common shares upon exercise of options	—	46	—	—	46	—	—	46
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	28,178	—	—	28,178	(28,178)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Exchange of 1,332,533 Operating Partnership units for 5,330,132 common shares	53	(53)	—	—	—	—	—	—
Common dividends ($.20 per share)	—	—	(18,156)	—	(18,156)	—	—	(18,156)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(1,488)	—	(1,488)
Balance, March 31, 2012	$926	$751,633	$(271,941)	$1,449	$482,067	$32,068	$6,832	$520,967

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$421,895
Net income	—	—	9,398	—	9,398	1,419	10,817
Other comprehensive loss	—	—	—	(30)	(30)	(5)	(35)
Compensation under Incentive Award Plan	—	1,798	—	—	1,798	—	1,798
Grant of 319,000 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(33)	—	—	(33)	33	—
Common dividends ($.19375 per share)	—	—	(15,746)	—	(15,746)	—	(15,746)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(2,351)	(2,351)
Balance, March 31, 2011	$813	$606,121	$(246,372)	$1,754	$362,316	$54,062	$416,378
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2012		2011
OPERATING ACTIVITIES
Net income	$8,834		$10,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,515		17,965
Amortization of deferred financing costs	561		466
Equity in losses of unconsolidated joint ventures	1,452		32
Share-based compensation expense	3,391		1,798
Amortization of debt (premiums) and discounts, net	(248)		24
Distributions of cumulative earnings from unconsolidated joint ventures	237		62
Net accretion of market rent rate adjustments	(234)		(155)
Straight-line rent adjustments	(997)		(794)
Changes in other assets and liabilities:
Other assets	(1,287)		(495)
Accounts payable and accrued expenses	5,373		1,319
Net cash provided by operating activities	42,597		31,039
INVESTING ACTIVITIES
Additions to rental property	(8,335)		(15,251)
Additions to investments in unconsolidated joint ventures	(21,371)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	63		238
Increases in escrow deposits	—		(8,350)
Net proceeds from sale of real estate	—		724
Additions to deferred lease costs	(1,329)		(1,531)
Net cash used in investing activities	(30,972)		(24,170)
FINANCING ACTIVITIES
Cash dividends paid	(18,156)		(15,746)
Distributions to noncontrolling interests in Operating Partnership	(1,488)		(2,351)
Proceeds from debt issuances	341,781		67,950
Repayments of debt	(328,432)		(61,700)
Additions to deferred financing costs	(2,483)		(49)
Proceeds from exercise of options	46		—
Net cash used in financing activities	(8,732)		(11,896)
Net increase (decrease) in cash and cash equivalents	2,893		(5,027)
Cash and cash equivalents, beginning of period	7,894		5,758
Cash and cash equivalents, end of period	$10,787		$731
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,773,055	1,764,494
Construction in progress	4,545	3,549
	1,925,602	1,916,045
Accumulated depreciation	(530,150)	(512,485)
Total rental property, net	1,395,452	1,403,560
Cash and cash equivalents	10,715	7,866
Investments in unconsolidated joint ventures, net	48,483	28,481
Deferred lease costs and other intangibles, net	115,157	120,636
Deferred debt origination costs, net	10,775	8,861
Prepaids and other assets	53,765	52,059
Total assets	$1,634,347	$1,621,463
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,171 and $2,237, respectively)	$547,829	$547,763
Unsecured term loans (net of discount of $656 and $692, respectively)	259,344	9,308
Mortgages payable (including premiums of $7,169 and $7,434, respectively)	110,483	111,379
Unsecured lines of credit	121,073	357,092
Total debt	1,038,729	1,025,542
Construction trade payables	15,698	13,656
Accounts payable and accrued expenses	42,554	37,405
Other liabilities	16,399	16,428
Total liabilities	1,113,380	1,093,031
Commitments and contingencies
Equity
Partners' Equity
General partner	4,863	4,972
Limited partners	507,901	515,154
Accumulated other comprehensive income	1,371	1,463
Total partners' equity	514,135	521,589
Noncontrolling interests in consolidated partnerships	6,832	6,843
Total equity	520,967	528,432
Total liabilities and equity	$1,634,347	$1,621,463
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended, March 31,
	2012	2011
Revenues
Base rentals	$57,219	$46,219
Percentage rentals	1,744	1,391
Expense reimbursements	23,476	21,205
Other income	1,804	1,924
Total revenues	84,243	70,739
Expenses
Property operating	26,088	24,108
General and administrative	10,020	6,767
Acquisition costs	—	567
Abandoned development costs	—	158
Depreciation and amortization	25,515	17,965
Total expenses	61,623	49,565
Operating income	22,620	21,174
Interest expense	12,334	10,325
Income before equity in losses of unconsolidated joint ventures	10,286	10,849
Equity in losses of unconsolidated joint ventures	(1,452)	(32)
Net income	8,834	10,817
Noncontrolling interests in consolidated partnerships	7	—
Net income available to partners	8,841	10,817
Net income available to limited partners	8,750	10,706
Net income available to general partner	$91	$111

Basic earnings per common unit:
Net income	$0.36	$0.46
Diluted earnings per common unit:
Net income	$0.35	$0.46

Distribution paid per common unit	$0.8000	$0.7750
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2012	2011
Net income	$8,834	$10,817
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(86)	(81)
Foreign currency translation adjustments	(6)	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	46
Other comprehensive loss	(92)	(35)
Comprehensive income	8,742	10,782
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	7	—
Comprehensive income attributable to the Operating Partnership	$8,749	$10,782

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	91	8,750	—	8,841	(7)	8,834
Other comprehensive loss	—	—	(92)	(92)	—	(92)
Compensation under Incentive Award Plan	—	3,391	—	3,391	—	3,391
Issuance of 900 common units upon exercise of options	—	46	—	46	—	46
Adjustments for noncontrolling interests in consolidated partnerships	—	4	—	4	(4)	—
Common distributions ($.80 per unit)	(200)	(19,444)	—	(19,644)	—	(19,644)
Balance, March 31, 2012	$4,863	$507,901	$1,371	$514,135	$6,832	$520,967

	General partner	Limited partners	Accumulated other comprehensive income	Total equity
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895
Net income	111	10,706	—	10,817
Other comprehensive loss	—	—	(35)	(35)
Compensation under Incentive Award Plan	—	1,798	—	1,798
Common distributions ($.775 per unit)	(181)	(17,916)	—	(18,097)
Balance, March 31, 2011	5,151	409,514	1,713	416,378

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$8,834	$10,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,515	17,965
Amortization of deferred financing costs	561	466
Equity in losses of unconsolidated joint ventures	1,452	32
Equity-based compensation expense	3,391	1,798
Amortization of debt (premiums) and discounts, net	(248)	24
Distributions of cumulative earnings from unconsolidated joint ventures	237	62
Net accretion of market rent rate adjustments	(234)	(155)
Straight-line rent adjustments	(997)	(794)
Changes in other assets and liabilities:
Other assets	(1,072)	(425)
Accounts payable and accrued expenses	5,114	1,304
Net cash provided by operating activities	42,553	31,094
INVESTING ACTIVITIES
Additions to rental property	(8,335)	(15,251)
Additions to investments in unconsolidated joint ventures	(21,371)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	63	238
Increase in escrow deposits	—	(8,350)
Net proceeds from the sale of real estate	—	724
Additions to deferred lease costs	(1,329)	(1,531)
Net cash used in investing activities	(30,972)	(24,170)
FINANCING ACTIVITIES
Cash distributions paid	(19,644)	(18,097)
Proceeds from debt issuances	341,781	67,950
Repayments of debt	(328,432)	(61,700)
Additions to deferred financing costs	(2,483)	(49)
Proceeds from exercise of options	46	—
Net cash used in financing activities	(8,732)	(11,896)
Net increase (decrease) in cash and cash equivalents	2,849	(4,972)
Cash and cash equivalents, beginning of period	7,866	5,671
Cash and cash equivalents, end of period	$10,715	$699
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2012, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. We also had partial ownership interests in 3 outlet centers totaling approximately 1.2 million square feet, including one outlet center in Ontario, Canada.
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
The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. In addition, the Family Limited Partners own the remaining Operating Partnership units.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
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

3. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of March 31, 2012 and December 31, 2011 aggregated $48.5 million and $28.5 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At March 31, 2012, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,086	$4.0	$24.3
Deer Park	Deer Park, Long Island NY	33.3%	741,976	4.7	246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	2.3
Galveston/Houston	Texas City, Texas	50.0%	—	13.9	—
RioCan Canada	Various	50.0%	157,382	24.8	—
National Harbor	Washington D.C. Metro Area	50.0%	—	0.9	—
Other		50.0%	—	0.2	—
Total				$48.5	$273.5
These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.
Management, leasing and marketing fees earned from services provided to our unconsolidated joint ventures were recognized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Fee:
Management and leasing	$479	$505
Marketing	53	44
Total Fees	$532	$549
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
Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Deer Park project described above for a total purchase price of $3.3 million. The interest-only mortgage loan for the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, the joint venture has accrued interest at a default rate of 8.25% from May 17, 2011 to March 31, 2012, and is currently in negotiations with the lender. As of March 31, 2012, the outstanding principal balance under the warehouse mortgage was $2.3 million. In December 2011, the joint venture recorded an impairment charge of approximately $900,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. We expect the center to be completed in October 2012 and to feature over 90 brand name and designer outlet stores in the first phase of approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of March 31, 2012, we have contributed $13.7 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center and with our partner, will jointly provide development and leasing services.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan will provide development and property management services to this existing outlet center and we will provide leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March, 2012, the joint venture negotiated the early payment of the financing. We contributed an additional $15.1 million to the joint venture to fund the payment.

During the quarter, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly pre-development costs of approximately $954,000 were written-off.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture with The Peterson Companies for the development of a Tanger Outlets at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to contain approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet. The project is currently in the pre-development phase and in December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of March 31, 2012	As of December 31, 2011
Assets
Investment properties at cost, net	$357,357	$344,098
Cash and cash equivalents	9,621	7,582
Deferred lease costs, net	14,294	14,815
Deferred debt origination costs, net	6,626	7,566
Prepaids and other assets	15,663	11,687
Total assets	$403,561	$385,748
Liabilities and Owners' Equity
Mortgages payable	$273,534	$303,230
Construction trade payables	7,719	2,669
Accounts payable and other liabilities	24,788	27,246
Total liabilities	306,041	333,145
Owners' equity	97,520	52,603
Total liabilities and owners' equity	$403,561	$385,748

	Three Months Ended
	March 31,
Summary Statements of Operations - Unconsolidated Joint Ventures	2012	2011
Revenues	$11,658	$9,562
Expenses
Property operating	4,891	4,101
General and administrative	163	187
Acquisition costs	704	—
Abandoned development costs	954	—
Depreciation and amortization	4,608	3,611
Total expenses	11,320	7,899
Operating income	338	1,663
Interest expense	3,829	1,803
Net loss	$(3,491)	$(140)

The Company and Operating Partnership's share of:
Net loss	$(1,452)	$(32)
Depreciation (real estate related)	$1,815	$1,306

4. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of March 31, 2012 and December 31, 2011, the Operating Partnership had $121.1 million and $357.1 million, respectively, outstanding in total on these lines.
The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.
5. Debt of the Operating Partnership
As of March 31, 2012 and December 31, 2011, the debt of the Operating Partnership consisted of the following (in thousands):

			March 31, 2012		December 31, 2011
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	(392)	$250,000	$(417)
Senior notes	6.125%	June 2020	300,000	(1,779)	300,000	(1,820)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021- December 2026	53,431	4,796	53,826	4,894
Ocean City	5.24%	January 2016	18,785	353	18,867	375
Hershey	5.17%-8.00%	August 2015	31,098	2,020	31,252	2,165
Note payable (1)	1.50%	June 2016	10,000	(656)	10,000	(692)
Unsecured term loan (2)	LIBOR + 1.80%	February 2019	250,000	—	—	—
Unsecured lines of credit (3)	LIBOR + 1.25%	November 2015	121,073	—	357,092	—
			$1,034,387	$4,342	$1,021,037	$4,505

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)
Our unsecured term loan as of March 31, 2012 bears interest at a rate of LIBOR + 1.80%, is interest only and expires on February 23, 2019. Our term loan is pre-payable without penalty beginning in February of 2015.

(3)
Our unsecured lines of credit as of March 31, 2012 bear interest at a rate of LIBOR + 1.25% and expire on November 10, 2015. We have the option to extend the lines for an additional one year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

2012 Transactions
On February 24, 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our current credit ratings, the new loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

Debt Maturities
Maturities of the existing long-term debt as of March 31, 2012 are as follows (in thousands):

Year	Amount
2012	$1,931
2013	4,633
2014	3,599
2015	403,412
2016	30,279
Thereafter	590,533
Subtotal	1,034,387
Net premiums	4,342
Total	$1,038,729

6. Shareholders' Equity of the Company

Throughout the first quarter of 2012, various Family Limited Partners exchanged a total of 1,332,533 Operating Partnership units for 5,330,132 Company common shares. After the above described exchanges, the Family Limited Partners owned 1,540,440 Operating Partnership units.

7. Partners' Equity of the Operating Partnership
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. At March 31, 2012 and December 31, 2011, the ownership interests of the Operating Partnership consisted of the following:

	March 31, 2012	December 31, 2011
Common units:
General partner	250,000	250,000
Limited partners	24,447,287	24,304,887
Total common units	24,697,287	24,554,887

8. Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership owned by Family Limited Partners, as discussed in Note 1, and interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Family Limited Partners are holders of Operating Partnership units that may be exchanged for Company common shares in a ratio of one unit for four common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

As discussed in Note 6, during the quarter ended March 31, 2012, various Family Limited Partners exchanged a total of 1,332,533 Operating Partnership units for 5,330,132 Company common shares. Therefore, the Company recorded an increase to additional paid-in capital of $28.2 million during the quarter related to these exchanges. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the quarter as follows:

	Three Months Ended March 31,
	2012	2011
Net income attributable to Tanger Factory Outlet Centers, Inc.	$8,128	$9,398
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	28,178	(33)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$36,306	$9,365

(1)
In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common shares upon exercise of options, share-based compensation and the issuance of common shares upon exchange of Operating Partnership units by Family Limited Partners.

9. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first three months of 2012, the Company's Board of Directors approved grants of 571,000 restricted common shares to the Company's independent directors and the Company's senior executive officers. The weighted average fair value of the awards granted was $27.90 per share. The independent directors' restricted common shares vest ratably over a three year period and the majority of the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation amount is being recognized in accordance with the vesting schedule of the restricted shares.
Included in the 571,000 restricted common shares above were 225,000 restricted common shares granted to Steven B. Tanger, our President and Chief Executive Officer, under the terms of his amended and restated Employment Agreement (the "Employment Agreement") signed on February 28, 2012. Under the terms of the Employment Agreement, the Company granted Mr. Tanger the following: 45,000 fully-vested common shares; 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and the Company achieving certain minimum total returns to shareholders.
We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Restricted shares (1)	$2,850	$1,266
Notional unit performance awards	489	507
Options	52	25
Total share-based compensation	$3,391	$1,798
(1) Includes approximately $1.3 million of compensation expense related to 45,000 shares that vested immediately upon grant related to the Employment Agreement described above.

The following table summarizes information related to unvested restricted shares outstanding as of March 31, 2012:

Unvested Restricted Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2011	791,337	$20.93
Granted	571,000	27.90
Vested	(273,800)	21.44
Forfeited	(5,000)	29.50
Unvested at March 31, 2012	1,083,537	$24.43

The total value of restricted shares vested during the three months ended March 31, 2012 and March 31, 2011 was $8.2 million and $5.4 million, respectively.
As of March 31, 2012, there was $31.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.
10. Equity-Based Compensation of the Operating Partnership
As discussed in Note 9, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

The tables below set forth the equity based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.
We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Restricted units (1)	$2,850	$1,266
Notional unit performance awards	489	507
Options	52	25
Total equity-based compensation	$3,391	$1,798
(1) Includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately pursuant to the Employment Agreement as described in footnote 9.

The following table summarizes information related to unvested restricted units outstanding as of March 31, 2012:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2011	197,834	$83.70
Granted	142,750	111.60
Vested	(68,450)	85.75
Forfeited	(1,250)	118.00
Unvested at March 31, 2012	270,884	$93.73

The total value of restricted units vested during the three months ended March 31, 2012 and March 31, 2011 was $8.2 million and $5.4 million, respectively.
As of March 31, 2012, there was $31.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years.
11. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share for the three months ended March 31, 2012 and 2011, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$8,128	$9,398
Less allocation of earnings to participating securities	(158)	(192)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$7,970	$9,206
Denominator
Basic weighted average common shares	89,671	80,353
Effect of notional units	1,096	—
Effect of senior exchangeable notes	—	125
Effect of outstanding options	65	74
Diluted weighted average common shares	90,832	80,552
Basic earnings per common share:
Net income	$0.09	$0.11
Diluted earnings per common share:
Net income	$0.09	$0.11
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per share. There were no outstanding senior, exchangeable notes as of March 31, 2012.
The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended March 31, 2012 and 2011, respectively, 174,600 and 191,500 options were excluded from the computation. The assumed exchange of the partnership units held by the Family Limited Partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
Certain of the Company's unvested restricted share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of the unvested restricted share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends declared and the unvested restricted shares' participation rights in undistributed earnings.

12. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit for the three months ended March 31, 2012 and 2011, respectively (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income attributable to partners of the Operating Partnership	$8,841	$10,817
Less allocation of earnings to participating securities	(158)	(192)
Net income available to common unitholders of the Operating Partnership	$8,683	$10,625
Denominator
Basic weighted average common units	24,382	23,121
Effect of notional units	274	—
Effect of senior exchangeable notes	—	31
Effect of outstanding options	16	19
Diluted weighted average common units	24,672	23,171
Basic earnings per common unit:
Net income	$0.36	$0.46
Diluted earnings per common unit:
Net income	$0.35	$0.46
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per common share. There were no outstanding senior, exchangeable notes as of March 31, 2012.
The computation of diluted earnings per unit excludes units that would be issued upon the exercise of options to purchase the Company's common shares when the exercise price is greater than the average market price of the Company's common shares for the period. For the three months ended March 31, 2012 and 2011, respectively, 43,650 and 47,875 units which would be issued upon the exercise of outstanding options were excluded from the computation.
Certain of the Company's unvested restricted share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units' participation rights in undistributed earnings.

13.    Fair Value Measurements

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of March 31, 2012 or December 31, 2011, respectively.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured terms loans, secured mortgages and unsecured lines of credit, at March 31, 2012 and December 31, 2011, was $1.1 billion and $1.1 billion, respectively, and its recorded value was $1.0 billion and $1.0 billion, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

14. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2012 and 2011 amounted to $15.7 million and $31.0 million, respectively.
15. Subsequent Events
Westgate, Glendale, Arizona

On May 4, 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February, 2012. Situated on 38-acres, the outlet center will be located on Loop 101 and Glendale Avenue in Western Phoenix. This site is adjacent to Westgate City Center, Jobing.com Arena, University of Phoenix Stadium, Cabela's and The Renaissance Glendale Hotel and Spa.  We currently expect this center to be completed in time for a November 2012 grand opening and will have approximately 85 brand name outlet stores in the first phase which will contain approximately 330,000 square feet. We will provide property management, construction supervision, leasing and marketing services to the joint venture.

RioCan Canada

On April 11, 2012, Tanger and RioCan Real Estate Investment Trust announced they have entered into an agreement with the Orlando Corporation to create a strategic alliance to develop a designer outlet center on land within the Heartland Town Centre. Located in the western Greater Toronto Area, Heartland Town Centre is Canada's largest power center with access to Highway 401.  The parties intend to add a newly designed ground up outlet center of approximately 312,000 square feet to the approximately 2 million square feet of retail space currently at Heartland Town Centre.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2012 with the three months ended March 31, 2011. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Reports on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors listed there through March 31, 2012.
General Overview

At March 31, 2012 , we had 36 consolidated outlet centers in 24 states totaling 10.7 million square feet. The table below details our development and acquisition activities that significantly impacted our results of operations and liquidity from April 1, 2011 to March 31, 2012.

Center	Date Acquired/Open	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of March 31, 2011			9,368	32	21
Acquisitions:
Jeffersonville, OH	June 28, 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 15, 2011	$200.3	689	2	2
Hershey, PA (2)	September 30, 2011	$49.8	247	1	—
Other			12	—	—
As of March 31, 2012			10,726	36	24

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

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2012. Except as noted, all properties are fee owned.

Location	Square	%
Consolidated Properties	Feet	Occupied
Riverhead, New York (1)	729,736	98
Rehoboth Beach, Delaware (1)	568,975	100
Foley, Alabama	557,228	98
Atlantic City, New Jersey (1)	489,762	98
San Marcos, Texas	441,929	99
Myrtle Beach Hwy 501, South Carolina	425,247	97
Sevierville, Tennessee (1)	419,038	99
Jeffersonville, Ohio	409,820	95
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Washington, Pennsylvania	372,972	98
Commerce II, Georgia	370,512	98
Charleston, South Carolina	365,107	97
Howell, Michigan	324,632	97
Mebane, North Carolina	318,910	100
Branson, Missouri	302,922	98
Park City, Utah	298,379	99
Locust Grove, Georgia	298,268	98
Westbrook, Connecticut	289,950	98
Gonzales, Louisiana	282,403	99
Williamsburg, Iowa	277,230	98
Lincoln City, Oregon	270,212	95
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,448	97
Tilton, New Hampshire	245,698	99
Hilton Head II, South Carolina	206,529	100
Ocean City, Maryland (1)	199,243	91
Fort Myers, Florida	198,877	92
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	96
Blowing Rock, North Carolina	104,154	98
Nags Head, North Carolina	82,178	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,725,746	97
Unconsolidated Joint Ventures
Deer Park, New York (2)	771,229	91
Wisconsin Dells, Wisconsin	265,086	98
Cookstown, Ontario	157,382	91

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space released or renewed during the three months ended March 31, 2012 and 2011, respectively:

	2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	60	220,000	$32.53	$38.86	9.18	$28.30
Renewal	188	921,000	$21.97	$—	4.58	$21.97

	2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	96	336,000	$28.26	$38.51	8.55	$23.76
Renewal	180	932,000	$20.73	$2.09	5.02	$20.31
(1) Net average straight-line rentals is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annual straight-line rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

NET INCOME

Net income decreased $2.0 million in the 2012 period to $8.8 million as compared to $10.8 million for the 2011 period. The decrease in net income was a result of a $2.0 million increase in operating expenses, a $3.3 million increase in general and administrative expenses, a $7.6 million increase in depreciation and amortization, $2.0 million in higher interest costs and $1.4 million higher loss from unconsolidated joint ventures partially offset by a $13.5 million increase in operating revenues.

BASE RENTALS

Base rentals increased $11.0 million, or 24%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals from the 2012 and 2011 periods (in thousands):

	2012	2011	Change
Existing property base rentals	$47,675	$45,898	$1,777
Base rentals from new developments	930	—	930
Base rentals from acquisitions	7,851	—	7,851
Termination fees	415	166	249
Amortization of net above and below market rent adjustments	348	155	193
	$57,219	$46,219	$11,000

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the first quarter of 2011, we completed the redevelopment and on March 31, 2011 opened our 177,000 square foot outlet center in Hilton Head I, SC. Additionally, throughout 2011 we acquired a total of four outlet centers adding approximately 1.3 million square feet to our consolidated outlet center portfolio.

At March 31, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $4.7 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $353,000, or 25%, from the 2011 period to the 2012 period. The following table sets forth the changes in various components of percentage rentals from the 2012 and 2011 periods (in thousands):

	2012	2011	Change
Existing property percentage rentals	$1,463	$1,391	$72
Percentage rentals from new developments	140	—	140
Percentage rentals from acquisitions	141	—	141
	$1,744	$1,391	$353

The increase in percentage rentals is primarily related to new developments and acquisitions completed in the 2011 period. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended March 31, 2012 increased 3.4% to $371 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $2.3 million, or 11%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements from the 2012 and 2011 periods (in thousands):

	2012	2011	Change
Existing property expense reimbursements	$19,988	$20,878	$(890)
Expense reimbursements from new developments	405	232	173
Expense reimbursements from acquisitions	2,954	—	2,954
Termination fees allocated to expense reimbursements	129	95	34
	$23,476	$21,205	$2,271

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Existing property expense reimbursements decreased in the 2012 period compared to the 2011 period as a result of a significant decrease in snow removal expenditures during the winter of 2012.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $2.0 million , or 8% , in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses from the 2012 and 2011 periods (in thousands):

	2012	2011	Change
Existing property operating expenses	$22,041	$23,845	$(1,804)
Property operating expenses from new developments	440	263	177
Property operating expenses from acquisitions	3,607	—	3,607
	$26,088	$24,108	$1,980
Existing property operating expenses decreased in the 2012 period compared to the 2011 period as a result of a significant decrease in snow removal expenditures during the winter of 2012.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $3.3 million, or 48% , in the 2012 period compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. Also, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since April 1, 2011.

ACQUISITION COSTS

The 2011 period includes costs related to the acquisition of the properties described above in the "General Overview".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $7.6 million, or 42% , in the 2012 period compared to the 2011 period.  The following table sets forth the changes in various components of depreciation and amortization from the 2012 and 2011 periods (in thousands):

	2012	2011	Change
Existing property depreciation and amortization	$17,262	$17,965	$(703)
Depreciation and amortization from new developments	507	—	507
Depreciation and amortization from acquisitions	7,746	—	7,746
	$25,515	$17,965	$7,550
Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio after April 1, 2011. The depreciation and amortization from acquisitions includes amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives.

INTEREST EXPENSE

Interest expense increased approximately $2.0 million, or 19% , in the 2012 period compared to the 2011 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $718.0 million for the 2011 period to approximately $1.0 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES

Equity in losses of unconsolidated joint ventures increased approximately $1.4 million in the 2012 period compared to the 2011 period. Losses were higher in the 2012 period due to the increase in interest rates upon the refinancing for the Deer Park mortgage and mezzanine loans in December 2011. In addition, equity in losses of unconsolidated joint ventures included our portion of acquisition costs from the December 2011 Cookstown outlet center acquisition by RioCan and a write-off of pre-development costs related to the termination of an option contract to develop a center in Halton Hills, Ontario.

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
The Company is a well-known seasoned issuer with a shelf registration that expires in July 2012 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.
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
On April 5, 2012, the Company's Board of Directors declared a $.21 cash dividend per common share payable on May 15, 2012 to each shareholder of record on April 30, 2012, and caused an $.84 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.
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

The following table sets forth our changes in cash flows for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	2012	2011	Change
Net cash provided by operating activities	$42,553	$31,094	$11,459
Net cash used in investing activities	(30,972)	(24,170)	(6,802)
Net cash used in financing activities	(8,732)	(11,896)	3,164
Net increase (decrease) in cash and cash equivalents	$2,849	$(4,972)	$7,821

Operating Activities

The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ; and Ocean City, MD centers to our portfolio subsequent to the 2011 period. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Investing Activities
Cash flow used in investing activities was higher in the 2012 period due primarily to the additional investments in our unconsolidated joint ventures in Galveston/Houston, TX and Cookstown, ON. The capital contributions to the Galveston/Houston joint venture were construction related as we continue to develop the site and the Cookstown contributions were utilized to retire the mortgage debt that was assumed when the property was acquired in December 2011. The increase was partially offset by a decrease in additions to consolidated rental properties. During the 2011 period, we were completing the construction activities at our redeveloped center in Hilton Head, SC. Also, the 2011 period contained significant payments for acquisition deposits related to centers that we eventually acquired during the second and third quarters of 2011.

Financing Activities

Cash used in financing activities was lower in the 2012 period due to an increase in debt utilized to fund investing activities described above.

Capital Expenditures

The following table details our capital expenditures for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Capital expenditures analysis:
New center developments	$2,336	$443	$1,893
Center redevelopment	62	6,443	(6,381)
Major center renovations	1,480	—	1,480
Second generation tenant allowances	5,537	5,834	(297)
Other capital expenditures	962	1,684	(722)
	10,377	14,404	(4,027)

Conversion from accrual to cash basis	(2,042)	847	(2,889)
Additions to rental property-cash basis	$8,335	$15,251	$(6,916)

•
New center development expenditures, which includes first generation tenant allowances, increased in the 2012 period due to on-going expansion projects in Locust Grove, Georgia and Gonzales, Louisiana.

•	Center redevelopment relates to our Hilton Head I, SC center which re-opened in March 2011.

•	Major center renovations increased in the 2012 period due to our on-going renovation efforts at the centers acquired during the second and third quarters of 2011.
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

UNCONSOLIDATED JOINT VENTURES

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona and Ottawa, Ontario. The Ottawa site, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see discussion under the caption "RioCan Canadian Joint Venture" in the section titled "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites. There can be no assurance that these sites will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts availalbe under our unsecured lines of credit, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we typically use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources previously described.

Financing Arrangements

At March 31, 2012, 88% of our outstanding debt represented unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. Our unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

On February 24, 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our current credit ratings, the new loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2012.

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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	47%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>135%	208%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of March 31, 2012 about various unconsolidated real estate joint ventures with operating properties in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	$4.0	$24.3
Deer Park	Deer Park, Long Island NY	33.3%	741,796	4.7	246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	2.3
Galveston/Houston	Texas City, TX	50.0%	—	13.9	—
RioCan Canada	Various	50.0%	157,382	24.8	—
National Harbor	Washington D.C. Metro Area	50.0%	—	0.9	—
Other		50.0%	—	0.2	—
Total				$48.5	$273.5
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of March 31, 2012 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Wisconsin Dells	$12,125	December 2012	LIBOR + 3.00%
Deer Park	$82,315	May 2014	LIBOR + 3.50% to 5.00%
Deer Park Warehouse	$780	May 2011 (1)	8.25%

(1)
The Deer Park Warehouse mortgage did not qualify for the associated one-year extension option which was exercisable in May 2011. See "Deer Park Warehouse, Long Island, New York" in this section for further discussion.

Deer Park Warehouse, Long Island, New York

In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Deer Park project described above for a total purchase price of $3.3 million. The interest-only mortgage loan for the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, the joint venture has accrued interest at a default rate of 8.25% from May 17, 2011 to March 31, 2012, and is currently in negotiations with the lender. As of March 31, 2012, the outstanding principal balance under the warehouse mortgage was $2.3 million. In December 2011, the joint venture recorded an impairment charge of approximately $900,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a 50/50 joint venture agreement with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. We expect the center to be completed in October 2012 and to feature over 90 brand name and designer outlet stores in the first phase of approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of March 31, 2012, we have contributed $13.7 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center and with our partner, will jointly provide development and leasing services.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan will provide development and property management services to this existing outlet center and we will provide leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March, 2012, the joint venture negotiated the early payment of the financing. We contributed an additional $15.1 million to the joint venture to fund the payment.

During the quarter, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly pre-development costs of approximately $954,000 were written-off.

On April 11, 2012, Tanger and RioCan Real Estate Investment Trust announced they have entered into an agreement with the Orlando Corporation to create a strategic alliance to develop a designer outlet center on land within the Heartland Town Centre. Located in the western Greater Toronto Area, Heartland Town Centre is Canada's largest power center with access to Highway 401.  The parties intend to add a newly designed ground up outlet center of approximately 312,000 square feet to the approximately 2 million square feet of retail space currently at Heartland Town Centre.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a 50/50 joint venture agreement with The Peterson Companies for the development of a Tanger Outlets at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expect to contain approximately 80 outlet designer and name brand stores in a center measuring up to 350,000 square feet. The center is in the pre-development stage and in December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.

Westgate, Glendale, Arizona

On May 4 , 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February, 2012. Situated on 38-acres, the outlet center will be located on Loop 101 and Glendale Avenue in Western Phoenix. This site is adjacent to Westgate City Center, Jobing.com Arena, University of Phoenix Stadium, Cabela's and The Renaissance Glendale Hotel and Spa.  We currently expect this center to be completed in time for a November 2012 grand opening and will have approximately 85 brand name outlet stores in the first phase which will contain approximately 330,000 square feet. We will provide property management, construction supervision, leasing and marketing services to the joint venture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our 2011 Annual Reports on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2012.

RELATED PARTY TRANSACTIONS
Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized during the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Fee:
Management and leasing	$479	$505
Marketing	53	44
Total Fees	$532	$549

SUPPLEMENTAL EARNINGS MEASURES
Funds From Operations

Funds from Operations ("FFO") represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate, impairment losses on depreciable real estate of consolidated real estate and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and after adjustments for unconsolidated partnerships and joint ventures.

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
Below is a reconciliation of net income to FFO for the three months ended March 31, 2012 and 2011 as well as other data for those respective periods (in thousands):

	Three months ended March 31,
	2012	2011
FUNDS FROM OPERATIONS
Net income	$8,834	$10,817
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	25,301	17,807
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,815	1,306
Funds from operations (FFO)	35,950	29,930
FFO attributable to noncontrolling interests in other consolidated partnerships	(2)	—
Allocation of FFO to participating securities	(308)	(310)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$35,640	$29,620
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	98,690	92,685
Funds from operations per share	$0.36	$0.32
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,672	23,171
Funds from operations per unit	$1.44	$1.28

(1)	Includes the dilutive effect of options and senior exchangeable notes.

(2)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company.

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

Below is a reconciliation of FFO to AFFO for the three months ended March 31, 2012 and 2011 as well as other data for those respective periods (in thousands):

	Three months ended March 31,
	2012	2011
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$35,950	$29,930
Adjusted for non-core items:
Acquisition costs	—	567
Abandoned development costs	—	158
AFFO adjustments from unconsolidated joint ventures (1)	686	—
Adjusted funds from operations (AFFO)	36,636	30,655
FFO attributable to noncontrolling interests in other consolidated partnerships	(2)	—
Allocation of AFFO to participating securities	(314)	(317)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$36,320	$30,338
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,690	92,685
Adjusted funds from operations per share	$0.37	$0.33
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,672	23,171
Adjusted funds from operations per unit	$1.47	$1.31

(1)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt.

(2)	Includes the dilutive effect of options and senior exchangeable notes.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to same center net operating income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconsolidated joint ventures	$10,286	$10,849
Interest expense	12,334	10,325
Operating income	22,620	21,174
Adjusted to exclude:
Depreciation and amortization	25,515	17,965
Abandoned development costs	—	158
Acquisition costs	—	567
General and administrative expenses	10,020	6,767
Property net operating income	58,155	46,631
Less: non-cash adjustments and termination rents (1)	(1,924)	(1,245)
Property net operating income - cash basis	56,231	45,386
Less: non-same center and other NOI	(8,889)	(804)
Total same center NOI - cash basis	$47,342	$44,582

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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2012, we had approximately 1.6 million square feet, or 15%, of our consolidated portfolio coming up for renewal during 2012. During the first three months of 2012, we renewed approximately 921,000 square feet of this space at a 15% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 220,000 square feet at a 58% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of March 31, 2012 and 2011, respectively, occupancy at our consolidated centers was 97%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2012, we were not a party to any interest rate protection agreements.
As of March 31, 2012, approximately 36% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.7 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior unsecured notes, unsecured terms loans, secured mortgages and unsecured lines of credit, at March 31, 2012 and December 31, 2011 was $1.1 billion and $1.1 billion, respectively, and its recorded value was $1.0 billion and $1.0 billion, respectively. A 1% increase from prevailing interest rates at March 31, 2012 and December 31, 2011 would result in a decrease in fair value of total debt of approximately $37.5 million at both March 31, 2012 and December 31, 2011. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Reports on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
10.1
Term loan credit agreement dated February 24, 2012 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Assocation, as Adminstrative Agent, Wells Fargo Bank Securities, LLC, SunTrust Robinson Humphrey, Inc.m and PNC Capital MArkets LLC, as Joint Lead Arrangers, SunTrust Bank and PNC Bank, National Association, as Co-Syndication Agents, Regions Bank, as Documentation Agent and Wells Fargo Securities, LLC, as Sole Bookrunner. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

10.2*
Amended and restated employment agreement of Steven B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

10.3*	Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited). (In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 10, 2012

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President, Chief Financial Officer & Secretary

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions
10.1
Term loan credit agreement dated February 24, 2012 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Assocation, as Adminstrative Agent, Wells Fargo Bank Securities, LLC, SunTrust Robinson Humphrey, Inc.m and PNC Capital MArkets LLC, as Joint Lead Arrangers, SunTrust Bank and PNC Bank, National Association, as Co-Syndication Agents, Regions Bank, as Documentation Agent and Wells Fargo Securities, LLC, as Sole Bookrunner. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

10.2*
Amended and restated employment agreement of Steven B. Tanger dated February 28, 2012. ( Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

10.3*	Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.