Form 10-Q
period 2012-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2012-08-08
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 3, 2012, there were 93,883,788 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership, held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership, making each such individual beneficial owner an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

As of June 30, 2012, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,370,997 units of the Operating Partnership and the Family Limited Partners collectively owned 1,330,440 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.

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

There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company's consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are required to be contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following notes to the consolidated financial statements:

•	Debt;

•	Share-Based Compensation of the Company and Equity-Based Compensation of the Operating Partnership;

•	Earnings Per Share and Earnings Per Unit and

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,787,050	1,764,494
Construction in progress	—	3,549
	1,935,052	1,916,045
Accumulated depreciation	(547,167)	(512,485)
Total rental property, net	1,387,885	1,403,560
Cash and cash equivalents	11,855	7,894
Investments in unconsolidated joint ventures, net	72,394	28,481
Deferred lease costs and other intangibles, net	109,850	120,636
Deferred debt origination costs, net	10,219	8,861
Prepaids and other assets	50,172	52,383
Total assets	$1,642,375	$1,621,815
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,104 and $2,237, respectively)	$547,896	$547,763
Unsecured term loans (net of discount of $620 and $692, respectively)	259,380	9,308
Mortgages payable (including premiums of $6,902 and $7,434, respectively)	109,583	111,379
Unsecured lines of credit	141,224	357,092
Total debt	1,058,083	1,025,542
Construction trade payables	14,746	13,656
Accounts payable and accrued expenses	38,011	37,757
Other liabilities	16,283	16,428
Total liabilities	1,127,123	1,093,383
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 93,483,988 and 86,727,656 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	935	867
Paid in capital	758,381	720,073
Accumulated distributions in excess of net income	(279,657)	(261,913)
Accumulated other comprehensive income	1,405	1,535
Equity attributable to Tanger Factory Outlet Centers, Inc.	481,064	460,562
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	27,386	61,027
Noncontrolling interests in other consolidated partnerships	6,802	6,843
Total equity	515,252	528,432
Total liabilities and equity	$1,642,375	$1,621,815

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Base rentals	$58,583	$48,393	$115,802	$94,612
Percentage rentals	1,618	1,137	3,362	2,528
Expense reimbursements	24,989	20,616	48,465	41,821
Other income	2,145	1,955	3,949	3,879
Total revenues	87,335	72,101	171,578	142,840
Expenses
Property operating	27,977	23,765	54,065	47,873
General and administrative	8,699	7,185	18,719	13,952
Acquisition costs	—	974	—	1,541
Abandoned development costs	—	—	—	158
Depreciation and amortization	24,923	17,858	50,438	35,823
Total expenses	61,599	49,782	123,222	99,347
Operating income	25,736	22,319	48,356	43,493
Interest expense	12,411	10,713	24,745	21,038
Income before equity in losses of unconsolidated joint ventures	13,325	11,606	23,611	22,455
Equity in losses of unconsolidated joint ventures	(867)	(764)	(2,319)	(796)
Net income	12,458	10,842	21,292	21,659
Noncontrolling interests in Operating Partnership	(766)	(1,420)	(1,479)	(2,839)
Noncontrolling interests in other consolidated partnerships	25	—	32	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$11,717	$9,422	$19,845	$18,820

Basic earnings per common share:
Net income	$0.13	$0.11	$0.21	$0.23
Diluted earnings per common share:
Net income	$0.12	$0.11	$0.21	$0.23

Dividends paid per common share	$0.2100	$0.2000	$0.4100	$0.3938
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$12,458	$10,842	$21,292	$21,659
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(87)	(82)	(173)	(163)
Foreign currency translation adjustments	39	—	34	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	—	46
Other comprehensive loss	(48)	(82)	(139)	(117)
Comprehensive income	12,410	10,760	21,153	21,542
Comprehensive income attributable to noncontrolling interests	(738)	(1,409)	(1,438)	(2,823)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$11,672	$9,351	$19,715	$18,719
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	19,845	—	19,845	1,479	(32)	21,292
Other comprehensive loss	—	—	—	(130)	(130)	(9)	—	(139)
Compensation under Incentive Award Plan	—	5,797	—	—	5,797	—	—	5,797
Issuance of 20,200 common shares upon exercise of options	—	241	—	—	241	—	—	241
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	32,329	—	—	32,329	(32,329)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	9	—	—	9	—	(9)	—
Exchange of 1,542,533 Operating Partnership units for 6,170,132 common shares	62	(62)	—	—	—	—	—	—
Common dividends ($.41 per share)	—	—	(37,589)	—	(37,589)	—	—	(37,589)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(2,782)	—	(2,782)
Balance, June 30, 2012	$935	$758,381	$(279,657)	$1,405	$481,064	$27,386	$6,802	$515,252

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$421,895
Net income	—	—	18,820	—	18,820	2,839	21,659
Other comprehensive loss	—	—	—	(101)	(101)	(16)	(117)
Compensation under Incentive Award Plan	—	3,618	—	—	3,618	—	3,618
Grant of 312,400 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—
Issuance of 4,500 common shares upon exercise of options	—	43	—	—	43	—	43
Adjustment for noncontrolling interests in Operating Partnership	—	(261)	—	—	(261)	261	—
Common dividends ($.3938 per share)	—	—	(32,009)	—	(32,009)	—	(32,009)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(4,776)	(4,776)
Balance, June 30, 2011	$813	$607,756	$(253,213)	$1,683	$357,039	$53,274	$410,313

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2012		2011
OPERATING ACTIVITIES
Net income	$21,292		$21,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,438		35,823
Amortization of deferred financing costs	1,146		948
Equity in losses of unconsolidated joint ventures	2,319		796
Share-based compensation expense	5,797		3,618
Amortization of debt (premiums) and discounts, net	(499)		45
Distributions of cumulative earnings from unconsolidated joint ventures	466		156
Net accretion of market rent rate adjustments	(430)		(357)
Straight-line rent adjustments	(1,789)		(2,033)
Changes in other assets and liabilities:
Other assets	3,956		4,295
Accounts payable and accrued expenses	113		(5,081)
Net cash provided by operating activities	82,809		59,869
INVESTING ACTIVITIES
Additions to rental property	(19,945)		(30,031)
Acquisition of rental property	—		(134,000)
Additions to investments in unconsolidated joint ventures	(46,893)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	310		444
Increases in escrow deposits	—		(13,089)
Net proceeds from sale of real estate	—		724
Additions to deferred lease costs	(2,531)		(6,166)
Net cash used in investing activities	(69,059)		(182,118)
FINANCING ACTIVITIES
Cash dividends paid	(37,589)		(32,009)
Distributions to noncontrolling interests in Operating Partnership	(2,782)		(4,776)
Proceeds from debt issuances	432,732		306,850
Repayments of debt	(399,864)		(135,030)
Additions to deferred financing costs	(2,527)		(149)
Proceeds from exercise of options	241		43
Net cash (used in) provided by financing activities	(9,789)		134,929
Net increase in cash and cash equivalents	3,961		12,680
Cash and cash equivalents, beginning of period	7,894		5,758
Cash and cash equivalents, end of period	$11,855		$18,438
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,787,050	1,764,494
Construction in progress	—	3,549
	1,935,052	1,916,045
Accumulated depreciation	(547,167)	(512,485)
Total rental property, net	1,387,885	1,403,560
Cash and cash equivalents	11,723	7,866
Investments in unconsolidated joint ventures, net	72,394	28,481
Deferred lease costs and other intangibles, net	109,850	120,636
Deferred debt origination costs, net	10,219	8,861
Prepaids and other assets	49,950	52,059
Total assets	$1,642,021	$1,621,463
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,104 and $2,237, respectively)	$547,896	$547,763
Unsecured term loans (net of discount of $620 and $692, respectively)	259,380	9,308
Mortgages payable (including premiums of $6,902 and $7,434, respectively)	109,583	111,379
Unsecured lines of credit	141,224	357,092
Total debt	1,058,083	1,025,542
Construction trade payables	14,746	13,656
Accounts payable and accrued expenses	37,657	37,405
Other liabilities	16,283	16,428
Total liabilities	1,126,769	1,093,031
Commitments and contingencies
Equity
Partners' Equity
General partner	4,781	4,972
Limited partners	502,345	515,154
Accumulated other comprehensive income	1,324	1,463
Total partners' equity	508,450	521,589
Noncontrolling interests in consolidated partnerships	6,802	6,843
Total equity	515,252	528,432
Total liabilities and equity	$1,642,021	$1,621,463
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended, June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Base rentals	$58,583	$48,393	$115,802	$94,612
Percentage rentals	1,618	1,137	3,362	2,528
Expense reimbursements	24,989	20,616	48,465	41,821
Other income	2,145	1,955	3,949	3,879
Total revenues	87,335	72,101	171,578	142,840
Expenses
Property operating	27,977	23,765	54,065	47,873
General and administrative	8,699	7,185	18,719	13,952
Acquisition costs	—	974	—	1,541
Abandoned development costs	—	—	—	158
Depreciation and amortization	24,923	17,858	50,438	35,823
Total expenses	61,599	49,782	123,222	99,347
Operating income	25,736	22,319	48,356	43,493
Interest expense	12,411	10,713	24,745	21,038
Income before equity in losses of unconsolidated joint ventures	13,325	11,606	23,611	22,455
Equity in losses of unconsolidated joint ventures	(867)	(764)	(2,319)	(796)
Net income	12,458	10,842	21,292	21,659
Noncontrolling interests in consolidated partnerships	25	—	32	—
Net income available to partners	12,483	10,842	21,324	21,659
Net income available to limited partners	12,355	10,731	21,105	21,437
Net income available to general partner	$128	$111	$219	$222

Basic earnings per common unit:
Net income	$0.50	$0.46	$0.86	$0.92
Diluted earnings per common unit:
Net income	$0.50	$0.46	$0.85	$0.91

Distribution paid per common unit	0.8400	0.8000	1.6400	1.5752
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$12,458	$10,842	$21,292	$21,659
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(87)	(82)	(173)	(163)
Foreign currency translation adjustments	39	—	34	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	—	46
Other comprehensive loss	(48)	(82)	(139)	(117)
Comprehensive income	12,410	10,760	21,153	21,542
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	25	—	32	—
Comprehensive income attributable to the Operating Partnership	$12,435	$10,760	$21,185	$21,542
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	219	21,105	—	21,324	(32)	21,292
Other comprehensive loss	—	—	(139)	(139)	—	(139)
Compensation under Incentive Award Plan	—	5,797	—	5,797	—	5,797
Issuance of 5,050 common units upon exercise of options	—	241	—	241	—	241
Adjustments for noncontrolling interests in consolidated partnerships	—	9	—	9	(9)	—
Common distributions ($1.64 per unit)	(410)	(39,961)	—	(40,371)	—	(40,371)
Balance, June 30, 2012	$4,781	$502,345	$1,324	$508,450	$6,802	$515,252

	General partner	Limited partners	Accumulated other comprehensive income	Total equity
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895
Net income	222	21,437	—	21,659
Other comprehensive loss	—	—	(117)	(117)
Compensation under Incentive Award Plan	—	3,618	—	3,618
Issuance of 1,125 common units upon exercise of options	—	43	—	43
Common distributions ($1.575 per unit)	(373)	(36,412)	—	(36,785)
Balance, June 30, 2011	5,070	403,612	1,631	410,313
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$21,292	$21,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,438	35,823
Amortization of deferred financing costs	1,146	948
Equity in losses of unconsolidated joint ventures	2,319	796
Equity-based compensation expense	5,797	3,618
Amortization of debt (premiums) and discounts, net	(499)	45
Distributions of cumulative earnings from unconsolidated joint ventures	466	156
Net accretion of market rent rate adjustments	(430)	(357)
Straight-line rent adjustments	(1,789)	(2,033)
Changes in other assets and liabilities:
Other assets	3,854	4,256
Accounts payable and accrued expenses	111	(5,027)
Net cash provided by operating activities	82,705	59,884
INVESTING ACTIVITIES
Additions to rental property	(19,945)	(30,031)
Acquisition of rental property	—	(134,000)
Additions to investments in unconsolidated joint ventures	(46,893)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	310	444
Increase in escrow deposits	—	(13,089)
Net proceeds from the sale of real estate	—	724
Additions to deferred lease costs	(2,531)	(6,166)
Net cash used in investing activities	(69,059)	(182,118)
FINANCING ACTIVITIES
Cash distributions paid	(40,371)	(36,785)
Proceeds from debt issuances	432,732	306,850
Repayments of debt	(399,864)	(135,030)
Additions to deferred financing costs	(2,527)	(149)
Proceeds from exercise of options	241	43
Net cash (used in) provided by financing activities	(9,789)	134,929
Net increase in cash and cash equivalents	3,857	12,695
Cash and cash equivalents, beginning of period	7,866	5,671
Cash and cash equivalents, end of period	$11,723	$18,366
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2012, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. We also had partial ownership interests in 3 outlet centers totaling approximately 1.2 million square feet, including one outlet center in Ontario, Canada.
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

3. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of June 30, 2012 and December 31, 2011 aggregated $72.4 million and $28.5 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At June 30, 2012, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,976	$4.1	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.8
Galveston/Houston	Texas City, Texas	50.0%	—	21.0	—
National Harbor	Washington D.C. Metro Area	50.0%	—	0.9	—
RioCan Canada	Various	50.0%	155,522	24.0	—
Westgate	Phoenix, Arizona	58.0%	—	18.3	—
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,086	3.9	24.3
Other		50.0%	—	0.2	—
Total				$72.4	$273.0
These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as discussed below.
Management, leasing and marketing fees earned from services provided to our unconsolidated joint ventures were recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fee:
Management and leasing	$474	$469	$953	$973
Marketing	47	44	100	88
Total Fees	$521	$513	$1,053	$1,061
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

Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center located in Deer Park, NY for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, in June 2012 the joint venture reduced the outstanding principal balance by $500,000 to $1.8 million and entered into a loan forbearance agreement with the lender whereby the lender agreed that it will not enforce its rights under the loan until the forbearance termination date of October 1, 2012 unless extended. Additional interest expense accrues at a rate of Prime + 5.5% less the amount paid. During this time, the joint venture committed to continue making monthly debt service payments pursuant to the forbearance and the loan agreement at a pay rate of LIBOR + 1.85%, to maintain the property, and to list the property for sale. In June 2012, the joint venture recorded an impairment charge of approximately $420,000 to lower the basis of the warehouse to its estimated fair market value.
Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, TX. We expect the center to be completed in time for a grand opening on October 19, 2012 and to feature over 85 brand name and designer outlet stores in the first phase of approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of June 30, 2012, we have contributed $20.6 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 350,000 square feet. The project is currently in the pre-development phase and in December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and our partner will jointly provide site development and construction supervision services to the joint venture.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan is providing development and property management services to this existing outlet center and we are providing leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.3 million.

Westgate, Glendale, Arizona

On May 4, 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February 2012. Situated on 38-acres, the outlet center is located on Loop 101 and Glendale Avenue in Western Phoenix. We currently expect this center to be completed in time for a November 15, 2012 grand opening and will have approximately 80 brand name and designer outlet stores in the first phase which will contain approximately 330,000 square feet. As of June 30, 2012, we have contributed $18.1 million in cash to the joint venture to fund development activities. We are providing property management, construction supervision, leasing and marketing services to the joint venture.

On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $43.8 million (our share $25.4 million), which carries an interest rate of LIBOR + 1.75%. As of June 30, 2012 the balance on the loan was zero and no draws were made during the second quarter of 2012.

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Westgate and Deer Park joint ventures are Variable Interest Entities ("VIEs") and all of our other joint ventures are not VIEs. Westgate is considered a VIE because the voting rights are disproportionate to the economic interests. Deer Park is considered a VIE because it does not meet the criteria of the members having a sufficient equity investment at risk. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

After making the determination that Westgate and Deer Park were VIEs, we performed an assessment to determine if we would be considered the primary beneficiary and thus be required to consolidate their balance sheets and results of operations. This assessment was based upon whether we had the following:

a.	The power to direct the activities of the VIE that most significantly impact the entity's economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE

Based on the provisions of the operating, development, leasing, and management agreements of Westgate and Deer Park, we determined that neither member has the power to direct the significant activities that affect the economic performance of Westgate or Deer Park.

We have determined that the partners at both Westgate and Deer Park share power in the decisions that most significantly impact the respective joint ventures, and therefore we are not required to consolidate Westgate or Deer Park. Our equity method investments in Westgate and Deer Park as of June 30, 2012 were approximately $18.3 million and $4.1 million, respectively. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Deer Park.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of June 30, 2012	As of December 31, 2011
Assets
Investment properties at cost, net	$338,144	$332,822
Construction in progress	66,263	11,276
Assets held for sale (1)	1,800	—
Cash and cash equivalents	16,855	7,582
Deferred lease costs, net	13,514	14,815
Deferred debt origination costs, net	6,566	7,566
Prepaids and other assets	16,386	11,687
Total assets	$459,528	$385,748
Liabilities and Owners' Equity
Mortgages payable	$273,034	$303,230
Construction trade payables	23,135	2,669
Accounts payable and other liabilities	25,641	27,246
Total liabilities	321,810	333,145
Owners' equity	137,718	52,603
Total liabilities and owners' equity	$459,528	$385,748
(1) Assets related to our Deer Park Warehouse joint venture, which is currently for sale.

	Three Months Ended		Six Months Ended
Summary Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2012	2011	2012	2011
Revenues	$11,606	$9,752	$23,264	$19,314
Expenses
Property operating	5,083	4,473	9,974	8,574
General and administrative	237	(131)	400	56
Acquisition costs	—	—	704	—
Abandoned development costs	436	—	1,310	—
Impairment charge	420	—	420	—
Depreciation and amortization	4,300	3,627	8,908	7,238
Total expenses	10,476	7,969	21,716	15,868
Operating income	1,130	1,783	1,548	3,446
Interest expense	3,598	4,126	7,427	5,929
Net loss	$(2,468)	$(2,343)	$(5,879)	$(2,483)

The Company and Operating Partnership's share of:
Net loss	$(867)	$(764)	$(2,319)	$(796)
Depreciation and impairment charge (real estate related)	$1,793	$1,336	$3,608	$2,642

4. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of June 30, 2012 and December 31, 2011, the Operating Partnership had amounts outstanding on these lines totaling $141.2 million and $357.1 million, respectively.
The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.
5. Debt of the Operating Partnership
The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2012		December 31, 2011
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	(368)	$250,000	$(417)
Senior notes	6.125%	June 2020	300,000	(1,736)	300,000	(1,820)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021- December 2026	53,030	4,697	53,826	4,894
Ocean City	5.24%	January 2016	18,705	331	18,867	375
Hershey	5.17%-8.00%	August 2015	30,946	1,874	31,252	2,165
Note payable (1)	1.50%	June 2016	10,000	(620)	10,000	(692)
Unsecured term loan (2)	LIBOR + 1.80%	February 2019	250,000	—	—	—
Unsecured lines of credit (3)	LIBOR + 1.25%	November 2015	141,224	—	357,092	—
			$1,053,905	$4,178	$1,021,037	$4,505

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	Our term loan is pre-payable without penalty beginning in February of 2015.

(3)
We have the option to extend the lines for an additional one year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

2012 Transactions
On February 24, 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our current credit ratings, the loan has an interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

Debt Maturities
Maturities of the existing long-term debt as of June 30, 2012 are as follows (in thousands):

Calendar Year	Amount
2012	$1,298
2013	4,633
2014	3,599
2015	423,563
2016	30,279
Thereafter	590,533
Subtotal	1,053,905
Net premiums	4,178
Total	$1,058,083

6. Shareholders' Equity of the Company

Throughout the first six months of 2012, various Family Limited Partners exchanged a total of 1,542,533 Operating Partnership units for 6,170,132 common shares of the Company. After the above described exchanges, the Family Limited Partners owned 1,330,440 Operating Partnership units which were exchangeable for 5,321,760 common shares of the Company.

7. Partners' Equity of the Operating Partnership
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit of partnership interest to the Company for every four common shares issued. The ownership interests of the Operating Partnership consisted of the following:

	As of	As of
	June 30, 2012	December 31, 2011
Common units:
General partner	250,000	250,000
Limited partners	24,451,437	24,304,887
Total common units	24,701,437	24,554,887

8. Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership owned by Family Limited Partners, as discussed in Note 1, and interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Family Limited Partners are holders of Operating Partnership units that may be exchanged for the Company's common shares in a ratio of one unit for four common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

As discussed in Note 6, various Family Limited Partners exchanged a total of 1,542,533 Operating Partnership units for 6,170,132 common shares of the Company. Therefore, the Company recorded an increase to additional paid-in capital of $32.3 million during the first six months of 2012 related to these exchanges. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Tanger Factory Outlet Centers, Inc.	$11,717	$9,422	$19,845	$18,820
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	4,151	(228)	32,329	(261)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$15,868	$9,194	$52,174	$18,559
1) In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of changes in the Company's ownership of the Operating Partnership in connection with the Company's issuance of common shares upon exercise of options, share-based compensation and the issuance of common shares upon exchange of Operating Partnership units by Family Limited Partners.

9. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first three months of 2012, the Company's Board of Directors approved grants of 346,000 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards was $29.50 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.
In addition, the Board of Directors approved the grant of 225,000 restricted common shares with a grant date fair value of $25.44 to Steven B. Tanger, our President and Chief Executive Officer, under the terms of his amended and restated Employment Agreement (the "Employment Agreement") signed on February 28, 2012. Under the terms of the Employment Agreement, the Company granted Mr. Tanger the following: 45,000 fully-vested common shares; 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and the Company achieving certain minimum total returns to shareholders.
We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted common shares (1)	$1,864	$1,266	$4,714	$2,533
Notional unit performance awards	490	507	979	1,013
Options	52	47	104	72
Total share-based compensation	$2,406	$1,820	$5,797	$3,618
(1) For the six months ended June 30, 2012, includes approximately $1.3 million of compensation expense related to 45,000 shares that vested immediately upon grant related to the Employment Agreement described above.

The following table summarizes information related to unvested restricted common shares outstanding as of June 30, 2012:

Unvested Restricted Common Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2011	791,337	$20.93
Granted	571,000	27.90
Vested	(273,800)	21.44
Forfeited	(5,000)	29.50
Unvested at June 30, 2012	1,083,537	$24.43

The total value of restricted common shares vested during the six months ended June 30, 2012 and June 30, 2011 was $7.9 million and $5.5 million, respectively.
As of June 30, 2012, there was $29.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.
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
We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Restricted units (1)	2012	2011	2012	2011
Restricted units (1)	$1,864	$1,266	$4,714	$2,533
Notional unit performance awards	490	507	979	1,013
Options	52	47	104	72
Total equity-based compensation	$2,406	$1,820	$5,797	$3,618
(1) For the six months ended June 30, 2012, includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately pursuant to the Employment Agreement as described in footnote 9.

The following table summarizes information related to unvested restricted units outstanding as of June 30, 2012:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2011	197,834	$83.70
Granted	142,750	111.60
Vested	(68,450)	85.75
Forfeited	(1,250)	118.00
Unvested at June 30, 2012	270,884	$93.73

The total value of restricted units vested during the six months ended June 30, 2012 and June 30, 2011 was $7.9 million and $5.5 million, respectively.
As of June 30, 2012, there was $29.4 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.
11. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$11,717	$9,422	$19,845	$18,820
Less allocation of earnings to participating securities	(209)	(165)	(367)	(357)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$11,508	$9,257	$19,478	$18,463
Denominator
Basic weighted average common shares	91,717	80,483	90,694	80,418
Effect of notional units	1,014	416	1,007	416
Effect of senior exchangeable notes	—	131	—	131
Effect of outstanding options	85	74	74	74
Diluted weighted average common shares	92,816	81,104	91,775	81,039
Basic earnings per common share:
Net income	$0.13	$0.11	$0.21	$0.23
Diluted earnings per common share:
Net income	$0.12	$0.11	$0.21	$0.23
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per share. There were no outstanding senior, exchangeable notes as of June 30, 2012.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended June 30, 2012 and 2011, 172,100 and 185,000 options, respectively, were excluded from the computation. For the six months ended June 30, 2012 and 2011, 172,200 and 185,000 options, respectively, were excluded from the computation. The assumed exchange of the partnership units held by the Family Limited Partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of the unvested restricted common share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards based on dividends declared and the unvested restricted common shares' participation rights in undistributed earnings.

12. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ending June 30,
	2012	2011	2012	2011
Numerator
Net income attributable to partners of the Operating Partnership	$12,483	$10,842	$21,324	$21,659
Less allocation of earnings to participating securities	(209)	(165)	(367)	(357)
Net income available to common unitholders of the Operating Partnership	$12,274	$10,677	$20,957	$21,302
Denominator
Basic weighted average common units	24,428	23,154	24,405	23,138
Effect of notional units	254	104	252	104
Effect of senior exchangeable notes	—	32	—	32
Effect of outstanding options	21	19	19	19
Diluted weighted average common units	24,703	23,309	24,676	23,293
Basic earnings per common unit:
Net income	$0.50	$0.46	$0.86	$0.92
Diluted earnings per common unit:
Net income	$0.50	$0.46	$0.85	$0.91
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per common share. There were no outstanding senior, exchangeable notes as of June 30, 2012.

The computation of diluted earnings per unit excludes units that would be issued upon the exercise of options to purchase the Company's common shares when the exercise price is greater than the average market price of the Company's common shares for the period. For the three months ended June 30, 2012 and 2011, 43,025 and 46,250 units, respectively, which would be issued upon the exercise of outstanding options, were excluded from the computation. For the six months ended June 30, 2012 and 2011, 43,050 and 46,250 units, respectively, which would be issued upon the exercise of outstanding options, were excluded from the computation.
Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units' participation rights in undistributed earnings.

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of June 30, 2012 or December 31, 2011.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured terms loans, secured mortgages and unsecured lines of credit, at June 30, 2012 and December 31, 2011, was $1.1 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

14. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2012 and 2011 amounted to $14.7 million and $27.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2012 with the three and six months ended June 30, 2011. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors listed there through June 30, 2012.
General Overview

At June 30, 2012 , we had 36 consolidated outlet centers in 24 states totaling 10.7 million square feet. The table below details our development and acquisition activities that significantly impacted our results of operations and liquidity from January 1, 2011 to June 30, 2012.

Center	Date Acquired/Open	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of January 1, 2011			9,190	31	21
Redevelopments:
Hilton Head I, SC	March 31, 2011		177	1	—
Acquisitions:
Jeffersonville, OH	June 28, 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 15, 2011	$200.3	689	2	2
Hershey, PA (2)	September 30, 2011	$49.8	247	1	—
Other			33	—	—
As of June 30, 2012			10,746	36	24
(1) Substantially all of the economic interests in Phase I & II of Atlantic City Outlets The Walk and Ocean City were purchased on July 15, 2011, and substantially all of the economic interest in Phase III of Atlantic City Outlets The Walk was purchased on November 1, 2011.

(2) Excludes a $6.2 million loan to the noncontrolling interest holder collateralized by their ownership interest in the property.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2012. Except as noted, all properties are fee owned.

Location	Square	%
Consolidated Properties	Feet	Occupied
Riverhead, New York (1)	729,736	100
Rehoboth Beach, Delaware (1)	568,975	99
Foley, Alabama	557,228	97
Atlantic City, New Jersey (1)	489,762	97
San Marcos, Texas	441,929	100
Myrtle Beach Hwy 501, South Carolina	425,247	99
Sevierville, Tennessee (1)	419,038	99
Jeffersonville, Ohio	406,969	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Washington, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	96
Howell, Michigan	324,632	94
Locust Grove, Georgia	321,070	99
Mebane, North Carolina	318,910	100
Branson, Missouri	302,922	97
Park City, Utah	298,379	100
Westbrook, Connecticut	289,950	97
Gonzales, Louisiana	282,403	100
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	97
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,448	100
Tilton, New Hampshire	245,698	99
Hilton Head II, South Carolina	206,529	100
Ocean City, Maryland (1)	199,243	89
Fort Myers, Florida	198,877	89
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	100
Blowing Rock, North Carolina	104,154	97
Nags Head, North Carolina	82,229	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,745,748	98
Unconsolidated Joint Ventures
Deer Park, New York (2)	771,229	91
Wisconsin Dells, Wisconsin	265,086	99
Cookstown, Ontario	155,522	91

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed :

	Six months ended June 30, 2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	92	319,000	$31.91	$41.64	8.77	$27.16
Renewal	242	1,189,000	$21.74	$—	4.60	$21.74

	Six months ended June 30, 2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	132	469,000	$28.26	$34.86	8.33	$24.08
Renewal	241	1,192,000	$20.85	$1.70	4.89	$20.50
(1) Net average straight-line rentals is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annual straight-line rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

NET INCOME

Net income increased $1.6 million in the 2012 period to $12.5 million as compared to $10.8 million for the 2011 period. The increase in net income was a result of a $15.2 million increase in operating revenues partially offset by a $4.2 million increase in operating expenses, a $1.5 million increase in general and administrative expenses, a $7.1 million increase in depreciation and amortization and $1.7 million in higher interest costs. In addition, the 2011 period included approximately $1.0 million in acquisition costs. No acquisition costs were incurred in the 2012 period.

BASE RENTALS

Base rentals increased $10.2 million, or 21%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Change
Existing property base rentals	$49,413	$47,256	$2,157
Base rentals from new developments	989	789	200
Base rentals from acquisitions	7,826	101	7,725
Termination fees	200	45	155
Amortization of net above and below market rent adjustments	155	202	(47)
	$58,583	$48,393	$10,190

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the first quarter of 2011, we completed the redevelopment and, on March 31, 2011, opened our 177,000 square foot outlet center in Hilton Head I, SC. The Hilton Head outlet center stabilized during the period from April 1, 2011 to June 30, 2012. Additionally, throughout 2011 we acquired a total of four outlet centers adding approximately 1.3 million square feet to our consolidated outlet center portfolio.

At June 30, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.0 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $481,000, or 42%, from the 2011 period to the 2012 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Change
Existing property percentage rentals	$1,351	$1,137	$214
Percentage rentals from new developments	40	—	40
Percentage rentals from acquisitions	227	—	227
	$1,618	$1,137	$481

The increase in percentage rentals is primarily related to new developments and acquisitions completed in the 2011 period. In addition, percentage rentals from existing properties increased 18.8% due to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended June 30, 2012 increased 3.9% to $375 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $4.4 million, or 21%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Change
Existing property expense reimbursements	$21,334	$20,345	$989
Expense reimbursements from new developments	368	235	133
Expense reimbursements from acquisitions	3,143	17	3,126
Termination fees allocated to expense reimbursements	144	19	125
	$24,989	$20,616	$4,373

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $190,000, or 10%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of other income (in thousands):

	2012	2011	Change
Existing property other income	$2,037	$1,933	$104
Other income from new developments	16	18	(2)
Other income from acquisitions	92	4	88
	$2,145	$1,955	$190
PROPERTY OPERATING EXPENSES

Property operating expenses increased $4.2 million, or 18%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Change
Existing property operating expenses	$23,480	$23,230	$250
Property operating expenses from new developments	430	509	(79)
Property operating expenses from acquisitions	4,067	26	4,041
	$27,977	$23,765	$4,212

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.5 million, or 21%, in the 2012 period compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. Also, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since July 1, 2011.

ACQUISITION COSTS

The 2011 period includes costs related to the acquisition of the properties described above in the "General Overview".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $7.1 million, or 40% , in the 2012 period compared to the 2011 period.  The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Change
Existing property depreciation and amortization	$17,146	$17,533	$(387)
Depreciation and amortization from new developments	520	325	195
Depreciation and amortization from acquisitions	7,257	—	7,257
	$24,923	$17,858	$7,065
Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio after April 1, 2011. The depreciation and amortization from acquisitions includes amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives.

INTEREST EXPENSE

Interest expense increased approximately $1.7 million, or 16%, in the 2012 period compared to the 2011 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $803.8 million for the 2011 period to approximately $1.0 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes. The increase from the higher debt outstanding was partially offset by lower interest rates on our unsecured lines of credit. These unsecured lines of credit were recast during the fourth quarter of 2011 resulting in the credit spread being reduced from 190 basis points to 125 basis points over LIBOR. In addition, in February 2012, we entered into a term loan for $250.0 million with a credit spread of 180 basis points over LIBOR.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES

Equity in losses of unconsolidated joint ventures increased approximately $103,000, or 13%, in the 2012 period compared to the 2011 period. Equity in losses of unconsolidated joint ventures for the 2012 period included an impairment charge at the Deer Park Warehouse joint venture of approximately $420,000, of which our one-third share was $140,000, to lower the basis of the warehouse to its estimated fair market value. The 2011 period included no impairment charges for any unconsolidated joint ventures. Additionally, the 2012 period included our portion of a write-off of pre-development costs related to the termination of an option contract to develop a center in Halton Hills, Ontario. These losses were partially offset by the incremental income from our Cookstown, Ontario outlet center, which we acquired through our RioCan joint venture in December 2011, and improvements in net income at our Deer Park joint venture from stronger leasing activities and lower interest expenses in 2012 compared to the 2011.

Comparison of the six months ended June 30, 2012 to the six months ended June, 2011

NET INCOME

Net income decreased $0.4 million in the 2012 period to $21.3 million as compared to $21.7 million for the 2011 period. The decrease in net income was a result of a $6.2 million increase in operating expenses, a $4.8 million increase in general and administrative expenses, a $14.6 million increase in depreciation and amortization, $3.7 million in higher interest costs and a $1.5 million higher loss from unconsolidated joint ventures partially offset by a $28.7 million increase in operating revenues. In addition, the 2011 period included approximately $1.5 million in acquisition costs. No acquisition costs were incurred in the 2012 period.

BASE RENTALS

Base rentals increased $21.2 million, or 22%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Change
Existing property base rentals	$97,514	$93,170	$4,344
Base rentals from new developments	1,918	773	1,145
Base rentals from acquisitions	15,677	101	15,576
Termination fees	367	211	156
Amortization of net above and below market rent adjustments	326	357	(31)
	$115,802	$94,612	$21,190

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the first quarter of 2011, we completed the redevelopment and, on March 31, 2011, opened our 177,000 square foot outlet center in Hilton Head I, SC. The Hilton Head outlet center stabilized during the period from April 1, 2011 to June 30, 2012. Additionally, throughout 2011 we acquired a total of four outlet centers adding approximately 1.3 million square feet to our consolidated outlet center portfolio.

At June 30, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.0 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $834,000, or 33%, from the 2011 period to the 2012 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Change
Existing property percentage rentals	$2,814	$2,528	$286
Percentage rentals from new developments	180	—	180
Percentage rentals from acquisitions	368	—	368
	$3,362	$2,528	$834

The increase in percentage rentals is primarily related to new developments and acquisitions completed in the 2011 period. In addition, percentage rentals from existing properties increased 11.3% due to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended June 30, 2012 increased 3.9% to $375 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $6.6 million, or 16%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Change
Existing property expense reimbursements	$41,323	$41,224	$99
Expense reimbursements from new developments	772	467	305
Expense reimbursements from acquisitions	6,097	17	6,080
Termination fees allocated to expense reimbursements	273	113	160
	$48,465	$41,821	$6,644

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $6.2 million, or 13%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Change
Existing property operating expenses	$45,521	$47,075	$(1,554)
Property operating expenses from new developments	870	772	98
Property operating expenses from acquisitions	7,674	26	7,648
	$54,065	$47,873	$6,192
Existing property operating expenses decreased in the 2012 period compared to the 2011 period as a result of a significant decrease in snow removal expenditures during the winter of 2012.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $4.8 million, or 34%, in the 2012 period compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. Also, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since July 1, 2011.

ACQUISITION COSTS

The 2011 period includes costs related to the acquisition of the properties described above in the "General Overview".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 14.6 million, or 41%, in the 2012 period compared to the 2011 period.  The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Change
Existing property depreciation and amortization	$34,408	$35,497	$(1,089)
Depreciation and amortization from new developments	1,027	326	701
Depreciation and amortization from acquisitions	15,003	—	15,003
	$50,438	$35,823	$14,615
Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio after July 1, 2011. The depreciation and amortization from acquisitions includes amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives.

INTEREST EXPENSE

Interest expense increased approximately $3.7 million, or 18%, in the 2012 period compared to the 2011 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $800.6 million for the 2011 period to approximately $1.0 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes.

The increase from the higher debt outstanding was partially offset by lower interest rates on our unsecured lines of credit. These facilities were recast during the fourth quarter of 2011 resulting in the credit spread being reduced from 190 basis points to 125 basis points over LIBOR. In addition, in February 2012, we entered into a term loan for $250.0 million with a credit spread of 180 basis points over LIBOR.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES

Equity in losses of unconsolidated joint ventures increased approximately $1.5 million in the 2012 period compared to the 2011 period. Equity in losses of unconsolidated joint ventures for the 2012 period included an impairment charge at the Deer Park Warehouse joint venture of approximately $420,000, of which our one-third share was $140,000, to lower the basis of the warehouse to its estimated fair market value. The 2011 period included no impairment charges for any unconsolidated joint ventures. Additionally, the 2012 period included our portion of acquisition costs related to the Cookstown, Ontario outlet center acquisition by our RioCan joint venture and a write-off of pre-development costs related to the termination of an option contract to develop a center in Halton Hills, Ontario. These losses were partially offset by the incremental income from the Cookstown outlet center and improvements in net income at our Deer Park joint venture from stronger leasing activities and lower interest expenses in 2012 compared to the 2011 period.

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
The Company is a well-known seasoned issuer with a shelf registration that expires in June 2015 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.
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
The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured lines of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company which will, in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.
For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares.
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
On July 5, 2012, the Company's Board of Directors declared a $.21 cash dividend per common share payable on August 15, 2012 to each shareholder of record on June 30, 2012, and caused an $.84 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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

Our strategy is to achieve a strong and flexible financial position by seeking to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our unsecured lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.

The following table sets forth our changes in cash flows (in thousands):

	Six months ended
	June 30,
	2012	2011	Change
Net cash provided by operating activities	$82,705	$59,884	$22,821
Net cash used in investing activities	(69,059)	(182,118)	113,059
Net cash (used in) provided by financing activities	(9,789)	134,929	(144,718)
Net increase in cash and cash equivalents	$3,857	$12,695	$(8,838)

Operating Activities

The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ; and Ocean City, MD centers to our portfolio throughout 2011. In addition, base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
Investing Activities
Cash flow used in investing activities was higher in the 2011 period compared to the 2012 period due primarily to the $134.0 million acquisition of the Jeffersonville, OH outlet center in late June 2011. The 2011 period also included approximately $9.3 million of capital expenditures for the completion of the redevelopment of the Hilton Head I, SC outlet center which opened in March 2011. The investing activities in the 2012 period were primarily related to additional investments in unconsolidated joint ventures, including $15.1 million to RioCan to retire mortgage debt associated with the Cookstown, ON property; $18.1 million to fund construction activities at the Tanger outlet center in Westgate, AZ and $12.8 million to fund construction activities at the Tanger outlet center in Texas City, TX.

Financing Activities

Cash provided by financing activities was higher in the 2011 period due to an increase in debt utilized to fund the acquisition and redevelopment activities described above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Capital expenditures analysis:
New center developments	$4,148	$1,466	$2,682
Center redevelopment	259	9,338	(9,079)
Major center renovations	4,083	825	3,258
Second generation tenant allowances	8,716	8,422	294
Other capital expenditures	3,829	5,483	(1,654)
	21,035	25,534	(4,499)

Conversion from accrual to cash basis	(1,090)	4,497	(5,587)
Additions to rental property-cash basis	$19,945	$30,031	$(10,086)

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

POTENTIAL FUTURE DEVELOPMENTS

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona; Foxwoods Resort Casino in Mashantucket, Connecticut ("Foxwoods"); Toronto, Ontario and Ottawa, Ontario. The Ottawa and Toronto sites, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see discussion under the caption "RioCan Canadian Joint Venture" in the section titled "Off-Balance Sheet Arrangements"). The Foxwoods site, if developed will be undertaken by a joint venture which will be consolidated for financial reporting purposes. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

Financing Arrangements

At June 30, 2012, 90% of our outstanding debt consisted of unsecured borrowings and 87% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. Our unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

On February 24, 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our current credit ratings, the loan has an interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2015, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2012.

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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	47%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>135%	204%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of June 30, 2012 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,796	4.1	246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.8
Galveston/Houston	Texas City, TX	50.0%	—	21.0	—
National Harbor	Washington D.C. Metro Area	50.0%	—	0.9	—
RioCan Canada	Various	50.0%	155,522	24.0	—
Westgate	Phoenix, Arizona	58.0%	—	18.3	—
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	3.9	24.3
Other		50.0%	—	0.2	—
Total				$72.4	$273.0
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of June 30, 2012 (in thousands):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$82,314	May 2014	LIBOR + 3.50% to 5.00%
Deer Park Warehouse	$614	May 2011 (1)	8.75%
Westgate	$—	June 2015	LIBOR + 1.75%
Wisconsin Dells	$12,125	December 2012	LIBOR + 3.00%

(1)
The Deer Park Warehouse mortgage did not qualify for the associated one-year extension option which was exercisable in May 2011. See "Deer Park Warehouse, Long Island, New York" in this section for further discussion.

Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center in Deer Park, NY for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one-year extension option. As a result, in June 2012 the joint venture reduced the outstanding principal balance by $500,000 to $1.8 million and entered into a loan forbearance agreement with the lender whereby the lender agreed that it will not enforce its rights under the loan until the forbearance termination date of October 1, 2012 unless extended. Additional interest expense accrues at a rate of Prime + 5.5% less the amount paid. During this time, the joint venture committed to continue making monthly debt service payments pursuant to the forbearance and the loan agreement at a pay rate of LIBOR + 1.85%, to maintain the property, and to list the property for sale. In June 2012, the joint venture recorded an impairment charge of approximately $420,000 to lower the basis of the warehouse to its estimated fair market value.

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture with Simon Property Group, Inc. for the development of a Tanger Outlet Center south of Houston in Texas City, TX. We expect the center to be completed in time for a grand opening on October 19, 2012 and to feature over 85 brand name and designer outlet stores in the first phase of approximately 350,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of June 30, 2012, we have contributed $20.6 million in cash to the joint venture to fund development activities. We will provide property management and marketing services to the center; and with our partner, will jointly provide development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture with The Peterson Companies for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 350,000 square feet. The project is currently in the pre-development phase and in December 2011, both parties each made initial equity contributions of $850,000 to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and The Peterson Companies will jointly provide site development and construction supervision services to the joint venture.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan is providing development and property management services to this existing outlet center and we are providing leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.3 million.

Westgate, Glendale, Arizona

On May 4, 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February 2012. Situated on 38-acres, the outlet center will be located on Loop 101 and Glendale Avenue in Western Phoenix.  We currently expect this center to be completed in time for a November 15, 2012 grand opening and will have approximately 80 brand name and designer outlet stores in the first phase which will contain approximately 330,000 square feet. As of June 30, 2012, we have contributed $18.1 million in cash to the joint venture to fund development activities. We will provide property management, construction supervision, leasing and marketing services to the joint venture.

On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $43.8 million (our share $25.4 million), which carries an interest rate of LIBOR + 1.75%. As of June 30, 2012 the balance on the loan was zero and no draws were made during the second quarter of 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our 2011 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2012.

RELATED PARTY TRANSACTIONS
Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fee:
Management and leasing	$474	$469	$953	$973
Marketing	47	44	100	88
Total Fees	$521	$513	$1,053	$1,061

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
Below is a reconciliation of net income to FFO (in thousands, except per share and per unit data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
FUNDS FROM OPERATIONS
Net income	$12,458	$10,842	$21,292	$21,659
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	24,710	17,686	50,011	35,493
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,653	1,336	3,468	2,642
Impairment charge - unconsolidated joint ventures	140	—	140	—
Funds from operations (FFO)	38,961	29,864	74,911	59,794
FFO attributable to noncontrolling interests in other consolidated partnerships	16	—	14	—
Allocation of FFO to participating securities	(391)	(264)	(698)	(572)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$38,586	$29,600	$74,227	$59,222
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	98,812	93,237	98,702	93,172
Funds from operations per share	$0.39	$0.32	$0.75	$0.64
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,703	23,309	24,676	23,293
Funds from operations per unit	$1.56	$1.27	$3.01	$2.54

(1)	Includes the dilutive effect of options and senior exchangeable notes.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$38,961	$29,864	$74,911	$59,794
Adjusted for non-core items:
Acquisition costs	—	974	—	1,541
Abandoned development costs	—	—	—	158
AFFO adjustments from unconsolidated joint ventures (1)	206	—	892	—
Adjusted funds from operations (AFFO)	39,167	30,838	75,803	61,493
FFO attributable to noncontrolling interests in other consolidated partnerships	16	—	14	—
Allocation of AFFO to participating securities	(393)	(272)	(707)	(588)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$38,790	$30,566	$75,110	$60,905
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,812	93,237	98,702	93,172
Adjusted funds from operations per share	$0.39	$0.33	$0.76	$0.65
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,703	23,309	24,676	23,293
Adjusted funds from operations per unit	$1.57	$1.31	$3.04	$2.61

(1)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt.

(2)	Includes the dilutive effect of options and senior exchangeable notes.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to same center net operating income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconsolidated joint ventures	$13,325	$11,606	$23,611	$22,455
Interest expense	12,411	10,713	24,745	21,038
Operating income	25,736	22,319	48,356	43,493
Adjusted to exclude:
Depreciation and amortization	24,923	17,858	50,438	35,823
Abandoned development costs	—	—	—	158
Acquisition costs	—	974	—	1,541
General and administrative expenses	8,699	7,185	18,719	13,952
Property net operating income	59,358	48,336	117,513	94,967
Less: non-cash adjustments and termination rents (1)	(1,790)	(1,540)	(3,714)	(2,785)
Property net operating income - cash basis	57,568	46,796	113,799	92,182
Less: non-same center and other NOI	(10,370)	(2,682)	(20,675)	(5,085)
Total same center NOI - cash basis	$47,198	$44,114	$93,124	$87,097
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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2012, we had approximately 1.6 million square feet, or 15%, of our consolidated portfolio coming up for renewal during 2012. During the first six months of 2012, we renewed approximately 1.2 million square feet of this space at a 15% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 319,000 square feet at a 55% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of June 30, 2012 and 2011, respectively, occupancy at our consolidated centers was 98%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2012, we were not a party to any interest rate protection agreements.
As of June 30, 2012, approximately 37% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.9 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at June 30, 2012 and December 31, 2011 was $1.1 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. A 1% increase from prevailing interest rates at June 30, 2012 and December 31, 2011 would result in a decrease in fair value of total debt of approximately $35.6 million and $37.5 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
Based on the most recent evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
3.1
Articles of amendment to amended and restated articles of incorporation of Tanger Factory Outlet Centers, Inc., dated May 24, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

3.2
By-laws of Tanger Factory Outlet Centers, Inc. restated to reflect all amendments through May 18, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

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

10.3*
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited). (In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 8, 2012

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions
3.1
Articles of amendment to amended and restated articles of incorporation of Tanger Factory Outlet Centers, Inc., dated May 24, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

3.2
By-laws of Tanger Factory Outlet Centers, Inc. restated to reflect all amendments through May 18, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

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

10.3*
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.