Form 10-Q
period 2012-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2012-11-08
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 31, 2012, there were 93,907,284 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of September 30, 2012, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,473,147 units of the Operating Partnership and the Family Limited Partners collectively owned 1,230,490 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on January 24, 2011 and December 28, 2004, respectively, the exchange ratio was one for one.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,793,963	1,764,494
Construction in progress	—	3,549
	1,941,965	1,916,045
Accumulated depreciation	(565,521)	(512,485)
Total rental property, net	1,376,444	1,403,560
Cash and cash equivalents	9,511	7,894
Investments in unconsolidated joint ventures, net	82,676	28,481
Deferred lease costs and other intangibles, net	104,496	120,636
Deferred debt origination costs, net	9,619	8,861
Prepaids and other assets	56,211	52,383
Total assets	$1,638,957	$1,621,815
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,036 and $2,237, respectively)	$547,964	$547,763
Unsecured term loans (net of discount of $584 and $692, respectively)	259,416	9,308
Mortgages payable (including premiums of $6,631 and $7,434, respectively)	108,672	111,379
Unsecured lines of credit	136,769	357,092
Total debt	1,052,821	1,025,542
Construction trade payables	10,525	13,656
Accounts payable and accrued expenses	46,087	37,757
Other liabilities	16,429	16,428
Total liabilities	1,125,862	1,093,383
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 93,892,588 and 86,727,656 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	939	867
Paid in capital	762,821	720,073
Accumulated distributions in excess of net income	(283,943)	(261,913)
Accumulated other comprehensive income	1,252	1,535
Equity attributable to Tanger Factory Outlet Centers, Inc.	481,069	460,562
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	25,218	61,027
Noncontrolling interests in other consolidated partnerships	6,808	6,843
Total equity	513,095	528,432
Total liabilities and equity	$1,638,957	$1,621,815

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Base rentals	$59,662	$55,018	$175,464	$149,630
Percentage rentals	3,180	2,684	6,542	5,212
Expense reimbursements	24,646	22,973	73,111	64,794
Other income	2,995	2,568	6,944	6,447
Total revenues	90,483	83,243	262,061	226,083
Expenses
Property operating	27,614	25,181	81,679	73,054
General and administrative	9,018	7,943	27,737	21,895
Acquisition costs	—	978	—	2,519
Abandoned development costs	—	—	—	158
Depreciation and amortization	24,809	22,964	75,247	58,787
Total expenses	61,441	57,066	184,663	156,413
Operating income	29,042	26,177	77,398	69,670
Interest expense	12,317	11,958	37,062	32,996
Income before equity in losses of unconsolidated joint ventures	16,725	14,219	40,336	36,674
Equity in losses of unconsolidated joint ventures	(555)	(27)	(2,874)	(823)
Net income	16,170	14,192	37,462	35,851
Noncontrolling interests in Operating Partnership	(836)	(1,730)	(2,315)	(4,569)
Noncontrolling interests in other consolidated partnerships	(7)	2	25	2
Net income attributable to Tanger Factory Outlet Centers, Inc.	$15,327	$12,464	$35,172	$31,284

Basic earnings per common share:
Net income	$0.16	$0.14	$0.38	$0.38
Diluted earnings per common share:
Net income	$0.16	$0.14	$0.37	$0.37

Dividends paid per common share	$0.2100	$0.2000	$0.6200	$0.5938
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$16,170	$14,192	$37,462	$35,851
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(88)	(83)	(261)	(246)
Foreign currency translation adjustments	(73)	(107)	(39)	(107)
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	—	46
Other comprehensive loss	(161)	(190)	(300)	(307)
Comprehensive income	16,009	14,002	37,162	35,544
Comprehensive income attributable to noncontrolling interests	(835)	(1,705)	(2,273)	(4,528)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$15,174	$12,297	$34,889	$31,016
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$—	$421,895
Net income	—	—	44,641	—	44,641	6,356	(8)	50,989
Other comprehensive loss	—	—	—	(249)	(249)	(36)	—	(285)
Compensation under Incentive Award Plan	—	7,291	—	—	7,291	—	—	7,291
Issuance of 4,600,000 common shares, net of issuance costs of $670,000	46	117,329	—	—	117,375	—	—	117,375
Issuance of 36,500 common shares upon exercise of options	—	353	—	—	353	—	—	353
Grant of 317,400 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(9,242)	—	—	(9,242)	9,242	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(6)	—	—	(6)	—	6,851	6,845
Exchange of 160,332 Operating Partnership units for 641,328 common shares	7	(7)	—	—	—	—	—	—
Issuance of 136,360 common shares upon exchange of exchangeable notes	1	(1)	—	—	—	—	—	—
Common dividends ($0.7938 per share)	—	—	(66,530)	—	(66,530)	—	—	(66,530)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	(9,501)	—	(9,501)
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	35,172	—	35,172	2,315	(25)	37,462
Other comprehensive loss	—	—	—	(283)	(283)	(17)	—	(300)
Compensation under Incentive Award Plan	—	8,231	—	—	8,231	—	—	8,231
Issuance of 29,000 common shares upon exercise of options	—	372	—	—	372	—	—	372

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except share and per share data, unaudited) (Continued)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	34,207	—	—	34,207	(34,207)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	10	—	—	10	—	(10)	—
Exchange of 1,642,483 Operating Partnership units for 6,569,932 common shares	66	(66)	—	—	—	—	—	—
Common dividends ($.62 per share)	—	—	(57,202)	—	(57,202)	—	—	(57,202)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(3,900)	—	(3,900)
Balance, September 30, 2012	$939	$762,821	$(283,943)	$1,252	$481,069	$25,218	$6,808	$513,095

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$37,462	$35,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,247	58,787
Amortization of deferred financing costs	1,722	1,540
Equity in losses of unconsolidated joint ventures	2,874	823
Share-based compensation expense	8,231	5,458
Amortization of debt (premiums) and discounts, net	(753)	(54)
Distributions of cumulative earnings from unconsolidated joint ventures	740	315
Net accretion of market rent rate adjustments	(489)	(278)
Straight-line rent adjustments	(2,866)	(3,041)
Changes in other assets and liabilities:
Other assets	(1,336)	(6,377)
Accounts payable and accrued expenses	8,331	11,786
Net cash provided by operating activities	129,163	104,810
INVESTING ACTIVITIES
Additions to rental property	(31,157)	(44,911)
Acquisition of rental property	—	(262,488)
Additions to investments in unconsolidated joint ventures	(57,810)	(5,424)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	336	585
Increases in escrow deposits	—	(1,500)
Net proceeds from sale of real estate	—	723
Additions to deferred lease costs	(3,430)	(9,570)
Net cash used in investing activities	(92,061)	(322,585)
FINANCING ACTIVITIES
Cash dividends paid	(57,202)	(49,192)
Distributions to noncontrolling interests in Operating Partnership	(3,900)	(7,203)
Proceeds from issuance of common shares	—	117,539
Proceeds from debt issuances	491,477	485,350
Repayments of debt	(463,705)	(330,566)
Additions to deferred financing costs	(2,527)	(289)
Proceeds from exercise of options	372	72
Net cash (used in) provided by financing activities	(35,485)	215,711
Net increase in cash and cash equivalents	1,617	(2,064)
Cash and cash equivalents, beginning of period	7,894	5,758
Cash and cash equivalents, end of period	$9,511	$3,694
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,793,963	1,764,494
Construction in progress	—	3,549
	1,941,965	1,916,045
Accumulated depreciation	(565,521)	(512,485)
Total rental property, net	1,376,444	1,403,560
Cash and cash equivalents	9,504	7,866
Investments in unconsolidated joint ventures, net	82,676	28,481
Deferred lease costs and other intangibles, net	104,496	120,636
Deferred debt origination costs, net	9,619	8,861
Prepaids and other assets	55,825	52,059
Total assets	$1,638,564	$1,621,463
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $2,036 and $2,237, respectively)	$547,964	$547,763
Unsecured term loans (net of discount of $584 and $692, respectively)	259,416	9,308
Mortgages payable (including premiums of $6,631 and $7,434, respectively)	108,672	111,379
Unsecured lines of credit	136,769	357,092
Total debt	1,052,821	1,025,542
Construction trade payables	10,525	13,656
Accounts payable and accrued expenses	45,694	37,405
Other liabilities	16,429	16,428
Total liabilities	1,125,469	1,093,031
Commitments and contingencies
Equity
Partners' Equity
General partner	4,736	4,972
Limited partners	500,388	515,154
Accumulated other comprehensive income	1,163	1,463
Total partners' equity	506,287	521,589
Noncontrolling interests in consolidated partnerships	6,808	6,843
Total equity	513,095	528,432
Total liabilities and equity	$1,638,564	$1,621,463
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Base rentals	$59,662	$55,018	$175,464	$149,630
Percentage rentals	3,180	2,684	6,542	5,212
Expense reimbursements	24,646	22,973	73,111	64,794
Other income	2,995	2,568	6,944	6,447
Total revenues	90,483	83,243	262,061	226,083
Expenses
Property operating	27,614	25,181	81,679	73,054
General and administrative	9,018	7,943	27,737	21,895
Acquisition costs	—	978	—	2,519
Abandoned development costs	—	—	—	158
Depreciation and amortization	24,809	22,964	75,247	58,787
Total expenses	61,441	57,066	184,663	156,413
Operating income	29,042	26,177	77,398	69,670
Interest expense	12,317	11,958	37,062	32,996
Income before equity in losses of unconsolidated joint ventures	16,725	14,219	40,336	36,674
Equity in losses of unconsolidated joint ventures	(555)	(27)	(2,874)	(823)
Net income	16,170	14,192	37,462	35,851
Noncontrolling interests in consolidated partnerships	(7)	2	25	2
Net income available to partners	16,163	14,194	37,487	35,853
Net income available to limited partners	15,998	14,048	37,103	35,485
Net income available to general partner	$165	$146	$384	$368

Basic earnings per common unit:
Net income	$0.65	$0.58	$1.51	$1.50
Diluted earnings per common unit:
Net income	$0.65	$0.57	$1.50	$1.49

Distribution paid per common unit	$0.8400	$0.8000	$2.4800	$2.3750
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$16,170	$14,192	$37,462	$35,851
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(88)	(83)	(261)	(246)
Foreign currency translation adjustments	(73)	(107)	(39)	(107)
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	—	46
Other comprehensive loss	(161)	(190)	(300)	(307)
Comprehensive income	16,009	14,002	37,162	35,544
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(7)	—	25	—
Comprehensive income attributable to the Operating Partnership	$16,002	$14,002	$37,187	$35,544
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895	$—	$421,895
Net income	524	50,473	—	50,997	(8)	50,989
Other comprehensive loss	—	—	(285)	(285)	—	(285)
Compensation under Incentive Award Plan	—	7,291	—	7,291	—	7,291
Issuance of 13,000 general partner common units and 1,137,000 limited partner common units, net of issuance costs of $670,000	—	117,375	—	117,375	—	117,375
Issuance of 9,125 common units upon exercise of options	—	353	—	353	—	353
Grant of 79,350 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(6)	—	(6)	6,851	6,845
Common distributions ($3.175 per unit)	(773)	(75,258)	—	(76,031)	—	(76,031)
Balance, December 31, 2011	4,972	515,154	1,463	521,589	6,843	528,432
Net income	384	37,103	—	37,487	(25)	37,462
Other comprehensive loss	—	—	(300)	(300)	—	(300)
Compensation under Incentive Award Plan	—	8,231	—	8,231	—	8,231
Issuance of 7,250 common units upon exercise of options	—	372	—	372	—	372
Grant of 141,500 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	10	—	10	(10)	—
Common distributions ($2.48 per unit)	(620)	(60,482)	—	(61,102)	—	(61,102)
Balance, September 30, 2012	$4,736	$500,388	$1,163	$506,287	$6,808	$513,095

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$37,462	$35,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,247	58,787
Amortization of deferred financing costs	1,722	1,540
Equity in losses of unconsolidated joint ventures	2,874	823
Equity-based compensation expense	8,231	5,458
Amortization of debt (premiums) and discounts, net	(753)	(54)
Distributions of cumulative earnings from unconsolidated joint ventures	740	315
Net accretion of market rent rate adjustments	(489)	(278)
Straight-line rent adjustments	(2,866)	(3,041)
Changes in other assets and liabilities:
Other assets	(1,274)	(6,460)
Accounts payable and accrued expenses	8,290	11,888
Net cash provided by operating activities	129,184	104,829
INVESTING ACTIVITIES
Additions to rental property	(31,157)	(44,911)
Acquisition of rental property	—	(262,488)
Additions to investments in unconsolidated joint ventures	(57,810)	(5,424)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	336	585
Increase in escrow deposits	—	(1,500)
Net proceeds from the sale of real estate	—	723
Additions to deferred lease costs	(3,430)	(9,570)
Net cash used in investing activities	(92,061)	(322,585)
FINANCING ACTIVITIES
Cash distributions paid	(61,102)	(56,395)
Contributions from partners	—	117,539
Proceeds from debt issuances	491,477	485,350
Repayments of debt	(463,705)	(330,566)
Additions to deferred financing costs	(2,527)	(289)
Proceeds from exercise of options	372	72
Net cash (used in) provided by financing activities	(35,485)	215,711
Net increase in cash and cash equivalents	1,638	(2,045)
Cash and cash equivalents, beginning of period	7,866	5,671
Cash and cash equivalents, end of period	$9,504	$3,626
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2012, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. We also had partial ownership interests in 3 outlet centers totaling approximately 1.2 million square feet, including one outlet center in Ontario, Canada.
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

3. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of September 30, 2012 and December 31, 2011 aggregated $82.7 million and $28.5 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At September 30, 2012, we were members of the following unconsolidated real estate joint ventures:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.5	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.8
Galveston/Houston (1)	Texas City, Texas	50.0%	352,705	28.5	—
National Harbor	Washington D.C. Metro Area	50.0%	—	1.2	—
RioCan Canada	Various	50.0%	155,522	25.9	—
Westgate	Glendale, Arizona	58.0%	—	19.5	15.9
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,086	3.9	24.3
Other			—	0.2	—
Total				$82.7	$288.9
(1) Outlet center opened on October 19, 2012.
Management, leasing and marketing fees earned from services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fee:
Management and leasing	$571	$716	$1,524	$1,689
Marketing	61	37	161	125
Total Fees	$632	$753	$1,685	$1,814
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

Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center located in Deer Park, NY for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one year extension option. As a result, on June 1, 2012 the joint venture reduced the outstanding principal balance by $500,000 to $1.8 million and entered into a Loan Forbearance Agreement with the lender whereby the lender agreed that it would not enforce its rights under the loan documents until the trigger date of October 1, 2012 unless extended. Extension of the trigger date was contingent among other things upon delivering a fully executed contract to sell the property to an unaffiliated third-party purchaser. Although the joint venture did not meet all of the requirements for extending the trigger date, it has delivered a fully executed contract to sell the property which has been approved by the lender. Through closing, the joint venture is committed to make monthly debt service payments at an interest rate of LIBOR + 1.85%. Additional interest accrues at a rate of Prime + 5.5% less the amount paid.
Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, TX. The center grand opening occurred on October 19, 2012 and featured over 85 brand name and designer outlet stores in the first phase of approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of September 30, 2012, we and our partner had each contributed $27.8 million in cash to the joint venture to fund development activities. The joint venture's remaining commitments to complete construction of the outlet center amounted to approximately $17.0 million at September 30, 2012. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 350,000 square feet. The project is currently in the pre-development phase and both parties have made initial equity contributions of $1.2 million to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and our partner will jointly provide site development and construction supervision services to the joint venture.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan is providing development and property management services to this existing outlet center and we are providing leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund our portion of the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.3 million.

Westgate, Glendale, Arizona

On May 4, 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February 2012. Situated on 38-acres, the outlet center is located on Loop 101 and Glendale Avenue in Western Phoenix. We currently expect this center to be completed in time for a November 15, 2012 grand opening and will have approximately 80 brand name and designer outlet stores in the first phase which will contain approximately 330,000 square feet. As of September 30, 2012, we had contributed $19.4 million in cash to the joint venture to fund development activities. The joint venture's remaining commitments to complete construction of the outlet center amounted to approximately $17.6 million at September 30, 2012. We are providing property management, construction supervision, leasing and marketing services to the joint venture.

On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $43.8 million, which carries an interest rate of LIBOR + 1.75%. As of September 30, 2012, the joint venture's balance on the loan was $15.9 million.

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

Based on the provisions of the operating, development, leasing, and management agreements of Westgate and Deer Park, we determined that neither member has the power to direct the significant activities that affect the economic performance of the ventures and therefore, we are not required to consolidate Westgate or Deer Park. Our equity method investments in Westgate and Deer Park as of September 30, 2012 were approximately $19.5 million and $3.5 million, respectively. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Deer Park.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of September 30, 2012	As of December 31, 2011
Assets
Land	$78,531	$77,864
Buildings, improvements and fixtures	295,593	288,934
Construction in progress, including land	113,169	23,545
	487,293	390,343
Accumulated depreciation	(57,067)	(46,245)
Total rental property, net	430,226	344,098
Assets held for sale (1)	1,821	—
Cash and cash equivalents	10,778	7,582
Deferred lease costs, net	13,586	14,815
Deferred debt origination costs, net	5,773	7,566
Prepaids and other assets	21,396	11,687
Total assets	$483,580	$385,748
Liabilities and Owners' Equity
Mortgages payable	$288,978	$303,230
Construction trade payables	14,506	2,669
Accounts payable and other liabilities	26,125	27,246
Total liabilities	329,609	333,145
Owners' equity	153,971	52,603
Total liabilities and owners' equity	$483,580	$385,748
(1) Assets related to our Deer Park Warehouse joint venture, which is currently under contract to be sold.

	Three months ended		Nine months ended
Summary Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2012	2011	2012	2011
Revenues	$11,985	$9,488	$35,249	$28,802
Expenses
Property operating	5,521	4,718	15,495	13,292
General and administrative	365	58	765	114
Acquisition costs	—	—	704	—
Abandoned development costs	—	—	1,390	—
Impairment charge	—	—	420	—
Depreciation and amortization	4,283	3,534	13,191	10,772
Total expenses	10,169	8,310	31,965	24,178
Operating income	1,816	1,178	3,284	4,624
Interest expense	3,540	1,381	10,967	7,310
Net loss	$(1,724)	$(203)	$(7,683)	$(2,686)

The Company and Operating Partnership's share of:
Net loss	$(555)	$(27)	$(2,874)	$(823)
Depreciation and impairment charge (real estate related)	$1,641	$1,280	$5,249	$3,922

4. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of September 30, 2012 and December 31, 2011, the Operating Partnership had amounts outstanding on these lines totaling $136.8 million and $357.1 million, respectively.
The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011, which at September 30, 2012 had a balance of $18.3 million including the debt premium.
5. Debt of the Operating Partnership
The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2012		December 31, 2011
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(343)	$250,000	$(417)
Senior notes	6.125%	June 2020	300,000	(1,693)	300,000	(1,820)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021- December 2026	52,624	4,596	53,826	4,894
Ocean City	5.24%	January 2016	18,625	308	18,867	375
Hershey	5.17%-8.00%	August 2015	30,792	1,727	31,252	2,165
Note payable (1)	1.50%	June 2016	10,000	(584)	10,000	(692)
Unsecured term loan (2)	LIBOR + 1.80%	February 2019	250,000	—	—	—
Unsecured lines of credit (3)	LIBOR + 1.25%	November 2015	136,769	—	357,092	—
			$1,048,810	$4,011	$1,021,037	$4,505

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	Our term loan is pre-payable without penalty beginning in February of 2015.

(3)
We have the option to extend the lines for one additional year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

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

Debt Maturities
Maturities of the existing long-term debt as of September 30, 2012 are as follows (in thousands):

Calendar Year	Amount
2012	$657
2013	4,633
2014	3,600
2015	419,108
2016	30,279
Thereafter	590,533
Subtotal	1,048,810
Net premiums	4,011
Total	$1,052,821

6. Shareholders' Equity of the Company

Throughout the first nine months of 2012, various Family Limited Partners exchanged a total of 1,642,483 Operating Partnership units for 6,569,932 common shares of the Company. After the above described exchanges, the Family Limited Partners owned 1,230,490 Operating Partnership units which were exchangeable for 4,921,960 common shares of the Company.

7. Partners' Equity of the Operating Partnership
The ownership interests of the Operating Partnership consisted of the following:

	As of	As of
	September 30, 2012	December 31, 2011
Common units:
General partner	250,000	250,000
Limited partners	24,453,637	24,304,887
Total common units	24,703,637	24,554,887

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit of partnership interest to the Company for every four common shares issued.

8. Noncontrolling Interests
Noncontrolling interests relate to the interests in the Operating Partnership owned by Family Limited Partners, as discussed in Note 1, and interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Family Limited Partners are holders of Operating Partnership units that may be exchanged for the Company's common shares in a ratio of one unit for four common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the partnerships.

As discussed in Note 6, various Family Limited Partners exchanged during the first nine months of 2012 a total of 1,642,483 Operating Partnership units for 6,569,932 common shares of the Company. Therefore, the Company recorded an increase to additional paid-in capital of $34.2 million during the first nine months of 2012 related to these exchanges. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to Tanger Factory Outlet Centers, Inc.	$15,327	$12,464	$35,172	$31,284
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	1,878	(8,792)	34,207	(9,053)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$17,205	$3,672	$69,379	$22,231
1) In 2012 and 2011, adjustments of the noncontrolling interest were made as a result of increases in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon exercise of options, share-based compensation and the issuance of common shares upon exchange of Operating Partnership units by Family Limited Partners.

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
We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Restricted common shares (1)	$1,886	$1,410	$6,600	$3,942
Notional unit performance awards	495	377	1,475	1,390
Options	53	53	156	126
Total share-based compensation	$2,434	$1,840	$8,231	$5,458
(1) For the nine months ended September 30, 2012, includes approximately $1.3 million of compensation expense related to 45,000 shares that vested immediately upon grant related to the Employment Agreement described above.

The following table summarizes information related to unvested restricted common shares outstanding as of September 30, 2012:

Unvested Restricted Common Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2011	791,337	$20.93
Granted	571,000	27.90
Vested	(275,800)	21.44
Forfeited	(5,000)	29.50
Unvested at September 30, 2012	1,081,537	$24.43

The total value of restricted common shares vested during the nine months ended September 30, 2012 and September 30, 2011 was $8.0 million and $5.7 million, respectively.
As of September 30, 2012, there was $27.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.
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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Restricted units (1)	2012	2011	2012	2011
Restricted units (1)	$1,886	$1,410	$6,600	$3,942
Notional unit performance awards	495	377	1,475	1,390
Options	53	53	156	126
Total equity-based compensation	$2,434	$1,840	$8,231	$5,458
(1) For the nine months ended September 30, 2012, includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately pursuant to the Employment Agreement as described in footnote 9.

The following table summarizes information related to unvested restricted units outstanding as of September 30, 2012:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2011	197,834	$83.70
Granted	142,750	111.60
Vested	(68,950)	85.75
Forfeited	(1,250)	118.00
Unvested at September 30, 2012	270,384	$93.73

The total value of restricted units vested during the nine months ended September 30, 2012 and September 30, 2011, was $8.0 million and $5.7 million, respectively.
As of September 30, 2012, there was $27.0 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.
11. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$15,327	$12,464	$35,172	$31,284
Less allocation of earnings to participating securities	(209)	(164)	(576)	(521)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$15,118	$12,300	$34,596	$30,763
Denominator
Basic weighted average common shares	92,674	85,171	91,359	82,020
Effect of notional units	880	631	865	631
Effect of senior exchangeable notes	—	118	—	118
Effect of outstanding options	93	72	78	73
Diluted weighted average common shares	93,647	85,992	92,302	82,842
Basic earnings per common share:
Net income	$0.16	$0.14	$0.38	$0.38
Diluted earnings per common share:
Net income	$0.16	$0.14	$0.37	$0.37
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per share. There were no outstanding senior, exchangeable notes as of September 30, 2012.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended September 30, 2012, no options were excluded from the computation. For the three months ended September 30, 2011, 185,000 options were excluded from the computation. For the nine months ended September 30, 2012 and 2011, 167,800 and 185,000 options, respectively, were excluded from the computation. The assumed exchange of the partnership units held by the Family Limited Partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator
Net income attributable to partners of the Operating Partnership	$16,163	$14,194	$37,487	$35,853
Less allocation of earnings to participating securities	(209)	(164)	(576)	(521)
Net income available to common unitholders of the Operating Partnership	$15,954	$14,030	$36,911	$35,332
Denominator
Basic weighted average common units	24,432	24,248	24,414	23,512
Effect of notional units	220	158	216	158
Effect of senior exchangeable notes	—	29	—	29
Effect of outstanding options	23	18	20	18
Diluted weighted average common units	24,675	24,453	24,650	23,717
Basic earnings per common unit:
Net income	$0.65	$0.58	$1.51	$1.50
Diluted earnings per common unit:
Net income	$0.65	$0.57	$1.50	$1.49
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per common share. There were no outstanding senior, exchangeable notes as of September 30, 2012.

The computation of diluted earnings per unit excludes units that would be issued upon the exercise of options to purchase the Company's common shares when the exercise price is greater than the average market price of the Company's common shares for the period. For the three months ended September 30, 2012 no units were excluded from the computation. For the three months ended September 30, 2011, 46,250 units, which would be issued upon the exercise of outstanding options, were excluded from the computation. For the nine months ended September 30, 2012 and 2011, 41,950 and 46,250 units, respectively, which would be issued upon the exercise of outstanding options, were excluded from the computation.
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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of September 30, 2012 or December 31, 2011.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured terms loans, secured mortgages and unsecured lines of credit, at September 30, 2012 and December 31, 2011, was $1.2 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

14. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2012 and 2011 amounted to $10.5 million and $19.3 million, respectively.

15. Subsequent Events

In November 2012, the RioCan Canadian joint venture acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. RioCan will provide development and property management services and we will provide leasing and marketing services. The purchase price includes the assumption of in place financing of $18.7 million at Les Factoreries St. Sauveur, which carries a weighted average interest rate of 5.7% and matures in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

Les Factoreries St. Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of St. Sauveur, Quebec. The property was built in 1980, and expanded in 2006, and is approximately 116,000 square feet with the potential to expand to approximately 131,000 square feet. This outlet center features many national brands such as, Nike, Tommy Hilfiger , Reebok, Guess, Jones New York, Naturalizer and Parasuco.

The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec. The property was built in 2004 and expanded through 2011, and is approximately 162,000 square feet with the potential to expand to approximately 251,000 square feet. This outlet center features many national brands such as, Point Zero, Tommy Hilfiger, Guess, Puma, Mexx, and Urban Planet. Bromont is located at the base of Mont Brome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2012 with the three and nine months ended September 30, 2011. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors listed there through September 30, 2012.
General Overview

At September 30, 2012 , we had 36 consolidated outlet centers in 24 states totaling 10.7 million square feet. The table below details our development and acquisition activities that significantly impacted our results of operations and liquidity from January 1, 2011 to September 30, 2012.

Center	Date Acquired/Open	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of January 1, 2011			9,190	31	21
Redevelopments:
Hilton Head I, SC	March 31, 2011		177	1	—
Acquisitions:
Jeffersonville, OH	June 28, 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 15, 2011	$200.3	689	2	2
Hershey, PA (2)	September 30, 2011	$49.8	247	1	—
Expansions:
Locust Grove, GA	Second quarter 2012		26	—	—
Other			(6)	—	—
As of September 30, 2012			10,733	36	24
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

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2012. Except as noted, all properties are fee owned.

Location	Square	%
Consolidated Properties	Feet	Occupied
Riverhead, New York (1)	729,734	99
Rehoboth Beach, Delaware (1)	568,975	100
Foley, Alabama	557,228	98
Atlantic City, New Jersey (1)	489,762	96
San Marcos, Texas	441,929	100
Myrtle Beach Hwy 501, South Carolina	425,247	99
Sevierville, Tennessee (1)	419,038	100
Jeffersonville, Ohio	406,830	100
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Washington, Pennsylvania	372,972	100
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	99
Howell, Michigan	324,632	96
Locust Grove, Georgia	321,070	100
Mebane, North Carolina	318,910	100
Branson, Missouri	302,922	99
Park City, Utah	298,391	100
Westbrook, Connecticut	289,898	99
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,212	98
Gonzales, Louisiana	270,208	100
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	91
Hershey, Pennsylvania	247,448	99
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,529	100
Ocean City, Maryland (1)	199,243	93
Fort Myers, Florida	198,877	93
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	100
Blowing Rock, North Carolina	104,154	97
Nags Head, North Carolina	82,161	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,733,304	99
Unconsolidated Joint Ventures
Deer Park, New York (2)	771,234	92
Wisconsin Dells, Wisconsin	265,086	98
Cookstown, Ontario	155,522	100

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Includes a 29,253 square foot warehouse adjacent to the shopping center.

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed :

	Nine months ended September 30, 2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	130	440,000	$31.54	$42.59	8.55	$26.56
Renewal	277	1,358,000	$21.56	$—	4.60	$21.56

	Nine months ended September 30, 2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	147	521,000	$28.49	$34.29	8.21	$24.31
Renewal	272	1,324,000	$20.83	$1.47	4.79	$20.52
(1) Net average straight-line rentals is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annual straight-line rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

NET INCOME

Net income increased $2.0 million in the 2012 period to $16.2 million as compared to $14.2 million for the 2011 period. The increase in net income was a result of a $7.2 million increase in operating revenues partially offset by a $2.4 million increase in operating expenses, a $1.1 million increase in general and administrative expenses, a $1.8 million increase in depreciation and amortization, $359,000 in higher interest costs and a $528,000 higher loss from unconsolidated joint ventures. In addition, the 2011 period included approximately $1.0 million in acquisition costs. No acquisition costs were incurred in the 2012 period.

BASE RENTALS

Base rentals increased $4.6 million, or 8%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Change
Existing property base rentals	$51,827	$49,343	$2,484
Base rentals from acquisitions	7,640	5,584	2,056
Termination fees	22	38	(16)
Amortization of net above and below market rent adjustments	173	53	120
	$59,662	$55,018	$4,644

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces. Additionally, throughout 2011 we acquired a total of four outlet centers adding approximately 1.3 million square feet to our consolidated outlet center portfolio.

At September 30, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.2 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $496,000, or 18%, from the 2011 period to the 2012 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Change
Existing property percentage rentals	$2,629	$2,424	$205
Percentage rentals from acquisitions	551	260	291
	$3,180	$2,684	$496

The increase in percentage rentals is partially related to the new developments and acquisitions completed in the 2011 period. In addition, percentage rentals from existing properties increased 8% due to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2012 increased 5% to $381 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $1.7 million, or 7%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Change
Existing property expense reimbursements	$22,017	$20,990	$1,027
Expense reimbursements from acquisitions	2,624	1,967	657
Termination fees allocated to expense reimbursements	5	16	(11)
	$24,646	$22,973	$1,673

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $427,000, or 17%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of other income (in thousands):

	2012	2011	Change
Existing property other income	$2,861	$2,508	$353
Other income from acquisitions	134	60	74
	$2,995	$2,568	$427
PROPERTY OPERATING EXPENSES

Property operating expenses increased $2.4 million, or 10%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Change
Existing property operating expenses	$24,211	$23,299	$912
Property operating expenses from acquisitions	3,403	1,882	1,521
	$27,614	$25,181	$2,433

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.1 million, or 14%, in the 2012 period compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. Also, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since October 1, 2011.

ACQUISITION COSTS

The 2011 period includes costs related to the acquisition of the properties described above in the "General Overview".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1.8 million, or 8%, in the 2012 period compared to the 2011 period.  The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Change
Existing property depreciation and amortization	$17,703	$17,773	$(70)
Depreciation and amortization from acquisitions	7,106	5,191	1,915
	$24,809	$22,964	$1,845
Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio after July 1, 2011. The depreciation and amortization from acquisitions includes amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives.

INTEREST EXPENSE

Interest expense increased approximately $359,000, or 3%, in the 2012 period compared to the 2011 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $934.4 million for the 2011 period to approximately $1.1 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes. The increase in interest expense associated with the higher debt outstanding was partially offset by lower interest rates on our unsecured lines of credit. These unsecured lines of credit were recast during the fourth quarter of 2011 resulting in the credit spread being reduced from 190 basis points to 125 basis points over LIBOR. In addition, in February 2012, we entered into a term loan for $250.0 million with a credit spread of 180 basis points over LIBOR.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES

Equity in losses of unconsolidated joint ventures increased approximately $528,000 in the 2012 period compared to the 2011 period. The primary reason for the increase is that the 2011 period included a reversal of accrued default rate interest at Deer Park. In September 2011, the Deer Park joint venture partners signed non-binding term sheets with the administrative agent bank of the lender group for a three year extension on the senior and mezzanine loans from the original maturity date. Upon the signing of the term sheets, the default rate interest was waived and interest at the new stated rates of LIBOR plus 3.50% and LIBOR plus 5.00%, respectively, were recorded from the original maturity date.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

NET INCOME

Net income increased $1.6 million in the 2012 period to $37.5 million as compared to $35.9 million for the 2011 period. The increase in net income was a result of a $36.0 million increase in operating revenues offset by a $8.6 million increase in operating expenses, a $5.8 million increase in general and administrative expenses, a $16.5 million increase in depreciation and amortization, $4.1 million in higher interest costs and a $2.1 million higher loss from unconsolidated joint ventures. In addition, the 2011 period included approximately $2.5 million in acquisition costs and $158,000 in abandoned development costs. No acquisition costs were incurred in the 2012 period.

BASE RENTALS

Base rentals increased $25.8 million, or 17%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Change
Existing property base rentals	$148,321	$141,596	$6,725
Base rentals from new developments	2,939	1,690	1,249
Base rentals from acquisitions	22,495	5,685	16,810
Termination fees	880	249	631
Amortization of net above and below market rent adjustments	829	410	419
	$175,464	$149,630	$25,834

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

At September 30, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.2 million. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $1.3 million, or 26%, from the 2011 period to the 2012 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Change
Existing property percentage rentals	$5,418	$4,941	$477
Percentage rentals from new developments	204	11	193
Percentage rentals from acquisitions	920	260	660
	$6,542	$5,212	$1,330

The increase in percentage rentals is partially related to new developments and acquisitions completed in the 2011 period. In addition, percentage rentals from existing properties increased 10% due to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2012 increased 5% to $381 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $8.3 million, or 13%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Change
Existing property expense reimbursements	$62,978	$61,775	$1,203
Expense reimbursements from new developments	1,236	907	329
Expense reimbursements from acquisitions	8,619	1,983	6,636
Termination fees allocated to expense reimbursements	278	129	149
	$73,111	$64,794	$8,317

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $497,000, or 8%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of other income (in thousands):

	2012	2011	Change
Existing property other income	$6,604	$6,320	$284
Other income from new developments	51	62	(11)
Other income from acquisitions	289	65	224
	$6,944	$6,447	$497

PROPERTY OPERATING EXPENSES

Property operating expenses increased $8.6 million, or 12%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Change
Existing property operating expenses	$69,789	$69,998	$(209)
Property operating expenses from new developments	1,389	1,148	241
Property operating expenses from acquisitions	10,501	1,908	8,593
	$81,679	$73,054	$8,625
Existing property operating expenses decreased in the 2012 period compared to the 2011 period as a result of a significant decrease in snow removal expenditures during the winter of 2012.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $5.8 million, or 27%, in the 2012 period compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. Also, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since October 1, 2011.

ACQUISITION COSTS

The 2011 period includes costs related to the acquisition of the properties described above in the "General Overview".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $16.5 million, or 28%, in the 2012 period compared to the 2011 period.  The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Change
Existing property depreciation and amortization	$51,577	$52,893	$(1,316)
Depreciation and amortization from new developments	1,561	703	858
Depreciation and amortization from acquisitions	22,109	5,191	16,918
	$75,247	$58,787	$16,460
Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio during the 2011 period. The depreciation and amortization from acquisitions includes amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives.

INTEREST EXPENSE

Interest expense increased approximately $4.1 million, or 12%, in the 2012 period compared to the 2011 period.  The primary reason for the increase in interest expense was the increase in the average amount of debt outstanding from approximately $848.4 million for the 2011 period to approximately $1.0 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes.

The increase in interest expense associated with the higher debt outstanding was partially offset by lower interest rates on our unsecured lines of credit. These facilities were recast during the fourth quarter of 2011 resulting in the credit spread being reduced from 190 basis points to 125 basis points over LIBOR. In addition, in February 2012, we entered into a term loan for $250.0 million with a credit spread of 180 basis points over LIBOR.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES

Equity in losses of unconsolidated joint ventures increased approximately $2.1 million in the 2012 period compared to the 2011 period. Equity in losses of unconsolidated joint ventures for the 2012 period included an impairment charge at the Deer Park Warehouse joint venture of approximately $420,000, of which our one-third share was $140,000, to lower the basis of the warehouse to its estimated fair market value. The 2011 period included no impairment charges for any unconsolidated joint ventures. The 2011 period also included a reversal of the accrued default rate interest at Deer Park. In September 2011, the Deer Park joint venture partners signed non-binding term sheets with the administrative agent bank of the lender group for a three year extension on the senior and mezzanine loans from the original maturity date. Upon the signing of the term sheets, the accrued default rate interest was waived and interest at the new stated rates of LIBOR plus 3.50% and LIBOR plus 5.00%, respectively, were recorded from the original maturity date.

Additionally, the 2012 period included our portion of acquisition costs related to the Cookstown, Ontario outlet center acquisition by our RioCan joint venture and a write-off of pre-development costs related to the termination of an option contract to develop a center in Halton Hills, Ontario. These losses were partially offset by the incremental income from the Cookstown outlet center and increases in net income at our Deer Park joint venture from higher occupancy rates and lower interest expenses in 2012 compared to the 2011 period.

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
On October 4, 2012, the Company's Board of Directors declared a $.21 cash dividend per common share payable on November 15, 2012 to each shareholder of record on October 30, 2012, and caused an $.84 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended
	September 30,
	2012	2011	Change
Net cash provided by operating activities	$129,184	$104,829	$24,355
Net cash used in investing activities	(92,061)	(322,585)	230,524
Net cash (used in) provided by financing activities	(35,485)	215,711	(251,196)
Net increase in cash and cash equivalents	$1,638	$(2,045)	$3,683

Operating Activities

The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Hilton Head I, SC; Jeffersonville, OH; Atlantic City, NJ; and Ocean City, MD centers to our portfolio throughout 2011. In addition, rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.
Investing Activities
Cash flow used in investing activities was higher in the 2011 period compared to the 2012 period due primarily to the $134.0 million acquisition of the Jeffersonville, OH outlet center in late June 2011. The 2011 period also included approximately $9.3 million of capital expenditures for the completion of the redevelopment of the Hilton Head I, SC outlet center which opened in March 2011. The investing activities in the 2012 period were primarily related to additional investments in unconsolidated joint ventures, including $15.1 million to RioCan to retire mortgage debt associated with the Cookstown, ON property; $19.4 million to fund construction activities at the Tanger outlet center in Glendale, AZ and $20.0 million to fund construction activities at the Tanger outlet center in Texas City, TX.

Financing Activities

Cash provided by financing activities was higher in the 2011 period due to an increase in debt utilized to fund the acquisition and redevelopment activities described above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30, 2012
	2012	2011	Change
Capital expenditures analysis:
New center developments	$3,783	$4,708	$(925)
Center redevelopment	249	9,723	(9,474)
Major center renovations	7,639	2,327	5,312
Second generation tenant allowances	10,013	9,274	739
Other capital expenditures	6,342	6,379	(37)
	28,026	32,411	(4,385)

Conversion from accrual to cash basis	3,131	12,500	(9,369)
Additions to rental property-cash basis	$31,157	$44,911	$(13,754)

•
New center development expenditures, which includes first generation tenant allowances, included Gonzales, Louisiana and Locust Grove, Georgia in the 2012 period. The 2011 period included Mebane, North Carolina, Charleston, South Carolina and Locust Grove, GA.

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

POTENTIAL FUTURE DEVELOPMENTS

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona; Charlotte, North Carolina; Foxwoods Resort Casino in Mashantucket, Connecticut ("Foxwoods"); Toronto, Ontario and Ottawa, Ontario. The Ottawa and Toronto sites, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see discussion under the caption "RioCan Canadian Joint Venture" in the section titled "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we typically use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources previously described.

UNCONSOLIDATED JOINT VENTURES

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Financing Arrangements

At September 30, 2012, 90% of our outstanding debt consisted of unsecured borrowings and 88% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. Our unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2015, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing credit facilities, ongoing negotiations with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2013.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders are made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured lines of credit or invested in short-term money market or other suitable instruments.

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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	46%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>135%	205%

Contractual Obligations

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

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of September 30, 2012 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.5	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.8
Galveston/Houston (1)	Texas City, TX	50.0%	352,705	28.5	—
National Harbor	Washington D.C. Metro Area	50.0%	—	1.2	—
RioCan Canada	Various	50.0%	155,522	25.9	—
Westgate	Glendale, Arizona	58.0%	—	19.5	15.9
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	3.9	24.3
Other			—	0.2	—
Total				$82.7	$288.9
(1) Outlet center opened on October 19, 2012.
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
The following table details our share of the debt maturities of the unconsolidated joint ventures as of September 30, 2012 (in millions):

Joint Venture	Our Portion of Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$82.3	May 2014	LIBOR + 3.50% to 5.00%
Deer Park Warehouse	$0.6	May 2011 (1)	8.75%
Westgate	$9.3	June 2015	LIBOR + 1.75%
Wisconsin Dells	$12.1	December 2012	LIBOR + 3.00%

(1)
The Deer Park Warehouse mortgage did not qualify for the associated one-year extension option which was exercisable in May 2011. See "Deer Park Warehouse, Long Island, New York" in this section for further discussion.

Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center located in Deer Park, NY for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one year extension option. As a result, on June 1, 2012 the joint venture reduced the outstanding principal balance by $500,000 to $1.8 million and entered into a Loan Forbearance Agreement with the lender whereby the lender agreed that it would not enforce its rights under the loan documents until the trigger date of October 1, 2012 unless extended. Extension of the trigger date was contingent among other things upon delivering a fully executed contract to sell the property to an unaffiliated third-party purchaser. Although the joint venture did not meet all of the requirements for extending the trigger date, it has delivered a fully executed contract to sell the property which has been approved by the lender. Through closing, the joint venture is committed to make monthly debt service payments at an interest rate of LIBOR + 1.85%. Additional interest accrues at a rate of Prime + 5.5% less the amount paid.

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, TX. The center grand opening occurred on October 19, 2012 and featured over 85 brand name and designer outlet stores in the first phase of approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. In July 2011, the joint venture acquired the land underlying the site for approximately $5.6 million. As of September 30, 2012, we and our partner had each contributed $27.8 million in cash to the joint venture to fund development activities. Currently, the joint venture has chosen not to put project financing on this outlet center, preferring at present to fund the joint venture with equal equity investments by both members. The joint venture's remaining commitments to complete construction of the outlet center amounted to approximately $17.0 million at September 30, 2012. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The resulting Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 350,000 square feet. The project is currently in the pre-development phase and both parties have made initial equity contributions of $1.2 million to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture. We and our partner will jointly provide site development and construction supervision services to the joint venture.

RioCan Canada

On December 9, 2011, the RioCan Canadian Joint Venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. RioCan is providing development and property management services to this existing outlet center and we are providing leasing and marketing services. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million which carried an interest rate of 5.10% and had an original maturity date of June 21, 2014. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund our portion of the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.3 million.

Westgate, Glendale, Arizona

On May 4, 2012, we closed on the formation of a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. Construction of the center began in February 2012. Situated on 38-acres, the outlet center is located on Loop 101 and Glendale Avenue in Western Phoenix. We currently expect this center to be completed in time for a November 15, 2012 grand opening and will have approximately 80 brand name and designer outlet stores in the first phase which will contain approximately 330,000 square feet. As of September 30, 2012, we had contributed $19.4 million in cash to the joint venture to fund development activities. The joint venture's remaining commitments to complete construction of the outlet center amounted to approximately $17.6 million at September 30, 2012. We are providing property management, construction supervision, leasing and marketing services to the joint venture.

On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $43.8 million, which carries an interest rate of LIBOR + 1.75%. As of September 30, 2012, the joint venture's balance on the loan was $15.9 million.

Wisconsin Dells, Wisconsin

During the third quarter of 2012, the joint venture executed a term sheet to refinance the joint venture's $24.3 million mortgage loan which has an initial maturity date of December 18, 2012. The refinanced interest-only, non-recourse mortgage loan is expected to have a 10 year term and carry an interest rate of LIBOR + 2.25%. The joint venture currently expects to close on the loan during the fourth quarter of 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our 2011 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2012.

RELATED PARTY TRANSACTIONS
Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fee:
Management and leasing	$571	$716	$1,524	$1,689
Marketing	61	37	161	125
Total Fees	$632	$753	$1,685	$1,814

SUPPLEMENTAL EARNINGS MEASURES
Funds From Operations

Funds From Operations ("FFO") represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization uniquely significant to real estate, impairment losses on depreciable real estate of consolidated real estate and after adjustments for unconsolidated partnerships and joint ventures, including depreciation and amortization, and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures.

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
Below is a reconciliation of net income to FFO (in thousands, except per share and per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
FUNDS FROM OPERATIONS
Net income	$16,170	$14,192	$37,462	$35,851
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	24,532	22,763	74,543	58,256
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	1,641	1,280	5,109	3,922
Impairment charge - unconsolidated joint ventures	—	—	140	—
Funds from operations (FFO)	42,343	38,235	117,254	98,029
FFO attributable to noncontrolling interests in other consolidated partnerships	(4)	(19)	10	(19)
Allocation of FFO to participating securities	(425)	(320)	(1,123)	(895)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$41,914	$37,896	$116,141	$97,115
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	98,699	97,811	98,599	94,869
Funds from operations per share	$0.42	$0.39	$1.18	$1.02
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,675	24,452	24,650	23,717
Funds from operations per unit	$1.70	$1.55	$4.71	$4.09

(1)	Includes the dilutive effect of options and senior exchangeable notes.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$42,343	$38,235	$117,254	$98,029
Adjusted for non-core items:
Acquisition costs	—	978	—	2,519
Abandoned development costs	—	—	—	158
AFFO adjustments from unconsolidated joint ventures (1)	—	—	892	—
Adjusted funds from operations (AFFO)	42,343	39,213	118,146	100,706
FFO attributable to noncontrolling interests in other consolidated partnerships	(4)	(19)	10	(19)
Allocation of AFFO to participating securities	(425)	(328)	(1,132)	(920)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$41,914	$38,866	$117,024	$99,767
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,699	97,811	98,599	94,869
Adjusted funds from operations per share	$0.42	$0.40	$1.19	$1.05
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,675	24,452	24,650	23,717
Adjusted funds from operations per unit	$1.70	$1.59	$4.75	$4.21

(1)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt.

(2)	Includes the dilutive effect of options and senior exchangeable notes.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to same center net operating income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconsolidated joint ventures	$16,725	$14,219	$40,336	$36,674
Interest expense	12,317	11,958	37,062	32,996
Operating income	29,042	26,177	77,398	69,670
Adjusted to exclude:
Depreciation and amortization	24,809	22,964	75,247	58,787
Abandoned development costs	—	—	—	158
Acquisition costs	—	978	—	2,519
General and administrative expenses	9,018	7,943	27,737	21,895
Property net operating income	62,869	58,062	180,382	153,029
Less: non-cash adjustments and termination rents (1)	(1,243)	(1,257)	(4,957)	(4,043)
Property net operating income - cash basis	61,626	56,805	175,425	148,986
Less: non-same center and other NOI	(11,220)	(9,073)	(31,894)	(14,156)
Total same center NOI - cash basis	$50,406	$47,732	$143,531	$134,830
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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2012, we had approximately 1.6 million square feet, or 15%, of our consolidated portfolio coming up for renewal during 2012. During the first nine months of 2012, we renewed approximately 1.4 million square feet of this space at a 14.7% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 440,000 square feet at a 53.9% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of September 30, 2012 and 2011, respectively, occupancy at our consolidated centers was 99% and 98%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2012, we were not a party to any interest rate protection agreements.
As of September 30, 2012, approximately 36% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.8 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at September 30, 2012 and December 31, 2011 was $1.2 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. A 1% increase from prevailing interest rates at September 30, 2012 and December 31, 2011 would result in a decrease in fair value of total debt of approximately $36.9 million and $37.5 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2012. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2012. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2012. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 8, 2012

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.