Form 10-K
period 2012-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2013-02-27
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $3,040,628,242 based on the closing price on the New York Stock Exchange for such shares on June 30, 2012.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2013 was 94,061,984.

Documents Incorporated By Reference
Part III incorporates certain information by reference from the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 17, 2013.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust, ("REIT"), which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership, held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership. As a result, each such individual beneficial owner became an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

As of December 31, 2012, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,515,346 units of the Operating Partnership and the Family Limited Partners collectively owned 1,190,466 units. Each unit held by Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on December 28, 2004 and January 24, 2011, respectively, the exchange ratio was one for one.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders' Equity and Partners' Equity;

•	Earnings Per Share and Earnings Per Unit;

•	Share-based Compensation of the Company and Equity-based Compensation of the Operating Partnership;

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2012, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. These outlet centers were 99% occupied and contained over 2,300 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

Our centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual Family Limited Partners. As a result, each such Family Limited Partner became an individual limited partner of the Operating Partnership.

As of December 31, 2012, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 23,515,346 units of the Operating Partnership and the Family Limited Partners owned the remaining 1,190,466 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

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

Recent Developments

Joint Venture Center Openings

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, Texas. The center grand opening occurred on October 19, 2012 and features over 85 brand name and designer outlet stores in the first phase of approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. As of December 31, 2012, we and our partner had each contributed $35.3 million in cash to the joint venture to fund development activities. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

Westgate, Glendale, Arizona

In May 2012, we formed a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. The center grand opening occurred on November 15, 2012 and features over 80 brand name and designer outlet stores in the first phase of approximately 332,000 square feet, with room for expansion for a total build out of approximately 410,000 square feet. As of December 31, 2012, we had contributed $19.4 million in cash to the joint venture to fund development activities. We are providing property management, construction supervision, leasing and marketing services to the joint venture. In June 2012, the joint venture closed on a construction loan with the ability to borrow up to $48.3 million, which carries an interest rate of LIBOR + 1.75%. As of December 31, 2012, the balance on the construction loan was $32.0 million.

Joint Venture Acquisitions

RioCan Canadian Joint Venture

In November 2012, through our 50/50 co-ownership agreement with RioCan Real Estate Investment Trust, we acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. RioCan is providing development and property management services and we are providing leasing and marketing services. The purchase price includes the assumption of mortgages totaling $18.7 million at Les Factoreries Saint-Sauveur, which carry a contractual, weighted average interest rate of 5.7% and mature in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

Les Factoreries St. Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec. The property was built in 1980, expanded in 2006, and contains approximately 116,000 square feet with the potential to expand to approximately 131,000 square feet. This outlet center features many national brands such as, Nike, Tommy Hilfiger, Reebok, Guess, Jones New York, Naturalizer and Parasuco.

The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec. The property was built in 2004, expanded through 2011, and contains approximately 163,000 square feet with the potential to expand to approximately 251,000 square feet. This outlet center features many national brands such as, Point Zero, Tommy Hilfiger, Guess, Puma, Mexx, and Urban Planet. Bromont is located at the base of Mont Brome.

Joint Venture Development Update

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. National Harbor includes restaurants, retail, office and residences, and a number of hotels including the Gaylord National Resort and Convention Center. The planned Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 340,000 square feet. In November 2012, the joint venture broke ground and began site development. Both parties have made initial equity contributions of $2.6 million to fund certain pre-development costs. In February 2013, the joint venture executed a term sheet for a three year construction loan with the ability to borrow up to $61.0 million, which carries an interest rate of LIBOR + 1.65%. The joint venture currently expects to close on the loan by the end of April 2013. We will provide property management, leasing and marketing services to the joint venture; and with our partner, will jointly provide site development and construction supervision services.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Charlotte, North Carolina; Columbus, Ohio; Foxwoods Resort Casino in Mashantucket, Connecticut; Scottsdale, Arizona; Toronto, Ontario and Ottawa, Ontario. The Charlotte and Columbus sites, if developed, will be undertaken by joint ventures formed with Simon Properties Group. The Ottawa and Toronto sites, if developed, will be undertaken by our RioCan joint venture (see discussion under the caption "RioCan Canadian Joint Venture" in the section titled "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we typically use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

Financing Transactions

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our $520.0 million unsecured lines of credit.

William G. Benton Appointed Non-Executive Chairman of the Board of Directors

Effective January 1, 2013, Jack Africk, a board member since 1993, resigned his position as Non-Executive Chairman of the Board of Directors but remains Chairman Emeritus and an active member of the Board of Directors. Also effective January 1, 2013, William G. Benton, who has also been a member of our Board since 1993, replaced Mr. Africk as Non-Executive Chairman of the Board of Directors and Thomas J. Reddin, a board member since 2010, replaced Mr. Benton as Chairman of the Audit Committee.

The Outlet Concept

Outlets are stores operated by manufacturers and brand name retailers that sell primarily first quality, branded products to consumers at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer advantages to manufacturers and brand name retailers as they are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, which enhance their profit potential. Outlet centers enable them to optimize the size of production runs while continuing to maintain control of their distribution channels.

We believe that outlet centers will continue to present attractive opportunities for capital investment in the long-term. We further believe, based upon our contacts with present and prospective tenants that many companies will continue to utilize the outlet concept as a profitable distribution vehicle. However, due to present economic conditions and the potential for increased competition from other developers announcing plans to develop outlet centers, new developments or expansions may not provide an initial return on investment as high as has been historically achieved.

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

Our outlet centers range in size from 24,619 to 729,734 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

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

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2012, 2011 or 2010. As of December 31, 2012, no single tenant accounted for more than 7.9% of our leasable square feet or 6.4% of our combined base and percentage rental revenues. Because our typical tenant is a large, national manufacturer, we generally do not experience any material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2012. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of our total revenues in 2012.

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

Steven B. Tanger joined the Company in 1986, and by June 1993, the Tangers had developed 17 centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of outlet centers in the United States and Canada.

Business Strategy

Our company has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices. We partner with many of the world's best known and most respected retailers and manufacturers. By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for well over a quarter century. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with approximately 400 brand name retailers and manufacturers.

We have had a solid track record of success in the outlet industry for the past 32 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2012, our consolidated outlet centers were 99% occupied with average tenant sales of $376 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development and operation of outlet centers.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing centers, renovating and expanding our mature centers and reaching new markets through ground-up developments or acquisitions of existing outlet centers. We expect new development to continue to be important to the growth of our portfolio in the long-term. Future centers may be wholly-owned by us or developed through joint venture arrangements.

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

Developing New Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 32 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2013.

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

We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. In addition, the number of entities competing to acquire or develop outlet centers has increased and may continue to increase in the future, which could increase demand for these outlet centers and the prices we must pay to acquire or develop them. Nevertheless, we believe the high barriers to entry in the outlet industry, including the need for extensive relationships with premier manufacturers and brand name retailers, will continue to minimize the number of new outlet centers developed each year.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters is located. In addition, we rent a regional office in New York City, New York to better service our principal fashion-related tenants, many of whom are based in and around that area.

We maintain offices and employ on-site managers at 38 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2013, we had 265 full-time employees, located at our corporate headquarters in North Carolina, our regional office in New York and 38 business offices. At that date, we also employed 277 part-time employees at various locations.

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

We intend to grow our business in part through acquisitions and new developments. We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. These competitors may succeed in acquiring or developing outlet centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing to acquire or develop outlet centers has increased and may continue to increase in the future, which could increase demand for these outlet centers and the prices we must pay to acquire or develop them. If we pay higher prices for outlet centers, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions. We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

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

We own partial interests in seven outlet centers with various joint venture partners. The approval or consent of the other members of these joint ventures is required before we may sell, finance, expand or make other significant changes in the operations of these properties. We also may not have control over certain major decisions, including approval of the annual operating budgets, selection or termination of the property management company, leasing and the timing and amount of distributions, which could result in decisions that do not fully reflect our interests. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing (for example, decisions as to whether to refinance or obtain financing, when and whether to pay down principal of any loan and whether and how to cure any defaults under loan documents) or other similar transactions with respect to such properties.

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

Risks Related to Cyber Security

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems. We use such systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business and to serve our customers timely. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments from the Commission for either the Company or the Operating Partnership.

Item 2.	Properties

As of February 1, 2013, our consolidated portfolio consisted of 36 outlet centers totaling 10.7 million square feet located in 24 states. We own interests in seven other outlet centers totaling approximately 2.2 million square feet through unconsolidated joint ventures, including three outlet centers in Canada. Our centers range in size from 24,619 to 729,734 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. No one property represents 10% or more of our consolidated total revenues for the year ended December 31, 2012 or 10% or more of our consolidated total assets as of December 31, 2012.

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

Of the 36 outlet centers in our consolidated portfolio, we own the land underlying 30 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the six centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	41.6	2086	2086
Riverhead, NY	47.0	2014	2039
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

Generally, our leases with our outlet center tenants typically have an initial term that ranges from 5 to 10 years and provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable center. As a result, the majority of our operating expenses for the centers are borne by the tenants.

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2013.

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,576,873	15
Pennsylvania	3	874,422	8
New York	1	729,734	7
Georgia	2	691,582	6
Texas	2	619,729	6
Delaware	1	568,975	5
Alabama	1	557,228	5
North Carolina	3	505,225	5
New Jersey	1	489,762	4
Michigan	2	437,222	4
Tennessee	1	419,038	4
Ohio	1	411,776	4
Missouri	1	302,922	3
Utah	1	298,391	3
Connecticut	1	289,898	3
Iowa	1	277,230	3
Oregon	1	270,212	2
Louisiana	1	270,208	2
Illinois	1	250,439	2
New Hampshire	1	245,698	2
Florida	1	198,877	2
Maryland	1	197,707	2
California	1	171,300	2
Maine	2	82,286	1
Total	36	10,736,734	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2013. Except as noted, all properties are fee owned.

Location	Square Feet	% Occupied
Consolidated Outlet Centers
Riverhead, New York (1)	729,734	99%
Rehoboth Beach, Delaware (1)	568,975	99%
Foley, Alabama	557,228	96%
Atlantic City, New Jersey (1)	489,762	93%
San Marcos, Texas	441,929	100%
Myrtle Beach Hwy 501, South Carolina	425,247	97%
Sevierville, Tennessee (1)	419,038	99%
Jeffersonville, Ohio	411,776	100%
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100%
Washington, Pennsylvania	372,972	100%
Commerce II, Georgia	370,512	100%
Charleston, South Carolina	365,107	99%
Howell, Michigan	324,652	96%
Locust Grove, Georgia	321,070	100%
Mebane, North Carolina	318,910	100%
Branson, Missouri	302,922	99%
Park City, Utah	298,391	100%
Westbrook, Connecticut	289,898	99%
Williamsburg, Iowa	277,230	97%
Lincoln City, Oregon	270,212	98%
Gonzales, Louisiana	270,208	100%
Lancaster, Pennsylvania	254,002	100%
Tuscola, Illinois	250,439	91%
Hershey, Pennsylvania	247,448	100%
Tilton, New Hampshire	245,698	100%
Hilton Head II, South Carolina	206,529	100%
Fort Myers, Florida	198,877	94%
Ocean City, Maryland (1)	197,707	91%
Terrell, Texas	177,800	96%
Hilton Head I, South Carolina	177,199	98%
Barstow, California	171,300	93%
West Branch, Michigan	112,570	96%
Blowing Rock, North Carolina	104,154	97%
Nags Head, North Carolina	82,161	100%
Kittery I, Maine	57,667	100%
Kittery II, Maine	24,619	100%
Total	10,736,734	98%
(1)    These properties or a portion thereof are subject to a ground lease.

Location	Square Feet	% Occupied
Unconsolidated joint venture properties
Deer Park, NY (1) (33.3% owned)	741,981	93%
Texas City, TX (50% owned)	352,705	97%
Glendale, AZ (58% owned)	332,234	94%
Wisconsin Dells, WI (50% owned)	265,086	98%
Bromont, QC (2) (50% owned)	162,943	89%
Cookstown, ON (3) (50% owned)	155,522	97%
Saint-Sauveur, QC (2) (50% owned)	116,097	100%
Total	2,126,568

(1)	Excludes a 29,253 square foot warehouse adjacent to the shopping center.

(2)	Center acquired in November 2012, located in Quebec, Canada.

(3)	Center acquired in December 2011 and located in Ontario, Canada.

Lease Expirations

The following table sets forth, as of February 1, 2013, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options.

Year	No. of Leases Expiring	Approx. (1) Square Feet	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2013	238	930	$21.18	$19,696	9%
2014	330	1,463	18.82	27,536	13%
2015	312	1,359	20.59	27,983	13%
2016	327	1,426	20.80	29,665	14%
2017	291	1,413	21.32	30,121	14%
2018	198	1,064	22.66	24,112	11%
2019	69	291	26.34	7,664	4%
2020	109	594	18.18	10,797	5%
2021	159	825	21.41	17,665	8%
2022	132	488	28.36	13,838	6%
2023 & thereafter	59	324	19.67	6,373	3%
	2,224	10,177	$21.17	$215,450	100%

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 560,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years.

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet (1)	Square Feet	% of Expiring Square Feet
2012	1,814,000	17	1,536,000	85
2011	1,771,000	18	1,459,000	82
2010	1,460,000	16	1,217,000	83
2009	1,502,000	16	1,218,000	81
2008	1,350,000	16	1,103,000	82
(1) Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years.

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents				Average Annualized Base Rents
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2012	1,536,000	$18.70	$21.75	16	450,000	$20.60	$31.72	54
2011	1,459,000	$18.16	$20.54	13	548,000	$18.82	$28.24	50
2010	1,217,000	$18.00	$19.65	9	432,000	$19.21	$24.18	26
2009	1,218,000	$16.80	$18.43	10	305,000	$18.83	$24.66	31
2008	1,103,000	$17.29	$20.31	17	492,000	$18.03	$25.97	44

(1)
The square footage released to new tenants for 2012, 2011, 2010, 2009 and 2008 contains 137,000, 172,000, 91,000, 73,000 and 139,000 square feet, respectively, that was released to new tenants upon expiration of an existing lease during the current year.

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

Year	Occupancy Costs as a % of Tenant Sales
2012	8.4
2011	8.4
2010	8.3
2009	8.5
2008	8.2

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2013.

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	23	348,196	3.2
GAP	31	289,293	2.7
Banana Republic	25	208,149	1.9
Gap Kids	1	7,887	0.1
	80	853,525	7.9
Phillips-Van Heusen Corporation:
Bass Shoe	33	218,204	2.0
Tommy Hilfiger	28	187,672	1.8
Van Heusen	32	129,275	1.2
Calvin Klein, Inc.	13	74,857	0.7
Izod	23	62,192	0.6
Tommy Kids	1	3,200	*
	130	675,400	6.3
Dress Barn, Inc.:
Dress Barn	27	226,138	2.1
Lane Bryant	24	133,455	1.2
Justice	25	105,556	1.0
Maurice's	9	37,436	0.4
Dress Barn Woman	2	7,470	0.1
Dress Barn Petite	1	6,570	*
	88	516,625	4.8
VF Outlet Inc.:
VF Outlet	9	218,763	2.1
Nautica Factory Stores	18	89,786	0.8
Timberland	11	55,193	0.5
Vans	4	12,000	0.1
	42	375,742	3.5
Nike:
Nike	24	336,205	3.1
Converse	7	21,182	0.2
Hurley	2	4,633	0.1
	33	362,020	3.4
Adidas:
Reebok	25	202,477	1.9
Adidas	11	98,733	0.9
Rockport	5	14,106	0.1
	41	315,316	2.9
ANN Inc.:
Loft	26	185,272	1.7
Ann Taylor	17	115,196	1.1
	43	300,468	2.8
Polo Ralph Lauren:
Polo Ralph Lauren	27	278,851	2.6
Polo Jeans Outlet	1	5,000	0.1
Polo Ralph Lauren Children	1	3,000	*
	29	286,851	2.7
Carter's:
OshKosh B'Gosh	29	140,335	1.3
Carter's	30	136,306	1.3
	59	276,641	2.6
Hanesbrands Direct, LLC:
Hanesbrands	33	209,351	2.0
Champion	6	27,652	0.3
Socks Galore	3	4,360	*
	42	241,363	2.3

Total of all tenants listed in table	587	4,203,951	39.2
* Less than 0.1%.

Item 3.	Legal Proceedings

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

Not applicable

EXECUTIVE OFFICERS OF TANGER FACTORY OUTLET CENTERS, INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	64	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	54	Executive Vice President - Chief Financial Officer
Thomas E. McDonough	55	Executive Vice President - Chief Operating Officer
Chad D. Perry	41	Executive Vice President - General Counsel and Secretary
Carrie A. Geldner	50	Senior Vice President - Chief Marketing Officer
Lisa J. Morrison	53	Senior Vice President - Leasing
James F. Williams	48	Senior Vice President - Controller
Virginia R. Summerell	54	Senior Vice President - Treasurer and Assistant Secretary
Manuel O. Jessup	57	Senior Vice President - Human Resources

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

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President - Chief Financial Officer in April 2003. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. He served as Chief Accounting Officer from January 1993 to November 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, corporate communications and information systems functions. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

Chad D. Perry. Mr. Perry joined the Company in December 2011 as Executive Vice President - General Counsel and was additionally named Secretary in May 2012. Previously, he was Executive Vice President and Deputy General Counsel of LPL Financial Corporation from May 2006 to December 2011. From January 2005 to April 2006, he served as Senior Corporate Counsel of EMC Corporation. Previously, Mr. Perry was a Senior Associate of international law firm Ropes & Gray from September 1997 to January 2005. His responsibilities include corporate governance, compliance, and other legal matters, as well as management of outside counsel relationships and the Company’s in house legal department. Mr. Perry is a graduate of Princeton University, holds a J.D. degree from Columbia University, and is a member of both the Massachusetts and California bar associations.

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

Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Previously, she was a marketing coordinator for Mutual Service Corporation. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new developments. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Ms. Morrison is a graduate of the University of Detroit and holds an MA degree from Michigan State University.

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

Virginia R. Summerell. Ms. Summerell was named Senior Vice President - Treasurer and Assistant Secretary of the Company in May 2011. Since joining the Company in August 1992, she has held various positions including Vice President Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include developing and maintaining banking relationships, oversight of all project and corporate finance transactions, management of treasury systems and the supervision of the Company's credit department. Prior to joining the Company, she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University Babcock School of Business.

Manuel O. Jessup. Mr. Jessup joined the Company as Senior Vice President of Human Resources in September 2012. Previously Mr. Jessup worked with Fine Mark National Bank & Trust as the Executive Vice President of Human Resources from October 2010 to July 2012. From September 2006 to August 2010, he served as Senior Vice President of Human Resources and later Executive Vice President and Chief Human Resources Officer at Chico's FAS, Inc. Previously, Mr. Jessup was employed by Sara Lee Branded Apparel from September 1985 through August 2006. While at Sara Lee Branded Apparel, Mr. Jessup held numerous leadership roles in human resources, including Vice President of Human Resources, with responsibility for domestic and international operations in Asia and Latin America. His responsibilities include oversight and supervision of the Company's Human Resources function. Mr. Jessup is a graduate of the University of South Carolina and holds an MBA from Wake Forest University Babcock School of Business.

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

2012	High	Low	Common Dividends Paid
First Quarter	$30.27	$27.72	$0.2000
Second Quarter	32.75	28.94	0.2100
Third Quarter	34.09	31.50	0.2100
Fourth Quarter	34.46	30.87	0.2100
Year 2012	$34.46	$27.72	$0.8300

2011	High	Low	Common Dividends Paid
First Quarter	$27.39	$24.57	$0.1938
Second Quarter	28.05	24.81	0.2000
Third Quarter	28.99	22.38	0.2000
Fourth Quarter	30.15	23.98	0.2000
Year 2011	$30.15	$22.38	$0.7938

Holders

As of February 1, 2013, there were approximately 476 common shareholders of record.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2012, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
250
200
150
100
50
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Tanger Factory Outlet Centers, Inc.
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr Index

		Period Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Tanger Factory Outlet Centers, Inc.	100.00	103.97	112.57	153.14	180.65	216.41
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18
SNL REIT Retail Shopping Ctr Index	100.00	60.20	59.43	77.15	74.94	94.62

Tanger Properties Limited Partnership Market Information
There is no established public trading market for the Operating Partnership's common units. As of December 31, 2012, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 23,515,346 units of the Operating Partnership and the Family Limited Partners collectively owned 1,190,466 units as limited partners. We made distributions per common unit during 2012 and 2011 as follows:

	2012	2011
First Quarter	$0.800	$0.775
Second Quarter	0.840	0.800
Third Quarter	0.840	0.800
Fourth Quarter	0.840	0.800
	$3.320	$3.175

Item 6.	Selected Financial Data (Tanger Factory Outlet Centers, Inc.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2012	2011	2010	2009	2008
	(in thousands, except per share and center data)
OPERATING DATA
Total revenues	$356,997	$315,223	$276,303	$270,595	$243,793
Operating income	109,585	97,936	79,631	69,940	78,764
Income from continuing operations	56,476	50,989	38,342	72,709	29,581
Net income	56,476	50,989	38,244	67,495	29,718
SHARE DATA
Basic:
Income from continuing operations	$0.57	$0.53	$0.32	$0.78	$0.31
Net income available to common shareholders	$0.57	$0.53	$0.32	$0.72	$0.31
Weighted average common shares	91,733	83,000	80,187	71,832	62,169
Diluted:
Income from continuing operations	$0.57	$0.52	$0.32	$0.78	$0.31
Net income available to common shareholders	$0.57	$0.52	$0.32	$0.72	$0.31
Weighted average common shares	92,661	84,129	80,390	72,024	62,442
Common dividends paid	$0.8300	$0.7938	$0.7725	$0.7638	$0.7500
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,947,352	$1,916,045	$1,576,214	$1,507,870	$1,399,755
Total assets	1,672,425	1,621,815	1,216,934	1,178,861	1,121,925
Debt	1,093,537	1,025,542	714,616	584,611	786,863
Total shareholders' equity	513,875	528,432	421,895	521,063	265,903
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$165,765	$135,994	$118,500	$127,297	$96,970
Investing activities	$(147,909)	$(361,076)	$(86,853)	$(76,228)	$(133,483)
Financing activities	$(15,415)	$227,218	$(29,156)	$(52,779)	$39,078
OTHER DATA
Square feet open:
Consolidated	10,737	10,724	9,190	9,216	8,820
Partially-owned (unconsolidated)	2,156	1,110	948	950	1,352

Number of outlet centers:
Consolidated	36	36	31	31	30
Partially-owned (unconsolidated)	7	3	2	2	3
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

	2012	2011	2010	2009	2008
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$356,997	$315,223	$276,303	$270,595	$243,793
Operating income	109,585	97,936	79,631	69,940	78,764
Income from continuing operations	56,476	50,989	38,342	72,709	29,581
Net income	56,476	50,989	38,244	67,495	29,718
UNIT DATA
Basic:
Income from continuing operations	$2.28	$2.12	$1.29	$3.16	$1.25
Net income available to common unitholders	$2.28	$2.12	$1.29	$2.91	$1.26
Weighted average common units	24,419	23,723	23,080	20,991	18,575
Diluted:
Income from continuing operations	$2.26	$2.10	$1.29	$3.15	$1.25
Net income available to common unitholders	$2.26	$2.10	$1.29	$2.91	$1.25
Weighted average common units	24,651	24,005	23,131	21,039	18,644
Common distributions paid	$3.32	$3.18	$3.09	$3.06	$3.00
BALANCE SHEET DATA
Real estate assets, before depreciation	$1,947,352	$1,916,045	$1,576,214	$1,507,870	$1,399,755
Total assets	1,671,951	1,621,463	1,216,476	1,178,500	1,121,639
Debt	1,093,537	1,025,542	714,616	584,611	786,863
Total equity	513,875	528,432	421,895	521,063	265,903
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$165,753	$136,053	$118,466	$127,269	$96,964
Investing activities	$(147,909)	$(361,076)	$(86,853)	$(76,228)	$(133,483)
Financing activities	$(15,415)	$227,218	$(29,156)	$(52,779)	$39,078
OTHER DATA
Gross Leasable Area Open:
Consolidated	10,737	10,724	9,190	9,216	8,820
Partially-owned (unconsolidated)	2,156	1,110	948	950	1,352

Number of outlet centers:
Consolidated	36	36	31	31	30
Partially-owned (unconsolidated)	7	3	2	2	3
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

General Overview

At December 31, 2012 , we had 36 consolidated outlet centers in 24 states totaling 10.7 million square feet. The table below details our development and acquisition activities that impacted our results of operations and liquidity during 2012, 2011 and 2010. In the discussion that follows we discuss the impact these developement and acquisition activities had on our results of operations compared to that of our existing properties, which we define as properties that have been in operation for the full duration of the comparative periods, and which did not undergo a significant expansion.

Center	Date Acquired/Open/Disposed/Demolished	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of January 1, 2010			9,216	31	21
New development:
Mebane, NC	November 2010		319	1	—
Disposition:
Commerce I, GA	July 2010		(186)	(1)	—
Demolition:
Hilton Head I, SC	First quarter 2010		(162)	—	—
Other			3
As of December 31, 2010			9,190	31	21
Redevelopment:
Hilton Head I, SC	March 2011		177	1	—
Acquisitions:
Jeffersonville, OH	June 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 2011	$200.3	689	2	2
Hershey, PA (2)	September 2011	$49.8	247	1	—
Other			11
As of December 31, 2011			10,724	36	24
Expansion:
Locust Grove, GA	Second quarter 2012		26	—	—
Other			(13)	—	—
As of December 31, 2012			10,737	36	24
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

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2012 and 2011, respectively:

	2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	136	450,000	$31.72	$42.25	8.57	$26.79
Renewal	322	1,536,000	$21.75	$0.04	4.56	$21.74

	2011
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	156	548,000	$28.24	$33.79	8.17	$24.10
Renewal	307	1,459,000	$20.54	$1.33	4.57	$20.25
(1) Net average straight-line rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annual straight-line rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants. The average tenant allowance disclosed in the table above includes landlord costs.

Results of Operations

2012 Compared to 2011

NET INCOME

Net income increased approximately $5.5 million in the 2012 period to $56.5 million as compared to $51.0 million for the 2011 period. The increase in net income was a result of a $41.8 million increase in operating revenues, a $2.6 million decrease in acquisition costs and a $158,000 decrease in abandoned development costs, partially offset by a $10.9 million increase in operating expenses, a $7.3 million increase in general and administrative expenses, $4.4 million in higher interest costs, $14.7 million in higher depreciation and amortization amounts and $1.7 million in higher losses on unconsolidated joint ventures.

BASE RENTALS
Base rentals increased $27.6 million, or 13%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Increase/ (Decrease)
Base rentals from existing properties	$199,129	$190,423	$8,706
Base rentals from new developments	3,947	2,601	1,346
Base rentals from acquisitions	30,477	13,408	17,069
Termination fees	877	508	369
Amortization of net above and below market rent adjustments	803	697	106
	$235,233	$207,637	$27,596

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the first quarter of 2011, we completed the redevelopment of our 177,000 square foot outlet center in Hilton Head I, South Carolina and throughout 2011 acquired a total of four outlet centers adding approximately 1.3 million square feet to our consolidated outlet center portfolio.

At December 31, 2012, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.2 million. If a tenant terminates its lease prior to the original contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $2.1 million, or 23%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Increase/ (Decrease)
Percentage rentals from existing properties	$9,325	$8,495	$830
Percentage rentals from new developments	248	66	182
Percentage rentals from acquisitions	1,599	523	1,076
	$11,172	$9,084	$2,088
The increase in percentage rentals is partially related to new developments and acquisitions completed in the 2011 period. In addition, percentage rentals from existing properties increased 10% due to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended December 31, 2012 increased 2.9% to $376 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $10.5 million, or 12%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Increase/ (Decrease)
Expense reimbursements from existing properties	$86,583	$83,800	$2,783
Expense reimbursements from new developments	1,532	1,172	360
Expense reimbursements from acquisitions	11,681	4,397	7,284
Termination fees allocated to expense reimbursements	278	251	27
	$100,074	$89,620	$10,454

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Existing property expense reimbursements increased in the 2012 period compared to the 2011 period as a result of an increase in the portfolio's overall average occupancy rate, as well as a number of leases recently executed which require a higher reimbursement amount of our operating expenses.

OTHER INCOME
Other income increased $1.6 million, or 18%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of other income (in thousands):

	2012	2011	Increase/ (Decrease)
Other income from existing properties	$6,997	$6,570	$427
Fees recognized from unconsolidated joint ventures	3,042	2,121	921
Other income from new developments	73	50	23
Other income from acquisitions	406	141	265
	$10,518	$8,882	$1,636

The increase in other income for existing properties relates to higher miscellaneous vending income and Tanger Club membership sales. Fees recognized from unconsolidated joint ventures increased due to our entry into five new joint ventures in the 2011 and 2012 periods.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $10.9 million, or 11%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Increase/ (Decrease)
Property operating expenses from existing properties	$94,048	$93,184	$864
Property operating expenses from new developments	1,740	1,496	244
Property operating expenses from acquisitions	15,372	5,566	9,806
	$111,160	$100,246	$10,914

Increases at existing properties related to higher mall office operating costs, security and property insurance. These costs were partially offset by lower snow removal costs across the portfolio.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $7.3 million, or 24%, in the 2012 period as compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation granted to Steven B. Tanger in February 2012 pursuant to an amendment to his employment contract. In addition, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since January 1, 2011.

ACQUISITION COSTS
The 2012 period included acquisition costs incurred by us related to the two acquisitions through our RioCan joint venture in November 2012. The 2011 period included costs related to the four acquisitions of consolidated properties described above in "General Overview", as well as one acquisition through our RioCan joint venture in December, 2011.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $14.7 million, or 17%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Increase/ (Decrease)
Depreciation and amortization from existing properties	$68,374	$70,860	$(2,486)
Depreciation and amortization from new developments	2,092	1,090	1,002
Depreciation and amortization from acquisitions	28,217	12,065	16,152
	$98,683	$84,015	$14,668

Depreciation and amortization costs increased in the 2012 period compared to the 2011 period primarily as a result of the additional centers added to the portfolio during 2011. The depreciation and amortization from acquisitions includes the amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives. Depreciation and amortization from existing properties decreased as certain construction and development related assets and lease related intangible assets from these properties became fully depreciated during 2012.

INTEREST EXPENSE
Interest expense increased approximately $4.4 million, or 10%, in the 2012 period compared to the 2011 period. The primary reason for the increase in interest expense was the increase in the average amount of debt outstanding from approximately $870.1 million for the 2011 period to approximately $1.1 billion for the 2012 period. The higher debt levels outstanding were a result of the mortgages assumed as part of the acquisition of four properties, additional funding necessary for the development and acquisition projects described above and other general operating purposes.

The increase in interest expense associated with the higher debt outstanding was partially offset by lower interest rates on our unsecured lines of credit. These facilities were recast during the fourth quarter of 2011 resulting in the credit spread over LIBOR being reduced from 190 basis points to 125 basis points. In addition, in February 2012, we entered into a term loan for $250.0 million with an initial interest rate of LIBOR + 1.80%.

EQUITY IN LOSSES OF UNCONSOLIDATED JOINT VENTURES
Equity in losses of unconsolidated joint ventures increased approximately $1.7 million, or 111%, in the 2012 period compared to the 2011 period. The increase in loss is due primarily to acquisition costs and abandoned due diligence costs incurred by our RioCan joint venture. The remaining increase in losses is attributable to joint ventures added during the year which in aggregate have depreciation in excess of their earnings before depreciation.

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

BASE RENTALS
Base rentals increased $28.7 million, or 16%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2011	2010	Increase/ (Decrease)
Base rentals from existing properties	$183,662	$175,165	$8,497
Base rentals from new developments	9,418	2,153	7,265
Base rentals from acquisitions	13,352	—	13,352
Termination fees	508	907	(399)
Amortization of net above and below market rent adjustments	697	751	(54)
	$207,637	$178,976	$28,661

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

During the fourth quarter of 2010, we opened a 319,000 square foot outlet center in Mebane, North Carolina. During the first quarter of 2011, we completed the redevelopment of our 177,000 square foot outlet center in Hilton Head I, South Carolina and throughout 2011 acquired a total of four outlet centers adding approximately 1.3 million square feet of to our consolidated outlet center portfolio.

At December 31, 2011, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $4.4 million. If a tenant terminates its lease prior to the contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $1.2 million, or 15%, in the 2011 period compared to the 2010 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2011	2010	Increase/ (Decrease)
Percentage rentals from existing properties	$8,022	$7,884	$138
Percentage rentals from new developments	539	30	509
Percentage rentals from acquisitions	523	—	523
	$9,084	$7,914	$1,170

Percentage rentals generated from existing properties in our portfolio increased 1.8% in the 2011 period compared to the 2010 period. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended December 31, 2011 increased 3.5% to $366 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. In addition, percentage rentals increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio during 2011, as well as the full year effect of the Mebane, North Carolina outlet center which opened in November 1, 2010.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $9.0 million, or 11%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2011	2010	Increase/ (Decrease)
Expense reimburesments from existing properties	$81,297	$79,051	$2,246
Expense reimbursements from new developments	3,675	1,126	2,549
Expense reimbursements from acquisitions	4,397	—	4,397
Termination fees allocated to expense reimbursements	251	450	(199)
	$89,620	$80,627	$8,993

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

PROPERTY OPERATING EXPENSES
Property operating expenses increased $7.3 million, or 8%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2011	2010	Increase/ (Decrease)
Property operating expenses from existing properties	$90,394	$89,942	$452
Property operating expenses from new developments	4,286	2,257	2,029
Property operating expenses from acquisitions	5,566	—	5,566
Demolition costs related to the redevelopment of Hilton Head I, SC center	—	699	(699)
	$100,246	$92,898	$7,348
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $5.6 million, or 23%, in the 2011 period as compared to the 2010 period. This increase was primarily due to additional share-based compensation expense related to the 2011 restricted share grant to directors and certain officers of the Company and organizational costs related to the formation of additional unconsolidated joint ventures. In addition, the 2011 period included higher payroll related expenses on a comparative basis to the 2010 period due to the addition of new employees throughout 2011, including the positions of Executive Vice President - Chief Operating Officer and Executive Vice President - General Counsel.

ACQUISITION COSTS
The 2011 period includes costs related to the acquisition of the properties described above in "General Overview".

IMPAIRMENT CHARGES
In 2005 we sold an outlet center located in Seymour, Indiana. We retained various outparcels of land at the development site, some of which we had sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land in Seymour, Indiana. As a result of this Board approval and an approved plan to actively market the land, we accounted for the land as "held for sale" and recorded a non-cash impairment charge of approximately $735,000 in the 2010 period in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its current fair value. We determined the estimated fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $6.0 million, or 8%, in the 2011 period as compared to the 2010 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2011	2010	Increase/ (Decrease)
Depreciation and amortization from existing properties	$67,708	$68,350	$(642)
Depreciation and amortization from new developments	4,242	388	3,854
Depreciation and amortization from acquisitions	12,065	—	12,065
Accelerated depreciation and amortization related to the redevelopment of the Hilton Head I, SC outlet center	—	9,301	(9,301)
	$84,015	$78,039	$5,976

Depreciation and amortization costs increased in the 2011 period compared to the 2010 period primarily as a result of the additional centers added to the portfolio during 2011. The depreciation and amortization from acquisitions includes the amortization of lease related intangibles recorded as part of the acquisition price of the acquired properties which are amortized over shorter lives. In addition, the 2011 period includes a full year of depreciation and amortization related to the Mebane, North Carolina outlet center which opened in November 2010.

As of March 31, 2010, the previously existing Hilton Head I, South Carolina outlet center was vacant of all tenants in preparation for the demolition and redevelopment of the center. At that point the depreciable assets of the center had been fully depreciated.

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

The Company is a well-known seasoned issuer with a shelf registration which expires in June 2015 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2012 taxable income to shareholders, we were required to distribute approximately $59.0 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $76.9 million to shareholders which significantly exceeds our required distributions. If events were to occur that would cause our dividend to be reduced, we believe we still have an adequate margin regarding required dividend payments based on our historic dividend and taxable income levels to maintain our REIT status.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2012 and 2011 (in thousands):

	2012	2011	Change
Net cash provided by operating activities	$165,753	$136,053	$29,700
Net cash used in investing activities	(147,909)	(361,076)	213,167
Net cash provided by (used in) financing activities	(15,415)	227,218	(242,633)
Net increase in cash and cash equivalents	$2,429	$2,195	$234

Operating Activities

The increase in cash provided by operating activities is primarily due to the incremental cash flow provided by the addition of the Hilton Head I, South Carolina; Jeffersonville, Ohio; Atlantic City, New Jersey; Ocean City, Maryland; and Hershey, Pennsylvania; centers to our portfolio throughout 2011. In addition, rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Investing Activities

Cash flow used in investing activities was higher in the 2011 period compared to the 2012 period due primarily to the $266.2 million spent in 2011 to acquire the outlet centers in Jeffersonville, Ohio; Atlantic City, New Jersey: Ocean City, Maryland; and Hershey, Pennsylvania. The 2011 period also included approximately $9.6 million of capital expenditures for the completion of the redevelopment of the Hilton Head I, South Carolina outlet center which opened in March 2011. The investing activities in the 2012 period were primarily related to additional investments in unconsolidated joint ventures, including $54.3 million invested in our RioCan joint venture to acquire the Bromont, Quebec and Saint-Sauveur, Quebec properties in November 2012 and to retire mortgage debt associated with the Cookstown, Ontario property in March 2012, $19.4 million to fund construction activities at the Tanger outlet center in Glendale, Arizona and $27.5 million to fund construction activities at the Tanger outlet center in Texas City, Texas.

Financing Activities

Cash provided by financing activities was higher in the 2011 period than the 2012 period due to the amounts required to fund the $266.2 million in acquisitions during 2011 as described above. For the 2012 period, dividends and distributions paid to shareholders and unitholders of $81.8 million, up $5.8 million from the 2011 period, exceeded other sources and uses of cash required by our development activities and generated by our operating activities by $15.3 million. The following is a summary of the 2012 and 2011 financing transactions:

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

2011 Transactions

In June 2011, the Operating Partnership closed on a $150.0 million senior unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, Ohio outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit.

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

Other Potential Future Developments

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Charlotte, North Carolina; Columbus, Ohio; Foxwoods Resort Casino in Mashantucket, Connecticut; Scottsdale, Arizona; Toronto, Ontario and Ottawa, Ontario. The Charlotte and Columbus sites, if developed, will be undertaken by joint ventures formed with Simon Properties Group. The Ottawa and Toronto sites, if developed, will be undertaken by our RioCan joint venture (see discussion under the caption "RioCan Canadian Joint Venture" in the section titled "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

Financing Arrangements

As of December 31, 2012, 90% of our outstanding debt represented unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.25%. The unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

2012 TRANSACTIONS

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan will be interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the loan has an initial interest rate of LIBOR + 1.80%. We used the net proceeds of the term loan to reduce the outstanding balances on our $520.0 million unsecured lines of credit.

2011 TRANSACTIONS

$150.0 Million Senior Unsecured Bridge Loan

In June 2011, the Operating Partnership closed on a $150.0 million senior unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, Ohio outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit, as discussed below.

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

Increase In Unsecured Lines of Credit to $520.0 Million

In November, 2011, the Operating Partnership amended its $400.0 million of unsecured lines of credit, increasing the total capacity to $520.0 million (of which up to $100.0 million may be borrowed in Canadian dollars) and extending the maturity through November 10, 2015.

The unsecured lines of credit include a $20.0 million liquidity line as well as a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. We have the option to extend the lines for an additional year to November 10, 2016. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a rate of LIBOR + 1.25% and require the payment of an annual facility fee of 0.25% on the total committed amount. Previously, the credit spread over LIBOR was 1.90% and the annual facility fee was 0.40%. The Company guarantees the Operating Partnership's obligations under these lines.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2013.

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

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011	Change
Capital expenditures analysis:
New center developments	$5,525	$4,579	$946
Center redevelopment	392	9,606	(9,214)
Major center renovations	10,129	6,315	3,814
Second generation tenant allowances	10,794	11,367	(573)
Other capital expenditures	7,871	10,272	(2,401)
	34,711	42,139	(7,428)

Conversion from accrual to cash basis	6,572	18,175	(11,603)
Additions to rental property-cash basis	$41,283	$60,314	$(19,031)

•
New center development expenditures, which includes first generation tenant allowances, included expansions to our centers in Gonzales, Louisiana and Locust Grove, Georgia in the 2012 period. The 2011 period included our new center in Mebane, North Carolina, and expansions to our centers in Charleston, South Carolina and Locust Grove, Georgia.

•	Center redevelopment relates to our Hilton Head I, South Carolina center which re-opened in March 2011.

•	Major center renovations increased in the 2012 period due to our on-going renovation efforts at the centers acquired during the second and third quarters of 2011.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2012 (in thousands):

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Debt (1)	$4,633	$3,599	$460,645	$30,279	$3,004	$587,529	$1,089,689
Interest payment (2)	48,358	48,149	45,186	26,255	25,923	62,317	256,188
Operating leases	5,329	4,943	4,671	4,566	4,553	264,796	288,858
	$58,320	$56,691	$510,502	$61,100	$33,480	$914,642	$1,634,735

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2012.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2012 was used.

In addition to the contractual payment obligations shown in the table above, we have $5.9 million remaining as of December 31, 2012 related to various construction contracts for capital expenditure projects at centers throughout our portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $8.4 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed because the tenant is not currently open. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease.

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

Our senior, unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants (1)	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	47%
Total secured debt to adjusted total assets	< 40%	5%
Total unencumbered assets to unsecured debt	> 135%	197%

(1)	For a complete listing of all debt covenants related to our senior unsecured notes, as well as definitions of the above terms, refer to our applicable supplemental indenture filing with the SEC.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2012 taxable income to shareholders, we were required to distribute approximately $59.0 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $76.9 million to shareholders which significantly exceeds our required distributions. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2012 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.0

Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—

Galveston/Houston	Texas City, TX	50.0%	352,705	36.7

National Harbor	Washington D.C. Metro Area	50.0%	—	2.6

RioCan Canada	Various	50.0%	434,562	62.2

Westgate	Glendale, AZ	58.0%	332,234	19.1

Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.8

Other		—	—	0.2
Total				$126.6

Each of the above joint ventures contain make whole provisions in the event that demands are made on any existing guarantees. In addition, the joint venture agreements contain other provisions where a venture partner can force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

Deer Park, Long Island, New York

In October 2003, we and two other members each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York. The center, which now contains approximately 742,000 square feet, opened in October 2008.

On December 22, 2011, Deer Park closed on the refinancing of its mortgage and mezzanine loans. At the closing, Deer Park made a payment of $20.0 million towards the principal amount of the mortgage bringing the new balance outstanding to $231.9 million. Each of the three partners made an equity contribution to Deer Park prior to closing of $6.4 million. The $20.0 million principal payment was made from a combination of these three equity contributions totaling $19.2 million and cash available within Deer Park. The principal balance on the mezzanine loan remained at $15.0 million. The new interest rates for the mortgage and mezzanine loan are LIBOR + 3.50% and LIBOR + 5.00%, respectively. The maturity date of both the mortgage and the mezzanine loan is May 17, 2014, however the loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the calculation of its debt service coverage, which is based on information as of December 31, 2012, Deer Park was not in compliance with its coverage requirements. As a result, the lenders have the right, but not the obligation to require a principal payment in an amount sufficient to satisfy the debt service coverage test. Such principal payment, if necessary, may require additional capital contributions to Deer Park by its partners.

Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center located in Deer Park, New York for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one year extension option. As a result, on June 1, 2012 the joint venture paid down the outstanding principal balance by $500,000 to $1.8 million and entered into a Loan Forbearance Agreement with the lender whereby the lender agreed that it would not enforce its rights under the loan documents until the trigger date of October 1, 2012 unless extended. Extension of the trigger date was contingent among other things upon delivering a fully executed contract to sell the property to an unaffiliated third-party purchaser. Although the joint venture did not meet all of the requirements for extending the trigger date, it has delivered a fully executed contract to sell the property which has been approved by the lender. Through closing, the joint venture is committed to make monthly debt service payments at an interest rate of LIBOR + 1.85%. Additional interest accrues at a rate of Prime + 5.5% less the amount paid.
Galveston/Houston, Texas
In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, Texas. The center grand opening occurred on October 19, 2012 and features over 85 brand name and designer outlet stores in the first phase of approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. As of December 31, 2012, we and our partner had each contributed $35.3 million in cash to the joint venture to fund development activities. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor Washington D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 340,000 square feet. In November 2012, the joint venture broke ground and began site development. Both parties have made initial equity contributions of $2.6 million to fund certain pre-development costs. In February 2013, the joint venture executed a term sheet for a three year construction loan with the ability to borrow up to $61.0 million, which carries an interest rate of LIBOR + 1.65%. The joint venture currently expects to close on the loan by the end of April 2013. We have agreed to provide property management, leasing and marketing services to the joint venture, and with our partner, to jointly provide site development and construction supervision services.

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

In December 2011, the RioCan joint venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. In connection with the purchase, the joint venture assumed the in place financing of $29.6 million. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund our portion of the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off capitalized pre-development costs of approximately $1.4 million.

In November 2012, the RioCan joint venture acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. The purchase price includes the assumption of mortgages totaling $18.7 million at Les Factoreries Saint-Sauveur, which carry a weighted average interest rate of 5.7% and mature in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec. The property was built in 1980 and expanded in 2006, and is approximately 136,000 square feet with the potential to expand to approximately 131,000 square feet. This outlet center features many national brands such as, Nike, Tommy Hilfiger, Reebok, Guess, Jones New York, Naturalizer and Parasuco.

The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec. The property was built in 2004 and expanded through 2011, and is approximately 163,000 square feet with the potential to expand to approximately 251,000 square feet. This outlet center features many national brands such as, Point Zero, Tommy Hilfiger, Guess, Puma, Mexx, and Urban Planet. Bromont is located at the base of Mont Brome.

Westgate, Glendale, Arizona

In May 2012, we formed a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. The center grand opening occurred on November 15, 2012 and features over 80 brand name and designer outlet stores in the first phase of approximately 332,000 square feet, with room for expansion for a total build out of approximately 410,000 square feet. As of December 31, 2012, we contributed $19.4 million in cash to the joint venture to fund development activities. We provide property management, construction supervision, leasing and marketing services to the joint venture. In June 2012, the joint venture closed on a construction loan with the ability to borrow up to $48.3 million, which carries an interest rate of LIBOR + 1.75%. As of December 31, 2012, the joint venture's balance on the loan was $32.0 million.

Wisconsin Dells, Wisconsin

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet Center in Wisconsin Dells, Wisconsin. In December 2012, the joint venture closed on the refinance of its $24.3 million mortgage loan. The refinanced interest-only, non-recourse mortgage loan has a 10 year term and carries an interest rate of LIBOR + 2.25%. We are providing property management, leasing and marketing services to the joint venture.

The following table details the debt maturities of the unconsolidated joint ventures as of December 31, 2012 (in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate
Deer Park	$246.9	May 2014	LIBOR + 3.50% to 5.00%
Deer Park Warehouse	$1.9	May 2011	Prime + 5.5%
RioCan Canada	$20.1	June 2015 and May 2020	5.10% to 5.75%
Westgate	$32.0	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

Management, leasing and marketing fees we received for services provided to our unconsolidated joint ventures during 2012, 2011 and 2010, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Fees:
Development	$427	$—	$—
Loan guarantee	80	—	—
Management and leasing	2,102	1,958	1,927
Marketing	433	163	154
Total Fees	$3,042	$2,121	$2,081

Critical Accounting Estimates

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

In accordance with amended guidance related to the consolidation of variable interest entities which became effective January 1, 2010, we perform an analysis of all of our real estate joint ventures to determine whether they qualify as variable interest entities, (“VIE”), and whether the joint venture should be consolidated or accounted for as an equity method investment in an unconsolidated joint venture. Our analysis includes our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE. We consider various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

Acquisition of Real Estate

We allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

If we do not allocate appropriately to the separate components of rental property, deferred lease costs and other intangibles or if we do not estimate correctly the total value of the property or the useful lives of the assets, our computation of depreciation and amortization expense may be significantly understated or overstated.

Cost Capitalization

We capitalize all incremental, direct fees and costs incurred to originate operating leases as deferred charges. We amortize these costs to expense over the minimum lease term. We capitalize all costs incurred for the construction and development of properties, including interest costs, during the active development period.

If we incorrectly estimate the amount of costs to capitalize, we could significantly overstate or understate our financial condition and results of operations.

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2012.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance about offsetting assets and liabilities. The new disclosures require that entities disclose both gross and net information about recognized financial instruments and derivative instruments that are offset in the statement of financial position, or subject to an enforceable master netting arrangement or similar agreement irrespective of whether they are offset in the statement of financial position. The guidance will be effective prospectively for interim and annual periods beginning after January 1, 2013. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

In February 2013, FASB issued guidance establishing new requirements for disclosing reclassifications of items out of accumulated other comprehensive income ("AOCI"). Specifically, (1) disclosure is required of the changes in components of AOCI, (2) disclosure is required of the effects on individual line items in net income for each item of AOCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for AOCI items that are not reclassified in their entirety to net income. The guidance will be effective for interim and annual periods beginning after December 15, 2012. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2012, 2011 and 2010 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2012	2011	2010
Funds from Operations:
Net income (1)	$56,476	$50,989	$38,244
Adjusted for:
Depreciation and amortization uniquely significant to real estate - discontinued operations	—	—	87
Depreciation and amortization uniquely significant to real estate - consolidated	97,760	83,275	77,526
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	8,105	5,175	5,146
Impairment charges - consolidated properties	—	—	846
Impairment charges - unconsolidated joint ventures	140	300	—
Funds from operations (1)	162,481	139,739	121,849
Preferred share dividends	—	—	(5,297)
Original issuance costs related to redeemed preferred shares	—	—	(2,539)
FFO attributable to noncontrolling interests in other consolidated partnerships	(26)	(37)	—
Allocation of FFO to participating securities	(1,576)	(1,240)	(939)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$160,879	$138,462	$113,074
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,605	96,021	92,523
Dilutive funds from operations per share	$1.63	$1.44	$1.22
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,651	24,005	23,131
Dilutive funds from operations per unit	$6.53	$5.77	$4.89

(1)	The year ended December 31, 2010 includes gains on sales of outparcels of land of $161,000.

(2)	Includes the dilutive effect of options, notional units and exchangeable notes.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

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

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2012, 2011 and 2010 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2012	2011	2010
Adjusted Funds from Operations:
Funds from operations (1)	$162,481	$139,739	$121,849
Adjusted for non-core items:
Loss on termination of derivatives	—	—	6,142
Acquisition Costs	117	2,736	82
Abandoned development costs	—	158	365
Demolition costs Hilton Head I, South Carolina	—	—	699
Loss on early extinguishment of debt	—	—	563
Gain on sale of outparcel	—	—	(161)
AFFO adjustments from unconsolidated joint ventures (2)	1,370	—	—
Adjusted funds from operations (AFFO)	163,968	142,633	129,539
Preferred share dividends	—	—	(5,297)
AFFO attributable to noncontrolling interests in other consolidated partnerships	(26)	(37)	—
Allocation of AFFO to participating securities	(1,590)	(1,266)	(1,022)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$162,352	$141,330	$123,220
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (3) (4)	98,605	96,021	92,523
Dilutive adjusted funds from operations per share	$1.65	$1.47	$1.33
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (3)	24,651	24,005	23,131
Dilutive adjusted funds from operations per unit	$6.59	$5.89	$5.33

(1)	The year ended December 31, 2010 includes gains on sales of outparcels of land of $161,000.

(2)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt.

(3)	Includes the dilutive effect of options, notional units and exchangeable notes.

(4)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are converted to common shares of the Company.

Same Center Net Operating Income
We present Same Center Net Operating Income as a supplemental measure of our performance. We define Net Operating Income ("NOI") as total operating revenues less property operating expenses. Same Center NOI represents the NOI for the stabilized properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, expanded, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. We believe that NOI and Same Center NOI provide useful information to our investors and analysts about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI excludes the change in NOI from properties developed, redeveloped, acquired and disposed of, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center NOI, and accordingly, our Same Center NOI may not be comparable to other REITs.

Same Center NOI should not be viewed as an alternative measure of the Company's financial performance since it does not reflect the operations of the Company's entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other non-property income and losses, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties that could materially impact the Company's results from operations.

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures and discontinued operations to Same Center NOI for the years ended December 31, 2012, and 2011 (in thousands):

	2012	2011
Same Center Net Operating Income
Income before equity in losses of unconsolidated joint ventures and discontinued operations	$59,771	$52,554
Interest expense	49,814	45,382
Operating income	109,585	97,936
Adjusted to exclude:
Depreciation and amortization	98,683	84,015
Abandoned development costs	—	158
Acquisition costs	117	2,736
General and administrative expenses	37,452	30,132
Property net operating income	245,837	214,977
Less: non-cash adjustments and termination rents (1)	(5,744)	(5,427)
Property net operating income - cash basis	240,093	209,550
Less: non-same center and other NOI	(44,136)	(24,684)
Total same center NOI - cash basis	$195,957	$184,866
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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2012, approximately 1.8 million square feet, or 17%, of our then owned, consolidated portfolio came up for renewal and 1.9 million, or 18%, of our current consolidated portfolio will come up for renewal in 2013. During 2012, we renewed 85% of the square feet that came up for renewal with the existing tenants at a 16% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 450,000 square feet at a 54% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7.9% of our square feet or 6.3% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2012 and 2011, respectively, occupancy at our consolidated outlet centers was 99% and 98%, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2012, we were not a party to any interest rate protection agreements.

As of December 31, 2012, 39% of our outstanding debt had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $4.3 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loan and unsecured lines of credit, at December 31, 2012 and 2011 was $1.2 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2012 and 2011 would result in a decrease in fair value of total debt by approximately $34.8 million and $37.5 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger, and Chief Financial Officer, Frank C. Marchisello Jr., evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2012 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, Frank C. Marchisello Jr. (Principal Financial and Accounting Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2012 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”.

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

The following table provides information as of December 31, 2012 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,391,800	$22.16	3,545,420
Equity compensation plans not approved by security holders	—	—	—
Total	1,391,800	$22.16	3,545,420

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

The following table provides information as of December 31, 2012 with respect to compensation plans under which the Operating Partnership's equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	347,950	$88.64	886,355
Equity compensation plans not approved by security holders	—	—	—
Total	347,950	$88.64	886,355

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 17, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-46

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

3.1 H
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

10.9 *
Employment Agreement for Chad D. Perry, dated as of December 12, 2011. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.)

10.10 *
Employment Agreement for Thomas E. McDonough, dated August 23, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on form 8-K dated August 23, 2010.)

10.11 *	Amended and Restated Employment Agreement for James F. Williams, as of December 29, 2008.

10.12 *	Amended and Restated Employment Agreement for Virginia R. Summerell, as of December 29, 2008.

10.13 *	Employment Agreement for Manuel O. Jessup, dated October 5, 2012.

10.14
Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.14A
Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.14B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.14C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.14D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3, dated August 9, 2006.)

10.14E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 14, 2009.)

10.15	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.16
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

10.19 *
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.20 *
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.20A *
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.21 *
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.22 *
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.23 *
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.24 *	Director Deferred Share Program of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership.

10.25
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company's common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 30, 2005.)

10.26
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

10.27
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

10.28
Bridge Term Loan Agreement dated June 27, 2011 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as administrative and syndication agent and Wells Fargo Securities, LLC, as bookrunner and lead arranger. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 27, 2011.)

10.29
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

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Distributions

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc..

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William G. Benton
William G. Benton	Non-Executive Chairman of the Board of Directors	February 27, 2013

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Jack Africk
Jack Africk	Director	February 27, 2013

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Director	February 27, 2013

/s/ Donald G. Drapkin
Donald G. Drapkin	Director	February 27, 2013

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 27, 2013

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 27, 2013

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 27, 2013

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Vice President and Treasurer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Jack Africk
Jack Africk	Trustee	February 27, 2013

/s/ William G. Benton
William G. Benton	Trustee	February 27, 2013

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Trustee	February 27, 2013

/s/ Donald G. Drapkin
Donald G. Drapkin	Trustee	February 27, 2013

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 27, 2013

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 27, 2013

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Tanger Factory Outlet Centers, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 27, 2013

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,796,042	1,764,494
Construction in progress	3,308	3,549
	1,947,352	1,916,045
Accumulated depreciation	(582,859)	(512,485)
Total rental property, net	1,364,493	1,403,560
Cash and cash equivalents	10,335	7,894
Investments in unconsolidated joint ventures	126,632	28,481
Deferred lease costs and other intangibles, net	101,040	120,636
Deferred debt origination costs, net	9,083	8,861
Prepaids and other assets	60,842	52,383
Total assets	$1,672,425	$1,621,815
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,967 and $2,237, respectively)	$548,033	$547,763
Unsecured term loans (net of discount of $547 and $692, respectively)	259,453	9,308
Mortgages payable (including premiums of $6,362 and $7,434, respectively)	107,745	111,379
Unsecured lines of credit	178,306	357,092
Total debt	1,093,537	1,025,542
Construction trade payables	7,084	13,656
Accounts payable and accrued expenses	41,149	37,757
Other liabilities	16,780	16,428
Total liabilities	1,158,550	1,093,383
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 authorized, 94,061,384 and 86,727,656 shares issued and outstanding at December 31, 2012 and 2011, respectively	941	867
Paid in capital	766,056	720,073
Accumulated distributions in excess of net income	(285,588)	(261,913)
Accumulated other comprehensive income	1,200	1,535
Equity attributable to Tanger Factory Outlet Centers, Inc.	482,609	460,562
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	24,432	61,027
Noncontrolling interests in other consolidated partnerships	6,834	6,843
Total equity	513,875	528,432
Total liabilities and equity	$1,672,425	$1,621,815

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
REVENUES
Base rentals	$235,233	$207,637	$178,976
Percentage rentals	11,172	9,084	7,914
Expense reimbursements	100,074	89,620	80,627
Other income	10,518	8,882	8,786
Total revenues	356,997	315,223	276,303
EXPENSES
Property operating	111,160	100,246	92,898
General and administrative	37,452	30,132	24,553
Acquisition costs	117	2,736	82
Abandoned development costs	—	158	365
Impairment charges	—	—	735
Depreciation and amortization	98,683	84,015	78,039
Total expenses	247,412	217,287	196,672
Operating income	109,585	97,936	79,631
Interest expense	49,814	45,382	34,120
Loss on early extinguishment of debt	—	—	563
Loss on termination of derivatives	—	—	6,142
Income before equity in losses of unconsolidated joint ventures and discontinued operations	59,771	52,554	38,806
Equity in losses of unconsolidated joint ventures	(3,295)	(1,565)	(464)
Income from continuing operations	56,476	50,989	38,342
Discontinued operations	—	—	(98)
Net income	56,476	50,989	38,244
Noncontrolling interests in Operating Partnership	(3,267)	(6,356)	(3,995)
Noncontrolling interests in other consolidated partnerships	19	8	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$53,228	$44,641	$34,249

Basic earnings per common share
Income from continuing operations	$0.57	$0.53	$0.32
Net income	$0.57	$0.53	$0.32

Diluted earnings per common share
Income from continuing operations	$0.57	$0.52	$0.32
Net income	$0.57	$0.52	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$56,476	$50,989	$38,244
Other comprehensive income (loss)
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(351)	(331)	(311)
Foreign currency translation adjustments	(5)	—	—
Reclassification adjustment for termination of derivatives	—	—	6,142
Change in fair value of cash flow hedges	—	—	2,905
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	46	7
Other comprehensive income (loss)	(356)	(285)	8,743
Comprehensive income	56,120	50,704	46,987
Comprehensive income attributable to noncontrolling interests	(3,227)	(6,312)	(5,145)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$52,893	$44,392	$41,842

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2009	$75,000	$806	$595,671	$(202,997)	$(5,809)	$462,671	$58,392	$—	$521,063
Net income	—	—	—	34,249	—	34,249	3,995	—	38,244
Other comprehensive income	—	—	—	—	7,593	7,593	1,150	—	8,743
Compensation under Incentive Award Plan	—	—	5,848	—	—	5,848	—	—	5,848
Issuance of 129,100 common shares upon exercise of options	—	—	1,107	—	—	1,107	—	—	1,107
Grant of 312,720 restricted shares, net of forfeitures	—	4	(4)	—	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	(802)	—	—	(802)	802	—	—
Preferred dividends ($2.073 per share)	—	—	—	(6,219)	—	(6,219)	—	—	(6,219)
Common dividends ($0.7725 per share)	—	—	—	(62,518)	—	(62,518)	—	—	(62,518)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,373)	—	(9,373)
Redemption of 3.0 million preferred shares	(75,000)	—	2,539	(2,539)	—	(75,000)	—	—	(75,000)
Balance, December 31, 2010	—	810	604,359	(240,024)	1,784	366,929	54,966	—	421,895
Net income	—	—	—	44,641	—	44,641	6,356	(8)	50,989
Other comprehensive income	—	—	—	—	(249)	(249)	(36)	—	(285)
Compensation under Incentive Award Plan	—	—	7,291	—	—	7,291	—	—	7,291
Issuance of 4,600,000 common shares, net of issuance costs of $670,000	—	46	117,329	—	—	117,375	—	—	117,375
Issuance of 36,500 common shares upon exercise of options	—	—	353	—	—	353	—	—	353
Grant of 317,400 restricted shares, net of forfeitures	—	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	(9,242)	—	—	(9,242)	9,242	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	(6)	—	—	(6)	—	6,851	6,845
Exchange of 160,332 Operating Partnership units for 641,328 common shares	—	7	(7)	—	—	—	—	—	—
Issuance of 136,360 common shares upon exchange of exchangeable notes	—	1	(1)	—	—	—	—	—	—
Common dividends ($0.7938 per share)	—	—	—	(66,530)	—	(66,530)	—	—	(66,530)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(9,501)	—	(9,501)
Balance, December 31, 2011	$—	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data) (Continued)

	Preferred shares	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$—	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	—	53,228	—	53,228	3,267	(19)	56,476
Other comprehensive loss	—	—	—	—	(335)	(335)	(21)	—	(356)
Compensation under Incentive Award Plan	—	—	10,676	—	—	10,676	—	—	10,676
Issuance of 37,700 common shares upon exercise of options	—	—	481	—	—	481	—	—	481
Grant of 566,000 restricted shares, net of forfeitures	—	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	—	34,910	—	—	34,910	(34,910)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	(10)	—	—	(10)	—	10	—
Exchange of 1,682,507 Operating Partnership units for 6,730,028 common shares	—	68	(68)	—	—	—	—	—	—
Common dividends ($0.8300 per share)	—	—	—	(76,903)	—	(76,903)	—	—	(76,903)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	—	(4,931)	—	(4,931)
Balance, December 31, 2012	$—	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$56,476	$50,989	$38,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	98,683	84,015	78,126
Impairment charges (including discontinued operations)	—	—	846
Amortization of deferred financing costs	2,313	2,143	1,286
Equity in losses of unconsolidated joint ventures	3,295	1,565	464
Distributions of cumulative earnings from unconsolidated joint ventures	1,005	499	653
Loss on termination of derivatives	—	—	6,142
Loss on early extinguishment of exchangeable debt	—	—	563
Share-based compensation expense	10,676	7,291	5,848
Amortization of debt (premiums) and discounts, net	(1,007)	(315)	(176)
Gain on sale of outparcels of land	—	—	(161)
Net accretion of market rent rate adjustments	(348)	(454)	(950)
Straight-line rent adjustments	(3,649)	(3,829)	(2,676)
Changes in other asset and liabilities:
Other assets	(5,557)	(9,080)	(8,844)
Accounts payable and accrued expenses	3,878	3,170	(865)
Net cash provided by operating activities	165,765	135,994	118,500
INVESTING ACTIVITIES:
Additions of rental property	(41,283)	(60,314)	(77,487)
Acquisition of rental property	—	(266,211)	—
Additions to investments in unconsolidated joint ventures	(103,041)	(25,314)	—
Termination payments related to derivatives	—	—	(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,471	701	897
Additions to deferred lease costs	(5,056)	(10,661)	(6,146)
Net proceeds from sales of real estate	—	723	2,025
Net cash used in investing activities	(147,909)	(361,076)	(86,853)
FINANCING ACTIVITIES:
Cash dividends paid	(76,903)	(66,530)	(68,737)
Distributions to noncontrolling interests in Operating Partnership	(4,931)	(9,501)	(9,373)
Proceeds from issuance of common shares	—	117,375	—
Payments to redeem preferred shares	—	—	(75,000)
Proceeds from debt issuances	585,800	876,342	903,030
Repayments of debt	(517,271)	(687,390)	(773,600)
Additions to deferred financing costs	(2,591)	(3,431)	(6,583)
Proceeds from exercise of options	481	353	1,107
Net cash provided (used in) by financing activities	(15,415)	227,218	(29,156)
Net increase in cash and cash equivalents	2,441	2,136	2,491
Cash and cash equivalents, beginning of year	7,894	5,758	3,267
Cash and cash equivalents, end of year	$10,335	$7,894	$5,758

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,796,042	1,764,494
Construction in progress	3,308	3,549
	1,947,352	1,916,045
Accumulated depreciation	(582,859)	(512,485)
Total rental property, net	1,364,493	1,403,560
Cash and cash equivalents	10,295	7,866
Investments in unconsolidated joint ventures	126,632	28,481
Deferred lease costs and other intangibles, net	101,040	120,636
Deferred debt origination costs, net	9,083	8,861
Prepaids and other assets	60,408	52,059
Total assets	$1,671,951	$1,621,463
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,967 and $2,237, respectively)	$548,033	$547,763
Unsecured term loans (net of discount of $547 and $692, respectively)	259,453	9,308
Mortgages payable (net of discount of $6,362 and $7,434, respectively)	107,745	111,379
Unsecured lines of credit	178,306	357,092
Total debt	1,093,537	1,025,542
Construction trade payables	7,084	13,656
Accounts payable and accrued expenses	40,675	37,405
Other liabilities	16,780	16,428
Total liabilities	1,158,076	1,093,031
Commitments and contingencies
Equity
Partners' Equity
General partner	4,720	4,972
Limited partners	501,214	515,154
Accumulated other comprehensive income	1,107	1,463
Total partners' equity	507,041	521,589
Noncontrolling interests in consolidated partnerships	6,834	6,843
Total equity	513,875	528,432
Total liabilities and equity	$1,671,951	$1,621,463
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2012	2011	2010
REVENUES
Base rentals	$235,233	$207,637	$178,976
Percentage rentals	11,172	9,084	7,914
Expense reimbursements	100,074	89,620	80,627
Other income	10,518	8,882	8,786
Total revenues	356,997	315,223	276,303

EXPENSES
Property operating	111,160	100,246	92,898
General and administrative	37,452	30,132	24,553
Acquisition costs	117	2,736	82
Abandoned development costs	—	158	365
Impairment charges	—	—	735
Depreciation and amortization	98,683	84,015	78,039
Total expenses	247,412	217,287	196,672
Operating income	109,585	97,936	79,631
Interest expense	49,814	45,382	34,120
Loss on early extinguishment of debt	—	—	563
Loss on termination of derivatives	—	—	6,142
Income before equity in losses of unconsolidated joint ventures and discontinued operations	59,771	52,554	38,806
Equity in losses of unconsolidated joint ventures	(3,295)	(1,565)	(464)
Income from continuing operations	56,476	50,989	38,342
Discontinued operations	—	—	(98)
Net income	56,476	50,989	38,244
Noncontrolling interests in consolidated partnerships	19	8	—
Net income available to partners	56,495	50,997	38,244
Net income available to limited partners	55,917	50,473	37,932
Net income available to general partner	$578	$524	$312

Basic earnings per common unit
Income from continuing operations	$2.28	$2.12	$1.29
Net income	$2.28	$2.12	$1.29

Diluted earnings per common unit
Income from continuing operations	$2.26	$2.10	$1.29
Net income	$2.26	$2.10	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$56,476	$50,989	$38,244
Other comprehensive income (loss)
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(351)	(331)	(311)
Foreign currency translation adjustments	(5)	—	—
Reclassification adjustment for termination of derivatives	—	—	6,142
Change in fair value of cash flow hedges	—	—	2,905
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	46	7
Other comprehensive income (loss)	(356)	(285)	8,743
Comprehensive income	56,120	50,704	46,987
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	19	8	—
Comprehensive income attributable to the Operating Partnership	$56,139	$50,712	$46,987

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2009	$5,633	$522,425	$(6,995)	$521,063	$—	$521,063
Net income	312	37,932	—	38,244	—	38,244
Other comprehensive income	—	—	8,743	8,743	—	8,743
Compensation under Incentive Award Plan	—	5,848	—	5,848	—	5,848
Issuance of 32,275 common units upon exercise of options	—	1,107	—	1,107	—	1,107
Grant of 78,180 restricted units, net of forfeitures	—	—	—	—	—	—
Preferred distributions ($2.073 per preferred unit)	—	(6,219)	—	(6,219)	—	(6,219)
Common distributions ($3.09 per common unit)	(724)	(71,167)	—	(71,891)	—	(71,891)
Redemption of 3,000,000 preferred units	—	(75,000)	—	(75,000)	—	(75,000)
Balance, December 31, 2010	5,221	414,926	1,748	421,895	—	421,895
Net income	524	50,473	—	50,997	(8)	50,989
Other comprehensive loss	—	—	(285)	(285)	—	(285)
Compensation under Incentive Award Plan	—	7,291	—	7,291	—	7,291
Issuance of 13,000 general partner common units and 1,137,000 limited partner common units, net of issuance costs of $670,000	—	117,375	—	117,375	—	117,375
Issuance of 9,125 common shares upon exercise of options	—	353	—	353	—	353
Grant of 79,350 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(6)	—	(6)	6,851	6,845
Common distributions ($3.175 per common unit)	(773)	(75,258)	—	(76,031)	—	(76,031)
Balance, December 31, 2011	4,972	515,154	1,463	521,589	6,843	528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 9,425 common units upon exercise of options	—	481	—	481	—	481
Grant of 141,500 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($3.32 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$56,476	$50,989	$38,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	98,683	84,015	78,126
Impairment charges (including discontinued operations)	—	—	846
Amortization of deferred financing costs	2,313	2,143	1,286
Equity in losses of unconsolidated joint ventures	3,295	1,565	464
Distributions of cumulative earnings from unconsolidated joint ventures	1,005	499	653
Loss on termination of derivatives	—	—	6,142
Loss on early extinguishment of exchangeable debt	—	—	563
Equity-based compensation expense	10,676	7,291	5,848
Amortization of debt (premiums) and discounts, net	(1,007)	(315)	(176)
Gain on sale of outparcels of land	—	—	(161)
Net accretion of market rent rate adjustments	(348)	(454)	(950)
Straight-line rent adjustments	(3,649)	(3,829)	(2,676)
Increases (decreases) due to changes in:
Other assets	(5,447)	(9,127)	(8,781)
Accounts payable and accrued expenses	3,756	3,276	(962)
Net cash provided by operating activities	165,753	136,053	118,466
INVESTING ACTIVITIES:
Additions of rental property	(41,283)	(60,314)	(77,487)
Acquisition of rental property	—	(266,211)	—
Additions to investments in unconsolidated joint ventures	(103,041)	(25,314)	—
Termination payments related to derivatives	—	—	(6,142)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,471	701	897
Additions to deferred lease costs	(5,056)	(10,661)	(6,146)
Net proceeds from sales of real estate	—	723	2,025
Net cash used in investing activities	(147,909)	(361,076)	(86,853)
FINANCING ACTIVITIES:
Cash distributions paid	(81,834)	(76,031)	(78,110)
Contributions from partners	—	117,375	—
Payment to redeem preferred units	—	—	(75,000)
Proceeds from debt issuance	585,800	876,342	903,030
Repayments of debt	(517,271)	(687,390)	(773,600)
Additions to deferred financing costs	(2,591)	(3,431)	(6,583)
Proceeds from exercise of options	481	353	1,107
Net cash provided by (used in) financing activities	(15,415)	227,218	(29,156)
Net increase in cash and cash equivalents	2,429	2,195	2,457
Cash and cash equivalents, beginning of year	7,866	5,671	3,214
Cash and cash equivalents, end of year	$10,295	$7,866	$5,671

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2012, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.7 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 99% occupied and contained over 2,300 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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
We own the majority of the units of partnership interest issued by the Operating Partnership through our two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. Through May 31, 2011, the Tanger family, through its ownership of the Tanger Family Limited Partnership held the remaining units as a limited partner. On June 1, 2011, the Tanger Family Limited Partnership was dissolved, and the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the individual beneficial owners of the Tanger Family Limited Partnership. As a result, each such beneficial owner became an individual limited partner of the Operating Partnership (collectively the "Family Limited Partners").

As of December 31, 2012, our wholly-owned subsidiaries owned 23,515,346 units of the Operating Partnership and the Family Limited Partners collectively owned the remaining 1,190,466 units. Each unit held by the Family Limited Partners is exchangeable for four of our common shares, subject to certain limitations to preserve our status as a REIT.

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

Based on the provisions of the operating, development, leasing, and management agreements of Westgate and Deer Park, we determined that no single member has the power to direct the significant activities that affect the economic performance of the ventures and therefore, we are not required to consolidate Westgate or Deer Park. Our equity method investments in Westgate and Deer Park as of December 31, 2012 were approximately $19.1 million and $3.0 million, respectively. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and are based on the future operating performance of Westgate and Deer Park.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Family Limited Partners' percentage ownership of the Operating Partnership's units (prior to June 1, 2011, the Tanger Family Limited Partnership's percentage ownership of the Operating Partnership's units). The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on their respective ownership interest.

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

Rental Property - Rental properties are recorded at cost less accumulated depreciation. Costs incurred for the construction and development of properties, including certain overhead costs, are capitalized. The amount of overhead costs capitalized is based on our estimate of the amount of costs directly related to the construction or development of these assets. Direct costs to acquire existing centers are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and 7 years for equipment. Tenant finishing allowances are amortized over the life of the associated lease. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2012, 2011 and 2010 amounted to approximately $1.2 million, $393,000 and $1.5 million, respectively, and internal development costs capitalized amounted to $1.8 million, $1.4 million and $1.5 million, respectively. Depreciation expense related to rental property included in income from continuing operations for each of the years ended December 31, 2012, 2011 and 2010 was $73.7 million, $66.2 million and $64.5 million, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2012 and 2011, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $670,000 and $551,000, respectively.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including internal lease costs and amounts paid to third-party brokers, during 2012, 2011 and 2010 were approximately $5.1 million, $10.7 million and $6.1 million, respectively. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions. See “Rental Property” above for a discussion. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized no impairment losses during the years ended December 31, 2012 and 2011, respectively. We believe there are no unrecorded impairment losses as of December 31, 2012.

Real estate assets designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets designated as held for sale and for assets sold, which we will not have any significant continuing involvement, are included in discontinued operations for all periods presented in our results of operations.

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2012, we do not believe that any of our equity investments were impaired.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2009 - 2012 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2012, 2011 and 2010 were taxable as follows:

Common dividends per share:	2012	2011	2010
Ordinary income	$0.8293	$0.7938	$0.5361
Return of capital	0.0007	—	0.2364
	$0.8300	$0.7938	$0.7725

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net income available to the Company's shareholders	$53,228	$44,641	$34,249
Preferred share dividends paid	—	—	(6,219)
Book/tax difference on:
Depreciation and amortization	16,034	16,232	23,469
Loss on sale or disposal of real estate	(1,543)	(3,113)	(6,706)
Equity in earnings (losses) from unconsolidated joint ventures	5,037	2,482	1,326
Share-based payment compensation	(6,298)	(491)	(3,154)
Other differences	(850)	997	(5,169)
Taxable income available to common shareholders	$65,608	$60,748	$37,796

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $25.1 million and $20.8 million as of December 31, 2012 and 2011, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We receive management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue when earned over the development period. Leasing fees are charged for newly executed leases and lease renewals, and are recognized as revenue when earned. Profits from development and leasing fees received from unconsolidated affiliates are recognized as revenue to the extent of the third-party partners' ownership interest. Profits earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2012, 2011 or 2010.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2012, 2011 and 2010 amounted to $7.1 million, $13.7 million and $31.8 million, respectively. Interest paid, net of interest capitalized, in 2012, 2011 and 2010 was $46.8 million, $45.4 million and $37.6 million, respectively.

Non-cash Financing Activities - Non-cash financing activities that occurred during the 2011 period included the assumption of mortgage debt in the amount of $112.7 million, including total net premiums of $7.8 million related to the acquisitions described in Note 5.

Accounting for Equity-Based Compensation - We may issue non-qualified options and other equity-based awards under the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance.

New Accounting Pronouncements - In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance about offsetting assets and liabilities. The new disclosures require that entities disclose both gross and net information about recognized financial instruments and derivative instruments that are offset in the statement of financial position, or subject to an enforceable master netting arrangement or similar agreement irrespective of whether they are offset in the statement of financial position. The guidance will be effective prospectively for interim and annual periods beginning after January 1, 2013. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

In February 2013, FASB issued guidance establishing new requirements for disclosing reclassifications of items out of accumulated other comprehensive income ("AOCI"). Specifically, (1) disclosure is required of the changes in components of AOCI, (2) disclosure is required of the effects on individual line items in net income for each item of AOCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for AOCI items that are not reclassified in their entirety to net income. The guidance will be effective for interim and annual periods beginning after December 15, 2012. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

3.	Development of Rental Properties

Redevelopment: Hilton Head I, South Carolina

During the first quarter of 2011, we completed the redevelopment of our Hilton Head I outlet center and celebrated a grand re-opening on March 31, 2011. As of December 31, 2012, the 177,000 square foot center was 100% occupied.

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

In 2005, we sold our outlet center located in Seymour, Indiana but retained various outparcels of land at the development site, some of which we sold in recent years. In February 2010, our Board of Directors approved the sale of the remaining parcels of land. As a result of this Board approval and an approved plan to actively market the land, we recorded a non-cash impairment charge of approximately $735,000 in our consolidated statement of operations which equaled the excess of the carrying amount of the land over its fair value. We determined the fair value using a market approach considering offers that we obtained for all the various parcels less estimated closing costs. Two of the outparcels were sold during the first half of 2010 for net proceeds of approximately $200,000.

In May 2010, our Board of Directors approved the plan for our management to sell the Commerce I, Georgia outlet center. The majority of the center was sold in July 2010 for net proceeds of approximately $1.4 million. During the third quarter of 2010, we recorded a non-cash impairment charge of approximately $111,000 to lower the basis of the center to its approximate fair value based on the actual sales contracts related the center. The remaining portion of the center was sold at the end of January 2011 for net proceeds of approximately $724,000. There was no gain or loss on the sale as the impairment charge recorded during the third quarter of 2010 reduced the basis in the remaining property to its approximate fair value.

Change in Accounting Estimate

During 2009, we obtained approval from Beaufort County, South Carolina to implement a redevelopment plan at the Hilton Head I, South Carolina outlet center. Based on the redevelopment timeline, we intended to demolish the existing buildings during the second quarter of 2010. Therefore, we changed the estimated useful lives of the depreciable assets to end at the date the center was expected to be vacant in preparation for demolition. As a result of this change in useful lives, additional depreciation and amortization of approximately $9.0 million was recognized during 2010.  The accelerated depreciation and amortization reduced income from continuing operations and net income by approximately $0.10 per share for the year ended December 31, 2010. Once the demolition was completed during the second quarter of 2010, the fully depreciated assets were written-off.

4.	Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2012 and 2011 aggregated $126.6 million and $28.5 million respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2012 and December 31, 2011, we were members of the following unconsolidated real estate joint ventures:

As of December 31, 2012
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.0	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.9
Galveston/Houston	Texas City, TX	50.0%	352,705	36.7	—
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6	—
RioCan Canada	Various	50.0%	434,562	62.2	20.1
Westgate	Glendale, AZ	58.0%	332,234	19.1	32.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.8	24.3
Other			—	0.2	—
				$126.6	$325.2

As of December 31, 2011
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	656,788	$5.4	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	2.3
Galveston/Houston	Texas City, TX	50.0%	—	7.9	—
National Harbor	Washington D.C. Metro Area	50.0%	—	0.9	—
RioCan Canada	Various	50.0%	159,391	10.0	29.7
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	4.0	24.3
Other			—	0.3	—
				$28.5	$303.2

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

The following management, development, leasing and marketing fees were recognized from services provided to our unconsolidated joint ventures (in thousands):

	Year Ended December 31,
	2012	2011	2010
Fees:
Development	$427	$—	$—
Loan guarantee	80	—	—
Management and leasing	2,102	1,958	1,927
Marketing	433	163	154
Total Fees	$3,042	$2,121	$2,081

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
On December 22, 2011, Deer Park, closed on the refinancing of its mortgage and mezzanine loans. At the closing, Deer Park made a payment of $20.0 million towards the principal amount of the mortgage bringing the new balance outstanding to $231.9 million. Each of the three partners made an equity contribution to Deer Park prior to closing of $6.4 million. The $20.0 million principal payment was made from a combination of these three equity contributions totaling $19.2 million and cash available within Deer Park. The principal balance on the mezzanine loan remained at $15.0 million. The new interest rates for the mortgage and mezzanine loan are LIBOR + 3.50% and LIBOR + 5.00%, respectively. The maturity date of both the mortgage and the mezzanine loan is May 17, 2014, however the loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the calculation of its debt service coverage, which is based on information as of December 31, 2012, Deer Park was not in compliance with its coverage requirements. As a result, the lenders have the right, but not the obligation to require a principal payment in an amount sufficient to satisfy the debt service coverage test. Such principal payment, if necessary, may require additional capital contributions to Deer Park by its partners.
Deer Park Warehouse, Long Island, New York
In June 2008, we, along with our partners in Deer Park, entered into a joint venture to purchase a warehouse adjacent to the Tanger Outlet Center located in Deer Park, New York for a total purchase price of $3.3 million and obtained mortgage financing of $2.3 million. The interest only mortgage loan secured by the warehouse matured on May 17, 2011 and the joint venture did not qualify for the one year extension option. As a result, on June 1, 2012 the joint venture reduced the outstanding principal balance by $500,000 to $1.8 million and entered into a Loan Forbearance Agreement with the lender whereby the lender agreed that it would not enforce its rights under the loan documents until the trigger date of October 1, 2012 unless extended. Extension of the trigger date was contingent among other things upon delivering a fully executed contract to sell the property to an unaffiliated third-party purchaser. Although the joint venture did not meet all of the requirements for extending the trigger date, it has delivered a fully executed contract to sell the property which has been approved by the lender. Through closing, the joint venture is committed to make monthly debt service payments at an interest rate of LIBOR + 1.85%. Additional interest accrues at a rate of Prime + 5.5% less the amount paid.

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, Texas. The center grand opening occurred on October 19, 2012 and features over 85 brand name and designer outlet stores in the first phase of approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. As of December 31, 2012, we and our partner had each contributed $35.3 million in cash to the joint venture to fund development activities. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 340,000 square feet. In November 2012, the joint venture broke ground and began site development. Both parties have made initial equity contributions of $2.6 million to fund certain pre-development costs. We will provide property management, leasing and marketing services to the joint venture; and with our partner, will jointly provide site development and construction supervision services.

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

In December 2011, the RioCan joint venture purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. In connection with the purchase, the joint venture assumed the in-place financing of $29.6 million. In March 2012, the joint venture retired the outstanding loan and we contributed an additional $15.1 million to the joint venture to fund our portion of the payment.

During the first quarter of 2012, the joint venture terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.4 million.

In November 2012, the RioCan Canadian joint venture acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. The purchase price includes the assumption of mortgages totaling $18.7 million at Les Factoreries Saint-Sauveur, which carry a weighted average interest rate of 5.7% and mature in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec. The property was built in 1980, and expanded in 2006, and is approximately 116,000 square feet with the potential to expand to approximately 131,000 square feet. This outlet center features many national brands such as, Nike, Tommy Hilfiger , Reebok, Guess, Jones New York, Naturalizer and Parasuco.

The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec. The property was built in 2004 and expanded through 2011, and is approximately 163,000 square feet with the potential to expand to approximately 251,000 square feet. This outlet center features many national brands such as, Point Zero, Tommy Hilfiger, Guess, Puma, Mexx, and Urban Planet. Bromont is located at the base of Mont Brome.

Westgate, Glendale, Arizona

On May 4, 2012, we formed a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. The center grand opening occurred on November 15, 2012 and features approximately 80 brand name and designer outlet stores in the first phase of approximately 332,000 square feet, with room for expansion for a total build out of approximately 410,000 square feet. On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $48.3 million, which carries an interest rate of LIBOR + 1.75%. As of December 31, 2012, the joint venture's balance on the loan was $32.0 million. As of December 31, 2012, we had contributed $19.4 million in cash to the joint venture to fund development activities. We are providing property management, construction supervision, leasing and marketing services to the joint venture.
Wisconsin Dells, Wisconsin

In March 2005, we established the Wisconsin Dells joint venture to construct and operate a Tanger Outlet center in Wisconsin Dells, Wisconsin. In December 2012, the joint venture closed on the refinance of its $24.3 million mortgage loan. The refinanced interest-only, non-recourse mortgage loan has a 10 year term and carries an interest rate of LIBOR + 2.25%. We are providing property management, leasing and marketing services to the joint venture.

Condensed combined summary financial information of joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	As of December 31, 2012	As of December 31, 2011
Assets
Land	$110,665	$77,864
Buildings, improvements and fixtures	493,424	288,934
Construction in progress, including land	2,128	23,545
	606,217	390,343
Accumulated depreciation	(62,547)	(46,245)
Total rental property, net	543,670	344,098
Assets held for sale (1)	1,828	—
Cash and cash equivalents	21,879	7,582
Deferred lease costs, net	24,411	14,815
Deferred debt origination costs, net	5,213	7,566
Prepaids and other assets	25,350	11,687
Total assets	$622,351	$385,748
Liabilities and Owners' Equity
Mortgages payable	$325,192	$303,230
Construction trade payables	21,734	2,669
Accounts payable and other liabilities	31,944	27,246
Total liabilities	378,870	333,145
Owners' equity	243,481	52,603
Total liabilities and owners' equity	$622,351	$385,748
(1) Assets related to our Deer Park Warehouse joint venture, which is currently under contract to be sold.

Summary Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2012	2011	2010
Revenues	$54,936	$38,847	$37,858
Expenses:
Property operating	24,678	18,034	18,172
General and administrative	970	250	455
Acquisition costs	1,437	—	—
Abandoned development costs	1,447	—	—
Impairment charge (1)	420	900	—
Depreciation and amortization	19,914	14,242	14,245
	48,866	33,426	32,872
Operating income	6,070	5,421	4,986
Interest expense	14,760	10,456	6,947
Net loss	$(8,690)	$(5,035)	$(1,961)
The Company and Operating Partnership's share of:
Net loss	$(3,295)	$(1,565)	$(464)
Depreciation and asset impairments (real estate related) (1)	8,245	5,475	5,146
(1) The years ended December 31, 2012 and 2011, respectively, includes impairment charges recorded at the Deer Park Warehouse joint venture entity, of which our share is one-third based on our 33.3% ownership percentage. There has been no significant amount of income or expense associated with the activities of this entity in any of the years presented.

5.    Acquisition of Rental Property

Jeffersonville, Ohio

In June 2011, we purchased Prime Outlets at Jeffersonville, a 410,000 square foot outlet center, for $134.0 million in cash.  The cash purchase price was funded with proceeds from a $150.0 million senior, unsecured bridge loan.

Atlantic City, New Jersey and Ocean City, Maryland

During 2011, we closed on our admission as a member into four existing entities that resulted in our acquiring substantially all of the economic interests of Atlantic City Outlets The Walk (Atlantic City, New Jersey) and Ocean City Factory Outlets (Ocean City, Maryland). The combined purchase price was approximately $200.3 million, consisting of $116.8 million in cash and the assumption of $83.5 million in indebtedness.

Atlantic City Outlets The Walk is comprised of approximately 490,000 square feet and Ocean City Factory Outlets is comprised of approximately 198,000 square feet. The cash portion of the purchase price for Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit.

Hershey, Pennsylvania

In September 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 247,000 square foot outlet center, for total consideration of $56.0 million, consisting of $24.6 million in cash and the assumption of $31.4 million of indebtedness. The cash consideration included a $6.2 million loan, which is included in other assets in the consolidated balance sheets, to the noncontrolling interest holder collateralized by their ownership interest in the property. The cash consideration for The Outlets at Hershey was funded by amounts available under our unsecured lines of credit.

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

The results of operations of the acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information for the year ended December 31, 2011 is presented as if the acquisitions had been consummated as of January 1, 2010, the beginning of the previous reporting period (in thousands):

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

Below is a summary of the results of operations of the disposed property as presented in discontinued operations for the respective periods (in thousands):

Summary statements of operations - disposed properties	2012	2011	2010
Total revenues	$—	$—	$388
Total expenses	—	—	486
Discontinued operations	$—	$—	$(98)

Land Outparcel Sales

Gains on sale of outparcels are included in other income in the consolidated statements of operations. Cost is allocated to the outparcels based on the relative sales value method. Below is a summary of outparcel sales that we completed during the years ended December 31, 2012, 2011 and 2010, respectively (in thousands, except number of outparcels):

	2012	2011	2010
Number of outparcels	$—	$—	$3
Net proceeds	—	—	602
Gain on sales of outparcels included in other income	$—	$—	$161

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Deferred lease costs	$56,327	$51,271
Net above and below market leases	(1,529)	(1,450)
Below market ground leases	36,602	36,602
Other intangibles	120,808	128,100
	212,208	214,523
Accumulated amortization	(111,168)	(93,887)
Deferred lease costs and other intangibles, net	$101,040	$120,636

Amortization of deferred lease costs and other intangibles included in income from continuing operations for the years ended December 31, 2012, 2011 and 2010 was $24.1 million, $17.0 million and $12.3 million, respectively.

Estimated aggregate amortization expense of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Amount
2013	$11,124
2014	8,937
2015	7,371
2016	6,390
2017	5,146
Total	$38,968

Deferred debt origination costs, net as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Deferred debt origination costs	$16,110	$13,519
Accumulated amortization	(7,027)	(4,658)
Deferred debt origination costs, net	$9,083	$8,861

Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.1 million and $1.3 million, respectively.

8.    Debt of the Company
All of the Company's debt is held directly or indirectly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of December 31, 2012, the Operating Partnership had $178.3 million outstanding in total on these lines.
The Company also guarantees the Operating Partnership's obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.

9.    Debt of the Operating Partnership

Debt as of December 31, 2012 and 2011 consists of the following (in thousands):

			As of		As of
			December 31, 2012		December 31, 2011
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(317)	$250,000	$(417)
Senior notes	6.125%	June 2020	300,000	(1,650)	300,000	(1,820)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021-December 2026	52,212	4,495	53,826	4,894
Ocean City	5.24%	January 2016	18,540	285	18,867	375
Hershey	5.17%-8.00%	August 2015	30,631	1,581	31,252	2,165
Note payable (1)	1.50%	June 2016	10,000	(546)	10,000	(692)
Unsecured term loan (2)	LIBOR + 1.80%	February 2019	250,000	—	—	—
Unsecured lines of credit (3)	LIBOR + 1.25%	November 2015	178,306	—	357,092	—
			$1,089,689	$3,848	$1,021,037	$4,505

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	Our unsecured term loan is pre-payable without penalty beginning in February of 2015.

(3)
Our unsecured lines of credit as of December 31, 2012 bear interest at a rate of LIBOR + 1.25% and expire on November 10, 2015. We have the option to extend the lines for one additional year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2012 we were in compliance with all of our debt covenants.

2012 Transactions
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
2011 Transactions

$150.0 Million Senior Unsecured Bridge Loan

In June 2011, the Operating Partnership closed on a $150.0 million senior, unsecured bridge loan at an interest rate of LIBOR + 1.60% and used the proceeds from the loan to fund the acquisition of the Jeffersonville, Ohio outlet center. In November 2011, the Operating Partnership repaid this bridge loan in conjunction with the recast of its unsecured lines of credit, as discussed below.

Exchangeable Notes

In July 2011, the Operating Partnership issued a notice that it would redeem all outstanding senior exchangeable notes on August 18, 2011, the five year anniversary of the issuance of the notes. In response to this notice, all of the remaining noteholders exercised their exchange rights. In total during 2011, bonds in the amount of $7.2 million were exchanged and 136,360 Company common shares were issued to note holders in addition to the principal repayments.

Assumption of Mortgages Payable

In association with the acquisitions during the third and fourth quarters of 2011 described in Note 4, the Operating Partnership assumed mortgage debt in the amount of $112.7 million, including total fair value premiums of $7.8 million.

Increase In Unsecured Lines of Credit to $520.0 Million

In November 2011, the Operating Partnership amended its $400.0 million of unsecured lines of credit, increasing the total capacity to $520.0 million (of which up to $100.0 million may be borrowed in Canadian dollars) and extending the maturity through November 10, 2015.

The unsecured lines of credit include a $20.0 million liquidity line as well as a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. We have the option to extend the lines for an additional one year to November 10, 2016. As of the date of this filing, based on the Operating Partnership's long-term debt rating, the lines bear interest at a credit spread over LIBOR + 1.25% and require the payment of an annual facility fee of 0.25% on the total committed amount. Previously, the credit spread over LIBOR was 1.90% and the annual facility fee was 0.40%. The Company guarantees the Operating Partnership's obligations under these lines.

2010 Transactions

$300.0 million senior notes

In June 2010, the Operating Partnership completed a public offering of $300.0 million of 6.125% senior notes due 2020 (the "2020 Notes"). The 2020 Notes pay interest semi-annually and were priced at 99.310% of the principal amount to yield 6.219% to maturity.

Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.5 million. We used the net proceeds from the sale of the 2020 Notes to (i) repay our $235.0 million unsecured term loan due in June 2011, (ii) pay approximately $6.1 million to terminate two interest rate swap agreements associated with the term loan, (iii) repay borrowings under our unsecured lines of credit and (iv) for general working capital purposes.

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2012 are as follows (in thousands):

Calendar Year	Amount
2013	$4,633
2014	3,599
2015	460,645
2016	30,279
2017	3,004
Thereafter	587,529
Subtotal	1,089,689
Net premiums	3,848
Total	$1,093,537

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

The estimated fair value of our debt, consisting of senior unsecured notes, mortgages unsecured term loans and unsecured lines of credit, at December 31, 2012 and 2011 was $1.2 billion and $1.1 billion, respectively, and its recorded value was $1.1 billion and $1.0 billion, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

11.    Shareholders' Equity of the Company

2012 Transactions

For the year ended December 31, 2012, various Family Limited Partners exchanged a total of 1,682,507 Operating Partnership units for 6,730,028 common shares of the Company. These shares were registered by a registration statement that became effective on August 12, 2011. After the above described exchanges, the Family Limited Partners owned 1,190,466 Operating Partnership units which are exchangeable for 4,761,864 common shares of the Company.

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

12.    Partners' Equity of the Operating Partnership

At December 31, 2012 and December 31, 2011, the ownership interests of the Operating Partnership consisted of the following:

	2012	2011
Common units:
General partner	250,000	250,000
Limited partners	24,455,812	24,304,887
Total common units	24,705,812	24,554,887

When the Company issues common shares upon exercise of options or issuance of restricted share awards, the Operating Partnership issues a corresponding unit to the Company on a four shares for one unit basis.

At December 31, 2012, the Family Limited Partners owned 1,190,466 limited partnership common units which are exchangeable for 4,761,864 common shares of the Company. The Company owned the remaining limited partnership common units and all of the general partnership common units.

13.    Noncontrolling Interests

Noncontrolling interests in the Operating Partnership relate to the interests in the Operating Partnership owned by Family Limited Partners as discussed in Note 1. Family Limited Partners are holders of Operating Partnership units that may be exchanged for the Company's common shares in a ratio of one unit for four common shares of the Company. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

As discussed in Note 11, various Family Limited Partners exchanged during 2012 a total of 1,682,507 Operating Partnership units for 6,730,028 common shares of the Company and during 2011 exchanged 160,332 Operating Partnership units for 641,328 common shares of the Company. Therefore, the Company recorded an increase to additional paid-in capital of $34.9 million during 2012 to reflect the transfer of ownership interests from a noncontrolling unit holder to a shareholder of the Company's common shares. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows:

	2012	2011
Net income attributable to Tanger Factory Outlet Centers, Inc.	$53,228	$44,641
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	34,910	(9,242)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$88,138	$35,399
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

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts). Note that per share amounts reflect a two-for-one split of the Company's common shares in January 2011.

	2012	2011	2010
NUMERATOR
Income from continuing operations attributable to Tanger Factory Outlet Centers, Inc.	$53,228	$44,641	$34,334
Applicable preferred share dividends	—	—	(5,297)
Original issuance costs related to redeemed preferred shares	—	—	(2,539)
Allocation of earnings to participating securities	(784)	(684)	(598)
Income from continuing operations available to common shareholders of Tanger Factory Outlet Centers, Inc.	52,444	43,957	25,900
Discontinued operations attributable to participating securities	—	—	—
Discontinued operations attributable to Tanger Factory Outlet Centers, Inc.	—	—	(85)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$52,444	$43,957	$25,815
DENOMINATOR
Basic weighted average common shares	91,733	83,000	80,187
Effect of notional units	846	965	—
Effect of exchangeable notes	—	93	112
Effect of outstanding options	82	71	91
Diluted weighted average common shares	92,661	84,129	80,390

Basic earnings per common share:
Income from continuing operations	$0.57	$0.53	$0.32
Discontinued operations	—	—	—
Net income	$0.57	$0.53	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.57	$0.52	$0.32
Discontinued operations	—	—	—
Net income	$0.57	$0.52	$0.32
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
Outstanding senior, exchangeable notes were included in the diluted earnings per share computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of our common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per share. The remaining senior exchangeable notes were exchanged for the Company's common shares during 2011.
The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the years ended December 31, 2012 and 2011, 17,600 and 183,500 options were excluded from the computation, respectively. No options were excluded from the computation for the year ended December 31, 2010. The assumed exchange of the partnership units held by the noncontrolling interest limited partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per unit amounts):

	2012	2011	2010
NUMERATOR
Income from continuing operations available to partners of the Operating Partnership	$56,495	$50,997	$38,342
Applicable preferred unit distributions	—	—	(5,297)
Original issuance costs related to redeemed preferred units	—	—	(2,539)
Allocation of earnings to participating securities	(784)	(684)	(598)
Income from continuing operations available to common unitholders of the Operating Partnership	55,711	50,313	29,908
Discontinued operations	—	—	(98)
Net income available to common unitholders of the Operating Partnership	$55,711	$50,313	$29,810
DENOMINATOR
Basic weighted average common units	24,419	23,723	23,080
Effect of notional units	212	241	—
Effect of exchangeable notes	—	23	28
Effect of outstanding options	20	18	23
Diluted weighted average common units	24,651	24,005	23,131

Basic earnings per common unit:
Income from continuing operations	$2.28	$2.12	$1.29
Discontinued operations	—	—	—
Net income	$2.28	$2.12	$1.29

Diluted earnings per common unit:
Income from continuing operations	$2.26	$2.10	$1.29
Discontinued operations	—	—	—
Net income	$2.26	$2.10	$1.29
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issues restricted common share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued. Outstanding senior, exchangeable notes were included in the diluted earnings per unit computation, if the effect was dilutive, using the treasury stock method.  In applying the treasury stock method, the effect was dilutive if the average market price of the Company's common shares for at least 20 trading days in the 30 consecutive trading days at the end of each quarter were higher than the exchange price, which prior to redemption was $17.83 per common share.The remaining senior exchangeable notes were exchanged for the Company's common shares during 2011.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the year ended December 31, 2012 and 2011, 4,400 and 45,875 options were excluded from the computation. No options were excluded from the computation for the year ended December 31, 2010.

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

16.    Share-Based Compensation of the Company

We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. We may issue up to 15.4 million common shares under the Plan. Through December 31, 2012, we had granted 7,337,760 options, net of options forfeited, and 3,340,820 restricted common share awards, net of restricted common shares forfeited, and notional units which may result in the issuance of a maximum of 1,176,000 common shares. Shares remaining available for future issuance totaled 3,545,420 common shares. The amount and terms of the awards granted under the Plan are determined by the Share and Unit Option Committee of the Board of Directors.

During 2012, 2011 and 2010, the Board of Directors approved the grant of 346,000, 329,000 and 312,750 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over a five year period. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.
In addition, during February 2012, the Board of Directors approved the grant of 225,000 restricted common shares with a grant date fair value of $25.44 to Steven B. Tanger, our President and Chief Executive Officer, under the terms of his amended and restated Employment Agreement (the "Employment Agreement") signed on February 28, 2012. Under the terms of the Employment Agreement, the Company granted Mr. Tanger the following: 45,000 fully-vested common shares; 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and the Company achieving certain minimum total returns to shareholders.
In February 2011, the Company's Board of Directors approved the grant of 191,500 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2011 is $26.06 which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2011 grant: expected dividend yield 3.0%; expected life of 7 years; expected volatility of 32.8%; a risk-free rate of 2.9%; and forfeiture rates of 3.0% to 20.0% dependent upon the employee's position within the Company.

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

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively, as follows (in thousands):

	2012	2011	2010
Restricted common shares	$8,485	$5,227	$4,095
Notional unit performance awards	1,970	1,885	1,753
Options	209	179	—
Total share based compensation	$10,664	$7,291	$5,848
(1) For the year ended December 31, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant related to the Employment Agreement described above.

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2012, 2011 and 2010 was $368,000, $234,000 and $393,000, respectively.

Options outstanding at December 31, 2012 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$9.71	41,000	$9.71	1.32	41,000	$9.71
$11.81	12,000	11.81	1.84	12,000	11.81
$26.06	162,800	26.06	8.14	28,000	26.06
	215,800	$22.16	6.50	81,000	$15.67

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2012 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2011	261,200	$20.92
Granted	—	—
Exercised	(37,700)	12.74
Forfeited	(7,700)	26.06
Outstanding as of December 31, 2012	215,800	$22.16	6.50	$2,583

Vested and Expected to Vest as of
December 31, 2012	182,762	$21.46	6.20	$2,316

Exercisable as of December 31, 2012	81,000	$15.67	3.74	$1,495

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $716,000, $652,000 and $1.7 million, respectively.

The following table summarizes information related to unvested restricted common shares outstanding as of December 31, 2012:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2011	791,337	$20.93
Granted	571,000	27.90
Vested	(309,344)	21.92
Forfeited	(5,000)	29.50
Unvested at December 31, 2012	1,047,993	$24.39

The total value of restricted common shares vested during the years ended 2012, 2011 and 2010 was $10.6 million, $7.1 million and $4.7 million, respectively.

As of December 31, 2012, there was $20.0 million of total unrecognized compensation cost related to unvested common share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

17.    Equity-Based Compensation of the Operating Partnership

As discussed in Note 16, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When common shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. The maximum units that may be issued to the Company due to equity awards granted by the Company are limited by the Plan to 15.4 million of the Company's common shares, or in terms of units, 3,850,000 units. Units available to satisfy future equity based awards by the Company at December 31, 2012 totaled 886,355.

The tables below set forth the unit based compensation expense and other related information as recognized in the Operating Partnership's consolidated financial statements.

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively, as follows (in thousands):

	2012	2011	2010
Restricted units (1)	$8,485	$5,227	$4,095
Notional unit performance awards	1,970	1,885	1,753
Options	209	179	—
Total equity based compensation	$10,664	$7,291	$5,848
(1) For the twelve months ended December 31, 2012, includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately pursuant to the Employment Agreement as described in footnote 16.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2012, 2011 and 2010 was $368,000, $234,000 and $393,000, respectively.

Options outstanding at December 31, 2012 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$38.83	10,250	$38.83	1.32	10,250	$38.83
$47.25	3,000	47.25	1.84	3,000	47.25
$104.24	40,700	104.24	8.14	7,000	104.24
	53,950	$88.64	6.50	20,250	$62.69

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2012 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Units	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2011	65,300	$83.66
Granted	—	—
Exercised	(9,425)	50.96
Forfeited	(1,925)	104.24
Outstanding as of December 31, 2012	53,950	$88.64	6.50	$2,583

Vested and Expected to Vest as of
December 31, 2012	45,691	$85.82	6.20	$2,316

Exercisable as of December 31, 2012	20,250	$62.69	3.74	$1,495

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $716,000, $652,000 and $1.7 million, respectively.

The following table summarizes information related to unvested restricted units outstanding as of December 31, 2012:

Unvested Restricted Units	Number of units	Weighted average grant date fair value
Unvested at December 31, 2011	197,834	$83.70
Granted	142,750	111.59
Vested	(77,336)	87.69
Forfeited	(1,250)	118.00
Unvested at December 31, 2012	261,998	$97.56

The total value of restricted units vested during the years ended 2012, 2011 and 2010 was $10.6 million, $7.1 million and $4.7 million, respectively.

As of December 31, 2012, there was $20.0 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

18.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Advertising and promotion	$23,051	$21,880	$20,245
Common area maintenance	53,179	48,333	43,218
Real estate taxes	19,842	16,710	15,593
Other operating expenses	15,088	13,323	13,842
	$111,160	$100,246	$92,898

19.    Lease Agreements

We are the lessor of over 2,300 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2013 to 2032. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2012, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2013	$207,650
2014	181,391
2015	159,730
2016	131,306
2017	101,993
Thereafter	231,946
$1,014,016

20.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2013 to 2101. Annual rental payments for these leases totaled approximately $5.8 million, $6.1 million and $5.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2013	$5,329
2014	4,943
2015	4,671
2016	4,566
2017	4,553
Thereafter	264,796
$288,858
Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $14.3 million at December 31, 2012. Commitments for construction represent only those costs contractually required to be paid by us.

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

Fees paid to the Vernon Law Firm were approximately $1.6 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. Effective June 1, 2011, upon dissolution of the Tanger Family Limited Partnership, Mr. Vernon was no longer considered a related party.
For the years ended December 31, 2011 and 2010, Tanger Family Limited Partnership received quarterly distributions of earnings totaling $4.8 million and $9.4 million, respectively.
On June 1, 2011, the Tanger Family Limited Partnership was dissolved in connection with the settling of the estate of Stanley K. Tanger. Upon dissolution of the Tanger Family Limited Partnership, the units of the Operating Partnership owned by the Tanger Family Limited Partnership were distributed to the Family Limited Partners, who are primarily the descendants of Stanley Tanger (including Steven Tanger, the Company's Chief Executive Officer), their spouses or former spouses or their children and/or trusts for their benefit. Each such individual beneficial owner is now an individual limited partner of the Operating Partnership, and each has the ability to exchange their Operating Partnership units for the Company's common shares in the ratio of one Operating Partnership unit for four Company common shares. During 2012 and 2011, a total of 1,842,839 Operating Partnership units were exchanged by certain Family Limited Partners for 7,371,356 Company common shares.

22.    Subsequent Events

In February 2013, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2013 Outperformance Plan (the “2013 OPP"). The 2013 OPP provides for the grant of performance shares under the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. Under the 2013 OPP, the Company will grant an aggregate of 315,150 performance shares to award recipients, which may convert, subject to the achievement of certain goals, into a maximum of 315,150 restricted common shares of the Company based on the Company’s absolute share price appreciation and its share price appreciation relative to its peer group, over the three-year measurement period from January 1, 2013 through December 31, 2015.

The 2013 OPP is a long-term incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 315,150 restricted common shares of the Company based on the Company’s share price appreciation (or total shareholder return) over three years beginning on January 1, 2013. The maximum number of shares will be earned under this plan if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the three-year measurement period and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period. The Company expects that the maximum value of the awards, if the Company achieves or exceeds the 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period, will equal approximately $13.25 million.

Any shares earned on December 31, 2015 are also subject to a time based vesting schedule. 50% of the shares will vest on January 4, 2016 and the remaining 50% will vest on January 3, 2017, contingent upon continued employment with the Company through the vesting dates.

With respect to 70% of the performance shares (or 220,605 shares), 33.33% of this portion of the award (or 73,528 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award (or 147,077 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 30%, and 100.00% of this portion of the award (or 220,605 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 30% of the performance shares (or 94,545 shares), 33.33% of this portion of the award (or 31,512 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award (or 63,033 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100.00% of this portion of the award (or 94,545 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group will be based on the SNL Equity REIT index.

The performance shares will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period.

23.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summary quarterly financial information for the years ended December 31, 2012 and 2011 (unaudited and in thousands, except per common share data) (1). This information is not required for the Operating Partnership. Also, note that all per share amounts reflect the Company's two for one split of its common shares effective January 24, 2011:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$84,243	$87,335	$90,483	$94,936
Operating income	22,620	25,736	29,042	32,187
Income from continuing operations	8,834	12,458	16,170	19,014
Net income	8,834	12,458	16,170	19,014
Income attributable to Tanger Factory Outlet Centers, Inc.	8,128	11,717	15,237	18,056
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	7,970	11,508	15,118	17,848

Basic earnings per share available to common shareholders

Income from continuing operations	$0.09	$0.13	$0.16	$0.19
Net income	$0.09	$0.13	$0.16	$0.19

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.09	$0.12	$0.16	$0.19
Net income	$0.09	$0.12	$0.16	$0.19
(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$70,739	$72,101	$83,243	$89,140
Operating income	21,174	22,319	26,177	28,266
Income from continuing operations	10,817	10,842	14,192	15,138
Net income	10,817	10,842	14,192	15,138
Income attributable to Tanger Factory Outlet Centers, Inc.	9,398	9,422	12,464	13,357
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	9,206	8,257	12,300	13,194

Basic earnings per share available to common shareholders

Income from continuing operations	$0.11	$0.11	$0.14	$0.15
Net income	$0.11	$0.11	$0.14	$0.15

Diluted earnings per share available to common shareholders

Income from continuing operations	$0.11	$0.11	$0.14	$0.15
Net income	$0.11	$0.11	$0.14	$0.15

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2012 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2012 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$56,707	$—	$125,988	$—	$1,153	$—	$127,141	$127,141	$7,066	2011 (3)	(2)
Barstow	Barstow, CA	—	3,281	12,533	—	19,796	3,281	32,329	35,610	16,362	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	5,185	1,963	14,609	16,572	7,221	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	13,974	4,803	39,014	43,817	23,770	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	7,763	10,353	56,640	66,993	16,618	2006	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	30,199	1,969	44,245	46,214	24,736	1995	(2)
Foley	Foley, AL	—	4,400	82,410	693	40,549	5,093	122,959	128,052	34,349	2003 (3)	(2)
Gonzales	Gonzales, LA	—	679	15,895	—	25,433	679	41,328	42,007	21,802	1992	(2)
Hershey	Hershey, PA	32,213	3,673	48,186	—	1,884	3,673	50,070	53,743	2,702	2011(3)	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	31,161	4,753	31,161	35,914	3,345	2011	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	7,523	5,128	28,191	33,319	9,281	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	9,707	2,250	44,957	47,207	15,096	2002 (3)	(2)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	4,825	2,752	116,101	118,853	5,928	2011(3)	(2)
Kittery I	Kittery, ME	—	1,242	2,961	229	2,357	1,471	5,318	6,789	4,288	1986	(2)
Kittery II	Kittery, ME	—	1,451	1,835	—	769	1,451	2,604	4,055	2,181	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	17,032	3,691	36,939	40,630	22,342	1994 (3)	(2)
Lincoln City	Lincoln City, OR	—	6,268	28,663	267	8,726	6,535	37,389	43,924	12,532	2003 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	26,454	2,558	38,255	40,813	19,366	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	676	8,821	54,038	62,859	6,914	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	4,612	—	85,345	85,345	14,165	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	34,708	10,236	91,802	102,038	24,620	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	5,089	1,853	11,768	13,621	6,281	1997 (3)	(2)
Ocean City	Ocean City, MD	18,825	—	16,334	—	5,142	—	21,476	21,476	1,405	2011(3)	(2)
Park City	Park City, UT	—	6,900	33,597	343	17,996	7,243	51,593	58,836	15,324	2003 (3)	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	27,218	22,475	101,427	123,902	29,175	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	85,263	6,152	121,637	127,789	66,807	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	46,047	1,817	55,487	57,304	31,573	1993	(2)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2012 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2012 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Sanibel	Sanibel, FL	—	4,916	23,196	—	12,463	4,916	35,659	40,575	17,368	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	36,563	—	55,058	55,058	26,788	1997 (3)	(2)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	8,455	523	21,887	22,410	15,944	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	9,293	1,829	34,131	35,960	11,202	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	3,722	1,643	19,150	20,793	6,433	2003 (3)	(2)
Washington	Washington, PA	—	5,528	91,288	3	10,201	5,531	101,489	107,020	24,184	2008	(2)
West Branch	West Branch, MI	—	319	3,428	120	9,221	439	12,649	13,088	8,280	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	5,532	10,497	32,523	43,020	10,337	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	716	16,198	1,422	22,979	24,401	17,075	1991	(2)
		$107,745	$132,178	$1,206,459	$15,824	$592,891	$148,002	$1,799,350	$1,947,352	$582,859

(1)	Aggregate cost for federal income tax purposes is approximately $2.0 billion.

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

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2012
(in thousands)

The changes in total real estate for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balance, beginning of year	$1,916,045	$1,576,214	$1,507,870
Acquisitions	—	304,572	—
Improvements	34,633	42,161	95,185
Impairment charge	—	—	(846)
Dispositions and assets held for sale	(3,326)	(6,902)	(25,995)
Balance, end of year	$1,947,352	$1,916,045	$1,576,214

The changes in accumulated depreciation for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balance, beginning of year	$512,485	$453,145	$412,530
Depreciation for the period	73,700	66,242	64,543
Impairment charge	—	—	—
Dispositions and assets held for sale	(3,326)	(6,902)	(23,928)
Balance, end of year	$582,859	$512,485	$453,145