Form 10-Q
period 2013-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2013-05-09
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 30, 2013, there were 94,415,137 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of March 31, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,603,784 units of the Operating Partnership and the Family Limited Partners collectively owned 1,186,921 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on December 28, 2004 and January 24, 2011, the exchange ratio was one for one.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders' Equity and Partners' Equity;

•	Share-Based Compensation of the Company and Equity-Based Compensation of the Operating Partnership;

•	Earnings Per Share and Earnings Per Unit;

•	Accumulated Other Comprehensive Income of the Company and the Operating Partnership

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,802,160	1,796,042
Construction in progress	6,336	3,308
	1,956,498	1,947,352
Accumulated depreciation	(600,713)	(582,859)
Total rental property, net	1,355,785	1,364,493
Cash and cash equivalents	2,691	10,335
Investments in unconsolidated joint ventures	133,982	126,632
Deferred lease costs and other intangibles, net	97,328	101,040
Deferred debt origination costs, net	8,534	9,083
Prepaids and other assets	63,353	60,842
Total assets	$1,661,673	$1,672,425
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,897 and $1,967, respectively)	$548,103	$548,033
Unsecured term loans (net of discount of $509 and $547, respectively)	259,491	259,453
Mortgages payable (including premiums of $6,085 and $6,362, respectively)	105,346	107,745
Unsecured lines of credit	174,917	178,306
Total debt	1,087,857	1,093,537
Construction trade payables	7,744	7,084
Accounts payable and accrued expenses	37,957	41,149
Other liabilities	16,676	16,780
Total liabilities	1,150,234	1,158,550
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 94,415,137 and 94,061,384 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	944	941
Paid in capital	768,702	766,056
Accumulated distributions in excess of net income	(289,880)	(285,588)
Accumulated other comprehensive income	1,179	1,200
Equity attributable to Tanger Factory Outlet Centers, Inc.	480,945	482,609
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	24,184	24,432
Noncontrolling interests in other consolidated partnerships	6,310	6,834
Total equity	511,439	513,875
Total liabilities and equity	$1,661,673	$1,672,425

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Base rentals	$59,244	$57,219
Percentage rentals	2,017	1,744
Expense reimbursements	25,306	23,673
Other income	2,122	1,607
Total revenues	88,689	84,243
Expenses
Property operating	28,135	26,088
General and administrative	9,572	10,020
Acquisition costs	179	—
Depreciation and amortization	22,288	25,515
Total expenses	60,174	61,623
Operating income	28,515	22,620
Interest expense	12,876	12,334
Income before equity in earnings (losses) of unconsolidated joint ventures	15,639	10,286
Equity in earnings (losses) of unconsolidated joint ventures	590	(1,452)
Net income	16,229	8,834
Noncontrolling interests in Operating Partnership	(789)	(713)
Noncontrolling interests in other consolidated partnerships	(1)	7
Net income attributable to Tanger Factory Outlet Centers, Inc.	$15,439	$8,128

Basic earnings per common share
Net income	$0.16	$0.09
Diluted earnings per common share
Net income	$0.16	$0.09

Dividends paid per common share	$0.21	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net income	$16,229	$8,834
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(90)	(86)
Foreign currency translation adjustments	68	(6)
Other comprehensive loss	(22)	(92)
Comprehensive income	16,207	8,742
Comprehensive income attributable to noncontrolling interests	(789)	(700)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$15,418	$8,042
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	53,228	—	53,228	3,267	(19)	56,476
Other comprehensive loss	—	—	—	(335)	(335)	(21)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	—	10,676	—	—	10,676
Issuance of 37,700 common shares upon exercise of options	—	481	—	—	481	—	—	481
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	34,910	—	—	34,910	(34,910)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(10)	—	—	(10)	—	10	—
Exchange of 1,682,507 Operating Partnership units for 6,730,028 common shares	68	(68)	—	—	—	—	—	—
Common dividends ($0.8300 per share)	—	—	(76,903)	—	(76,903)	—	—	(76,903)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	(4,931)	—	(4,931)
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except share and per share data, unaudited) (Continued)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	15,439	—	15,439	789	1	16,229
Other comprehensive loss	—	—	—	(21)	(21)	(1)	—	(22)
Compensation under Incentive Award Plan	—	2,496	—	—	2,496	—	—	2,496
Issuance of 7,200 common shares upon exercise of options	—	117	—	—	117	—	—	117
Grant of 337,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	36	—	—	36	(36)	—	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 3,545 Operating Partnership units for 14,180 common shares	—	—	—	—	—	—	—	—
Common dividends ($.21 per share)	—	—	(19,731)	—	(19,731)	—	—	(19,731)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(1,000)	—	(1,000)
Balance, March 31, 2013	$944	$768,702	$(289,880)	$1,179	$480,945	$24,184	$6,310	$511,439

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$16,229	$8,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,288	25,515
Amortization of deferred financing costs	603	561
Equity in (earnings) losses of unconsolidated joint ventures	(590)	1,452
Distributions of cumulative earnings from unconsolidated joint ventures	293	237
Share-based compensation expense	2,460	3,391
Amortization of debt (premiums) and discounts, net	(259)	(248)
Net accretion of market rent rate adjustments	(27)	(234)
Straight-line rent adjustments	(1,088)	(997)
Changes in other assets and liabilities:
Other assets	(1,313)	(1,287)
Accounts payable and accrued expenses	(3,305)	5,373
Net cash provided by operating activities	35,291	42,597
INVESTING ACTIVITIES
Additions to rental property	(8,495)	(8,335)
Additions to investments in unconsolidated joint ventures	(9,751)	(21,371)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,221	63
Additions to deferred lease costs	(648)	(1,329)
Net cash used in investing activities	(17,673)	(30,972)
FINANCING ACTIVITIES
Cash dividends paid	(19,731)	(18,156)
Distributions to noncontrolling interests in Operating Partnership	(1,000)	(1,488)
Proceeds from debt issuances	80,246	341,781
Repayments of debt	(84,313)	(328,432)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—
Additions to deferred financing costs	(56)	(2,483)
Proceeds from exercise of options	117	46
Net cash used in financing activities	(25,262)	(8,732)
Net increase (decrease) in cash and cash equivalents	(7,644)	2,893
Cash and cash equivalents, beginning of period	10,335	7,894
Cash and cash equivalents, end of period	$2,691	$10,787
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Rental property
Land	$148,002	$148,002
Buildings, improvements and fixtures	1,802,160	1,796,042
Construction in progress	6,336	3,308
	1,956,498	1,947,352
Accumulated depreciation	(600,713)	(582,859)
Total rental property, net	1,355,785	1,364,493
Cash and cash equivalents	2,612	10,295
Investments in unconsolidated joint ventures	133,982	126,632
Deferred lease costs and other intangibles, net	97,328	101,040
Deferred debt origination costs, net	8,534	9,083
Prepaids and other assets	62,832	60,408
Total assets	$1,661,073	$1,671,951
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,897 and $1,967, respectively)	$548,103	$548,033
Unsecured term loans (net of discount of $509 and $547, respectively)	259,491	259,453
Mortgages payable (including premiums of $6,085 and $6,362, respectively)	105,346	107,745
Unsecured lines of credit	174,917	178,306
Total debt	1,087,857	1,093,537
Construction trade payables	7,744	7,084
Accounts payable and accrued expenses	37,357	40,675
Other liabilities	16,676	16,780
Total liabilities	1,149,634	1,158,076
Commitments and contingencies
Equity
Partners' Equity
General partner	4,676	4,720
Limited partners	499,368	501,214
Accumulated other comprehensive income	1,085	1,107
Total partners' equity	505,129	507,041
Noncontrolling interests in consolidated partnerships	6,310	6,834
Total equity	511,439	513,875
Total liabilities and equity	$1,661,073	$1,671,951
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Base rentals	$59,244	$57,219
Percentage rentals	2,017	1,744
Expense reimbursements	25,306	23,673
Other income	2,122	1,607
Total revenues	88,689	84,243
Expenses
Property operating	28,135	26,088
General and administrative	9,572	10,020
Acquisition costs	179	—
Depreciation and amortization	22,288	25,515
Total expenses	60,174	61,623
Operating income	28,515	22,620
Interest expense	12,876	12,334
Income before equity in earnings (losses) of unconsolidated joint ventures	15,639	10,286
Equity in earnings (losses) of unconsolidated joint ventures	590	(1,452)
Net income	16,229	8,834
Noncontrolling interests in consolidated partnerships	(1)	7
Net income available to partners	16,228	8,841
Net income available to limited partners	16,062	8,750
Net income available to general partner	$166	$91

Basic earnings per common unit:
Net income	$0.66	$0.36
Diluted earnings per common unit:
Net income	$0.65	$0.35

Distribution paid per common unit	$0.84	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net income	$16,229	$8,834
Other comprehensive loss
Reclassification adjustment for amortization of gain on settlement of US treasury rate lock included in net income	(90)	(86)
Foreign currency translation adjustments	68	(6)
Other comprehensive loss	(22)	(92)
Comprehensive income	16,207	8,742
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	1	7
Comprehensive income attributable to the Operating Partnership	$16,208	$8,749
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 9,425 common units upon exercise of options	—	481	—	481	—	481
Grant of 141,500 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($3.32 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	4,720	501,214	1,107	507,041	6,834	513,875
Net income	166	16,062	—	16,228	1	16,229
Other comprehensive loss	—	—	(22)	(22)	—	(22)
Compensation under Incentive Award Plan	—	2,496	—	2,496	—	2,496
Issuance of 1,800 common units upon exercise of options	—	117	—	117	—	117
Grant of 84,343 restricted units, net of forfeitures	—	—	—	—	—	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($.84 per common unit)	(210)	(20,521)	—	(20,731)	—	(20,731)
Balance, March 31, 2013	$4,676	$499,368	$1,085	$505,129	$6,310	$511,439

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$16,229	$8,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,288	25,515
Amortization of deferred financing costs	603	561
Equity in (earnings) losses of unconsolidated joint ventures	(590)	1,452
Distributions of cumulative earnings from unconsolidated joint ventures	293	237
Equity-based compensation expense	2,460	3,391
Amortization of debt (premiums) and discounts, net	(259)	(248)
Net accretion of market rent rate adjustments	(27)	(234)
Straight-line rent adjustments	(1,088)	(997)
Changes in other assets and liabilities:
Other assets	(1,226)	(1,072)
Accounts payable and accrued expenses	(3,431)	5,114
Net cash provided by operating activities	35,252	42,553
INVESTING ACTIVITIES
Additions to rental property	(8,495)	(8,335)
Additions to investments in unconsolidated joint ventures	(9,751)	(21,371)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,221	63
Additions to deferred lease costs	(648)	(1,329)
Net cash used in investing activities	(17,673)	(30,972)
FINANCING ACTIVITIES
Cash distributions paid	(20,731)	(19,644)
Proceeds from debt issuances	80,246	341,781
Repayments of debt	(84,313)	(328,432)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—
Additions to deferred financing costs	(56)	(2,483)
Proceeds from exercise of options	117	46
Net cash used in financing activities	(25,262)	(8,732)
Net increase (decrease) in cash and cash equivalents	(7,683)	2,849
Cash and cash equivalents, beginning of period	10,295	7,866
Cash and cash equivalents, end of period	$2,612	$10,715
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2013, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.8 million square feet. We also had partial ownership interests in 7 outlet centers totaling approximately 2.1 million square feet, including 3 outlet centers in Canada.
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

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.
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

Noncontrolling interests relate to the interests in the Operating Partnership owned by Family Limited Partners and interests in consolidated partnerships not wholly-owned by the Company or the Operating Partnership. Family Limited Partners are holders of Operating Partnership units that may be exchanged for the Company's common shares in a ratio of one unit for four common shares. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

Certain amounts related to reimbursements of payroll related expenses from unconsolidated joint ventures in the statement of operations for the three months ended March 31, 2012 have been reclassified to the caption “expense reimbursements” from the caption “other income” to conform to the presentation of the consolidated statement of operations presented for the three months ended March 31, 2013.

3. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of March 31, 2013 and December 31, 2012 aggregated $134.0 million and $126.6 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At March 31, 2013 and December 31, 2012, we were members of the following unconsolidated real estate joint ventures:

As of March 31, 2013
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$2.4	$246.9
Galveston/Houston	Texas City, Texas	50.0%	352,705	39.8	—
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6	—
RioCan Canada	Various	50.0%	434,562	66.8	19.5
Westgate	Glendale, Arizona	58.0%	332,234	19.6	38.6
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,086	2.6	24.3
Other			—	0.2	—
				$134.0	$329.3

As of December 31, 2012
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.0	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.9
Galveston/Houston	Texas City, TX	50.0%	352,705	36.7	—
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6	—
RioCan Canada	Various	50.0%	434,562	62.2	20.1
Westgate	Glendale, AZ	58.0%	332,234	19.1	32.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.8	24.3
Other			—	0.2	—
				$126.6	$325.2
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

The following management, development, leasing and marketing fees were recognized from services provided to our unconsolidated joint ventures (in thousands):

	Three months ended March 31,
	2013	2012
Fee:
Development	$71	$—
Loan Guarantee	40	—
Management and leasing	844	479
Marketing	110	53
Total Fees	$1,065	$532
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
Deer Park, Long Island, New York

In December 2011, the joint venture refinanced its mortgage and mezzanine loans, totaling $246.9 million. The non-default interest rates for the mortgage and mezzanine loans are LIBOR + 3.50% and LIBOR + 5.00%, respectively and both loans mature on May 17, 2014. The loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the administrative agent bank's calculation of Deer Park's debt service coverage ratio utilizing financial information as of December 31, 2012, the joint venture was not in compliance with the coverage ratio. As a result, on March 22, 2013, the lender group placed Deer Park in default. The lenders have advised the joint venture that a principal payment of approximately $14.2 million would satisfy the debt service coverage test. Such principal payment would require additional capital contributions to Deer Park by its partners. Deer Park does not agree with the lender's principal payment computation and believes the principal payment required could be substantially less. As a result, no capital contributions have been authorized by the managing member of Deer Park. The managing member continues to work with the administrative agent bank of the lender group to negotiate a resolution. The lenders have also notified Deer Park that the default interest rates will continue to accrue until the default is cured. The default interest rates for the mortgage and mezzanine loans are PRIME + 7.5% and LIBOR + 9%, respectively.

The Company and its two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate.

In addition, the managing member delivered to us a revocable notice of termination of our property management agreement with Deer Park that purports to be effective September 1, 2013. We believe the decision to terminate was improper and we continue to manage the property. We are in discussions with our partners on these management issues as well as the matters with the lenders described above. There can be no assurance that we will be able to resolve these matters on favorable terms.

Deer Park Warehouse, Long Island, New York
In March 2013, in connection with the Loan Forbearance Agreement signed in 2012 with the lender to the joint venture, the warehouse property was sold for approximately $1.2 million. The proceeds were used to satisfy the terms of the forbearance agreement. There was no impact to the net income of the joint venture as a result of this sale and the retirement of the associated mortgage debt.

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

RioCan Canada

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land purchase will be used as the site for the joint venture's expansion of the Cookstown Outlet Mall which we expect to begin during the second quarter of 2013.

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

The operating, development, leasing, and management agreements of Westgate and Deer Park provide that the activities that most significantly impact the economic performance of the ventures require either unanimous consent or, for certain activities related to Deer Park, majority consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting for both Westgate and Deer Park. Our equity method investments in Westgate and Deer Park as of March 31, 2013 were approximately $19.6 million and $2.4 million, respectively. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Deer Park.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	March 31, 2013	December 31, 2012
Assets
Land	$95,748	$96,455
Buildings, improvements and fixtures	495,958	493,424
Construction in progress, including land	21,974	16,338
	613,680	606,217
Accumulated depreciation	(68,667)	(62,547)
Total rental property, net	545,013	543,670
Assets held for sale (1)	—	1,828
Cash and cash equivalents	20,531	21,879
Deferred lease costs, net	23,080	24,411
Deferred debt origination costs, net	4,399	5,213
Prepaids and other assets	24,900	25,350
Total assets	$617,923	$622,351
Liabilities and Owners' Equity
Mortgages payable	$329,262	$325,192
Construction trade payables	14,232	21,734
Accounts payable and other liabilities	16,726	31,944
Total liabilities	360,220	378,870
Owners' equity	257,703	243,481
Total liabilities and owners' equity	$617,923	$622,351
(1) Assets related to our Deer Park Warehouse joint venture that were sold in March 2013.

	Three months ended
Summary Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2013	2012
Revenues	$21,395	$11,658
Expenses
Property operating	8,803	4,891
General and administrative	485	163
Acquisition costs	421	704
Abandoned development costs	—	954
Depreciation and amortization	7,384	4,608
Total expenses	17,093	11,320
Operating income	4,302	338
Interest expense	4,052	3,829
Net income (loss)	$250	$(3,491)

The Company and Operating Partnership's share of:
Net income (loss)	$590	$(1,452)
Depreciation and impairment charge (real estate related)	$3,173	$1,815

4. Debt of the Company
All of the Company's debt is held directly by the Operating Partnership.
The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of March 31, 2013 and December 31, 2012, the Operating Partnership had amounts outstanding on these lines totaling $174.9 million and $178.3 million, respectively.
The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.
5. Debt of the Operating Partnership
The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2013		December 31, 2012
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(291)	$250,000	$(317)
Senior notes	6.125%	June 2020	300,000	(1,606)	300,000	(1,650)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021- December 2026	50,346	4,385	52,212	4,495
Ocean City	5.24%	January 2016	18,451	263	18,540	285
Hershey	5.17%-8.00%	August 2015	30,464	1,437	30,631	1,581
Note payable (1)	1.50%	June 2016	10,000	(509)	10,000	(546)
Unsecured term loan (2)	LIBOR + 1.80%	February 2019	250,000	—	250,000	—
Unsecured lines of credit (3)	LIBOR + 1.25%	November 2015	174,917	—	178,306	—
			$1,084,178	$3,679	$1,089,689	$3,848

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	Our unsecured term loan is pre-payable without penalty beginning in February of 2015.

(3)
Our unsecured lines of credit as of March 31, 2013 bear interest at a rate of LIBOR + 1.25% and expire on November 10, 2015. We have the option to extend the lines for one additional year to November 10, 2016. These lines require a facility fee payment of 0.25% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2013 we were in compliance with all of our debt covenants.

Debt Maturities
Maturities of the existing long-term debt as of March 31, 2013 are as follows (in thousands):

Calendar Year	Amount
2013	$2,564
2014	3,603
2015	457,260
2016	30,283
2017	3,008
Thereafter	587,460
Subtotal	1,084,178
Net premiums	3,679
Total	$1,087,857

6. Shareholders' Equity of the Company

Throughout the first three months of 2013, Family Limited Partners exchanged a total of 3,545 Operating Partnership units for 14,180 common shares of the Company. After the above described exchanges, the Family Limited Partners owned 1,186,921 Operating Partnership units which were exchangeable for 4,747,684 common shares of the Company.

7. Partners' Equity of the Operating Partnership
The ownership interests of the Operating Partnership as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Common units:
General partner	250,000	250,000
Limited partners	24,540,705	24,455,812
Total common units	24,790,705	24,705,812

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit of partnership interest to the Company for every four common shares issued.

8. Share-Based Compensation of the Company
We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During the first three months of 2013, the Company's Board of Directors approved grants of 349,373 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards was $36.05 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.
In February 2013, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2013 Outperformance Plan (the “2013 OPP"). The 2013 OPP provides for the grant of performance shares under the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. Under the 2013 OPP, the Company granted an aggregate of 315,150 performance shares to award recipients, which may convert, subject to the achievement of certain goals, into a maximum of 315,150 restricted common shares of the Company based on the Company’s absolute share price appreciation and its share price appreciation relative to its peer group, over the three-year measurement period from January 1, 2013 through December 31, 2015.

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

With respect to 70% of the performance shares (or 220,605 shares), 33.33% of this portion of the award (or 73,535 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award (or 147,070 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 30%, and 100.00% of this portion of the award (or 220,605 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 30% of the performance shares (or 94,545 shares), 33.33% of this portion of the award (or 31,515 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award (or 63,030 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100.00% of this portion of the award (or 94,545 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group will be based on the SNL Equity REIT index.

The performance shares will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period. The compensation expense is amortized using the graded vesting attribution method over the requisite service period. The fair value of the awards are calculated using a Monte Carlo simulation pricing model.
We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2013	2012
Restricted common shares (1)	$1,889	$2,850
Notional unit performance awards	528	489
Options	43	52
Total share-based compensation	$2,460	$3,391
(1) For the three months ended March 31, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant under the terms of the amended and restated Employment Agreement (the "Employment Agreement") for Steven B. Tanger, our President and Chief Executive Officer.

The following table summarizes information related to unvested restricted common shares outstanding as of March 31, 2013:

Unvested Restricted Common Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2012	1,047,993	$24.39
Granted	349,373	31.01
Vested	(289,400)	22.35
Forfeited	(12,000)	25.61
Unvested at March 31, 2013	1,095,966	$27.03

The total value of restricted common shares vested during the three months ended March 31, 2013 and March 31, 2012 was $9.6 million and $7.9 million, respectively.
As of March 31, 2013, there was $36.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.
9. Equity-Based Compensation of the Operating Partnership
As discussed in Note 8, the Operating Partnership and the Company have a joint plan whereby equity based and performance based awards may be granted to directors, officers and employees. When common shares are issued by the Company, the Operating Partnership issues corresponding units to the Company based on the current exchange ratio as provided by the Operating Partnership agreement. Based on the current exchange ratio, each unit in the Operating Partnership is equivalent to four common shares of the Company. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
Restricted units	2013	2012
Restricted units (1)	$1,924	$2,850
Notional unit performance awards	506	489
Options	52	52
Total equity-based compensation	$2,482	$3,391
(1) For the three months ended March 31, 2012, includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately upon grant under the terms of the Employment Agreement for Steven B. Tanger, our President and Chief Executive Officer.

The following table summarizes information related to unvested restricted units outstanding as of March 31, 2013:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2012	261,998	$97.56
Granted	87,343	124.04
Vested	(72,350)	89.40
Forfeited	(3,000)	102.44
Unvested at March 31, 2013	273,991	$108.12

The total value of restricted units vested during the three months ended March 31, 2013 and March 31, 2012, was $9.6 million and $7.9 million, respectively.

As of March 31, 2013, there was $36.8 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.
10. Earnings Per Share of the Company
The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$15,439	$8,128
Less allocation of earnings to participating securities	(194)	(158)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$15,245	$7,970
Denominator
Basic weighted average common shares	93,132	89,671
Effect of notional units	805	1,096
Effect of outstanding options and restricted common shares	106	65
Diluted weighted average common shares	94,043	90,832
Basic earnings per common share:
Net income	$0.16	$0.09
Diluted earnings per common share:
Net income	$0.16	$0.09
The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.
The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended March 31, 2013, no options were excluded from the computation. For the three months ended March 31, 2012, 174,600 options were excluded from the computation. The assumed exchange of the partnership units held by the noncontrolling interest limited partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.
Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of these unvested restricted common share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards based on dividends declared and the unvested restricted common shares' participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents, are included in the diluted earnings per share compilation if the effect is dilutive, using the treasury stock method.

11. Earnings Per Unit of the Operating Partnership
The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2013	2012
Numerator
Net income attributable to partners of the Operating Partnership	$16,228	$8,841
Less allocation of earnings to participating securities	(194)	(158)
Net income available to common unitholders of the Operating Partnership	$16,034	$8,683
Denominator
Basic weighted average common units	24,472	24,382
Effect of notional units	201	274
Effect of outstanding options and restricted common units	27	16
Diluted weighted average common units	24,700	24,672
Basic earnings per common unit:
Net income	$0.66	$0.36
Diluted earnings per common unit:
Net income	$0.65	$0.35
The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.
When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued.
The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the three months ended March 31, 2013, no units were excluded from the computation. For the three months ended March 31, 2012, 43,650 options were excluded from the computation. No options were excluded from the computation for the three months ended March 31, 2013.
Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of these unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units' participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents, are included in the diluted earnings per share compilation if the effect is dilutive, using the treasury stock method.

12. Accumulated Other Comprehensive Income of the Company

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013 (in thousands):

	Gain on cash flow hedges (1)	Foreign currency items	Total
Balance, December 31, 2012	$1,205	$(5)	$1,200
Other comprehensive income before reclassifications	—	65	65
Amounts reclassified from accumulated other comprehensive income	(86)	—	(86)
Net increase (decrease) in other comprehensive income	(86)	65	(21)
Balance, March 31, 2013	$1,119	$60	$1,179

(1)
Represents remaining amount of gain recorded to other comprehensive income in 2005 as a result of the settlement of a US Treasury index rate lock agreement. This agreement was unwound in the fourth quarter of 2005. The gain was recorded in other comprehensive income and is being amortized into earnings through interest expense using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015.

13. Accumulated Other Comprehensive Income of the Operating Partnership

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013 (in thousands):

	Gain on cash flow hedges (1)	Foreign currency items	Total
Balance, December 31, 2012	$1,112	$(5)	$1,107
Other comprehensive income before reclassifications	—	68	68
Amounts reclassified from accumulated other comprehensive income	(90)	—	(90)
Net increase (decrease) in other comprehensive income	(90)	68	(22)
Balance, March 31, 2013	$1,022	$63	$1,085

(1)
Represents remaining amount of gain recorded to other comprehensive income in 2005 as a result of the settlement of a US Treasury index rate lock agreement. This agreement was unwound in the fourth quarter of 2005. The gain was recorded in other comprehensive income and is being amortized into earnings through interest expense using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015.

14. Fair Value Measurements

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of March 31, 2013 or December 31, 2012.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at March 31, 2013 and December 31, 2012, was $1.2 billion and $1.2 billion, respectively, and its recorded value was $1.1 billion and $1.1 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

15. Non-Cash Activities
We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2013 and 2012 amounted to $7.7 million and $15.7 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2013 with the three months ended March 31, 2012. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.
Cautionary Statements
Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors listed there through March 31, 2013.

General Overview

At March 31, 2013, we had 36 consolidated outlet centers in 24 states totaling 10.8 million square feet. The table below details our development activities that significantly impacted our results of operations and liquidity from January 1, 2012 to March 31, 2013.

Center	Date Open	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of January 1, 2012			10,724	36	24
Expansion:
Locust Grove, GA	Second quarter 2012		26	—	—
Other			(13)	—	—
As of December 31, 2012			10,737	36	24
Expansion:
Gonzales, LA	First and second quarter 2013		40
Other			7	—	—
As of March 31, 2013			10,784	36	24

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2013. Except as noted, all properties are fee owned.

Location	Square	%
Consolidated Outlet Centers	Feet	Occupied
Riverhead, New York (1)	729,734	98
Rehoboth Beach, Delaware (1)	568,975	98
Foley, Alabama	557,228	96
Atlantic City, New Jersey (1)	489,762	94
San Marcos, Texas	441,929	99
Myrtle Beach Hwy 501, South Carolina	425,247	99
Sevierville, Tennessee (1)	417,963	98
Jeffersonville, Ohio	411,776	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Washington, Pennsylvania	372,972	100
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	97
Howell, Michigan	324,652	98
Locust Grove, Georgia	321,070	100
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	99
Branson, Missouri	302,922	100
Park City, Utah	298,391	100
Westbrook, Connecticut	289,898	98
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	98
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	94
Hershey, Pennsylvania	247,448	100
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,529	97
Fort Myers, Florida	198,877	94
Ocean City, Maryland (1)	197,747	89
Terrell, Texas	177,800	97
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	94
West Branch, Michigan	112,570	95
Blowing Rock, North Carolina	104,154	99
Nags Head, North Carolina	82,161	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,784,157	98

(1)	These properties or a portion thereof are subject to a ground lease.

Location	Square	%
Unconsolidated joint venture properties	Feet	Occupied
Deer Park, NY (33.3% owned)	741,981	92
Texas City, TX (50% owned)	352,705	97
Glendale, AZ (58% owned)	332,234	95
Wisconsin Dells, WI (50% owned)	265,086	100
Bromont, QC (50% owned)	162,943	89
Cookstown, ON (50% owned)	155,522	97
Saint-Sauveur, QC (50% owned)	116,097	100
Total	2,126,568

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Three months ended March 31, 2013
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	90	294,000	$29.76	$42.31	8.77	$24.94
Renewal	231	1,135,000	$23.17	$0.72	4.82	$23.02

	Three months ended March 31, 2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	60	220,000	$32.53	$38.86	9.18	$28.30
Renewal	188	921,000	$21.97	$—	4.58	$21.97

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

NET INCOME

Net income increased $7.4 million in the 2013 period to $16.2 million as compared to $8.8 million for the 2012 period. The increase in net income was a result of a $4.4 million increase in operating revenues, a $2.0 million increase in equity in earnings from unconsolidated joint venture, a $448,000 decrease in general and administrative expenses, a $3.2 million decrease in depreciation and amortization collectively, which were partially offset by, a $542,000 increase in interest expense.

BASE RENTALS

Base rentals increased $2.0 million, or 4%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Change
Existing property base rentals	$59,023	$56,456	$2,567
Termination fees	80	415	(335)
Amortization of above and below market rent adjustments, net	141	348	(207)
	$59,244	$57,219	$2,025

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Termination fees decreased due to the 2012 period containing a tenant that exited the outlet industry and terminated their leases prior to the contractual obligation.

At March 31, 2013, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $273,000, or 16%, from the 2012 period to the 2013 period. The increase in percentage rentals is directly related to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended March 31, 2013 increased 2.3% to $380 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $1.6 million, or 7%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Change
Existing property expense reimbursements	$25,267	$23,544	$1,723
Termination fees allocated to expense reimbursements	39	129	(90)
	$25,306	$23,673	$1,633

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $515,000, or 32%, in the 2013 period as compared to the 2012 period. The majority of the increase is due to the incremental fees earned from the four unconsolidated joint ventures that were added to the portfolio during the fourth quarter of 2012.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $2.0 million, or 8%, in the 2013 period as compared to the 2012 period. The increase is due primarily to higher common area maintenance costs for various projects and increased snow removal costs in the 2013 period compared with 2012 period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $448,000, or 4%, in the 2013 period compared to the 2012 period. In the 2012 period, Steven B. Tanger, pursuant to an amendment to his employment contract received 45,000 common shares resulting in a charge of approximately $1.3 million. Excluding this charge, general and administrative expenses increased approximately $858,000. This increase was mainly due to additional share-based compensation expense related to the 2013 restricted share grant to directors and certain officers of the Company . Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees since April 1, 2012.

ACQUISITION COSTS

The 2013 period includes costs related to the unsuccessful acquisition of properties.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $3.2 million, or 13%, in the 2013 period compared to the 2012 period as certain construction and development related assets and lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated in 2012.

INTEREST EXPENSE

Interest expense increased approximately $542,000, or 4%, in the 2013 period compared to the 2012 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $1.0 billion for the 2012 period to approximately $1.1 billion for the 2013 period. The higher debt levels outstanding were a result of fundings for additional investments in our unconsolidated joint ventures.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings (losses) of unconsolidated joint ventures increased approximately $2.0 million in the 2013 period compared to the 2012 period. The primary reason for the increase is due to the addition of four unconsolidated joint ventures to the portfolio during the fourth quarter of 2012.

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
On April 4, 2013, the Company's Board of Directors declared a $.225 cash dividend per common share payable on May 15, 2013 to each shareholder of record on April 30, 2013, and caused an $.90 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.
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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31, 2013
	2013	2012	Change
Net cash provided by operating activities	$35,252	$42,553	$(7,301)
Net cash used in investing activities	(17,673)	(30,972)	13,299
Net cash used in financing activities	(25,262)	(8,732)	(16,530)
Net increase (decrease) in cash and cash equivalents	$(7,683)	$2,849	$(10,532)

Operating Activities

Cash provided by operating activities during 2013 was positively impacted by an increase in operating income, but decreased year over year due to significant changes in accounts payable and accrued expenses.

Investing Activities
Cash flow used in investing activities was higher in the 2012 period compared to the 2013 period due primarily to contributions to unconsolidated joint ventures during 2012 to fund the development activities in Texas City, TX and Glendale, AZ and a contribution to RioCan of $15.1 million to retire mortgage debt associated with the Cookstown, ON property. The only significant contribution to an unconsolidated joint venture in the 2013 period was for the Cookstown, ON property to fund our portion of the acquisition price of additional land that will be utilized for a center expansion.

Financing Activities

Cash used in financing activities in 2012 was lower than the 2013 period due to the borrowings required in 2012 to fund the development activities and the contribution to RioCan described above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31, 2013
	2013	2012	Change
Capital expenditures analysis:
New center developments	$4,220	$2,336	$1,884
Center redevelopment	—	62	(62)
Major center renovations	858	1,480	(622)
Second generation tenant allowances	1,885	5,537	(3,652)
Other capital expenditures	2,192	962	1,230
	9,155	10,377	(1,222)
Conversion from accrual to cash basis	(660)	(2,042)	1,382
Additions to rental property-cash basis	$8,495	$8,335	$160

•
New center development expenditures, which includes first generation tenant allowances, included expansions in Gonzales, Louisiana and Sevierville, Tennessee in the 2013 period. The 2012 period included an expansion in Locust Grove, Georgia.

•
Major center renovations in the 2013 period included renovation activities at our Gonzales, LA center. The 2012 period included on-going renovation efforts at the centers acquired during the second and third quarters of 2011.

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

POTENTIAL FUTURE DEVELOPMENTS

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona; Charlotte, North Carolina; Columbus, Ohio; Foxwoods Resort Casino in Mashantucket, Connecticut ("Foxwoods"); Clarksburg, Maryland; Toronto, Ontario and Ottawa, Ontario. The Ottawa and Toronto sites, if developed, will be undertaken by our Canadian Joint Venture with our RioCan partner (see discussion under the caption "RioCan Canada" in the section titled "Off-Balance Sheet Arrangements"). We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

Financing Arrangements

At March 31, 2013, 90% of our outstanding debt consisted of unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.25%. Our unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

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

The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	46%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>135%	198%

OFF-BALANCE SHEET ARRANGEMENTS
The following table details certain information as of March 31, 2013 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$2.4
Galveston/Houston	Texas City, TX	50.0%	352,705	39.8
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6
RioCan Canada	Various	50.0%	434,562	66.8
Westgate	Glendale, Arizona	58.0%	332,234	19.6
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.6
Other			—	0.2
Total				$134.0
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
Deer Park, Long Island, New York

In December 2011, the joint venture refinanced its mortgage and mezzanine loans, totaling $246.9 million. The non-default interest rates for the mortgage and mezzanine loans are LIBOR + 3.50% and LIBOR + 5.00%, respectively and both loans mature on May 17, 2014. The loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the administrative agent bank's calculation of Deer Park's debt service coverage ratio utilizing financial information as of December 31, 2012, the joint venture was not in compliance with the coverage ratio. As a result, on March 22, 2013, the lender group placed Deer Park in default. The lenders have advised the joint venture that a principal payment of approximately $14.2 million would satisfy the debt service coverage test. Such principal payment would require additional capital contributions to Deer Park by its partners. Deer Park does not agree with the lender's principal payment computation and believes the principal payment required could be substantially less. As a result, no capital contributions have been authorized by the managing member of Deer Park. The managing member continues to work with the administrative agent bank of the lender group to negotiate a resolution. The lenders have also notified Deer Park that the default interest rates will continue to accrue until the default is cured. The default interest rates for the mortgage and mezzanine loans are PRIME + 7.5% and LIBOR + 9%, respectively.

The Company and its two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate.

In addition, the managing member delivered to us a revocable notice of termination of our property management agreement with Deer Park that purports to be effective September 1, 2013. We believe the decision to terminate was improper and we continue to manage the property. We are in discussions with our partners on these management issues as well as the matters with the lenders described above. There can be no assurance that we will be able to resolve these matters on favorable terms.

Deer Park Warehouse, Long Island, New York
In March 2013, in connection with the Loan Forbearance Agreement signed in 2012 with the lender to the joint venture, the warehouse property was sold for approximately $1.2 million. The proceeds were used to satisfy the terms of the forbearance agreement. There was no impact to the net income of the joint venture as a result of this sale and the retirement of the associated mortgage debt.
National Harbor Washington D.C. Metro Area
In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to contain approximately 80 brand name and designer outlet stores in a center measuring up to 340,000 square feet. In November 2012, the joint venture broke ground and began site development. Both parties have made initial equity contributions of $2.6 million to fund certain pre-development costs. In February 2013, the joint venture executed a term sheet for a three year construction loan with the ability to borrow up to $61.0 million, which carries an interest rate of LIBOR + 1.65%. The joint venture currently expects to close on the loan by the end of May 2013. We have agreed to provide property management, leasing and marketing services to the joint venture, and with our partner, to jointly provide site development and construction supervision services.

RioCan Canada

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land purchase will be used as the site for the joint venture's expansion of the Cookstown Outlet Mall which we expect to begin during the second quarter of 2013.
The following table details our share of the debt maturities of the unconsolidated joint ventures as of March 31, 2013 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Deer Park (1)	$246.9	May 2014	LIBOR + 3.50% to 5.00%
RioCan Canada	$19.5	June 2015 and May 2020	5.10% to 5.75%
Westgate	$38.6	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

(1)	See Deer Park paragraph above in this section for discussion of notice of default related to joint venture debt and applicable interest rates.
Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended March 31,
	2013	2012
Fee:
Development	$71	$—
Loan Guarantee	40	—
Management and leasing	844	479
Marketing	110	53
Total Fees	$1,065	$532

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to our 2012 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2013.

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

FFO is intended to exclude historical cost depreciation of real estate as required by United States Generally Accepted Accounting Principles ("GAAP") which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended March 31,
	2013	2012
FUNDS FROM OPERATIONS
Net income	$16,229	$8,834
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	22,043	25,301
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	3,173	1,815
Funds from operations (FFO)	41,445	35,950
FFO attributable to noncontrolling interests in other consolidated partnerships	(7)	(2)
Allocation of FFO to participating securities	(425)	(308)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$41,013	$35,640
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	98,798	98,690
Dilutive funds from operations per share	$0.42	$0.36
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,700	24,672
Dilutive funds from operations per unit	$1.66	$1.44

(1)	Includes the dilutive effect of options, restricted shares not considered participating securities, and notional units.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended March 31,
	2013	2012
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$41,445	$35,950
Adjusted for non-core items:
Acquisition costs	179	—
AFFO adjustments from unconsolidated joint ventures (1)	211	686
Adjusted funds from operations (AFFO)	41,835	36,636
AFFO attributable to noncontrolling interests in other consolidated partnerships	(7)	(2)
Allocation of AFFO to participating securities	(430)	(314)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$41,398	$36,320
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,798	98,690
Dilutive adjusted funds from operations per share	$0.42	$0.37
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,700	24,672
Dilutive adjusted funds from operations per unit	$1.68	$1.47

(1)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures.

(2)	Includes the dilutive effect of options, restricted shares not considered participating securities, and notional units.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

Same Center Net Operating Income

We present Same Center Net Operating Income (“NOI”) as a supplemental measure of our performance. We define Net Operating Income ("NOI") as total operating revenues less property operating expenses. Same Center NOI represents the NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, expanded, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. We believe that NOI and Same Center NOI provide useful information to our investors and analysts about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI excludes the change in NOI from properties developed, redeveloped, acquired, sold and expanded, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center NOI, and accordingly, our Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI (in thousands):

	Three months ended March 31,
	2013	2012
SAME CENTER NET OPERATING INCOME
Income before equity in losses of unconsolidated joint ventures	$15,639	$10,286
Interest expense	12,876	12,334
Operating income	28,515	22,620
Adjusted to exclude:
Depreciation and amortization	22,288	25,515
Other non-property income and losses	(1,319)	(915)
Acquisition costs	179	—
General and administrative expenses	9,572	10,020
Property net operating income	59,235	57,240
Less: non-cash adjustments and termination rents (1)	(1,380)	(1,924)
Property net operating income - cash basis	57,855	55,316
Less: non-same center NOI (2)	(3,239)	(2,758)
Total same center NOI - cash basis	$54,616	$52,558

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Centers excluded from same center NOI are as follows:

a.	Gonzales - Expansion to open in April 2013.

b.	Locust Grove - Expansion opened during April 2012.

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
Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2013, we had approximately 1.9 million square feet, or 18%, of our consolidated portfolio coming up for renewal during 2013. During the first three months of 2013, we renewed approximately 1.1 million square feet of this space at a 18.0% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 294,000 square feet at a 32.2% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of March 31, 2013 and 2012, respectively, occupancy at our consolidated centers was 98% and 97%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2013, we were not a party to any interest rate protection agreements.
As of March 31, 2013, approximately 39% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $4.2 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.
The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at March 31, 2013 and December 31, 2012 was $1.2 billion and $1.2 billion, respectively, and its recorded value was $1.1 billion and $1.1 billion, respectively. A 100 basis point increase from prevailing interest rates at March 31, 2013 and December 31, 2012 would result in a decrease in fair value of total debt of approximately $35.2 million and $34.8 million, respectively. Fair values were determined, based on level 2 inputs, using discounted analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures
Tanger Factory Outlet Centers, Inc. Controls and Procedures
The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of March 31, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of March 31, 2013. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Tanger Properties Limited Partnership Controls and Procedures
The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2013. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
10.1 *	Form of 2013 Outperformance Plan Notional Unit Award agreement.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 9, 2013

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions
10.1 *	Form of 2013 Outperformance Plan Notional Unit Award agreement.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.