Form 10-Q
period 2013-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2013-08-05
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, there were 94,425,537 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

As of June 30, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 23,606,384 units of the Operating Partnership and the Family Limited Partners collectively owned 1,186,921 units. Each unit held by the Family Limited Partners is exchangeable for four of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Prior to the Company's 2 for 1 splits of its common shares on December 28, 2004 and January 24, 2011, the exchange ratio was one for one.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Rental property
Land	$148,003	$148,002
Buildings, improvements and fixtures	1,821,404	1,796,042
Construction in progress	2,531	3,308
	1,971,938	1,947,352
Accumulated depreciation	(618,644)	(582,859)
Total rental property, net	1,353,294	1,364,493
Cash and cash equivalents	5,450	10,335
Investments in unconsolidated joint ventures	162,094	126,632
Deferred lease costs and other intangibles, net	94,192	101,040
Deferred debt origination costs, net	7,921	9,083
Prepaids and other assets	69,205	60,842
Total assets	$1,692,156	$1,672,425
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,826 and $1,967, respectively)	$548,174	$548,033
Unsecured term loans (net of discount of $472 and $547, respectively)	259,528	259,453
Mortgages payable (including premiums of $5,816 and $6,362, respectively)	104,237	107,745
Unsecured lines of credit	213,100	178,306
Total debt	1,125,039	1,093,537
Construction trade payables	5,595	7,084
Accounts payable and accrued expenses	34,806	41,149
Other liabilities	16,422	16,780
Total liabilities	1,181,862	1,158,550
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 94,425,537 and 94,061,384 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	944	941
Paid in capital	771,265	766,056
Accumulated distributions in excess of net income	(294,237)	(285,588)
Accumulated other comprehensive income	1,343	1,200
Equity attributable to Tanger Factory Outlet Centers, Inc.	479,315	482,609
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	24,100	24,432
Noncontrolling interests in other consolidated partnerships	6,879	6,834
Total equity	510,294	513,875
Total liabilities and equity	$1,692,156	$1,672,425

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Base rentals	$61,046	$58,583	$120,290	$115,802
Percentage rentals	1,855	1,618	3,872	3,362
Expense reimbursements	25,824	25,196	51,130	48,869
Other income	2,290	1,938	4,412	3,545
Total revenues	91,015	87,335	179,704	171,578
Expenses
Property operating	28,821	27,977	56,956	54,065
General and administrative	9,914	8,699	19,486	18,719
Acquisition costs	252	—	431	—
Depreciation and amortization	22,172	24,923	44,460	50,438
Total expenses	61,159	61,599	121,333	123,222
Operating income	29,856	25,736	58,371	48,356
Interest expense	12,583	12,411	25,459	24,745
Income before equity in earnings (losses) of unconsolidated joint ventures	17,273	13,325	32,912	23,611
Equity in earnings (losses) of unconsolidated joint ventures	503	(867)	1,093	(2,319)
Net income	17,776	12,458	34,005	21,292
Noncontrolling interests in Operating Partnership	(859)	(766)	(1,648)	(1,479)
Noncontrolling interests in other consolidated partnerships	(29)	25	(30)	32
Net income attributable to Tanger Factory Outlet Centers, Inc.	$16,888	$11,717	$32,327	$19,845

Basic earnings per common share
Net income	$0.18	$0.13	$0.34	$0.21
Diluted earnings per common share
Net income	$0.18	$0.12	$0.34	$0.21

Dividends paid per common share	$0.225	$0.210	$0.435	$0.410
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$17,776	$12,458	$34,005	$21,292
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	37	(87)	(53)	(173)
Foreign currency translation adjustments	135	39	203	34
Other comprehensive income (loss)	172	(48)	150	(139)
Comprehensive income	17,948	12,410	34,155	21,153
Comprehensive income attributable to noncontrolling interests	(896)	(738)	(1,685)	(1,438)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$17,052	$11,672	$32,470	$19,715
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	32,327	—	32,327	1,648	30	34,005
Other comprehensive income	—	—	—	143	143	7	—	150
Compensation under Incentive Award Plan	—	5,534	—	—	5,534	—	—	5,534
Issuance of 17,600 common shares upon exercise of options	—	337	—	—	337	—	—	337
Grant of 337,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(81)	—	—	(81)	81	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(578)	—	—	(578)	—	578	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 3,545 Operating Partnership units for 14,180 common shares	—	—	—	—	—	—	—	—
Common dividends ($.435 per share)	—	—	(40,976)	—	(40,976)	—	—	(40,976)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(2,068)	(38)	(2,106)
Balance, June 30, 2013	$944	$771,265	$(294,237)	$1,343	$479,315	$24,100	$6,879	$510,294

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$34,005	$21,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,460	50,438
Amortization of deferred financing costs	1,201	1,146
Equity in (earnings) losses of unconsolidated joint ventures	(1,093)	2,319
Distributions of cumulative earnings from unconsolidated joint ventures	2,129	466
Share-based compensation expense	5,399	5,797
Amortization of debt (premiums) and discounts, net	(513)	(499)
Net amortization (accretion) of market rent rate adjustments	154	(430)
Straight-line rent adjustments	(2,480)	(1,789)
Changes in other assets and liabilities:
Other assets	(1,401)	3,956
Accounts payable and accrued expenses	(6,447)	113
Net cash provided by operating activities	75,414	82,809
INVESTING ACTIVITIES
Additions to rental property	(26,146)	(19,945)
Additions to investments in unconsolidated joint ventures	(40,964)	(46,893)
Additions to non-real estate assets	(6,562)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,711	310
Additions to deferred lease costs	(1,661)	(2,531)
Net cash used in investing activities	(70,622)	(69,059)
FINANCING ACTIVITIES
Cash dividends paid	(40,976)	(37,589)
Distributions to noncontrolling interests in Operating Partnership	(2,068)	(2,782)
Proceeds from debt issuances	300,203	432,732
Repayments of debt	(266,553)	(399,864)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—
Distributions to noncontrolling interests in other consolidated partnerships	(38)	—
Additions to deferred financing costs	(57)	(2,527)
Proceeds from exercise of options	337	241
Net cash used in financing activities	(9,677)	(9,789)
Net increase (decrease) in cash and cash equivalents	(4,885)	3,961
Cash and cash equivalents, beginning of period	10,335	7,894
Cash and cash equivalents, end of period	$5,450	$11,855
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Rental property
Land	$148,003	$148,002
Buildings, improvements and fixtures	1,821,404	1,796,042
Construction in progress	2,531	3,308
	1,971,938	1,947,352
Accumulated depreciation	(618,644)	(582,859)
Total rental property, net	1,353,294	1,364,493
Cash and cash equivalents	5,390	10,295
Investments in unconsolidated joint ventures	162,094	126,632
Deferred lease costs and other intangibles, net	94,192	101,040
Deferred debt origination costs, net	7,921	9,083
Prepaids and other assets	68,732	60,408
Total assets	$1,691,623	$1,671,951
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,826 and $1,967, respectively)	$548,174	$548,033
Unsecured term loans (net of discount of $472 and $547, respectively)	259,528	259,453
Mortgages payable (including premiums of $5,816 and $6,362, respectively)	104,237	107,745
Unsecured lines of credit	213,100	178,306
Total debt	1,125,039	1,093,537
Construction trade payables	5,595	7,084
Accounts payable and accrued expenses	34,273	40,675
Other liabilities	16,422	16,780
Total liabilities	1,181,329	1,158,076
Commitments and contingencies
Equity
Partners' Equity
General partner	4,632	4,720
Limited partners	497,526	501,214
Accumulated other comprehensive income	1,257	1,107
Total partners' equity	503,415	507,041
Noncontrolling interests in consolidated partnerships	6,879	6,834
Total equity	510,294	513,875
Total liabilities and equity	$1,691,623	$1,671,951
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Base rentals	$61,046	$58,583	$120,290	$115,802
Percentage rentals	1,855	1,618	3,872	3,362
Expense reimbursements	25,824	25,196	51,130	48,869
Other income	2,290	1,938	4,412	3,545
Total revenues	91,015	87,335	179,704	171,578
Expenses
Property operating	28,821	27,977	56,956	54,065
General and administrative	9,914	8,699	19,486	18,719
Acquisition costs	252	—	431	—
Depreciation and amortization	22,172	24,923	44,460	50,438
Total expenses	61,159	61,599	121,333	123,222
Operating income	29,856	25,736	58,371	48,356
Interest expense	12,583	12,411	25,459	24,745
Income before equity in earnings (losses) of unconsolidated joint ventures	17,273	13,325	32,912	23,611
Equity in earnings (losses) of unconsolidated joint ventures	503	(867)	1,093	(2,319)
Net income	17,776	12,458	34,005	21,292
Noncontrolling interests in consolidated partnerships	(29)	25	(30)	32
Net income available to partners	17,747	12,483	33,975	21,324
Net income available to limited partners	17,566	12,355	33,628	21,105
Net income available to general partner	$181	$128	$347	$219

Basic earnings per common unit:
Net income	$0.71	$0.50	$1.37	$0.86
Diluted earnings per common unit:
Net income	$0.71	$0.50	$1.36	$0.85

Distribution paid per common unit	$0.90	$0.84	$1.74	$1.64
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$17,776	$12,458	$34,005	$21,292
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	37	(87)	(53)	(173)
Foreign currency translation adjustments	135	39	203	34
Other comprehensive income (loss)	172	(48)	150	(139)
Comprehensive income	17,948	12,410	34,155	21,153
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(29)	25	(30)	32
Comprehensive income attributable to the Operating Partnership	$17,919	$12,435	$34,125	$21,185
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 9,425 common units upon exercise of options	—	481	—	481	—	481
Grant of 141,500 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($3.32 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	4,720	501,214	1,107	507,041	6,834	513,875
Net income	347	33,628	—	33,975	30	34,005
Other comprehensive income	—	—	150	150	—	150
Compensation under Incentive Award Plan	—	5,534	—	5,534	—	5,534
Issuance of 4,400 common units upon exercise of options	—	337	—	337	—	337
Grant of 84,343 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(578)	—	(578)	578	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($1.74 per common unit)	(435)	(42,609)	—	(43,044)	(38)	(43,082)
Balance, June 30, 2013	$4,632	$497,526	$1,257	$503,415	$6,879	$510,294

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$34,005	$21,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,460	50,438
Amortization of deferred financing costs	1,201	1,146
Equity in (earnings) losses of unconsolidated joint ventures	(1,093)	2,319
Distributions of cumulative earnings from unconsolidated joint ventures	2,129	466
Equity-based compensation expense	5,399	5,797
Amortization of debt (premiums) and discounts, net	(513)	(499)
Net amortization (accretion) of market rent rate adjustments	154	(430)
Straight-line rent adjustments	(2,480)	(1,789)
Changes in other assets and liabilities:
Other assets	(1,362)	3,854
Accounts payable and accrued expenses	(6,506)	111
Net cash provided by operating activities	75,394	82,705
INVESTING ACTIVITIES
Additions to rental property	(26,146)	(19,945)
Additions to investments in unconsolidated joint ventures	(40,964)	(46,893)
Additions to non-real estate assets	(6,562)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,711	310
Additions to deferred lease costs	(1,661)	(2,531)
Net cash used in investing activities	(70,622)	(69,059)
FINANCING ACTIVITIES
Cash distributions paid	(43,044)	(40,371)
Proceeds from debt issuances	300,203	432,732
Repayments of debt	(266,553)	(399,864)
Acquisition of noncontrolling interests in consolidated partnerships	(525)	—
Distributions to noncontrolling interests in consolidated partnerships	(38)	—
Additions to deferred financing costs	(57)	(2,527)
Proceeds from exercise of options	337	241
Net cash used in financing activities	(9,677)	(9,789)
Net increase (decrease) in cash and cash equivalents	(4,905)	3,857
Cash and cash equivalents, beginning of period	10,295	7,866
Cash and cash equivalents, end of period	$5,390	$11,723
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2013, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 10.8 million square feet. We also had partial ownership interests in 7 outlet centers totaling approximately 2.1 million square feet, including 3 outlet centers in Canada.

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

Investments in real estate joint ventures that we do not control are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required under the equity method of accounting. These investments are evaluated for impairment when necessary. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities. For joint ventures that are determined to be variable interest entities, we consolidate the entity where we are deemed to be the primary beneficiary.

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

Certain amounts related to reimbursements of payroll related expenses from unconsolidated joint ventures in the statement of operations for the three and six months ended June 30, 2012 have been reclassified to the caption “expense reimbursements” from the caption “other income” to conform to the presentation of the consolidated statement of operations presented for the three months and six months ended June 30, 2013.

3. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of June 30, 2013 and December 31, 2012 aggregated $162.1 million and $126.6 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At June 30, 2013 and December 31, 2012, we were members of the following unconsolidated real estate joint ventures:

As of June 30, 2013
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$2.0	$246.9
Galveston/Houston	Texas City, Texas	50.0%	352,705	40.1	—
National Harbor	Washington D.C. Metro Area	50.0%	—	17.3	4.2
RioCan Canada	Various	50.0%	434,162	82.3	18.7
Westgate	Glendale, Arizona	58.0%	331,739	16.8	42.2
Wisconsin Dells	Wisconsin Dells, Wisconsin	50.0%	265,086	2.5	24.3
Other			—	1.1	—
				$162.1	$336.3

As of December 31, 2012
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$3.0	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3%	29,253	—	1.9
Galveston/Houston	Texas City, TX	50.0%	352,705	36.7	—
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6	—
RioCan Canada	Various	50.0%	434,562	62.2	20.1
Westgate	Glendale, AZ	58.0%	332,234	19.1	32.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.8	24.3
Other			—	0.2	—
				$126.6	$325.2

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

The following management, development, leasing and marketing fees were recognized from services provided to our unconsolidated joint ventures (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Fee:
Development	$(8)	$—	$63	$—
Loan Guarantee	40	—	80	—
Management and leasing	786	474	1,631	953
Marketing	100	47	209	100
Total Fees	$918	$521	$1,983	$1,053

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

Deer Park, Long Island, New York

In December 2011, the joint venture refinanced its mortgage and mezzanine loans, totaling $246.9 million. The non-default interest rates for the mortgage and mezzanine loans are LIBOR + 3.50% and LIBOR + 5.00%, respectively with a maturity date of May 17, 2014. The loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the administrative agent bank's calculation of Deer Park's debt service coverage ratio utilizing financial information as of December 31, 2012, the joint venture was not in compliance with the coverage ratio. As a result, on March 22, 2013, the lender group placed Deer Park in default and also notified Deer Park that the default interest rates would accrue from April 1, 2013 until the default is cured. The default interest rates for the mortgage and mezzanine loans are PRIME + 7.5% and LIBOR + 9%, respectively.

On July 25, 2013, the lenders for both the mortgage and the mezzanine loans and Deer Park entered into forbearance agreements whereby the lenders and Deer Park agreed, among other things, that (1) the partners would make an immediate principal reduction of $10.0 million toward the mortgage on the date of the agreement, (2) default interest on the mortgage through June 30, 2013 would be permanently waived, (3) default interest from July 2013 forward on the mortgage and mezzanine loan would continue to accrue but shall be waived subject to the loan being repaid in full by August 30, 2013, and (4) the managing member would rescind its notice dated February 25, 2013 purporting to terminate the Company as property manager effective September 1, 2013. On July 25, 2013, the partners of Deer Park funded the principal payment of $10.0 million, of which we paid $5.0 million, and delivered the required cancellation of the termination notice.

The Company and its two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the current loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate. Deer Park is currently in discussions with various lending institutions to provide refinancing for the property.

Deer Park Warehouse, Long Island, New York

In March 2013, in connection with a loan forbearance agreement signed in 2012 with the lender to the joint venture, the warehouse property was sold for approximately $1.2 million. The proceeds were used to satisfy the terms of the forbearance agreement. There was no impact to the net income of the joint venture as a result of this sale and the retirement of the associated mortgage debt.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to open in time for the 2013 holiday shopping season and contain approximately 80 brand name and designer outlet stores in a center containing approximately 340,000 square feet. In November 2012, the joint venture broke ground and began development. Both parties have made equity contributions of $17.2 million to fund certain development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and carries an interest rate of LIBOR + 1.65%. As of June 30, 2013 the balance on the loan was $4.2 million. We provide property management, leasing and marketing services to the joint venture; and with our partner, are jointly providing site development and construction supervision services.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust ("RioCan Joint Venture") to develop and acquire outlet centers in Canada. Any projects developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services.

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the joint venture's expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the third quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the third quarter of 2014.

Additionally, the RioCan Joint Venture partners have decided not to proceed with the proposed development at Mississauga’s Heartland Town Centre, west of Toronto, at the current time.

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

The operating, development, leasing, and management agreements of Westgate and Deer Park provide that the activities that most significantly impact the economic performance of the ventures require either unanimous consent or, for certain activities related to Deer Park, majority consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting for both Westgate and Deer Park. Our equity method investments in Westgate and Deer Park as of June 30, 2013 were approximately $16.8 million and $2.0 million, respectively. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Deer Park.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	June 30, 2013	December 31, 2012
Assets
Land	$94,961	$96,455
Buildings, improvements and fixtures	493,100	493,424
Construction in progress, including land	90,413	16,338
	678,474	606,217
Accumulated depreciation	(74,642)	(62,547)
Total rental property, net	603,832	543,670
Assets held for sale (1)	—	1,828
Cash and cash equivalents	16,511	21,879
Deferred lease costs, net	21,285	24,411
Deferred debt origination costs, net	4,025	5,213
Prepaids and other assets	26,181	25,350
Total assets	$671,834	$622,351
Liabilities and Owners' Equity
Mortgages payable	$336,338	$325,192
Construction trade payables	10,842	21,734
Accounts payable and other liabilities	14,830	31,944
Total liabilities	362,010	378,870
Owners' equity	309,824	243,481
Total liabilities and owners' equity	$671,834	$622,351
(1) Assets related to our Deer Park Warehouse joint venture that were sold in March 2013.

	Three months ended		Six months ended
Summary Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2013	2012	2013	2012
Revenues	$20,553	$11,606	$41,948	$23,264
Expenses
Property operating	8,546	5,083	17,686	9,974
General and administrative	166	237	314	400
Acquisition costs	53	—	474	704
Abandoned development costs	134	436	134	1,310
Impairment Charge	—	420	—	420
Depreciation and amortization	7,584	4,300	14,968	8,908
Total expenses	16,483	10,476	33,576	21,716
Operating income	4,070	1,130	8,372	1,548
Interest expense	3,514	3,598	7,566	7,427
Net income (loss)	$556	$(2,468)	$806	$(5,879)

The Company and Operating Partnership's share of:
Net income (loss)	$503	$(867)	$1,093	$(2,319)
Depreciation and impairment charge (real estate related)	$3,431	$1,793	$6,604	$3,608

4. Debt of the Company

All of the Company's debt is held directly by the Operating Partnership.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of June 30, 2013 and December 31, 2012, the Operating Partnership had amounts outstanding on these lines totaling $213.1 million and $178.3 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2013		December 31, 2012
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(265)	$250,000	$(317)
Senior notes	6.125%	June 2020	300,000	(1,561)	300,000	(1,650)

Mortgages payable (1):
Atlantic City	5.14%-7.65%	November 2021- December 2026	49,751	4,287	52,212	4,495
Ocean City	5.24%	January 2016	18,367	240	18,540	285
Hershey	5.17%-8.00%	August 2015	30,303	1,289	30,631	1,581
Note payable (1)	1.50%	June 2016	10,000	(472)	10,000	(546)
Unsecured term loan (2)	LIBOR + 1.60%	February 2019	250,000	—	250,000	—
Unsecured lines of credit (3)	LIBOR + 1.10%	November 2015	213,100	—	178,306	—
			$1,121,521	$3,518	$1,089,689	$3,848

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	Our unsecured term loan is pre-payable without penalty beginning in February of 2015.

(3)
We have the option to extend the lines for one additional year to November 10, 2016. These lines require a facility fee payment of 0.175% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2013 we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2013 are as follows (in thousands):

Calendar Year	Amount
2013	$1,723
2014	3,603
2015	495,443
2016	30,283
2017	3,008
Thereafter	587,461
Subtotal	1,121,521
Net premiums	3,518
Total	$1,125,039

6. Shareholders' Equity of the Company

Throughout the first six months of 2013, Family Limited Partners exchanged a total of 3,545 Operating Partnership units for 14,180 common shares of the Company. After the above described exchanges, the Family Limited Partners owned 1,186,921 Operating Partnership units which were exchangeable for 4,747,684 common shares of the Company.

7. Partners' Equity of the Operating Partnership

The ownership interests of the Operating Partnership as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Common units:
General partner	250,000	250,000
Limited partners	24,543,305	24,455,812
Total common units	24,793,305	24,705,812

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit of partnership interest to the Company for every four common shares issued.

8. Share-Based Compensation of the Company

We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. During February 2013, the Company's Board of Directors approved grants of 349,373 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $28.84 to $36.05 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For the grants to certain senior executive officers, the grants have a provision that requires the senior officers to hold the shares for a minimum of three years following the vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

In February 2013, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2013 Outperformance Plan (the “2013 OPP"). The 2013 OPP provides for the grant of performance shares under the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc.

The 2013 OPP is a long-term incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 315,150 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2013 through December 31, 2015. The maximum number of shares will be earned under this plan if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the three-year measurement period and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period. The maximum value of the awards that could be earned on December 31, 2015, if the Company achieves or exceeds the 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period, will equal approximately $13.25 million.

Any shares earned on December 31, 2015 are also subject to a time based vesting schedule, with 50% of the shares vesting on January 4, 2016 and the remaining 50% vesting on January 3, 2017, contingent upon continued employment with the Company through the vesting dates.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted common shares (1)	$2,118	$1,864	$4,020	$4,714
Notional unit performance awards	764	490	1,292	979
Options	43	52	87	104
Total share-based compensation	$2,925	$2,406	$5,399	$5,797

(1)
For the six months ended June 30, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant under the terms of the amended and restated Employment Agreement (the "Employment Agreement") for Steven B. Tanger, President and Chief Executive Officer of the Company.

The following table summarizes information related to unvested restricted common shares outstanding as of June 30, 2013:

Unvested Restricted Common Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2012	1,047,993	$24.39
Granted	349,373	31.01
Vested	(289,400)	22.35
Forfeited	(12,000)	25.61
Unvested at June 30, 2013	1,095,966	$27.03

The total value of restricted common shares vested during the six months ended June 30, 2013 and June 30, 2012 was $9.6 million and $7.9 million, respectively.

As of June 30, 2013, there was $33.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Restricted units	2013	2012	2013	2012
Restricted units (1)	$2,118	$1,864	$4,020	$4,714
Notional unit performance awards	764	490	1,292	979
Options	43	52	87	104
Total equity-based compensation	$2,925	$2,406	$5,399	$5,797

(1)
For the six months ended June 30, 2012, includes approximately $1.3 million of compensation expense related to 11,250 units issued related to a restricted share grant that vested immediately upon grant under the terms of the Employment Agreement for Steven B. Tanger, President and Chief Executive Officer of the Company.

The following table summarizes information related to unvested restricted units outstanding as of June 30, 2013:

Unvested Restricted Units	Number of units	Weighted-average grant date fair value
Unvested at December 31, 2012	261,998	$97.56
Granted	87,343	124.04
Vested	(72,350)	89.40
Forfeited	(3,000)	102.44
Unvested at June 30, 2013	273,991	$108.12

The total value of restricted units vested during the six months ended June 30, 2013 and June 30, 2012, was $9.6 million and $7.9 million, respectively.

As of June 30, 2013, there was $33.8 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$16,888	$11,717	$32,327	$19,845
Less allocation of earnings to participating securities	(231)	(209)	(425)	(367)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$16,657	$11,508	$31,902	$19,478
Denominator
Basic weighted average common shares	93,331	91,717	93,232	90,694
Effect of notional units	784	1,014	777	1,007
Effect of outstanding options and restricted common shares	92	85	99	74
Diluted weighted average common shares	94,207	92,816	94,108	91,775
Basic earnings per common share:
Net income	$0.18	$0.13	$0.34	$0.21
Diluted earnings per common share:
Net income	$0.18	$0.12	$0.34	$0.21

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended June 30, 2013 no options were excluded from the computation and for the three months ended June 30, 2012, 172,100 options were excluded from the computation. For the six months ended June 30, 2013 no options were excluded from the computation and for the six months ended June 30, 2012, 172,200 options were excluded from the computation. The assumed exchange of the partnership units held by the noncontrolling interest limited partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of these unvested restricted common share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards based on dividends declared and the unvested restricted common shares' participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents, are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator
Net income attributable to partners of the Operating Partnership	$17,747	$12,483	$33,975	$21,324
Less allocation of earnings to participating securities	(231)	(209)	(425)	(367)
Net income available to common unitholders of the Operating Partnership	$17,516	$12,274	$33,550	$20,957
Denominator
Basic weighted average common units	24,520	24,428	24,496	24,405
Effect of notional units	196	254	194	252
Effect of outstanding options and restricted common units	23	21	25	19
Diluted weighted average common units	24,739	24,703	24,715	24,676
Basic earnings per common unit:
Net income	$0.71	$0.50	$1.37	$0.86
Diluted earnings per common unit:
Net income	$0.71	$0.50	$1.36	$0.85

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for every four common shares issued.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to four times the market price of a Company common share. For the three months ended June 30, 2013 no units were excluded from the computation and for the three months ended June 30, 2012, 43,025 units, which would be issued upon the exercise of outstanding options, were excluded from the computation. For the six months ended June 30, 2013, no units were excluded from the computation and for the six months ended June 30, 2012, 43,050 units, which would be issued upon the exercise of outstanding options, were excluded from the computation.

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

12. Accumulated Other Comprehensive Income of the Company

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flow hedges:
Beginning balance	$1,119	$1,456	$1,205	$1,535
Amortization of cash flow hedges (1)	(88)	(82)	(174)	(161)
Ending balance	$1,031	$1,374	$1,031	$1,374
Foreign currency items:
Beginning balance	$60	$(7)	$(5)	$—
Unrealized gains/(losses) on foreign currency translation adjustments	129	38	194	31
Realized loss on foreign currency (2)	123	—	123	—
Ending balance	$312	$31	$312	$31
Total accumulated other comprehensive income	$1,343	$1,405	$1,343	$1,405

(1)
Represents remaining amount of gain recorded to other comprehensive income in 2005 as a result of the settlement of a US Treasury index rate lock agreement. This agreement was unwound in the fourth quarter of 2005. The gain is being amortized into earnings through interest expense using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015.

(2)	Represents foreign currency loss realized from the settlement of debt and which was recognized in interest expense.

13. Accumulated Other Comprehensive Income of the Operating Partnership

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash flow hedges:
Beginning balance	$1,022	$1,378	$1,112	$1,463
Amortization of cash flow hedges (1)	(92)	(87)	(182)	(172)
Ending balance	$930	$1,291	$930	$1,291
Foreign currency items:
Beginning balance	63	(7)	(5)	—
Unrealized gains/(losses) on foreign currency translation adjustments	135	40	203	33
Realized loss on foreign currency (2)	129	—	129	—
Ending balance	$327	$33	$327	$33
Total accumulated other comprehensive income	$1,257	$1,324	$1,257	$1,324

(1)
Represents remaining amount of gain recorded to other comprehensive income in 2005 as a result of the settlement of a US Treasury index rate lock agreement. This agreement was unwound in the fourth quarter of 2005. The gain is being amortized into earnings through interest expense using the effective interest method over a 10 year period that coincides with the interest payments associated with the 6.15% senior unsecured notes due in 2015.

(2)	Represents foreign currency loss realized from the settlement of debt and which was recognized in interest expense.

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at June 30, 2013 and December 31, 2012, was $1.2 billion and $1.2 billion, respectively, and its recorded value was $1.1 billion and $1.1 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

15. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2013 and 2012 amounted to $5.6 million and $14.7 million, respectively.

16. Subsequent Events

Galveston/Houston, Texas

Tanger Outlets Texas City, which opened on October 19, 2012, was initially fully funded with equity contributed to the joint venture by Tanger and its 50/50 partner. On July 1, 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners. Tanger used its share of the proceeds to reduce amounts outstanding under its unsecured lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2013 with the three and six months ended June 30, 2012. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors listed there through June 30, 2013.

General Overview

At June 30, 2013, we had 36 consolidated outlet centers in 24 states totaling 10.8 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2012 to June 30, 2013.

Center	Date Open	Square Feet (in thousands)	Centers	States
As of January 1, 2012		10,724	36	24
Expansion:
Locust Grove, GA	Second quarter 2012	26	—	—
Other		(13)	—	—
As of December 31, 2012		10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013	40
Other		8	—	—
As of June 30, 2013		10,785	36	24

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2013. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Riverhead, New York (1)	729,734	99
Rehoboth Beach, Delaware (1)	568,975	97
Foley, Alabama	557,228	95
Atlantic City, New Jersey (1)	489,762	94
San Marcos, Texas	441,929	99
Myrtle Beach Hwy 501, South Carolina	425,247	100
Sevierville, Tennessee (1)	417,963	99
Jeffersonville, Ohio	411,776	100
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Pittsburgh, Pennsylvania	372,972	100
Commerce II, Georgia	370,512	99
Charleston, South Carolina	365,107	98
Howell, Michigan	324,652	100
Locust Grove, Georgia	321,070	100
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	99
Branson, Missouri	302,922	100
Park City, Utah	298,391	99
Westbrook, Connecticut	289,898	98
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	98
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	95
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,544	98
Fort Myers, Florida	198,877	88
Ocean City, Maryland (1)	198,875	97
Terrell, Texas	177,800	97
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	95
West Branch, Michigan	112,570	98
Blowing Rock, North Carolina	104,154	99
Nags Head, North Carolina	82,161	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	10,785,352	98

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Deer Park, NY (33.3% owned)	741,981	94
Texas City, TX (50% owned)	352,705	97
Glendale, AZ (58% owned)	331,739	97
Wisconsin Dells, WI (50% owned)	265,086	100
Bromont, QC (50% owned)	162,543	92
Cookstown, ON (50% owned)	155,522	99
Saint-Sauveur, QC (50% owned)	116,097	100
Total	2,125,673

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Six months ended June 30, 2013
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	118	386,000	$29.28	$42.59	8.69	$24.38
Renewal	263	1,288,000	$23.12	$0.82	4.86	$22.95

	Six months ended June 30, 2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	92	319,000	$31.91	$41.64	8.77	$27.16
Renewal	242	1,189,000	$21.74	$—	4.60	$21.74

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

NET INCOME

Net income increased $5.3 million in the 2013 period to $17.8 million as compared to $12.5 million for the 2012 period. The increase in net income was a result of a $3.7 million increase in operating revenues, a $1.4 million increase in equity in earnings from unconsolidated joint ventures, and a $2.7 million decrease in depreciation and amortization, offset by a $844,000 increase in property operating expenses, a $1.2 million increase in general and administrative expenses, $252,000 in acquisition costs and a $172,000 increase in interest expense.

BASE RENTALS

Base rentals increased $2.5 million, or 4%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Change
Existing property base rentals	$61,045	$57,832	$3,213
Termination fees	69	442	(373)
Amortization of above and below market rent adjustments, net	(68)	309	(377)
	$61,046	$58,583	$2,463

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Termination fees decreased due to the 2012 period containing a tenant that exited the outlet industry and terminated their leases prior to the end of their contractual obligation.

At June 30, 2013, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $237,000, or 15%, from the 2012 period to the 2013 period. The increase in percentage rentals is directly related to higher tenant sales productivity, as well as new high sales volume tenants added to the portfolio. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended June 30, 2013 increased 2.3% to $384 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $628,000, or 2%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Change
Existing property expense reimbursements	$25,779	$25,052	$727
Termination fees allocated to expense reimbursements	45	144	(99)
	$25,824	$25,196	$628

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $352,000, or 18%, in the 2013 period as compared to the 2012 period. The majority of the increase is due to the incremental fees earned from the four unconsolidated joint ventures that were added to the portfolio during the fourth quarter of 2012.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $844,000, or 3%, in the 2013 period as compared to the 2012 period. The increase is due primarily to higher common area maintenance costs for various projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.2 million, or 14%, in the 2013 period compared to the 2012 period. This increase was mainly due to additional share-based compensation expense related to the 2013 grants of restricted shares to directors and certain officers of the Company and the grant of performance shares to executive officers under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees since July 1, 2012.

ACQUISITION COSTS

The 2013 period includes costs related to the potential acquisitions of operating properties.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $2.8 million, or 11%, in the 2013 period compared to the 2012 period as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE

Interest expense increased approximately $172,000, or 1%, in the 2013 period compared to the 2012 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $1.0 billion for the 2012 period to approximately $1.1 billion for the 2013 period. The higher debt levels outstanding were a result of fundings for additional investments in our unconsolidated joint ventures.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings (losses) of unconsolidated joint ventures increased approximately $1.4 million in the 2013 period compared to the 2012 period. The primary reason for the increase is due to the addition of four centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

NET INCOME

Net income increased $12.7 million in the 2013 period to $34.0 million as compared to $21.3 million for the 2012 period. The increase in net income was a result of a $8.1 million increase in operating revenues and $6.0 million decrease in depreciation and amortization and a $3.4 million increase in earnings from unconsolidated joint ventures, offset by a $2.9 million increase in operating expenses, a $767,000 increase in general and administrative expenses, $431,000 in acquisition costs, and a $714,000 increase in interest expense.

BASE RENTALS

Base rentals increased $4.5 million, or 4%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Change
Existing property base rentals	$120,067	$114,287	$5,780
Termination fees	150	858	(708)
Amortization of above and below market rent adjustments, net	73	657	(584)
	$120,290	$115,802	$4,488

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Termination fees decreased due to the 2012 period containing a tenant that exited the outlet industry and terminated their leases prior to the end of their contractual obligation.

At June 30, 2013, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $5.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $510,000, or 15%, from the 2012 period to the 2013 period. The increase in percentage rentals is directly related to higher tenant sales productivity. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended June 30, 2013 increased 2.3% to $384 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $2.3 million, or 5%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Change
Existing property expense reimbursements	$51,046	$48,596	$2,450
Termination fees allocated to expense reimbursements	84	273	(189)
	$51,130	$48,869	$2,261

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $867,000, or 24%, in the 2013 period as compared to the 2012 period. The majority of the increase is due to the incremental fees earned from the four unconsolidated joint ventures that were added to the portfolio during the fourth quarter of 2012.

PROPERTY OPERATING EXPENSES

Property operating expenses increased $2.9 million, or 5%, in the 2013 period as compared to the 2012 period. Existing property operating expenses increased in the 2013 period compared to the 2012 period as a result of higher common area maintenance costs for various projects and an increase in snow removal expenditures.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $767,000, or 4%, in the 2013 period compared to the 2012 period. This increase was mainly due to additional share-based compensation expense related to the 2013 grant of restricted shares to directors and certain officers of the Company and the grant of performance shares under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees since July 1, 2012.

ACQUISITION COSTS

The 2013 period includes costs related to the potential acquisition of operating properties.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $6.0 million, or 12%, in the 2013 period compared to the 2012 period as certain construction and development related assets and lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated in 2012.

INTEREST EXPENSE

Interest expense increased approximately $714,000, or 3%, in the 2013 period compared to the 2012 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $1.0 billion for the 2012 period to approximately $1.1 billion for the 2013 period. The higher debt levels outstanding were a result of fundings for additional investments in our unconsolidated joint ventures.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings of unconsolidated joint ventures increased approximately $3.4 million in the 2013 period compared to the 2012 period. The primary reason for the increase is due to the addition of four centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012.

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

On July 11, 2013, the Company's Board of Directors declared a $.225 cash dividend per common share payable on August 15, 2013 to each shareholder of record on July 31, 2013, and caused a $.90 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$75,394	$82,705	$(7,311)
Net cash used in investing activities	(70,622)	(69,059)	(1,563)
Net cash used in financing activities	(9,677)	(9,789)	112
Net increase (decrease) in cash and cash equivalents	$(4,905)	$3,857	$(8,762)

Operating Activities

Cash provided by operating activities during 2013 was positively impacted by an increase in operating income, but decreased year over year due to significant changes in other assets and accounts payable and accrued expenses.

Investing Activities

Cash flow used in investing activities was higher in the 2013 period compared to the 2012 period due primarily to a $6.6 million increase in additions to non-real estate assets, offset by an incremental $4.4 million in distributions in excess of earnings received from unconsolidated joint venture properties added in the fourth quarter of 2012. Additions to real estate assets, including investments in unconsolidated joint ventures, were comparable between the 2013 and 2012 periods. The 2013 period included contributions to National Harbor to purchase the land upon which the center will be developed and to RioCan for the purchase of land for a development in Ottawa, ON and an expansion in Cookstown, ON. The 2012 period included funding the development activities in Texas City, TX and Glendale, AZ and a contribution to RioCan of $15.1 million to retire mortgage debt associated with the Cookstown, ON property.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2013	2012	Change
Capital expenditures analysis:
New center developments	$7,538	$4,148	$3,390
Center redevelopment	—	259	(259)
Major center renovations	2,566	4,083	(1,517)
Second generation tenant allowances	7,327	8,716	(1,389)
Other capital expenditures	7,226	3,829	3,397
	24,657	21,035	3,622
Conversion from accrual to cash basis	1,489	(1,090)	2,579
Additions to rental property-cash basis	$26,146	$19,945	$6,201

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

•	Other capital expenditures in 2013 increased over the 2012 period due to a higher number of major capital expenditure projects within our existing portfolio.
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

POTENTIAL FUTURE DEVELOPMENTS

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona; Charlotte, North Carolina; Columbus, Ohio; Foxwoods Resort Casino in Mashantucket, Connecticut ("Foxwoods") and Clarksburg, Maryland. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

Financing Arrangements

At June 30, 2013, 91% of our outstanding debt consisted of unsecured borrowings and 90% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.10%. Our unsecured lines of credit have an expiration date of November 10, 2015 with an option for a one year extension.

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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	47%
Total secured debt to adjusted total assets	<40%	4%
Total unencumbered assets to unsecured debt	>135%	193%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2013 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Deer Park	Deer Park, Long Island NY	33.3%	741,981	$2.0
Galveston/Houston	Texas City, TX	50.0%	352,705	40.1
National Harbor	Washington D.C. Metro Area	50.0%	—	17.3
RioCan Canada	Various	50.0%	434,162	82.3
Westgate	Glendale, Arizona	58.0%	331,739	16.8
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.5
Other			—	1.1
Total				$162.1

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

Deer Park, Long Island, New York

In December 2011, the joint venture refinanced its mortgage and mezzanine loans, totaling $246.9 million. The non-default interest rates for the mortgage and mezzanine loans are LIBOR + 3.50% and LIBOR + 5.00%, respectively with a maturity date of May 17, 2014. The loans require certain financial covenants, such as debt service coverage and loan to value ratios, to be met at various measurement dates. Based on the administrative agent bank's calculation of Deer Park's debt service coverage ratio utilizing financial information as of December 31, 2012, the joint venture was not in compliance with the coverage ratio. As a result, on March 22, 2013, the lender group placed Deer Park in default and also notified Deer Park that the default interest rates would accrue from April 1, 2013 until the default is cured. The default interest rates for the mortgage and mezzanine loans are PRIME + 7.5% and LIBOR + 9%, respectively.

On July 25, 2013, the lenders for both the mortgage and the mezzanine loans and Deer Park entered into forbearance agreements whereby the lenders and Deer Park agreed, among other things, that (1) the partners would make an immediate principal reduction of $10.0 million toward the mortgage on the date of the agreement, (2) default interest on the mortgage through June 30, 2013 would be permanently waived, (3) default interest from July 2013 forward on the mortgage and mezzanine loan would continue to accrue but shall be waived subject to the loan being repaid in full by August 30, 2013, and (4) the managing member would rescind its notice dated February 25, 2013 purporting to terminate the Company as property manager effective September 1, 2013. On July 25, 2013, the partners of Deer Park funded the principal payment of $10.0 million, of which we paid $5.0 million, and delivered the required cancellation of the termination notice.

The Company and its two joint venture partners have each, jointly and severally, guaranteed the payment of interest (but not principal) on the current loans. The operations from Deer Park, together with cash on hand in the joint venture, have been sufficient in the past to pay interest on the loans, although the historical operations would not have generated sufficient cash flow to pay fully the monthly interest at the additional default interest rate.

Deer Park is currently in discussions with various lending institutions to provide refinancing for the property. There can be no assurance that such refinancing will be completed, will be completed on favorable terms or will be completed without additional contributions from the partners.

Deer Park Warehouse, Long Island, New York

In March 2013, in connection with a loan forbearance agreement signed in 2012 with the lender to the joint venture, the warehouse property was sold for approximately $1.2 million. The proceeds were used to satisfy the terms of the forbearance agreement. There was no impact to the net income of the joint venture as a result of this sale and the retirement of the associated mortgage debt.

Galveston/Houston, Texas

Tanger Outlets Texas City, which opened October 19, 2012, was initially fully funded with equity contributed to the joint venture by Tanger and its 50/50 partner. On July 1, 2013, the Joint Venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners. Tanger used its share of the proceeds to reduce amounts outstanding under its unsecured lines of credit.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to open in time for the 2013 holiday shopping season and contain approximately 80 brand name and designer outlet stores in a center containing approximately 340,000 square feet. In November 2012, the joint venture broke ground and began development. Both parties have made equity contributions of $17.2 million to fund certain development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and carries an interest rate of LIBOR + 1.65%. As of June 30, 2013 the balance on the loan was $4.2 million. We provide property management, leasing and marketing services to the joint venture; and with our partner, are jointly providing site development and construction supervision services.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust ("RioCan Joint Venture") to develop and acquire outlet centers in Canada. Any projects developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan will provide development and property management services.

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the joint venture's expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the third quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the third quarter of 2014.

Additionally, the RioCan Joint Venture partners have decided not to proceed with the proposed development at Mississauga’s Heartland Town Centre, west of Toronto, at the current time.

The following table details the debt maturities of the unconsolidated joint ventures as of June 30, 2013 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Deer Park (1)	$246.9	May 2014	LIBOR + 3.50% to 5.00%
National Harbor	$4.2	May 2016	LIBOR + 1.65%
RioCan Canada	$18.7	June 2015 and May 2020	5.10% to 5.75%
Westgate	$42.2	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

(1)	See Deer Park paragraph above in this section for discussion of notice of default related to joint venture debt and applicable interest rates.

Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Fee:
Development	$(8)	$—	$63	$—
Loan Guarantee	40	—	80	—
Management and leasing	786	474	1,631	953
Marketing	100	47	209	100
Total Fees	$918	$521	$1,983	$1,053

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
FUNDS FROM OPERATIONS
Net income	$17,776	$12,458	$34,005	$21,292
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	21,867	24,710	43,910	50,011
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	3,431	1,653	6,604	3,468
Impairment charge - unconsolidated joint ventures	—	140	—	140
Funds from operations (FFO)	43,074	38,961	84,519	74,911
FFO attributable to noncontrolling interests in other consolidated partnerships	(66)	16	(73)	14
Allocation of FFO to participating securities	(461)	(391)	(887)	(698)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$42,547	$38,586	$83,559	$74,227
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	98,955	98,812	98,859	98,702
Dilutive funds from operations per share	$0.43	$0.39	$0.85	$0.75
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	24,739	24,703	24,715	24,676
Dilutive funds from operations per unit	$1.72	$1.56	$3.38	$3.01

(1)	Includes the dilutive effect of options, restricted shares not considered participating securities, and notional units.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$43,074	$38,961	$84,519	$74,911
Adjusted for non-core items:
Acquisition costs	252	—	431	—
AFFO adjustments from unconsolidated joint ventures (1)	330	206	541	892
Adjusted funds from operations (AFFO)	43,656	39,167	85,491	75,803
AFFO attributable to noncontrolling interests in other consolidated partnerships	(66)	16	(73)	14
Allocation of AFFO to participating securities	(468)	(393)	(898)	(707)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$43,122	$38,790	$84,520	$75,110
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,955	98,812	98,859	98,702
Dilutive adjusted funds from operations per share	$0.44	$0.39	$0.85	$0.76
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	24,739	24,703	24,715	24,676
Dilutive adjusted funds from operations per unit	$1.74	$1.57	$3.42	$3.04

(1)	Includes our share of acquisition costs, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures.

(2)	Includes the dilutive effect of options, restricted shares not considered participating securities, and notional units.

(3)	Assumes the partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
SAME CENTER NET OPERATING INCOME
Income before equity in earnings (losses) of unconsolidated joint ventures	$17,273	$13,325	$32,912	$23,611
Interest expense	12,583	12,411	25,459	24,745
Operating income	29,856	25,736	58,371	48,356
Adjusted to exclude:
Depreciation and amortization	22,172	24,923	44,460	50,438
Other non-property income and losses	(1,328)	(1,033)	(2,646)	(1,949)
Acquisition costs	252	—	431	—
General and administrative expenses	9,914	8,699	19,486	18,719
Property net operating income	60,866	58,325	120,102	115,564
Less: non-cash adjustments and termination rents (1)	(1,472)	(1,790)	(2,853)	(3,714)
Property net operating income - cash basis	59,394	56,535	117,249	111,850
Less: non-same center NOI (2)	(3,371)	(2,949)	(6,610)	(5,707)
Total same center NOI - cash basis	$56,023	$53,586	$110,639	$106,143

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Centers excluded from same center NOI are as follows:

a.	Gonzales - Expansion opened during March and April 2013.

b.	Locust Grove - Expansion opened during April 2012.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2013, we had approximately 1.9 million square feet, or 18%, of our consolidated portfolio coming up for renewal during 2013. During the first six months of 2013, we renewed approximately 1.3 million square feet of this space at a 18.5% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 386,000 square feet at a 32.9% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of June 30, 2013 and 2012, respectively, occupancy at our consolidated centers was 98%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2013, we were not a party to any interest rate protection agreements.

As of June 30, 2013, approximately 41% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $4.6 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at June 30, 2013 and December 31, 2012 was $1.2 billion and $1.2 billion, respectively, and its recorded value was $1.1 billion and $1.1 billion, respectively. A 100 basis point increase from prevailing interest rates at June 30, 2013 and December 31, 2012 would result in a decrease in fair value of total debt of approximately $31.1 million and $34.8 million, respectively. Fair values were determined, based on level 2 inputs, using discounted analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of June 30, 2013. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2013. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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
10.1 *
Form of 2013 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 5, 2013

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions
10.1 *
Form of 2013 Outperformance Plan Notional Unit Award agreement. (incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.