Form 10-Q
period 2013-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2013-11-12
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, there were 94,478,785 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,478,785 units of the Operating Partnership and other limited partners collectively owned 5,145,012 units. Each unit held by the other limited partners is exchangeable for one common share of the Company, subject to certain limitations to preserve the Company's REIT status.

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

Noncontrolling interests, shareholder's equity and partners' equity are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by limited partners other than Tanger LP Trust are accounted for as partners' equity in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Rental property
Land	$230,417	$148,002
Buildings, improvements and fixtures	2,004,882	1,796,042
Construction in progress	4,375	3,308
	2,239,674	1,947,352
Accumulated depreciation	(636,035)	(582,859)
Total rental property, net	1,603,639	1,364,493
Cash and cash equivalents	10,482	10,335
Investments in unconsolidated joint ventures	136,922	126,632
Deferred lease costs and other intangibles, net	171,702	107,415
Deferred debt origination costs, net	7,275	9,083
Prepaids and other assets	71,943	60,842
Total assets	$2,001,963	$1,678,800
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,753 and $1,967, respectively)	$548,247	$548,033
Unsecured term loans (net of discount of $435 and $547, respectively)	267,065	259,453
Mortgages payable (including premiums of $3,963 and $6,362, respectively)	251,533	107,745
Unsecured lines of credit	259,000	178,306
Total debt	1,325,845	1,093,537
Construction trade payables	5,272	7,084
Accounts payable and accrued expenses	48,400	41,149
Deferred financing obligation	28,388	—
Other liabilities	33,101	23,155
Total liabilities	1,441,006	1,164,925
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 94,478,785 and 94,061,384 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	945	941
Paid in capital	785,515	766,056
Accumulated distributions in excess of net income	(262,173)	(285,588)
Accumulated other comprehensive income	1,179	1,200
Equity attributable to Tanger Factory Outlet Centers, Inc.	525,466	482,609
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	28,615	24,432
Noncontrolling interests in other consolidated partnerships	6,876	6,834
Total equity	560,957	513,875
Total liabilities and equity	$2,001,963	$1,678,800

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Base rentals	$64,301	$59,662	$184,591	$175,464
Percentage rentals	3,084	3,180	6,956	6,542
Expense reimbursements	27,414	24,908	78,544	73,777
Other income	3,104	2,733	7,516	6,278
Total revenues	97,903	90,483	277,607	262,061
Expenses
Property operating	29,863	27,614	86,819	81,679
General and administrative	9,754	9,018	29,240	27,737
Acquisition costs	532	—	963	—
Depreciation and amortization	24,223	24,809	68,683	75,247
Total expenses	64,372	61,441	185,705	184,663
Operating income	33,531	29,042	91,902	77,398
Interest expense	(12,367)	(12,317)	(37,826)	(37,062)
Gain on previously held interest in acquired joint venture	26,002	—	26,002	—
Income before equity in earnings (losses) of unconsolidated joint ventures	47,166	16,725	80,078	40,336
Equity in earnings (losses) of unconsolidated joint ventures	9,014	(555)	10,107	(2,874)
Net income	56,180	16,170	90,185	37,462
Noncontrolling interests in Operating Partnership	(2,787)	(836)	(4,435)	(2,315)
Noncontrolling interests in other consolidated partnerships	(99)	(7)	(129)	25
Net income attributable to Tanger Factory Outlet Centers, Inc.	$53,294	$15,327	$85,621	$35,172

Basic earnings per common share
Net income	$0.56	$0.16	$0.91	$0.38
Diluted earnings per common share
Net income	$0.56	$0.16	$0.90	$0.37

Dividends paid per common share	$0.225	$0.210	$0.660	$0.620
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$56,180	$16,170	$90,185	$37,462
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(94)	(88)	(147)	(261)
Foreign currency translation adjustments	(79)	(73)	124	(39)
Other comprehensive income (loss)	(173)	(161)	(23)	(300)
Comprehensive income	56,007	16,009	90,162	37,162
Comprehensive income attributable to noncontrolling interests	(2,877)	(835)	(4,562)	(2,273)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$53,130	$15,174	$85,600	$34,889
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	53,228	—	53,228	3,267	(19)	56,476
Other comprehensive loss	—	—	—	(335)	(335)	(21)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	—	10,676	—	—	10,676
Issuance of 37,700 common shares upon exercise of options	—	481	—	—	481	—	—	481
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	34,910	—	—	34,910	(34,910)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(10)	—	—	(10)	—	10	—
Exchange of 6,730,028 Operating Partnership units for 6,730,028 common shares	68	(68)	—	—	—	—	—	—
Common dividends ($0.83 per share)	—	—	(76,903)	—	(76,903)	—	—	(76,903)
Distributions to noncontrolling interest in Operating Partnership	—	—	—	—	—	(4,931)	—	(4,931)
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except share and per share data, unaudited) (Continued)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	85,621	—	85,621	4,435	129	90,185
Other comprehensive loss	—	—	—	(21)	(21)	(2)	—	(23)
Compensation under Incentive Award Plan	—	8,614	—	—	8,614	—	—	8,614
Issuance of 17,600 common shares upon exercise of options	—	332	—	—	332	—	—	332
Issuance of 450,576 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Grant of 337,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,095	—	—	11,095	(11,095)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(578)	—	—	(578)	—	578	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.66 per share)	—	—	(62,206)	—	(62,206)	—	—	(62,206)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(3,136)	(140)	(3,276)
Balance, September 30, 2013	$945	$785,515	$(262,173)	$1,179	$525,466	$28,615	$6,876	$560,957

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$90,185	$37,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,683	75,247
Amortization of deferred financing costs	1,795	1,722
Gain on previously held interest in acquired joint venture	(26,002)	—
Equity in (earnings) losses of unconsolidated joint ventures	(10,107)	2,874
Distributions of cumulative earnings from unconsolidated joint ventures	4,415	740
Share-based compensation expense	8,363	8,231
Amortization of debt (premiums) and discounts, net	(767)	(753)
Net amortization (accretion) of market rent rate adjustments	389	(489)
Straight-line rent adjustments	(4,068)	(2,866)
Changes in other assets and liabilities:
Other assets	236	(1,336)
Accounts payable and accrued expenses	3,947	8,331
Net cash provided by operating activities	137,069	129,163
INVESTING ACTIVITIES
Additions to rental property	(40,578)	(31,157)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(11,271)	—
Additions to investments in and notes receivable from unconsolidated joint ventures	(140,373)	(57,810)
Additions to non-real estate assets	(7,768)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	45,891	336
Additions to deferred lease costs	(3,381)	(3,430)
Net cash used in investing activities	(157,480)	(92,061)
FINANCING ACTIVITIES
Cash dividends paid	(62,206)	(57,202)
Distributions to noncontrolling interests in Operating Partnership	(3,136)	(3,900)
Proceeds from debt issuances	500,003	491,477
Repayments of debt	(413,806)	(463,705)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—
Distributions to noncontrolling interests in other consolidated partnerships	(67)	—
Additions to deferred financing costs	(37)	(2,527)
Proceeds from exercise of options	332	372
Net cash provided by (used in) financing activities	20,558	(35,485)
Net increase in cash and cash equivalents	147	1,617
Cash and cash equivalents, beginning of period	10,335	7,894
Cash and cash equivalents, end of period	$10,482	$9,511
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Rental property
Land	$230,417	$148,002
Buildings, improvements and fixtures	2,004,882	1,796,042
Construction in progress	4,375	3,308
	2,239,674	1,947,352
Accumulated depreciation	(636,035)	(582,859)
Total rental property, net	1,603,639	1,364,493
Cash and cash equivalents	10,458	10,295
Investments in unconsolidated joint ventures	136,922	126,632
Deferred lease costs and other intangibles, net	171,702	107,415
Deferred debt origination costs, net	7,275	9,083
Prepaids and other assets	71,531	60,408
Total assets	$2,001,527	$1,678,326
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $1,753 and $1,967, respectively)	$548,247	$548,033
Unsecured term loans (net of discount of $435 and $547, respectively)	267,065	259,453
Mortgages payable (including premiums of $3,963 and $6,362, respectively)	251,533	107,745
Unsecured lines of credit	259,000	178,306
Total debt	1,325,845	1,093,537
Construction trade payables	5,272	7,084
Accounts payable and accrued expenses	47,964	40,675
Deferred financing obligation	28,388	—
Other liabilities	33,101	23,155
Total liabilities	1,440,570	1,164,451
Commitments and contingencies
Equity
Partners' Equity
General partner	4,978	4,720
Limited partners	548,019	501,214
Accumulated other comprehensive income	1,084	1,107
Total partners' equity	554,081	507,041
Noncontrolling interests in consolidated partnerships	6,876	6,834
Total equity	560,957	513,875
Total liabilities and equity	$2,001,527	$1,678,326
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Base rentals	$64,301	$59,662	$184,591	$175,464
Percentage rentals	3,084	3,180	6,956	6,542
Expense reimbursements	27,414	24,908	78,544	73,777
Other income	3,104	2,733	7,516	6,278
Total revenues	97,903	90,483	277,607	262,061
Expenses
Property operating	29,863	27,614	86,819	81,679
General and administrative	9,754	9,018	29,240	27,737
Acquisition costs	532	—	963	—
Depreciation and amortization	24,223	24,809	68,683	75,247
Total expenses	64,372	61,441	185,705	184,663
Operating income	33,531	29,042	91,902	77,398
Interest expense	(12,367)	(12,317)	(37,826)	(37,062)
Gain on previously held interest in acquired joint venture	26,002	—	26,002	—
Income before equity in earnings (losses) of unconsolidated joint ventures	47,166	16,725	80,078	40,336
Equity in earnings (losses) of unconsolidated joint ventures	9,014	(555)	10,107	(2,874)
Net income	56,180	16,170	90,185	37,462
Noncontrolling interests in consolidated partnerships	(99)	(7)	(129)	25
Net income available to partners	56,081	16,163	90,056	37,487
Net income available to limited partners	55,510	15,998	89,138	37,103
Net income available to general partner	$571	$165	$918	$384

Basic earnings per common unit:
Net income	$0.56	$0.16	$0.91	$0.38
Diluted earnings per common unit:
Net income	$0.56	$0.16	$0.90	$0.37

Distribution paid per common unit	$0.225	$0.210	$0.660	$0.620
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$56,180	$16,170	$90,185	$37,462
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(94)	(88)	(147)	(261)
Foreign currency translation adjustments	(79)	(73)	124	(39)
Other comprehensive income (loss)	(173)	(161)	(23)	(300)
Comprehensive income	56,007	16,009	90,162	37,162
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(99)	(7)	(129)	25
Comprehensive income attributable to the Operating Partnership	$55,908	$16,002	$90,033	$37,187
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 37,700 common units upon exercise of options	—	481	—	481	—	481
Grant of 566,000 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($.83 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	4,720	501,214	1,107	507,041	6,834	513,875
Net income	918	89,138	—	90,056	129	90,185
Other comprehensive income	—	—	(23)	(23)	—	(23)
Compensation under Incentive Award Plan	—	8,614	—	8,614	—	8,614
Issuance of 17,600 common units upon exercise of options	—	332	—	332	—	332
Issuance of 450,576 limited partner units	—	13,981	—	13,981	—	13,981
Grant of 337,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(578)	—	(578)	578	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($.66 per common unit)	(660)	(64,682)	—	(65,342)	(140)	(65,482)
Balance, September 30, 2013	$4,978	$548,019	$1,084	$554,081	$6,876	$560,957

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$90,185	$37,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,683	75,247
Amortization of deferred financing costs	1,795	1,722
Gain on previously held interest in acquired joint venture	(26,002)	—
Equity in (earnings) losses of unconsolidated joint ventures	(10,107)	2,874
Distributions of cumulative earnings from unconsolidated joint ventures	4,415	740
Equity-based compensation expense	8,363	8,231
Amortization of debt (premiums) and discounts, net	(767)	(753)
Net amortization (accretion) of market rent rate adjustments	389	(489)
Straight-line rent adjustments	(4,068)	(2,866)
Changes in other assets and liabilities:
Other assets	214	(1,274)
Accounts payable and accrued expenses	3,985	8,290
Net cash provided by operating activities	137,085	129,184
INVESTING ACTIVITIES
Additions to rental property	(40,578)	(31,157)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(11,271)	—
Additions to investments in and notes receivable from unconsolidated joint ventures	(140,373)	(57,810)
Additions to non-real estate assets	(7,768)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	45,891	336
Additions to deferred lease costs	(3,381)	(3,430)
Net cash used in investing activities	(157,480)	(92,061)
FINANCING ACTIVITIES
Cash distributions paid	(65,342)	(61,102)
Proceeds from debt issuances	500,003	491,477
Repayments of debt	(413,806)	(463,705)
Acquisition of noncontrolling interests in consolidated partnerships	(525)	—
Distributions to noncontrolling interests in consolidated partnerships	(67)	—
Additions to deferred financing costs	(37)	(2,527)
Proceeds from exercise of options	332	372
Net cash provided by (used in) financing activities	20,558	(35,485)
Net increase in cash and cash equivalents	163	1,638
Cash and cash equivalents, beginning of period	10,295	7,866
Cash and cash equivalents, end of period	$10,458	$9,504
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2013, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 outlet centers totaling approximately 1.4 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,478,785 units of the Operating Partnership and other limited partners collectively owned 5,145,012 units.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Noncontrolling interests in the Operating Partnership relate to the interests owned by limited partners other than Tanger LP Trust. In August 2013, the Operating Partnership's operating agreement was amended to, among other things, effect a four-for-one split by issuing to its existing holders four units of partnership interest for every one unit outstanding. After the effect of the split, each unit of partnership interest held by limited partners not wholly owned by the Company may be exchanged for one common share of the Company. Prior to the split, each unit held by the limited partners not wholly owned by the Company was exchangeable for four common shares of the Company. All references to the number of units outstanding and per unit amounts reflect the effect of the split for all periods presented.

The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

Certain amounts related to reimbursements of payroll related expenses from unconsolidated joint ventures in the statement of operations for the three and nine months ended September 30, 2012 have been reclassified to the caption “expense reimbursements” from the caption “other income” to conform to the presentation of the consolidated statement of operations presented for the three months and nine months ended September 30, 2013.

In addition, we have corrected the classification of certain amounts related to above and below market lease contracts in the consolidated balance sheet of the Company and Operating Partnership as of December 31, 2012. The amounts were previously reported net within the deferred lease costs and other intangibles, net line item. Below market lease values, net of accumulated amortization, in the amount of $6.4 million have been reclassified into the other liabilities line item in the consolidated balance sheet as of December 31, 2012. These revisions were not considered material to the previously issued financial statements.

3. Acquisition of Rental Property

In August 2013, Deer Park completed a refinancing of its existing debt and then immediately restructured the ownership whereby we acquired an additional ownership interest in the property from one of the partners which gave us a controlling interest. With the acquisition of this additional interest, we have consolidated the property for financial reporting purposes since the acquisition date, and remeasured our previously held interest that was accounted for as an equity method investment.

Prior to the acquisition, Deer Park successfully negotiated new financing of the debt obligations for the previous mortgage and mezzanine loans totaling approximately $238.5 million, with a $150.0 million mortgage loan. The new five year mortgage loan bears interest at a 150 basis point spread over LIBOR. The previous mortgage and mezzanine loans were in default, and as part of the refinancing, all default interest associated with the loans was waived. Utilizing funding from our existing unsecured lines of credit, we loaned approximately $89.5 million at a rate of LIBOR plus 3.25% and due on August 30, 2020 to the Deer Park joint venture representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. As a result of the refinancing, Deer Park recorded a gain on early extinguishment of debt of approximately $13.8 million. Our share of this gain and the income from the settlement of a lawsuit with a third party was approximately $7.8 million and has been included in equity in earnings (losses) of unconsolidated joint ventures in the consolidated statement of operations for the three and nine months ended September 30, 2013.

Subsequent to the debt extinguishment, we acquired an additional one-third interest in the Deer Park property from one of the partners, bringing our total ownership to a two-thirds interest, for total consideration of approximately $27.9 million, including $13.9 million in cash and 450,576 in common limited partnership units of Tanger Properties Limited Partnership, which are exchangeable for an equivalent number of the Company's common shares. This transaction was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture was considered a variable interest entity and was accounted for under the equity method of accounting since we did not have the ability to direct the significant activities that affect the economic performance of the venture as a one-third owner. Upon acquiring an additional one-third interest, we determined, based on the acquisition agreement and other transaction documents which amended our rights with respect to the property and our obligations with respect to the additional one-third interest, that we control the property assets and direct the property’s significant activities and therefore, consolidate the property’s assets and liabilities.

The following table illustrates the fair value of the total consideration transferred and the amounts of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash transferred	$13,939
Common limited partnership units issued	13,981
Fair value of total consideration transferred to acquire one-third interest	27,920
Fair value of our previously held one-third interest	27,920
Fair value of one-third interest owned by the remaining partner	27,920
Fair value of net assets acquired	$83,760

The aggregate purchase price of the property has been allocated as follows:

	Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$82,413
Buildings, improvements and fixtures	172,694
Deferred lease costs and other intangibles
Above market lease value	18,807	11.9
Below market lease value	(12,658)	18.5
Lease in place value	28,846	7.6
Tenant relationships	27,594	19.0
Lease and legal costs	1,724	8.9
Total deferred lease costs and other intangibles, net	64,313
Other identifiable assets and liabilities assumed, net	2,265
Debt	(237,925)
Total fair value of net assets acquired	$83,760

There was no contingent consideration associated with this acquisition. We incurred approximately $772,000 in third-party acquisition costs which were expensed as incurred. As a part of the acquisition accounting, we recorded a gain of $26.0 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in Deer Park.

Although we do not anticipate any changes in the fair value measurements of the acquisitions, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

Following the acquisition, we and the remaining one-third owner of the Deer Park property restructured certain aspects of our ownership of the property, whereby we receive substantially all of the economics generated by the property and would have substantial control over the property's financial activities. We and the remaining one-third owner of the Deer Park property entered into a triple net lease agreement with a different wholly-owned subsidiary of ours which operates the property as lessee. Under the new structure, we will serve as property manager and control the management, leasing, marketing and other operations of the property. We and the remaining one-third property owner will receive, in proportion to our respective ownership interests, fixed annual lease payments of approximately $2.5 million, plus an amount necessary to pay the interest expense on debt related to the property. In addition, we and the remaining property owner have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. Due to the other partner's ability to require us to purchase their interest, we have recorded an obligation to redeem their interest at the redemption price as a deferred financing obligation in the other liabilities section of the balance sheet.

The results of operations from the property are included in the consolidated statements of operations beginning on the acquisition date. The aggregate revenues and net loss from the property from the acquisition date through September 30, 2013, were $3.2 million and $337,000, respectively. The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2013 is presented as if the acquisition had been consummated as of January 1, 2012, the beginning of the previous reporting period (in thousands, except per share data):

	(Pro forma)		(Pro forma)
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Total Revenue	$104,326	$98,905	$300,931	$286,452
Income from continuing operations	29,417	15,041	61,700	60,333
Net income attributable to Tanger Factory Outlet Centers, Inc.	27,861	14,257	58,466	58,102
Basic earnings per common share	0.30	0.15	0.62	0.63
Diluted earnings per common share	0.29	0.15	0.61	0.62

4. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of September 30, 2013 and December 31, 2012 aggregated $136.9 million and $126.6 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At September 30, 2013 and December 31, 2012, we were members of the following unconsolidated real estate joint ventures:

As of September 30, 2013
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$5.9	$—
Galveston/Houston	Texas City, TX	50.0%	347,930	7.7	65.0
National Harbor	Washington D.C. Metro Area	50.0%	—	17.5	28.1
RioCan Canada	Various	50.0%	434,162	86.7	18.8
Westgate	Glendale, AZ	58.0%	331,739	16.4	43.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.5	24.3
Other			—	0.2	—
				$136.9	$179.2

As of December 31, 2012
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island, NY	33.3%	741,981	$3.0	$246.9
Deer Park Warehouse	Deer Park, Long Island, NY	33.3%	29,253	—	1.9
Galveston/Houston	Texas City, TX	50.0%	352,705	36.7	—
National Harbor	Washington D.C. Metro Area	50.0%	—	2.6	—
RioCan Canada	Various	50.0%	434,562	62.2	20.1
Westgate	Glendale, AZ	58.0%	332,234	19.1	32.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.8	24.3
Other			—	0.2	—
				$126.6	$325.2

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

The following management, development, leasing and marketing fees were recognized from services provided to our unconsolidated joint ventures (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fee:
Development	$(6)	$8	$57	$8
Loan Guarantee	40	16	121	16
Management and leasing	761	554	2,391	1,507
Marketing	93	61	301	161
Total Fees	$888	$639	$2,870	$1,692

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

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project will feature approximately 90 brand name and designer stores and is expected to open during the third quarter of 2014.

As of September 30, 2013, we and our partner had each contributed approximately $5.9 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

Deer Park, Long Island, New York

As described in Note 3, we acquired an additional one-third ownership interest in Deer Park and have consolidated the property for financial reporting purposes since the acquisition date.

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

Galveston/Houston, Texas

Tanger Outlets Texas City, which opened on October 19, 2012, was initially fully funded with equal equity contributions to the joint venture by us and our 50/50 joint venture partner. In July 2013, the joint venture closed on a mortgage loan with the ability to borrow up to $70.0 million with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, and with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to open in time for the 2013 holiday shopping season with approximately 80 brand name and designer outlet stores in a center containing approximately 340,000 square feet. In November 2012, the joint venture broke ground and began development. Both parties have made equity contributions of $17.2 million to fund certain development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and which carries an interest rate of LIBOR + 1.65%. As of September 30, 2013 the balance on the loan was $28.1 million. We provide property management, leasing and marketing services to the joint venture; and with our partner, are jointly providing site development and construction supervision services.

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

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the joint venture's expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014.

Additionally, the RioCan Joint Venture partners have decided not to proceed with the proposed development at Mississauga’s Heartland Town Centre, west of Toronto, at the current time.

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Westgate joint venture is a Variable Interest Entity ("VIE") and all of our other joint ventures are not a VIE. Westgate is considered a VIE because the voting rights are disproportionate to the economic interests. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

After making the determination that Westgate was a VIE, we performed an assessment to determine if we would be considered the primary beneficiary and thus be required to consolidate its balance sheet and results of operations. This assessment was based upon whether we had the following:

a.	The power to direct the activities of the VIE that most significantly impact the entity's economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE

The operating, development, leasing, and management agreement of Westgate provides that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting for Westgate. Our equity method investment in Westgate as of September 30, 2013 was approximately $16.4 million. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Summary Balance Sheets - Unconsolidated Joint Ventures	September 30, 2013	December 31, 2012
Assets
Land	$49,184	$96,455
Buildings, improvements and fixtures	256,652	493,424
Construction in progress, including land	138,615	16,338
	444,451	606,217
Accumulated depreciation	(25,561)	(62,547)
Total rental property, net	418,890	543,670
Assets held for sale (1)	—	1,828
Cash and cash equivalents	13,727	21,879
Deferred lease costs, net	20,012	24,411
Deferred debt origination costs, net	1,970	5,213
Prepaids and other assets	8,167	25,350
Total assets	$462,766	$622,351
Liabilities and Owners' Equity
Mortgages payable	$179,212	$325,192
Construction trade payables	13,950	21,734
Accounts payable and other liabilities	6,253	31,944
Total liabilities	199,415	378,870
Owners' equity	263,351	243,481
Total liabilities and owners' equity	$462,766	$622,351
(1) Assets related to our Deer Park Warehouse joint venture that were sold in March 2013.

	Three months ended		Nine months ended
Summary Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2013	2012	2013	2012
Revenues (a)	$29,013	$11,985	$70,961	$35,249
Expenses
Property operating	7,808	5,521	25,440	15,495
General and administrative	629	365	962	765
Acquisition costs	19	—	474	704
Abandoned development costs	19	—	153	1,390
Impairment Charge	—	—	—	420
Depreciation and amortization	6,232	4,283	21,200	13,191
Total expenses	14,707	10,169	48,229	31,965
Operating income	14,306	1,816	22,732	3,284
Gain on early extinguishment of debt	13,820	—	13,820	—
Interest expense	(2,840)	(3,540)	(10,406)	(10,967)
Net income (loss)	$25,286	$(1,724)	$26,146	$(7,683)

The Company and Operating Partnership's share of:
Net income (loss)	$9,014	$(555)	$10,107	$(2,874)
Depreciation and impairment charge (real estate related)	$2,861	$1,641	$9,465	$5,249

a) Note that revenues for the three and nine months ended September 30, 2013 include approximately $9.5 million of other income from the settlement of a lawsuit at Deer Park prior to our acquisition of an additional one-third interest in and the consolidation of the property.

5. New Developments

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the joint venture, which will be consolidated for financial reporting purposes. The outlet center will feature approximately 80 brand name and designer tenants. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort, which attract millions of visitors each year. Due to the relative complexity of the project, the construction period is expected to exceed our typical development timeline and we currently expect the property to open in the second quarter of 2015.

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of September 30, 2013 and December 31, 2012, the Operating Partnership had amounts outstanding on these lines totaling $259.0 million and $178.3 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2013		December 31, 2012
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(238)	$250,000	$(317)
Senior notes	6.125%	June 2020	300,000	(1,515)	300,000	(1,650)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	49,148	4,189	52,212	4,495
Deer Park (2)	LIBOR + 1.50%	August 2018	150,000	(1,583)	—	—
Hershey (1)	5.17%-8.00%	August 2015	30,139	1,141	30,631	1,581
Ocean City (1)	5.24%	January 2016	18,283	216	18,540	285
Note payable (1)	1.50%	June 2016	10,000	(435)	10,000	(546)
Unsecured term loan (3)	LIBOR + 1.60%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	—	—
Unsecured lines of credit (4)	LIBOR + 1.10%	November 2015	259,000	—	178,306	—
			$1,324,070	$1,775	$1,089,689	$3,848

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)
On August 30, 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed an interest-only mortgage loan that has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements that fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate of 2.80%.

(3)	This unsecured term loan is pre-payable without penalty beginning in February of 2015.

(4)
At September 30, 2013, we had the option to extend the lines for one additional year to November 10, 2016. These lines required a facility fee payment of 0.175% annually based on the total amount of the commitment. The credit spread and facility fee can vary depending on our investment grade rating. In October 2013, we amended the lines of credit which extended the maturity to October 2017 with the ability to extend for one additional year, reduced the interest rate spread over LIBOR to 1.00% and reduced the facility fee to 0.15%. Loan origination costs associated with the amendments totaled approximately $1.5 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2013 we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2013 are as follows (in thousands):

Calendar Year	Amount
2013	$871
2014	3,603
2015	541,344
2016	30,283
2017	10,508
Thereafter	737,461
Subtotal	1,324,070
Net premiums	1,775
Total	$1,325,845

8. Shareholders' Equity of the Company

Throughout the first nine months of 2013, limited partners of the Operating Partnership exchanged a total of 67,428 Operating Partnership units for an equal number of common shares of the Company. After the above described exchanges, the limited partners not wholly owned by the Company owned 5,145,012 Operating Partnership units which were exchangeable for an equal number of Company common shares.

9. Partners' Equity of the Operating Partnership

The ownership interests of the Operating Partnership as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Common units:
General partner	1,000,000	1,000,000
Limited partners	98,623,797	97,823,248
Total common units	99,623,797	98,823,248

During the third quarter of 2013, the Operating Partnership's operating agreement was amended to, among other things, effect a four-for-one split by issuing to its existing holders four units of partnership interest for every one unit outstanding. After the effect of the split, each unit of partnership interest held by limited partners not wholly owned by the Company may be exchanged for one common share of the Company. Prior to the split, each unit held by the limited partners not wholly owned by the Company was exchangeable for four common shares of the Company. All references to the number of units outstanding and per unit amounts reflect the effect of the split for all periods presented.

Also, in August 2013 as disclosed in Note 3, the Operating Partnership issued 450,576 common limited partnership units, as partial consideration for the acquisition of an additional one-third interest in Deer Park.

10. Equity Based Compensation of the Company

We have a shareholder approved share-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. When shares are issued by the Company, the Operating Partnership issues corresponding units to the Company, based on the current exchange ratio as provided by the Operating Partnership agreement. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted common shares (1)	$2,141	$1,886	$6,162	$6,600
Notional unit performance awards	778	495	2,069	1,475
Options	45	53	132	156
Total share-based compensation	$2,964	$2,434	$8,363	$8,231

(1)
For the nine months ended September 30, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant under the terms of the amended and restated Employment Agreement (the "Employment Agreement") for Steven B. Tanger, President and Chief Executive Officer of the Company.

The following table summarizes information related to unvested restricted common shares outstanding as of September 30, 2013:

Unvested Restricted Common Shares	Number of shares	Weighted-average grant date fair value
Unvested at December 31, 2012	1,047,993	$24.39
Granted	349,373	31.01
Vested	(291,400)	22.34
Forfeited	(12,000)	25.61
Unvested at September 30, 2013	1,093,966	$27.04

The total value of restricted common shares vested during the nine months ended September 30, 2013 and September 30, 2012 was $9.7 million and $8.0 million, respectively.

As of September 30, 2013, there was $30.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$53,294	$15,327	$85,621	$35,172
Less allocation of earnings to participating securities	(609)	(209)	(932)	(576)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$52,685	$15,118	$84,689	$34,596
Denominator
Basic weighted average common shares	93,368	92,674	93,278	91,359
Effect of notional units	856	880	841	865
Effect of outstanding options and restricted common shares	76	93	91	78
Diluted weighted average common shares	94,300	93,647	94,210	92,302
Basic earnings per common share:
Net income	$0.56	$0.16	$0.91	$0.38
Diluted earnings per common share:
Net income	$0.56	$0.16	$0.90	$0.37

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.  For the three months ended September 30, 2013 and 2012 no options were excluded from the computation. For the nine months ended September 30, 2013, 200 options were excluded from the computation and for the nine months ended September 30, 2012, 167,800 options were excluded from the computation. The assumed exchange of the partnership units held by the noncontrolling interest limited partners as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing the Operating Partnership's earnings per unit (in thousands, except per unit amounts). Note that all per unit amounts reflect a four-for-one split of the Operating Partnership's units.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator
Net income attributable to partners of the Operating Partnership	$56,081	$16,163	$90,056	$37,487
Less allocation of earnings to participating securities	(609)	(209)	(933)	(576)
Net income available to common unitholders of the Operating Partnership	$55,472	$15,954	$89,123	$36,911
Denominator
Basic weighted average common units	98,246	97,727	98,072	97,656
Effect of notional units	856	879	841	865
Effect of outstanding options and restricted common units	76	93	91	78
Diluted weighted average common units	99,178	98,699	99,004	98,599
Basic earnings per common unit:
Net income	$0.56	$0.16	$0.91	$0.38
Diluted earnings per common unit:
Net income	$0.56	$0.16	$0.90	$0.37

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

When the Company issues common shares upon exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding unit to the Company for each Company common share issued.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended September 30, 2013 and 2012 no units were excluded from the computation. For the nine months ended September 30, 2013, 200 units were excluded from the computation and for the nine months ended September 30, 2012, 167,800 units, which would be issued upon the exercise of outstanding options, were excluded from the computation.

Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of these unvested restricted share awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on distributions declared and the unvested restricted shares awards' participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents, are included in the diluted earnings per unit compilation if the effect is dilutive, using the treasury stock method.

13. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the nine months ended September 30, 2013 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance as of December 31, 2012	$(5)	$1,205	$1,200
Amortization of cash flow hedges	—	(263)	(263)
Unrealized gains/(losses) on foreign currency translation adjustments	119	—	119
Realized loss on foreign currency	123	—	123
Current period other comprehensive income (loss), net	242	(263)	(21)
Ending balance as of September 30, 2013	$237	$942	$1,179

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Amortization of cash flow hedges	$(89)	$(84)	$(263)	$(244)	Interest expense
Realized loss on foreign currency	$—	$—	$123	$—	Interest expense

14. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the nine months ended September 30, 2013 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance as of December 31, 2012	$(5)	$1,112	$1,107
Amortization of cash flow hedges	—	(276)	(276)
Unrealized gains/(losses) on foreign currency translation adjustments	124	—	124
Realized loss on foreign currency	129	—	129
Current period other comprehensive income (loss), net	253	(276)	(23)
Ending balance as of September 30, 2013	$248	$836	$1,084

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Amortization of cash flow hedges	$(94)	$(88)	$(276)	$(261)	Interest expense
Realized loss on foreign currency	$—	$—	$129	$—	Interest expense

15. Fair Value Measurements

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

We had no assets or liabilities measured at fair value on either a recurring or non-recurring basis as of September 30, 2013 or December 31, 2012.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at September 30, 2013 and December 31, 2012, was $1.4 billion and $1.2 billion, respectively, and its recorded value was $1.3 billion and $1.1 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

16. Non-Cash Activities

Non-cash financing activities related to the acquisition of a controlling interest in Deer Park, as discussed in Note 3, included the assumption of debt totaling $237.9 million, and the issuance of $14.0 million in Operating Partnership common limited partnership units as a portion of the consideration given. In addition, rental property and lease related intangible assets increased by $27.9 million related to the fair value of the one-third interest owned by Deer Park's other remaining partner and $26.0 million related to the fair value of our previously held interest in excess of carrying amount.

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2013 and 2012 amounted to $5.3 million and $10.5 million, respectively.

17. Subsequent Events

On October 24, 2013, we closed on amendments to our unsecured lines of credit, extending the maturity, reducing the overall borrowing costs, and amending certain debt covenants. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00%. Loan origination costs associated with the amendments totaled approximately $1.5 million.

On October 28, 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million Deer Park mortgage. The loan bears interest at LIBOR plus 1.50% and matures in August 2018. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors listed there through September 30, 2013.

General Overview

At September 30, 2013, we had 37 consolidated outlet centers in 24 states totaling 11.5 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2012 to September 30, 2013.

Center	Date Open	Square Feet (in thousands)	Centers	States
As of January 1, 2012		10,724	36	24
Expansion:
Locust Grove, GA	Second quarter 2012	26	—	—
Other		(13)	—	—
As of December 31, 2012		10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013	40
Sevierville, TN	Third quarter 2013	19
Acquisition:
Deer Park, NY (1)		742	1
Other		9	—	—
As of September 30, 2013		11,547	37	24

(1)	The Company acquired a controlling interest in the Deer Park, NY center on August 30, 2013.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2013. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	741,981	95
Riverhead, New York (1)	729,734	100
Rehoboth Beach, Delaware (1)	568,975	100
Foley, Alabama	557,014	98
Atlantic City, New Jersey (1)	489,762	95
San Marcos, Texas	441,929	99
Sevierville, Tennessee (1)	438,076	99
Myrtle Beach Hwy 501, South Carolina	425,247	100
Jeffersonville, Ohio	411,776	100
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Pittsburgh, Pennsylvania	372,972	100
Commerce II, Georgia	370,512	99
Charleston, South Carolina	365,107	100
Howell, Michigan	324,652	99
Locust Grove, Georgia	321,070	99
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	100
Branson, Missouri	302,922	100
Park City, Utah	298,391	99
Westbrook, Connecticut	289,898	99
Williamsburg, Iowa	277,230	99
Lincoln City, Oregon	270,212	99
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	95
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	100
Hilton Head II, South Carolina	206,544	100
Fort Myers, Florida	198,877	91
Ocean City, Maryland (1)	198,840	100
Terrell, Texas	177,800	99
Hilton Head I, South Carolina	177,199	99
Barstow, California	171,300	100
West Branch, Michigan	112,570	98
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,161	100
Kittery I, Maine	57,667	100
Kittery II, Maine	24,619	100
Totals	11,547,197	99

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Texas City, TX (50% owned)	347,930	100
Glendale, AZ (58% owned)	331,739	100
Wisconsin Dells, WI (50% owned)	265,086	100
Bromont, QC (50% owned)	162,543	93
Cookstown, ON (50% owned)	155,522	95
Saint-Sauveur, QC (50% owned)	116,097	100
Total	1,378,917

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Nine months ended September 30, 2013
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	154	510,000	$30.57	$40.69	8.68	$25.88
Renewal	306	1,457,000	$23.61	$0.90	4.81	$23.42

	Nine months ended September 30, 2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	130	440,000	$31.54	$42.59	8.55	$26.56
Renewal	277	1,358,000	$21.56	$—	4.60	$21.56

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

NET INCOME

Net income increased $40.0 million in the 2013 period to $56.2 million as compared to $16.2 million for the 2012 period. The increase in net income was attributable to an increase in base rentals from internal growth within our existing portfolio, the acquisition of a controlling interest in the property in Deer Park, NY on August 30, 2013, which caused us to consolidate the property for financial reporting purposes, and the addition of several expansions within our portfolio at existing properties since October 1, 2012. In addition, our equity in earnings from unconsolidated joint ventures increased $9.6 million, primarily due to a gain on early extinguishment of debt and the settlement of a lawsuit at Deer Park prior to our acquiring a controlling interest. In association with the acquisition, we recorded a gain of $26.0 million representing the difference between the recorded value and the fair market value of our original equity interest.

BASE RENTALS

Base rentals increased $4.6 million, or 8%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Change
Existing property base rentals	$62,342	$59,467	$2,875
Base rentals from acquired properties	2,044	—	2,044
Termination fees	36	22	14
Amortization of above and below market rent adjustments, net	(121)	173	(294)
	$64,301	$59,662	$4,639

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Amortization of above and below market lease values decreased due to leases from prior year acquisitions becoming fully amortized during the period from October 1, 2012 to September 30, 2013. In addition, the purchase price allocation of the Deer Park acquisition resulted in an above market asset of approximately $6.1 million.

At September 30, 2013, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $11.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, decreased $96,000, or 3%, from the 2012 period to the 2013 period. The decrease in percentage rentals is directly related to a slow down in the increase in tenant sales productivity in the 2013 period as compared to the 2012 period. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2013 increased approximately 1% to $384 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2013	2012	Change
Existing property percentage rentals	$3,055	$3,180	$(125)
Percentage rentals from acquired properties	29	—	29
	$3,084	$3,180	$(96)

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $2.5 million, or 10%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Change
Existing property expense reimbursements	$26,257	$24,908	$1,349
Property expense reimbursements from acquired properties	1,157	—	1,157
	$27,414	$24,908	$2,506

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $371,000, or 14%, in the 2013 period as compared to the 2012 period. The majority of the increase is due to the incremental fees earned from the unconsolidated joint ventures that were added to the portfolio during the fourth quarter of 2012. The following table sets forth the changes in various components of other income (in thousands):

	2013	2012	Change
Existing property other income	$3,045	$2,733	$312
Other income from acquired properties	59	—	59
	$3,104	$2,733	$371

PROPERTY OPERATING EXPENSES

Property operating expenses increased $2.2 million, or 8%, in the 2013 period as compared to the 2012 period. The increase is due primarily to the addition of the Deer Park property to the consolidated portfolio. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2013	2012	Change
Existing property operating expenses	$28,027	$27,614	$413
Property operating expenses from acquired properties	1,836	—	1,836
	$29,863	$27,614	$2,249

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $736,000, or 8%, in the 2013 period compared to the 2012 period. This increase was mainly due to additional share-based compensation expense related to the 2013 grants of restricted shares to directors and certain officers of the Company and the grant of performance shares to executive officers under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees since October 1, 2012.

ACQUISITION COSTS

The 2013 period includes costs related to the acquisition of the additional ownership interest in the Deer Park property during the period as well as costs from other potential acquisitions of operating properties.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $586,000, or 2%, in the 2013 period compared to the 2012 period as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2013	2012	Change
Existing property depreciation and amortization expenses	$22,351	$24,809	$(2,458)
Depreciation and amortization expenses from acquired properties	1,872	—	1,872
	$24,223	$24,809	$(586)

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE

In August 2013, we acquired an additional one-third ownership interest in the Deer Park property, bringing our total ownership to a two-thirds interest. With the acquisition of a controlling interest, we have consolidated the property for financial reporting purposes since the acquisition date. The acquisition resulted in a gain of approximately $26.0 million, representing the difference between the recorded value and the fair market value of our original equity interest.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings (losses) of unconsolidated joint ventures increased approximately $9.6 million in the 2013 period compared to the 2012 period. The primary reasons for the increase were related to the transactions at the Deer Park property prior to our acquisition of an additional one-third interest in the property and its subsequent consolidation for financial reporting purposes. As a part of the refinance of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition, prior to the acquisition, the partnership settled a lawsuit with a third party which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. Incremental earnings from the addition of four centers held in unconsolidated joint ventures during the fourth quarter of 2012 accounted for the remainder of the increase.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

NET INCOME

Net income increased $52.7 million in the 2013 period to $90.2 million as compared to $37.5 million for the 2012 period. The increase in net income was attributable to an increase in base rentals of $9.1 million from internal growth within our existing portfolio, the acquisition of a controlling interest in the property in Deer Park, NY on August 30, 2013, which caused us to consolidate the property for financial reporting purposes, and the addition of several expansions within our portfolio at existing properties since October 1, 2012. In addition, our equity in earnings from unconsolidated joint ventures increased $13.0 million, due to a gain on early extinguishment of debt and the settlement of a lawsuit at Deer Park prior to our acquiring a controlling interest, as well as incremental earnings from the addition of four centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012. In association with the acquisition, we recorded a gain of $26.0 million representing the difference between the recorded value and the fair market value of our original equity interest. Finally our depreciation and amortization decreased $6.6 million due to certain construction and development related assets and lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

BASE RENTALS

Base rentals increased $9.1 million, or 5%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Change
Existing property base rentals	$182,409	$173,754	$8,655
Base rentals from acquired properties	2,044	—	2,044
Termination fees	186	880	(694)
Amortization of above and below market rent adjustments, net	(48)	830	(878)
	$184,591	$175,464	$9,127

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Termination fees decreased due to the 2012 period containing a tenant that exited the outlet industry and terminated their leases prior to the end of their contractual obligation.

Amortization of above and below market lease values decreased due to leases from prior year acquisitions becoming fully amortized during the period from October 1, 2012 to September 30, 2013. In addition, the purchase price allocation of the Deer Park acquisition resulted in an above market asset of approximately $6.1 million.

At September 30, 2013, the net asset representing the amount of unrecognized, combined above and below market lease values, recorded as a part of the purchase price of acquired properties, totaled approximately $11.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS

Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, the breakpoint, increased $414,000, or 6%, from the 2012 period to the 2013 period. The increase in percentage rentals is directly related to higher tenant sales productivity, the majority of which occurred during the first six months of 2013. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2013 increased 1% to $384 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2013	2012	Change
Existing property percentage rentals	$6,927	$6,542	$385
Percentage rentals from acquired properties	29	—	29
	$6,956	$6,542	$414

EXPENSE REIMBURSEMENTS

Expense reimbursements increased $4.8 million, or 6%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Change
Existing property expense reimbursements	$77,299	$73,499	$3,800
Property expense reimbursements from acquired properties	1,157	—	1,157
Termination fees allocated to expense reimbursements	88	278	(190)
	$78,544	$73,777	$4,767

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME

Other income increased $1.2 million, or 20%, in the 2013 period as compared to the 2012 period. The majority of the increase is due to the incremental fees earned from the unconsolidated joint ventures that were added to the portfolio during the fourth quarter of 2012. The following table sets forth the changes in various components of other income (in thousands):

	2013	2012	Change
Existing property other income	$7,457	$6,278	$1,179
Other income from acquired properties	59	—	59
	$7,516	$6,278	$1,238

PROPERTY OPERATING EXPENSES

Property operating expenses increased $5.1 million, or 6%, in the 2013 period as compared to the 2012 period. Existing property operating expenses increased in the 2013 period compared to the 2012 period as a result of higher common area maintenance costs for various projects and an increase in snow removal expenditures. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2013	2012	Change
Existing property operating expenses	$84,983	$81,679	$3,304
Property operating expenses from acquired properties	1,836	—	1,836
	$86,819	$81,679	$5,140

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $1.5 million, or 5%, in the 2013 period compared to the 2012 period. This increase was mainly due to additional share-based compensation expense related to the 2013 grant of restricted shares to directors and certain officers of the Company and the grant of performance shares under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees since October 1, 2012.

ACQUISITION COSTS

The 2013 period includes costs related to the acquisition of the additional ownership interest in the Deer Park property during the period as well as costs from other potential acquisitions of operating properties.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $6.6 million, or 9%, in the 2013 period compared to the 2012 period as certain construction and development related assets and lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2013	2012	Change
Existing property depreciation and amortization expenses	$66,811	$75,247	$(8,436)
Depreciation and amortization expenses from acquired properties	1,872	—	1,872
	$68,683	$75,247	$(6,564)

INTEREST EXPENSE

Interest expense increased approximately $764,000, or 2%, in the 2013 period compared to the 2012 period.  The primary reason for the increase in interest expense is the increase in the average amount of debt outstanding from approximately $1.0 billion for the 2012 period to approximately $1.2 billion for the 2013 period. The higher debt levels outstanding were a result of fundings for additional investments in our unconsolidated joint ventures in both Canada and the United States.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE

In August 2013, we acquired an additional one-third ownership interest in the Deer Park property, bringing our total ownership to a two-thirds interest With the acquisition of a controlling interest, we have consolidated the property for financial reporting purposes since the acquisition date. The acquisition resulted in a gain of approximately $26.0 million, representing the difference between the recorded value and the fair market value of our original equity interest.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES

Equity in earnings of unconsolidated joint ventures increased approximately $13.0 million in the 2013 period compared to the 2012 period. The primary reasons for the increase were the related to transactions at the Deer Park property prior to our acquisition of an additional one-third interest in the property and its subsequent consolidation for financial reporting purposes. As a part of the refinance of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to the Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. Incremental earnings from the addition of four centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012 accounted for the remainder of the increase.

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

On October 10, 2013, the Company's Board of Directors declared a $.225 cash dividend per common share payable on November 15, 2013 to each shareholder of record on October 30, 2013, and caused a $.225 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$137,085	$129,184	$7,901
Net cash used in investing activities	(157,480)	(92,061)	(65,419)
Net cash provided by (used in) financing activities	20,558	(35,485)	56,043
Net increase in cash and cash equivalents	$163	$1,638	$(1,475)

Operating Activities

Cash provided by operating activities during 2013 was positively impacted by an increase in operating income. Also, due to the addition of four centers held in unconsolidated joint ventures since the third quarter of 2012, cash received from unconsolidated joint ventures that represented a return on investment increased by $3.8 million.

Investing Activities

Cash used in investing activities was higher in the 2013 period compared to the 2012 period due primarily due to a loan of approximately $89.5 million to the Deer Park joint venture representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. This impact was partially offset by additional cash received from unconsolidated joint ventures that represented a return of investment, the most significant of which related to the Galveston/Houston joint venture. This venture closed on a mortgage loan with the ability to borrow up to $70.0 million with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, and with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners.

Financing Activities

The change in cash used in financing activities of $56.0 million was primarily the result of significant borrowings under our lines of credit to fund development at our unconsolidated joint ventures in the United States and Canada and the loan to Deer Park as mentioned above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2013	2012	Change
Capital expenditures analysis:
New center developments	$13,690	$3,783	$9,907
Center redevelopment	—	249	(249)
Major center renovations	3,840	7,639	(3,799)
Second generation tenant allowances	11,762	10,013	1,749
Other capital expenditures	9,474	6,342	3,132
	38,766	28,026	10,740
Conversion from accrual to cash basis	1,812	3,131	(1,319)
Additions to rental property-cash basis	$40,578	$31,157	$9,421

•
New center development expenditures, which includes first generation tenant allowances, included expansions in Gonzales, Louisiana and Sevierville, Tennessee and the initial development costs associated with the construction of our center at the Foxwoods casino in Connecticut in the 2013 period. The 2012 period included an expansion in Locust Grove, Georgia.

•
Major center renovations in the 2013 period included renovation activities at our Gonzales, LA center. The 2012 period included on-going renovation efforts at the centers acquired during the second and third quarters of 2011.

•	Other capital expenditures in 2013 increased over the 2012 period due to a higher number of other capital expenditure projects within our existing portfolio.
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

POTENTIAL FUTURE DEVELOPMENTS

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Scottsdale, Arizona; Columbus, Ohio; and Clarksburg, Maryland. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

CONSOLIDATED JOINT VENTURES

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the project, which will be consolidated for financial reporting purposes. The outlet center will feature approximately 80 brand name and designer tenants, including American Eagle

Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Fossil, Gap, LOFT, Michael Kors, Nike, Skechers, Steve Madden, Tommy Hilfiger and more. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort, which attract millions of visitors each year. Due to the relative complexity of the project, the construction period is expected to exceed our typical development timeline and we currently expect the property to open in the second quarter of 2015.

UNCONSOLIDATED JOINT VENTURES

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Financing Arrangements

At September 30, 2013, 81% of our outstanding debt consisted of unsecured borrowings and 80% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. In October 2013, we modified our unsecured lines of credit which extended the expiration date to October 24, 2017 with an option for an additional one year extension and reduced the interest rate to LIBOR + 1.00%.

As part of the consolidation of the Deer Park property, we assumed debt totaling $237.9 million, including an existing mortgage totaling $150.0 million with a five year term bearing interest at LIBOR + 1.50%. In October 2013, the Company entered into interest rate swap agreements that fix the base LIBOR rate on the $150.0 million Deer Park mortgage at an average of 1.30%, creating an effective interest rate of 2.80%.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. Based on market conditions, we may choose to complete additional financing transactions by year end with the objectives of further reducing our floating rate debt exposure, extending the average term of our debt outstanding, and increasing our unused lines of credit capacity.

The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2015, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2013 and into 2014.

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
The Operating Partnership's senior unsecured notes contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	48%
Total secured debt to adjusted total assets	<40%	9%
Total unencumbered assets to unsecured debt	>135%	187%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2013 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Charlotte	Charlotte, NC	50.0%	—	$5.9
Galveston/Houston	Texas City, TX	50.0%	347,930	7.7
National Harbor	Washington D.C. Metro Area	50.0%	—	17.5
RioCan Canada	Various	50.0%	434,162	86.7
Westgate	Glendale, AZ	58.0%	331,739	16.4
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.5
Other			—	0.2
Total				$136.9

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

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project will feature approximately 90 brand name and designer stores and is expected to open during the third quarter of 2014.

As of September 30, 2013, we and our partner had each contributed approximately $5.9 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

Deer Park, Long Island, New York

As described in Note 3, we acquired an additional one-third ownership interest in Deer Park and have consolidated the property for financial reporting purposes since the acquisition date.

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

Galveston/Houston, Texas

Tanger Outlets Texas City, which opened October 19, 2012, was initially fully funded with equity contributed to the joint venture by Tanger and its 50/50 partner. In July 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners. We used our share of the proceeds to reduce amounts outstanding under our unsecured lines of credit.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. The planned Tanger Outlet Center is expected to open in November 2013 in time for the 2013 holiday shopping season and contain approximately 80 brand name and designer outlet stores in a center containing approximately 340,000 square feet. In November 2012, the joint venture broke ground and began development. Both parties have made equity contributions of $17.2 million to fund certain development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and which carries an interest rate of LIBOR + 1.65%. As of September 30, 2013 the balance on the loan was $28.1 million. We provide property management, leasing and marketing services to the joint venture; and with our partner, are jointly providing site development and construction supervision services.

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

In March of 2013 the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the joint venture's expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014.

Additionally, the RioCan Joint Venture partners have decided not to proceed with the proposed development at Mississauga’s Heartland Town Centre, west of Toronto, at the current time.

The following table details the debt maturities of the unconsolidated joint ventures as of September 30, 2013 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Galveston/Houston	$65.0	July 2017	LIBOR + 1.50%
National Harbor	$28.1	May 2016	LIBOR + 1.65%
RioCan Canada	$18.8	June 2015 and May 2020	5.10% to 5.75%
Westgate	$43.0	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

Management, leasing and marketing fees, which we believe approximate current market rates, earned from services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fee:
Development	$(6)	$8	$57	$8
Loan Guarantee	40	16	121	16
Management and leasing	761	554	2,391	1,507
Marketing	93	61	301	161
Total Fees	$888	$639	$2,870	$1,692

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
FUNDS FROM OPERATIONS
Net income	$56,180	$16,170	$90,185	$37,462
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	23,888	24,532	67,798	74,543
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	2,861	1,641	9,465	5,109
Gain on previously held interest in acquired joint venture	(26,002)	—	(26,002)	—
Impairment charge - unconsolidated joint ventures	—	—	—	140
Funds from operations (FFO)	56,927	42,343	141,446	117,254
FFO attributable to noncontrolling interests in other consolidated partnerships	(117)	(4)	(190)	10
Allocation of FFO to participating securities	(614)	(425)	(1,501)	(1,123)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$56,196	$41,914	$139,755	$116,141
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	99,178	98,699	99,004	98,599
Dilutive funds from operations per share	$0.57	$0.42	$1.41	$1.18
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	99,178	98,699	99,004	98,599
Dilutive funds from operations per unit	$0.57	$0.42	$1.41	$1.18

(1)	Includes the dilutive effect of options, restricted shares not considered participating securities, and notional units.

(2)
Assumes the partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each unit held by a limited partner is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$56,927	$42,343	$141,446	$117,254
Adjusted for non-core items:
Demolition costs	100	—	140	—
Acquisition costs	532	—	963	—
AFFO adjustments from unconsolidated joint ventures (1)	(7,962)	—	(7,421)	892
Adjusted funds from operations (AFFO)	49,597	42,343	135,128	118,146
AFFO attributable to noncontrolling interests in other consolidated partnerships	(117)	(4)	(190)	10
Allocation of AFFO to participating securities	(533)	(425)	(1,431)	(1,132)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$48,947	$41,914	$133,507	$117,024
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,178	98,699	99,004	98,599
Dilutive adjusted funds from operations per share	$0.49	$0.42	$1.35	$1.19
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,178	98,699	99,004	98,599
Dilutive adjusted funds from operations per unit	$0.49	$0.42	$1.35	$1.19

(1)
Includes our share of acquisition costs, litigation settlement proceeds, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures. The gain on early extinguishment of debt was $4.6 million and the litigation settlement proceeds was $3.2 million, for the three and nine months ended, September 30, 2013.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
SAME CENTER NET OPERATING INCOME
Income before equity in earnings (losses) of unconsolidated joint ventures	$47,166	$16,725	$80,078	$40,336
Interest expense	12,367	12,317	37,826	37,062
Gain on previously held interest in acquired joint venture	(26,002)	—	(26,002)	—
Operating income	33,531	29,042	91,902	77,398
Adjusted to exclude:
Depreciation and amortization	24,223	24,809	68,683	75,247
Other non-property income and losses	(1,512)	(1,380)	(4,615)	(3,834)
Acquisition costs	532	—	963	—
General and administrative expenses	9,754	9,018	29,240	27,737
Property net operating income	66,528	61,489	186,173	176,548
Less: non-cash adjustments and termination rents (1)	(1,474)	(1,174)	(3,870)	(4,370)
Property net operating income - cash basis	65,054	60,315	182,303	172,178
Less: non-same center NOI (2)	(8,672)	(6,122)	(21,542)	(17,718)
Total same center NOI - cash basis	$56,382	$54,193	$160,761	$154,460

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Centers excluded from same center NOI are as follows:

a.	Gonzales - Expansion opened during March and April 2013.

b.	Locust Grove - Expansion opened during April 2012.

c.	Sevierville - Expansion opened during September 2013.

d.	Deer Park - The Company acquired a controlling interest in the Deer Park, NY center on August 30, 2013.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2013, we had approximately 1.9 million square feet, or 18%, of our consolidated portfolio at that time coming up for renewal during 2013. During the first nine months of 2013, we renewed approximately 1.5 million square feet of this space at a 18% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 510,000 square feet at a 38% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of September 30, 2013 and 2012, respectively, occupancy at our consolidated centers was 99%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2013, we were not a party to any interest rate protection agreements.

As of September 30, 2013, approximately 50% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $6.7 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at September 30, 2013 and December 31, 2012 was $1.4 billion and $1.2 billion, respectively, and its recorded value was $1.3 billion and $1.1 billion, respectively. A 100 basis point increase from prevailing interest rates at September 30, 2013 and December 31, 2012 would result in a decrease in fair value of total debt of approximately $30.9 million and $34.8 million, respectively. Fair values were determined, based on level 2 inputs, using discounted analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2013. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2013. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions
3.1	Amended and Restated Agreement of Limited Partnership of Tanger Properties Limited Partnership dated August 30, 2013.

10.1 *
Form of 2013 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.2	Registration Rights Agreement among Tanger Factory Outlet Centers, Inc, Tanger Properties Limited Partnership and DPSW Deer Park LLC.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 12, 2013

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions
3.1	Amended and Restated Agreement of Limited Partnership of Tanger Properties Limited Partnership dated August 30, 2013.

10.1 *
Form of 2013 Outperformance Plan Notional Unit Award agreement. (incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.2	Registration Rights Agreement among Tanger Factory Outlet Centers, Inc, Tanger Properties Limited Partnership and DPSW Deer Park LLC.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

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