Form 10-K
period 2013-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2014-03-03
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $3,196,018,193 based on the closing price on the New York Stock Exchange for such shares on June 30, 2013.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2014 was 95,439,454.

Documents Incorporated By Reference
Part III incorporates certain information by reference from Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held May 16, 2014.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,505,685 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,145,012 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important, however to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company. As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report. The Operating Partnership holds all of the outlet centers and other assets, including the ownership interests in consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests, shareholder's equity and partners' capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Non-Company LPs are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders' Equity and Partners' Equity;

•	Earnings Per Share and Earnings Per Unit;

•	Accumulated Other Comprehensive Income of the Company and the Operating Partnership;

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2013, our consolidated portfolio consisted of 37 outlet centers, with a total gross leasable area of approximately 11.5 million square feet. These outlet centers were 99% occupied and contained over 2,400 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 outlet centers totaling approximately 1.7 million square feet, including 3 outlet centers in Canada.

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

As of December 31, 2013, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 94,505,685 units of the Operating Partnership and the Non-Company LPs collectively owned 5,145,012 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

Ownership of the Company's common shares is restricted to preserve the Company's status as a REIT for federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 4% of our common shares. We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our then outstanding common shares and preferred shares, if applicable, equal to at least 90% of our taxable income each year.

The Company is a North Carolina corporation that was incorporated in March 1993 and the Operating Partnership is a North Carolina partnership that was formed in May 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. A copy of our 10-Ks, 10-Qs, 8-Ks and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

Recent Developments

Acquisition of Rental Property

Deer Park, Long Island, New York

In October 2003, we and two other owners each having a 33.3% ownership interest, established a joint venture to develop and own a shopping center in Deer Park, New York ("Deer Park"). In August 2013, Deer Park successfully negotiated new financing of the debt obligations for the previous mortgage and mezzanine loans totaling approximately $238.5 million, with a $150.0 million mortgage loan. The new five year mortgage loan bears interest at a 150 basis point spread over LIBOR. The previous mortgage and mezzanine loans were in default, and as part of the refinancing, all default interest associated with the loans was waived. Utilizing funding from our existing unsecured lines of credit, we loaned approximately $89.5 million at a rate of LIBOR plus 3.25% and due on August 30, 2020 to Deer Park representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. As a result of the refinancing, Deer Park recorded a gain on early extinguishment of debt of approximately $13.8 million. Our share of this gain along with our share of the income from the settlement of a lawsuit by Deer Park with a third party totalled approximately $7.8 million, which has been included in equity in earnings (losses) of unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2013.

On August 30, 2013, we acquired an additional one-third interest in the Deer Park property from one of the other owners, bringing our total ownership to a two-thirds interest, for total consideration of approximately $27.9 million, including $13.9 million in cash and 450,576 in Class A common limited partnership units of Tanger Properties Limited Partnership, which are exchangeable for an equivalent number of the Company's common shares. This transaction was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. The fair value of the net assets acquired totaled $83.8 million, consisting of $319.4 million in rental property and lease related intangibles, $2.3 million in other identifiable assets and liabilities, and $237.9 million in debt. Upon acquiring an additional one-third interest, we determined, based on the acquisition agreement and other transaction documents which amended our rights with respect to the property and our obligations with respect to the additional one-third interest, that we control the property assets and direct the property’s significant activities and therefore, consolidate the property’s assets and liabilities as of August 30, 2013.

Following the acquisition, we and the noncontrolling interest restructured certain aspects of our ownership of the property, whereby we receive substantially all of the economics generated by the property and have substantial control over the property's financial activities. Under the new structure, we serve as property manager and control the management, leasing, marketing and other operations of the property. In addition, we and the noncontrolling interest have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price.

The Deer Park center offers over 90 brand name and designer outlet stores, approximately 10 restaurants, and a 16 screen movie theater which serve the 18 million people that reside within a 60 mile radius.

Rental Property Development

Foxwoods, Connecticut

In September 2013, we broke ground on Tanger Outlets at Foxwoods located at Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the project, which will be consolidated for financial reporting purposes. The approximately 314,000 square foot center will feature approximately 80 brand name and designer outlet stores and will be suspended above ground to join the resort's two casino floors, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

Grand Rapids, Michigan

We also intend to develop an approximately 350,000 square foot wholly-owned outlet center in the Grand Rapids, Michigan market. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Center, Michigan with visibility from both roads. The center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we estimate the center will open in the second half of 2015.

Current Portfolio Expansions

During 2013, we completed two expansions at existing properties within our wholly-owned portfolio. In April, we expanded Tanger Outlets Gonzales in Gonzales, Louisiana by approximately 40,000 square feet, bringing the center's total gross leasable area to approximately 319,000 square feet. In September, we expanded Tanger Outlets Sevierville in Sevierville, Tennessee by approximately 20,000 square feet, bringing the center's total gross leasable area to approximately 438,000 square feet.

Unconsolidated Joint Venture Development

National Harbor, Washington D.C. Metro Area

In November 2013, we and our 50/50 joint venture partner hosted the grand opening of Tanger Outlets National Harbor. Located within the National Harbor waterfront resort in the Washington D.C. metropolitan area, the center is accessible from I-95, I-295, I-495, and the Woodrow Wilson Bridge. The nation's capital welcomes approximately 33 million tourist visitors annually. The center includes approximately 336,000 square feet and features approximately 80 brand name and designer outlet stores.

RioCan Canada

During 2013, our joint venture in Canada broke ground on two development projects. In May 2013, construction commenced on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Ottawa is the nation's capital and its fourth largest city, with 1.2 million residents and 7.5 million annual visitors. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the 303,000 square foot center will feature approximately 80 brand name and designer outlet stores and is currently expected to open in time for the 2014 holiday shopping season.

Also in May 2013, the joint venture broke ground on a major expansion and renovation of Tanger Outlets Cookstown. The project will expand the 156,000 square foot property, which was acquired in December 2011, to nearly double its size to approximately 310,000 square feet when complete. Currently expected to be a holiday 2014 opening, the project will expand the property's tenancy by approximately 35 new brand name and designer outlet stores, while creating an updated exterior for the existing space consistent with that of the expansion. Cookstown is 30 miles north of the Greater Toronto Area directly off Highway 400 at Highway 89. This region is a well-traveled year round vacation area where visitors enjoy snow skiing in the winter and lakeside activities in the summer.

Charlotte, North Carolina

In September 2013, we and our 50/50 joint venture partner broke ground on a new outlet center in the Charlotte, North Carolina market. The center will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), two major thoroughfares for the city. The approximately 400,000 square foot project will feature approximately 90 brand name and designer outlet stores and is expected to open during the third quarter of 2014.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet and feature approximately 90 brand name and designer outlet stores. In January 2014 we purchased the land on which the center is being developed for $12.9 million and contributed it to the joint venture in February 2014. As of the date of this filing our equity contributions totaled $17.1 million and our partner's equity contribution totaled $7.4 million. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. We expect the center's location to capitalize on the Tanger Outlets brand equity in the region and to provide marketing and management synergies with our centers in Charleston, Hilton Head, and Myrtle Beach, South Carolina; and Commerce and Locust Grove, Georgia.

Other Potential Future Developments and Asset Dispositions

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Columbus, Ohio; and Scottsdale, Arizona; as well as planned expansions of existing centers in Park City, Utah; Branson, Missouri and Glendale, Arizona. The Columbus site and the Glendale expansion, if developed, will be undertaken by joint ventures. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. As of the date of this filing, we are marketing 5 outlet centers for sale. We have not entered into a binding contract and have not obtained approval from our Board of Directors to sell the outlet centers, thus we can give no assurance that the sales will be completed. Proceeds generated by these asset sales, if completed, will be used to fund the development projects discussed above, pay down outstanding debt and/or for other general corporate purposes.

Financing Transactions

$150.0 Million Derivative Transactions

In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage we assumed as part of the Deer Park acquisition described above. The loan bears interest at LIBOR plus 1.50% and matures in August 2018. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018.

Extension of Unsecured Lines of Credit

In October 2013, we closed on amendments to our unsecured lines of credit, extending the maturity, and reducing the overall borrowing costs. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend the maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00% based on our current credit rating.

$250.0 Million Unsecured Senior Notes

In November 2013, we announced that Tanger Properties Limited Partnership, completed a public offering of $250 million in senior notes due 2023 in an underwritten public offering. The notes were priced at 98.360% of the principal amount to yield 4.076% to maturity. The notes will pay interest semi-annually at a rate of 3.875% per annum and mature on December 1, 2023.

The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

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

Our consolidated outlet centers range in size from 24,619 to 741,981 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 400 different well-known, upscale, national designer or brand name concepts, such as American Eagle, Ann Taylor, Banana Republic, Brooks Brothers, Carters, Calvin Klein, Coach Leatherware, Eddie Bauer, GAP, J. Crew, Kate Spade, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Saks Fifth Avenue - Off Fifth, Tommy Hilfiger, Under Armour and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2013, 2012 or 2011. As of December 31, 2013, no single tenant accounted for more than 7.8% of our leasable square feet or 5.0% of our combined base and percentage rental revenues. Because our typical tenant is a large, national manufacturer, we generally do not experience any material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2013. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of our total revenues in 2013.

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

Business Strategy

Our company has been built on a firm foundation of strong and enduring business relationships coupled with conservative business practices. We partner with many of the world's best known and most respected retailers and manufacturers. By fostering and maintaining strong tenant relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for well over a quarter century. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with our brand name retailers and manufacturers.

We have had a solid track record of success in the outlet industry for the past 33 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2013, our consolidated outlet centers were 99% occupied with average tenant sales of $387 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development and operation of outlet centers.

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

Developing New Centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 33 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. We typically prefer to have signed leases or leases out for negotiation with tenants for at least 50% of the space in each center prior to acquiring the site and beginning construction; however, we may choose to proceed with construction with less than 50% of the space pre-leased under certain circumstances. Construction of a new outlet center has typically taken us nine to twelve months from groundbreaking to grand opening of the center.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2014.

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

Tenants of outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers not be within a close proximity of a major department store or the tenants' own specialty stores. For this reason, our centers generally compete only to a limited extent with traditional malls in or near metropolitan areas.

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

Financial Information

As of December 31, 2013, and 2012, we had one reportable operating segment. For financial information regarding our segment, see our Consolidated Financial Statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina in which our corporate headquarters is located as well as a regional office in Miami, Florida.

We maintain offices and employ on-site managers at 39 centers. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Employees

As of February 1, 2014, we had 279 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 39 business offices. At that date, we also employed 335 part-time employees at various locations.

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

Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in our best interests and our shareholders' interests.

We own partial interests in outlet centers with various joint venture partners. The approval or consent of the other members of these joint ventures is required before we may sell, finance, expand or make other significant changes in the operations of these properties. We also may not have control over certain major decisions, including approval of the annual operating budgets, selection or termination of the property management company, leasing and the timing and amount of distributions, which could result in decisions that do not fully reflect our interests. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing (for example, decisions as to whether to refinance or obtain financing, when and whether to pay down principal of any loan and whether and how to cure any defaults under loan documents) or other similar transactions with respect to such properties.

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

Consumer travel, shopping and spending habits may change.

Most shoppers use private automobile transportation to travel to our outlet centers and many of our centers are not easily accessible by public transportation. Increasing fuel costs may reduce the number of trips to our centers thus reducing the amount spent at our centers. Such reductions in traffic could adversely impact our percentage rents and ability to renew and release space at favorable rental rates.

Shoppers may also choose to spend a greater percentage of their disposable income to purchase goods through e-commerce channels, which could also reduce the number of trips to our centers and the average amount spent per visit. Such a change in consumer spending habits could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at favorable rental rates.

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

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems. We use such systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business and to serve our customers timely. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected.

Item 1B.	Unresolved Staff Comments

There are no unresolved staff comments from the Commission for either the Company or the Operating Partnership.

Item 2.	Properties

As of February 1, 2014, our consolidated portfolio consisted of 37 outlet centers totaling 11.5 million square feet located in 24 states. We own interests in seven other outlet centers totaling approximately 1.7 million square feet through unconsolidated joint ventures, including three outlet centers in Canada. Our consolidated outlet centers range in size from 24,619 to 741,981 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Deer Park, New York, center is the only property that represents 10% or more of our consolidated total assets for the year ended December 31, 2013. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Of the 37 outlet centers in our consolidated portfolio, we own the land underlying 31 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the six centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	42.8	2086	2086
Riverhead, NY (2)	47.0	2014	2039
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

(2)	The ground lease automatically renews in 2014 for a period of 5 years.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2014:

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,576,888	15
New York	2	1,471,715	7
Pennsylvania	3	874,474	8
Georgia	2	691,582	6
Texas	2	619,729	6
Delaware	1	564,593	5
Alabama	1	557,014	5
North Carolina	3	505,225	5
New Jersey	1	489,762	4
Tennessee	1	438,076	4
Michigan	2	437,222	4
Ohio	1	411,776	4
Louisiana	1	318,666	3
Missouri	1	302,922	3
Utah	1	298,391	3
Connecticut	1	289,898	3
Iowa	1	277,230	2
Oregon	1	270,212	2
Illinois	1	250,439	2
New Hampshire	1	245,698	2
Florida	1	198,877	2
Maryland	1	198,840	2
California	1	171,300	2
Maine	2	76,356	1
Total	37	11,536,885	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2014. Except as noted, all properties are fee owned:

Location	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	741,981	93
Riverhead, New York (1)	729,734	99
Rehoboth Beach, Delaware (1)	564,593	98
Foley, Alabama	557,014	96
Atlantic City, New Jersey (1)	489,762	95
San Marcos, Texas	441,929	99
Sevierville, Tennessee (1)	438,076	98
Myrtle Beach Hwy 501, South Carolina	425,247	98
Jeffersonville, Ohio	411,776	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Pittsburgh, Pennsylvania	372,972	99
Commerce II, Georgia	370,512	99
Charleston, South Carolina	365,107	99
Howell, Michigan	324,652	99
Locust Grove, Georgia	321,070	99
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	99
Branson, Missouri	302,922	99
Park City, Utah	298,391	99
Westbrook, Connecticut	289,898	100
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,212	98
Lancaster, Pennsylvania	254,002	99
Tuscola, Illinois	250,439	92
Hershey, Pennsylvania	247,500	99
Tilton, New Hampshire	245,698	99
Hilton Head II, South Carolina	206,544	100
Fort Myers, Florida	198,877	93
Ocean City, Maryland (1)	198,840	99
Terrell, Texas	177,800	99
Hilton Head I, South Carolina	177,199	98
Barstow, California	171,300	100
West Branch, Michigan	112,570	100
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,161	100
Kittery I, Maine	51,737	100
Kittery II, Maine	24,619	100
Total	11,536,885	98
(1)    These properties or a portion thereof are subject to a ground lease.

Location	Square Feet	% Occupied
Unconsolidated joint venture properties
Texas City, TX (50% owned)	352,705	100
Washington D.C. (50% owned)	338,786	99
Glendale, AZ (58% owned)	331,739	99
Wisconsin Dells, WI (50% owned)	265,086	98
Bromont, QC (50% owned)	161,617	82
Cookstown, ON (50% owned)	155,522	100
Saint-Sauveur, QC (50% owned)	115,697	100
Total	1,721,152

Lease Expirations

The following table sets forth, as of February 1, 2014, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. (1) Square Feet	Average Annualized Base Rent per sq. ft	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2014	176	713,000	$19.38	$13,821,000	7
2015	322	1,361,000	20.80	28,302,000	13
2016	348	1,521,000	21.24	32,310,000	14
2017	312	1,490,000	21.14	31,497,000	14
2018	326	1,613,000	24.58	39,643,000	15
2019	173	801,000	26.25	21,023,000	7
2020	123	751,000	18.06	13,560,000	7
2021	158	854,000	21.37	18,250,000	8
2022	139	525,000	29.55	15,516,000	5
2023	155	684,000	25.45	17,410,000	6
2024 & thereafter	58	446,000	24.85	11,085,000	4
	2,290	10,759,000	$22.53	$242,417,000	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 778,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Rental and Occupancy Rates

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet	% of Total Center Square Feet (1)	Square Feet	% of Expiring Square Feet
2013	1,950,000	18	1,574,000	81
2012	1,814,000	17	1,536,000	85
2011	1,771,000	18	1,459,000	82
2010	1,460,000	16	1,217,000	83
2009	1,502,000	16	1,218,000	81
(1) Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rents				Average Annualized Base Rents
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet	Expiring	New	% Increase	Square Feet	Expiring	New	% Increase
2013	1,574,000	$20.09	$23.96	19	510,000	$22.19	$30.57	38
2012	1,536,000	18.70	21.75	16	450,000	20.60	31.72	54
2011	1,459,000	18.16	20.54	13	548,000	18.82	28.24	50
2010	1,217,000	18.00	19.65	9	432,000	19.21	24.18	26
2009	1,218,000	16.80	18.43	10	305,000	18.83	24.66	31

(1)
The square footage released to new tenants for 2013, 2012, 2011, 2010 and 2009 contains 224,000, 137,000, 172,000, 91,000, and 73,000, respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth for tenants that report sales, for each of the last five years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our consolidated outlet centers:

Year	Occupancy Costs as a % of Tenant Sales
2013	8.6
2012	8.4
2011	8.4
2010	8.3
2009	8.5

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2014:

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	24	368,196	3.2
GAP	32	302,359	2.6
Banana Republic	27	225,437	1.9
Gap Kids	1	7,887	0.1
	84	903,879	7.8
Dress Barn, Inc.:
Dress Barn	28	232,708	2.0
Lane Bryant	24	130,572	1.1
Justice	26	110,556	1.0
Maurice's	10	44,492	0.4
Dress Barn Woman	2	7,470	*
	90	525,798	4.5
Phillips-Van Heusen Corporation:
Tommy Hilfiger	29	206,724	1.8
Van Heusen	33	133,675	1.2
Calvin Klein, Inc.	13	80,978	0.7
Izod	22	59,432	0.5
	97	480,809	4.2
Nike:
Nike	26	359,747	3.1
Converse	8	28,190	0.2
Hurley	2	4,633	0.1
	36	392,570	3.4
VF Outlet Inc.:
VF Outlet	9	218,763	1.9
Nautica Factory Stores	17	87,126	0.8
Timberland	11	55,330	0.5
North Face	2	13,579	0.1
Vans	4	13,000	0.1
Kipling	1	1,000	—
	44	388,798	3.4
G-III Apparel:
Bass	33	207,242	1.8
Wilson's Leather	32	120,866	1.0
Andrew Marc	2	6,589	0.1
Vince Camuto	2	5,800	0.1
	69	340,497	3.0
ANN Inc.:
Loft	28	196,546	1.7
Ann Taylor	19	124,683	1.1
	47	321,229	2.8
Polo Ralph Lauren:
Polo Ralph Lauren	28	299,599	2.6
Polo Ralph Lauren Children	2	9,700	0.1
Polo Women	1	6,250	0.1
	31	315,549	2.8
Adidas:
Reebok	27	204,440	1.8
Adidas	11	78,793	0.7
Rockport	4	10,960	*
	42	294,193	2.5
Carter's:
OshKosh B'Gosh	30	144,518	1.3
Carter's	31	142,036	1.2
	61	286,554	2.5

Total of all tenants listed in table	601	4,249,876	36.9
* Less than 0.1%.

Significant Properties

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. In August 2013, we acquired an additional one-third ownership interest in the property, bringing our total ownership to a two-thirds interest, and then restructured certain aspects of the remaining one-third ownership of the property, the effects of which gave us a controlling ownership interest. With the acquisition of a controlling ownership interest, we have consolidated Deer Park in our balance sheet and statements of operations since the acquisition date. Previously Deer Park was reported within our unconsolidated portfolio of properties.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2013:

Deer Park	Square Feet	2013
Center Occupancy	741,981	95%

Average base rental rates per weighted average square foot (1)		$29.73
(1) Note that center was acquired during August 2013. Represents average base rental rates per weighted average square foot since the acquisition date.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this center during 2013 amounted to $3.9 million. Real estate taxes for 2014 are estimated to be approximately $4.0 million.

The following table sets forth, as of February 1, 2014, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2014	4	11,000	$11.47	$130,000	1
2015	7	21,000	24.30	499,000	3
2016	11	55,000	31.37	1,715,000	9
2017	4	13,000	27.01	341,000	2
2018	26	147,000	33.94	4,982,000	26
2019	23	128,000	38.24	4,895,000	26
2020	2	6,000	33.60	213,000	1
2021	1	3,000	51.90	180,000	1
2022	3	12,000	36.41	458,000	2
2023	7	54,000	20.97	1,129,000	6
2024 and thereafter	3	185,000	23.59	4,361,000	23
Total	91	635,000	$29.77	$18,903,000	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 107,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2014, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Not applicable

EXECUTIVE OFFICERS OF TANGER FACTORY OUTLET CENTERS, INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	65	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	55	Executive Vice President - Chief Financial Officer
Thomas E. McDonough	56	Executive Vice President - Chief Operating Officer
Chad D. Perry	42	Executive Vice President - General Counsel and Secretary
Carrie A. Geldner	51	Senior Vice President - Chief Marketing Officer
Lisa J. Morrison	54	Senior Vice President - Leasing
James F. Williams	49	Senior Vice President - Chief Accounting Officer and Controller
Virginia R. Summerell	55	Senior Vice President - Treasurer and Assistant Secretary
Manuel O. Jessup	58	Senior Vice President - Human Resources

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger is a director of the Company and was named President and Chief Executive Officer effective January 1, 2009. Mr. Tanger served as President and Chief Operating Officer from January 1, 1995 to December 2008. Previously, Mr. Tanger served as Executive Vice President from 1986 to December 1994. He has been with Tanger related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger provides an insider's perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company's business.

Frank C. Marchisello, Jr. Mr. Marchisello was named Executive Vice President - Chief Financial Officer in April 2003. Previously he was named Senior Vice President and Chief Financial Officer in January 1999 after being named Vice President and Chief Financial Officer in November 1994. He served as Chief Accounting Officer from January 1993 to November 1994. He was employed by Gilliam, Coble & Moser, certified public accountants, from 1981 to 1992, the last six years of which he was a partner of the firm in charge of various real estate clients. Mr. Marchisello is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, investor relations and information systems functions. Mr. Marchisello is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Previously, she was a marketing coordinator for Nelson Ross Properties. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new developments. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Ms. Morrison is a graduate of the University of Detroit and holds an MA degree from Michigan State University.

James F. Williams. Mr. Williams was named Senior Vice President - Chief Accounting Officer and Controller in March 2013. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997, Vice President in April 2004, and Senior Vice President in February 2006. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Virginia R. Summerell. Ms. Summerell was named Senior Vice President - Treasurer and Assistant Secretary of the Company in May 2011. Since joining the Company in August 1992, she has held various positions including Vice President Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include oversight of corporate and project finance transactions, developing and maintaining banking relationships, management of treasury systems and the supervision of the Company's credit department. Prior to joining the Company, she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University Babcock School of Business.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

2013	High	Low	Common Dividends Paid
First Quarter	$36.48	$33.43	$0.2100
Second Quarter	39.45	31.54	0.2250
Third Quarter	35.85	30.06	0.2250
Fourth Quarter	35.71	31.40	0.2250
Year 2013	$39.45	$30.06	$0.8850

2012	High	Low	Common Dividends Paid
First Quarter	$30.27	$27.72	$0.2000
Second Quarter	32.75	28.94	0.2100
Third Quarter	34.09	31.50	0.2100
Fourth Quarter	34.46	30.87	0.2100
Year 2012	$34.46	$27.72	$0.8300

Holders

As of February 1, 2014, there were approximately 453 common shareholders of record.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2013, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
240
220
200
180
160
140
120
100
80
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Tanger Factory Outlet Centers, Inc.
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr Index

		Period Ended
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tanger Factory Outlet Centers, Inc.	100.00	108.27	147.29	173.75	208.14	199.79
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32
SNL REIT Retail Shopping Ctr Index	100.00	98.72	128.15	124.48	157.17	167.92

Tanger Properties Limited Partnership Market Information
There is no established public trading market for the Operating Partnership's common units. As of December 31, 2013, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 94,505,685 units of the Operating Partnership and the Non-Company LPs owned 5,145,012 units. We made distributions per common unit during 2013 and 2012 as follows:

	2013	2012
First Quarter	$0.210	$0.200
Second Quarter	0.225	0.210
Third Quarter	0.225	0.210
Fourth Quarter	0.225	0.210
	$0.885	$0.830

Item 6.	Selected Financial Data (Tanger Factory Outlet Centers, Inc.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2013	2012	2011	2010	2009
	(in thousands, except per share and center data)
OPERATING DATA
Total revenues	$385,009	$356,997	$315,223	$276,303	$270,595
Operating income	127,895	109,585	97,936	79,631	69,940
Income from continuing operations (1)(2)(3)	113,321	56,476	50,989	38,342	72,709
Net income (1)(2)(3)	113,321	56,476	50,989	38,244	67,495
SHARE DATA
Basic:
Income from continuing operations	$1.14	$0.57	$0.53	$0.32	$0.78
Net income available to common shareholders	$1.14	$0.57	$0.53	$0.32	$0.72
Weighted average common shares	93,311	91,733	83,000	80,187	71,832
Diluted:
Income from continuing operations	$1.13	$0.57	$0.52	$0.32	$0.78
Net income available to common shareholders	$1.13	$0.57	$0.52	$0.32	$0.72
Weighted average common shares	94,247	92,661	84,129	80,390	72,024
Common dividends paid	$0.8850	$0.8300	$0.7938	$0.7725	$0.7638
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,249,819	$1,947,352	$1,916,045	$1,576,214	$1,507,870
Total assets	2,006,456	1,678,800	1,633,273	1,220,359	1,184,300
Debt	1,328,049	1,093,537	1,025,542	714,616	584,611
Total shareholders' equity	557,595	513,875	528,432	421,895	521,063
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$187,486	$165,750	$135,994	$118,500	$127,297
Investing activities	(174,226)	(147,909)	(361,076)	(86,853)	(76,228)
Financing activities	(7,072)	(15,415)	227,218	(29,156)	(52,779)
OTHER DATA
Square feet open:
Consolidated	11,537	10,737	10,724	9,190	9,216
Partially-owned (unconsolidated)	1,719	2,156	1,110	948	950
Number of outlet centers:
Consolidated	37	36	36	31	31
Partially-owned (unconsolidated)	7	7	3	2	2
(1) For the year ended December 31, 2013, income from continuing operations and net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.
(2) For the year ended December 31, 2010, income from continuing operations and net income include a loss on termination of derivatives of $6.1 million.
(3) For the year ended December 31, 2009, income from continuing operations and net income include a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.

Item 6.	Selected Financial Data (Tanger Properties Limited Partnership)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2013	2012	2011	2010	2009
	(in thousands, except per unit and center data)
OPERATING DATA
Total revenues	$385,009	$356,997	$315,223	$276,303	$270,595
Operating income	127,895	109,585	97,936	79,631	69,940
Income from continuing operations (1)(2)(3)	113,321	56,476	50,989	38,342	72,709
Net income (1)(2)(3)	113,321	56,476	50,989	38,244	67,495
UNIT DATA
Basic:
Income from continuing operations	$1.14	$0.57	$0.53	$0.32	$0.79
Net income available to common unitholders	$1.14	$0.57	$0.53	$0.32	$0.73
Weighted average common units	98,193	97,677	94,892	92,321	83,965
Diluted:
Income from continuing operations	$1.13	$0.57	$0.52	$0.32	$0.79
Net income available to common unitholders	$1.13	$0.57	$0.52	$0.32	$0.73
Weighted average common units	99,129	98,605	96,021	92,523	84,157
Common distributions paid	$0.8850	$0.8300	$0.7938	$0.7725	$0.7638
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,249,819	$1,947,352	$1,916,045	$1,576,214	$1,507,870
Total assets	2,005,950	1,678,326	1,632,921	1,219,901	1,183,939
Debt	1,328,049	1,093,537	1,025,542	714,616	584,611
Total equity	557,595	513,875	528,432	421,895	521,063
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$187,269	$165,738	$136,053	$118,466	$127,269
Investing activities	(174,226)	(147,909)	(361,076)	(86,853)	(76,228)
Financing activities	(7,072)	(15,415)	227,218	(29,156)	(52,779)
OTHER DATA
Consolidated	11,537	10,737	10,724	9,190	9,216
Partially-owned (unconsolidated)	1,719	2,156	1,110	948	950
Number of outlet centers:
Consolidated	37	36	36	31	31
Partially-owned (unconsolidated)	7	7	3	2	2
(1) For the year ended December 31, 2013, income from continuing operations and net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.
(2) For the year ended December 31, 2010, income from continuing operations and net income include a loss on termination of derivatives of $6.1 million.
(3) For the year ended December 31, 2009, income from continuing operations and net income include a $10.5 million gain on early extinguishment of debt from an exchange offer of common shares for convertible debt; a $31.5 million gain on acquisition of previously held unconsolidated joint venture interest and a $5.2 million impairment charge related to a property held and used in the year the charge was taken.

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

General Overview

At December 31, 2013 , we had 37 consolidated outlet centers in 24 states totaling 11.5 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2011 to December 31, 2013:

Center	Date Acquired/Open/Disposed/Demolished	Purchase Price (in millions)	Square Feet (in thousands)	Centers	States
As of January 1, 2011			9,190	31	21
Redevelopment:
Hilton Head I, SC	March 2011		177	1	—
Acquisitions:
Jeffersonville, OH	June 2011	$134.0	410	1	1
Atlantic City, NJ and Ocean City, MD (1)	July 2011	$200.3	689	2	2
Hershey, PA (2)	September 2011	$49.8	247	1	—
Other			11
As of December 31, 2011			10,724	36	24
Expansion:
Locust Grove, GA	Second quarter 2012		26	—	—
Other			(13)	—	—
As of December 31, 2012			10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013		40	—	—
Sevierville, TN	Third quarter 2013		19	—	—
Acquisition:
Deer Park, NY (3)	August 2013		742	1	—
Other			(1)	—	—
As of December 31, 2013			11,537	37	24
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
(3) On August 30, 2013, we acquired an additional one-third interest in Deer Park, bringing our total ownership to a two-thirds interest, for total consideration of approximately $27.9 million. As a result of acquiring a controlling ownership interest, Deer Park has been consolidated in our balance sheet and statements of operations since the acquisition date. The fair value of the net assets acquired, on a consolidated basis, totaled $83.8 million, consisting of $319.4 million in rental property and lease related intangibles, $2.3 million in other identifiable assets and liabilities, and $237.9 million in debt. Previously Deer Park was reported within our unconsolidated portfolio of properties.

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2013 and 2012, respectively:

	2013
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	154	510,000	$30.57	$40.69	8.68	$25.88
Renewal	341	1,574,000	23.96	0.86	4.71	23.78

	2012
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	136	450,000	$31.72	$42.25	8.57	$26.79
Renewal	322	1,536,000	21.75	0.04	4.56	21.74
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

Results of Operations

2013 Compared to 2012

NET INCOME
Net income increased approximately $56.8 million in the 2013 period to $113.3 million as compared to $56.5 million for the 2012 period. The increase in net income was a result of a $28.0 million increase in operating revenues, a $26.0 million increase from a gain on a previously held interest in an acquired joint venture and a $14.3 million increase in equity in earnings from unconsolidated joint ventures. Subsequent to the third quarter of 2012, we developed or acquired 5 additional unconsolidated joint venture outlet centers. These increases in income were partially offset by an increase in property operating expenses of $9.9 million, increase in general and administrative expenses of $1.7 million and an increase in interest expense of $1.8 million.

BASE RENTALS
Base rentals increased $18.2 million, or 8%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2013	2012	Increase/ (Decrease)
Base rentals from existing properties	$245,985	$233,553	$12,432
Base rentals from 2013 acquisitions	7,494	—	7,494
Termination fees	609	877	(268)
Amortization of net above and below market lease values	(686)	803	(1,489)
	$253,402	$235,233	$18,169

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals, incremental rents from re-tenanting vacant spaces, as well as incremental rental revenue from the expansion of one center in 2012 and two centers in 2013.

In August 2013, we acquired an additional one-third interest in the Deer Park property from one of the partners, bringing our total ownership to a two-thirds interest. As a result of acquiring a controlling ownership interest. we have consolidated the results of the property since the acquisition date for financial reporting purposes.

At December 31, 2013, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $10.7 million. If a tenant terminates its lease prior to the original contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. The decrease in base rent recognized from the amortization of above and below market lease values related primarily to the amortization of net above market lease assets recorded from the Deer Park acquisition. In addition, several below market leases from previous acquisitions became fully amortized at the end of 2012 thus causing a decrease in base rent in the 2013 period compared to the 2012 period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $8.5 million, or 8%, in the 2013 period as compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2013	2012	Increase/ (Decrease)
Expense reimbursements from existing properties	$106,061	$100,832	$5,229
Expense reimbursements from 2013 acquisitions	3,317	—	3,317
Termination fees allocated to expense reimbursements	276	278	(2)
	$109,654	$101,110	$8,544

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. Existing property expense reimbursements increased in the 2013 period compared to the 2012 period as a result of an increase in recoverable property operating expenses, a modest increase in the portfolio's overall average occupancy rate, and due to a number of leases recently executed which require a higher reimbursement amount of our operating expenses.

OTHER INCOME
Other income increased $1.2 million, or 13%, in the 2013 period as compared to the 2012 period. The following table sets forth the changes in various components of other income (in thousands):

	2013	2012	Increase/ (Decrease)
Other income from existing properties	$7,496	$7,637	$(141)
Other income from 2013 acquisitions	213	—	213
Fees recognized from unconsolidated joint ventures	2,993	1,845	1,148
	$10,702	$9,482	$1,220

Other income increased primarily from fees earned from the unconsolidated joint ventures added to the portfolio during the fourth quarter of 2012 and from the National Harbor joint venture which opened during November 2013.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $9.9 million, or 9%, in the 2013 period as compared to the 2012 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2013	2012	Increase/ (Decrease)
Property operating expenses from existing properties	$115,979	$111,160	$4,819
Property operating expenses from 2013 acquisitions	5,067	—	5,067
	$121,046	$111,160	$9,886

Property operating expenses increased at existing properties due to increases in mall office operating costs, snow removal costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.7 million, or 4%, in the 2013 period as compared to the 2012 period. In the 2012 period general and administrative expenses included $1.3 million of compensation expense related to 45,000 common shares that vested immediately, granted to Steven B. Tanger, pursuant to an amendment to his employment contract. Excluding this charge, general and administrative expenses increased approximately $3.0 million. This increase was mainly due to additional share-based compensation expense related to the 2013 grants of restricted shares to directors and certain officers of the Company and the grant of performance shares to senior officers under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees throughout 2012 and 2013.

ACQUISITION COSTS
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property as well as costs from other potential acquisitions of operating properties that were never completed. The 2012 period included acquisition costs incurred by us related to the two acquisitions through our RioCan joint venture in November 2012.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $2.9 million, or 3%, in the 2013 period as compared to the 2012 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2013	2012	Increase/ (Decrease)
Depreciation and amortization from existing properties	$88,920	$98,683	$(9,763)
Depreciation and amortization from 2013 acquisitions	6,826	—	6,826
	$95,746	$98,683	$(2,937)

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased approximately $1.8 million, or 4%, in the 2013 period compared to the 2012 period. The primary reason for the increase in interest expense was the increase in the average amount of debt outstanding from approximately $1.1 billion for the 2012 period to approximately $1.2 billion for the 2013 period. The higher debt levels outstanding were a result of fundings for additional investments in unconsolidated joint ventures in both Canada and the United States and the acquisition of the additional ownership interest in Deer Park.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
In August 2013, we acquired an additional one-third ownership interest in the Deer Park property, bringing our total ownership to a two-thirds interest. With the acquisition of a controlling ownership interest, we have consolidated the property for financial reporting purposes since the acquisition date. The acquisition resulted in a gain of approximately $26.0 million, representing the difference between the recorded value and the fair market value of our original equity interest.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $14.3 million in the 2013 period compared to the 2012 period. The primary reasons for the increase related to transactions at the Deer Park property prior to our acquisition of an additional one-third interest and its subsequent consolidation for financial reporting purposes. As a part of the refinance of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. Incremental earnings from the addition of four outlet centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012 accounted for the remainder of the increase.

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

BASE RENTALS
Base rentals increased $27.6 million, or 13%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2012	2011	Increase/ (Decrease)
Base rentals from existing properties	$199,129	$190,423	$8,706
Base rentals from new developments	3,947	2,601	1,346
Base rentals from 2011 acquisitions	30,477	13,408	17,069
Termination fees	877	508	369
Amortization of net above and below market lease values	803	697	106
	$235,233	$207,637	$27,596

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

At December 31, 2012, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $5.2 million. If a tenant terminates its lease prior to the original contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals, which represent revenues based on a percentage of tenants' sales volume above predetermined levels, increased $2.1 million, or 23%, in the 2012 period compared to the 2011 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2012	2011	Increase/ (Decrease)
Percentage rentals from existing properties	$9,325	$8,495	$830
Percentage rentals from new developments	248	66	182
Percentage rentals from 2011 acquisitions	1,599	523	1,076
	$11,172	$9,084	$2,088
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

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $11.5 million, or 13%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2012	2011	Increase/ (Decrease)
Expense reimbursements from existing properties	$87,619	$83,800	$3,819
Expense reimbursements from new developments	1,532	1,172	360
Expense reimbursements from 2011 acquisitions	11,681	4,397	7,284
Termination fees allocated to expense reimbursements	278	251	27
	$101,110	$89,620	$11,490
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

OTHER INCOME
Other income increased $600,000, or 7%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of other income (in thousands):

	2012	2011	Increase/ (Decrease)
Other income from existing properties	$7,158	$7,475	$(317)
Fees recognized from unconsolidated joint ventures	1,845	1,216	629
Other income from new developments	73	50	23
Other income from 2011 acquisitions	406	141	265
	$9,482	$8,882	$600

The increase in fees recognized from unconsolidated joint ventures increased due to our entry into five new joint ventures in the 2011 and 2012 periods.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $10.9 million, or 11%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2012	2011	Increase/ (Decrease)
Property operating expenses from existing properties	$94,048	$93,184	$864
Property operating expenses from new developments	1,740	1,496	244
Property operating expenses from 2011 acquisitions	15,372	5,566	9,806
	$111,160	$100,246	$10,914

Increases at existing properties related to higher mall office operating costs, security and property insurance. These costs were partially offset by lower snow removal costs across the portfolio.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $7.3 million, or 24%, in the 2012 period as compared to the 2011 period. This increase was mainly due to additional share-based compensation expense related to the 2012 restricted share grant to directors and certain officers of the Company and share-based compensation. In addition, the 2012 period included $1.3 million of compensation expense related to 45,000 common shares that vested immediately, granted to Steven B. Tanger, pursuant to an amendment to his employment contract. In addition, the 2012 period included higher payroll related expenses on a comparative basis to the 2011 period due to the addition of new employees since January 1, 2011.

ACQUISITION COSTS
The 2012 period included acquisition costs incurred by us related to the two acquisitions through our RioCan joint venture in November 2012. The 2011 period included costs related to the four acquisitions of consolidated properties described above in "General Overview," as well as one acquisition through our RioCan joint venture in December, 2011.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $14.7 million, or 17%, in the 2012 period as compared to the 2011 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2012	2011	Increase/ (Decrease)
Depreciation and amortization from existing properties	$68,374	$70,860	$(2,486)
Depreciation and amortization from new developments	2,092	1,090	1,002
Depreciation and amortization from 2011 acquisitions	28,217	12,065	16,152
	$98,683	$84,015	$14,668

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2013 taxable income to shareholders, we were required to distribute approximately $59.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $83.4 million to shareholders which significantly exceeds our required distributions.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2013 and 2012 (in thousands):

	2013	2012	Change
Net cash provided by operating activities	$187,269	$165,738	$21,531
Net cash used in investing activities	(174,226)	(147,909)	(26,317)
Net cash provided by (used in) financing activities	(7,072)	(15,415)	8,343
Effect of foreign currency rate changes on cash and equivalents	$(1,282)	$15	$(1,297)
Net increase in cash and cash equivalents	$4,689	$2,429	$2,260

Operating Activities

Cash provided by operating activities during 2013 was positively impacted by an increase in operating income throughout the consolidated portfolio, the acquisition of Deer Park in August 2013, and a $4.8 million increase in cash received from unconsolidated joint ventures as a result of the addition of five centers held in unconsolidated joint ventures since the third quarter of 2012.

Investing Activities

Cash used in investing activities was higher in the 2013 period compared to the 2012 period due primarily to a loan of approximately $89.5 million to Deer Park representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. This impact was partially offset by additional cash received from unconsolidated joint ventures that represented a return of investment, the most significant of which related to the Galveston/Houston joint venture. This venture closed on a mortgage loan with the ability to borrow up to $70.0 million. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners.

Financing Activities

The change in cash used in financing activities is primarily due to an increase in cash dividends paid to shareholders. Significant transactions that impacted the cash used in financing activities in 2013 and 2012 are as follows:

In November 2013, we announced that Tanger Properties Limited Partnership, completed a public offering of $250.0 million in senior notes due 2023 in an underwritten public offering. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

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

Rental Property Development of Consolidated Properties

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a controlling interest in the project, which will be consolidated for financial reporting purposes. To date, we have contributed approximately $7.7 million to the project for construction and development activities. The center will feature approximately 80 brand name and designer outlet stores. The approximately 314,000 square foot project will be suspended above ground to join the resort's two casino floors, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

Grand Rapids, Michigan

We also intend to develop an approximately 350,000 square foot wholly-owned outlet center in the Grand Rapids, Michigan market. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Center, Michigan with visibility from both roads. The center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we estimate the property will open in the second half of 2015.

Current Portfolio Expansions

During 2013, we completed two expansions at existing properties within our wholly-owned portfolio. In April, we expanded Tanger Outlets Gonzales in Gonzales, Louisiana by approximately 40,000 square feet, bringing the property's total gross leasable area to approximately 319,000 square feet. In September, we expanded Tanger Outlets Sevierville in Sevierville, Tennessee by approximately 20,000 square feet, bringing the total gross leasable area to approximately 438,000 square feet.

Other Potential Future Developments and Asset Dispositions

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Columbus, Ohio; and Scottsdale, Arizona; as well as planned expansions of existing centers in Park City, Utah; Branson, Missouri and Glendale, Arizona. The Columbus site and the Glendale expansion, if developed, will be undertaken by joint ventures. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. As of the date of this filing, we are marketing the potential sale of 5 of our consolidated outlet centers. We have not entered into a binding contract and have not obtained final approval from our Board of Directors to sell these outlet centers, thus we can give no assurance that these sales will be completed. Proceeds generated by these asset sales, if completed, will be used to fund the development projects discussed above, pay down outstanding debt and/or for other general corporate purposes.

Unconsolidated Joint Venture Developments

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Financing Arrangements

As of December 31, 2013, unsecured borrowings represented 81% of our outstanding debt and 80% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

2013 Transactions

Assumption of $150.0 Million Mortgage and Entrance into Derivatives

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018.

Extension of Unsecured Lines of Credit

In October 2013, we closed on amendments to our unsecured lines of credit, extending the maturity, and reducing the overall borrowing costs. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend the maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00% based on our current credit rating.

$250.0 Million Unsecured Senior Notes

In November 2013, we announced that Tanger Properties Limited Partnership, completed a public offering of $250 million in senior notes due 2023 in an underwritten public offering. The notes were priced at 98.360% of the principal amount to yield 4.076% to maturity. The notes will pay interest semi-annually at a rate of 3.875% per annum and mature on December 1, 2023. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

2012 Transactions

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan will be interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our current credit ratings, the loan has an interest rate of LIBOR + 1.60%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

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

4.6 Million Common Share Offering

In July 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.4 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 52,000 general partnership common units and 4,548,000 limited partnership common units. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general corporate purposes.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures during 2014.

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

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012	Change
Capital expenditures analysis:
New center developments	$17,600	$5,525	$12,075
Center redevelopment	—	392	(392)
Major center renovations	4,595	10,129	(5,534)
Second generation tenant improvement allowances	16,843	10,794	6,049
Other capital expenditures	11,090	7,871	3,219
	50,128	34,711	15,417
Conversion from accrual to cash basis	(2,692)	6,572	(9,264)
Additions to rental property-cash basis	$47,436	$41,283	$6,153

•
New center development expenditures, which includes first generation tenant improvement allowances, included expansions in Gonzales, Louisiana and Sevierville, Tennessee and the initial development costs associated with the construction of our center at the Foxwoods Resort Casino in Connecticut in the 2013 period. The 2012 period included expansions to our centers in Locust Grove, Georgia and Gonzales, Louisiana.

•
Major center renovations in the 2013 period included renovation activities at our Gonzales, Louisiana center. The 2012 period included on-going renovation efforts at the centers acquired during the second and third quarters of 2011.

•	Other capital expenditures in 2013 increased over the 2012 period due to a higher number of other capital expenditure projects within our existing consolidated portfolio.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2013 (in thousands):

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Debt (1)	$3,603	$282,343	$20,283	$36,708	$153,183	$834,278	$1,330,398
Interest payment (2)	59,373	56,713	41,111	40,580	38,124	84,133	320,034
Operating leases	5,602	5,234	5,015	4,875	4,850	280,983	306,559
Deferred financing obligation (3)	—	28,388	—	—	—	—	28,388
	$68,578	$372,678	$66,409	$82,163	$196,157	$1,199,394	$1,985,379

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2013.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2013 was used.

(3)
As part of the acquisition of a controlling ownership interest in Deer Park, we and the noncontrolling interest have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. Due to the other owner's ability to require us to purchase their interest, we have recorded an obligation to redeem their interest at the redemption price as a deferred financing obligation in the other liabilities section of the balance sheet.

In addition to the contractual payment obligations shown in the table above, we have commitments of $71.4 million remaining as of December 31, 2013 related to contracts to complete construction and development activity at centers throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $14.4 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Our portion of contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $42.9 million at December 31, 2013. In addition, our portion of commitments related to tenant allowances at our joint ventures totalled approximately $3.7 million as of December 31, 2013.

Our debt agreements contain covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants (1)	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	48%
Total secured debt to adjusted total assets	< 40%	9%
Total unencumbered assets to unsecured debt	> 150%	188%

(1)	For a complete listing of all debt covenants related to our senior unsecured notes, as well as definitions of the above terms, refer to our applicable supplemental indenture filing with the SEC.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2013 taxable income to shareholders, we were required to distribute approximately $59.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $83.4 million to shareholders which significantly exceeds our required distributions. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2013 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Charlotte	Charlotte, NC	50.0	—	$11.6
Galveston/Houston	Texas City, TX	50.0	352,705	7.4
National Harbor	Washington D.C. Metro Area	50.0	336,286	16.7
RioCan Canada	Various	50.0	432,836	85.7
Westgate	Glendale, AZ	58.0	331,739	16.1
Wisconsin Dells	Wisconsin Dells, WI	50.0	265,086	2.5
Other			—	0.2
Total				$140.2

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

We provide guaranties to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guaranties include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests.

Charlotte, North Carolina

In May 2013, we formed a joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), two major thoroughfares for the city. The approximately 400,000 square foot center will feature approximately 90 brand name and designer outlet stores and is expected to open during the third quarter of 2014.

As of December 31, 2013, we and our partner had each contributed approximately $11.5 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, Texas. Tanger Outlets Texas City, which opened October 19, 2012, contains approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In July 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners. We used our share of the proceeds to reduce amounts outstanding under our unsecured lines of credit. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. In November 2012, the joint venture broke ground and began development and both parties made equity contributions of $17.2 million to fund initial development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and which carries an interest rate of LIBOR + 1.65%. As of December 31, 2013, the balance on the loan was $52.4 million. The approximately 336,000 square feet center opened in November 2013 and contains approximately 80 brand name and designer outlet stores. We provide property management, leasing and marketing services to the joint venture; and with our partner, jointly provided site development and construction supervision services.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Any projects developed or acquired will be branded as Tanger Outlet Centers. We provide leasing and marketing services and RioCan provides development and property management services.

In December 2011, the co-owners purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. In connection with the purchase, the co-owners assumed the in place financing of $29.6 million. In March 2012, the co-owners retired the outstanding loan and we contributed an additional $15.1 million to fund our portion of the payment. In March of 2013 the co-owners acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

In November 2012, the co-owners acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. The purchase price included the assumption of mortgages totaling $18.7 million at Les Factoreries Saint-Sauveur, which carry a weighted average interest rate of 5.7% and mature in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec. The property was built in 1980 and expanded in 2006, and is approximately 116,000 square feet with the potential to expand to approximately 131,000 square feet.

The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec. The property was built in 2004 and expanded through 2011, and is approximately 162,000 square feet with the potential to expand to approximately 251,000 square feet.

Also, during the second quarter of 2013, the co-owners purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet and feature approximately 90 brand name and designer outlet stores. In January 2014 we purchased the land on which the center is being developed for $12.9 million and contributed it to the joint venture in February 2014. As of the date of this filing our equity contributions totaled $17.1 million and our partner's equity contribution totaled $7.4 million. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. We expect the center's location to capitalize on the Tanger Outlets brand equity in the region and to provide marketing and management synergies with our centers in Charleston, Hilton Head, and Myrtle Beach, South Carolina; and Commerce and Locust Grove, Georgia.

Westgate, Glendale, Arizona

On May 4, 2012, we formed a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $48.3 million, which carries an interest rate of LIBOR + 1.75%. As of December 31, 2013, the joint venture's balance on the loan was $43.1 million. The approximately 332,000 square feet center, which opened on November 15, 2012, features approximately 80 brand name and designer outlet stores in the first phase, with room for expansion for a total build out of approximately 410,000 square feet. We provide property management, construction supervision, leasing and marketing services to the joint venture.

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

The following table details the debt maturities of the unconsolidated joint ventures as of December 31, 2013 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Galveston/Houston	$65.0	July 2017	LIBOR + 1.50%
National Harbor	52.4	May 2016	LIBOR + 1.65%
RioCan Canada	17.9	June 2015 and May 2020	5.10% to 5.75%
Westgate	43.1	June 2015	LIBOR + 1.75%
Wisconsin Dells	24.3	December 2022	LIBOR + 2.25%

Fees we received for various services provided to our unconsolidated joint ventures during 2013, 2012 and 2011, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Fees:
Development and leasing	$595	$193	$5
Loan guarantee	161	80	—
Management	1,831	1,301	1,048
Marketing	493	433	163
Total Fees	$3,080	$2,007	$1,216

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

Acquisition of Real Estate

We allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, and the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which generally range from 3 to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination date of the lease and no rental payments are being made on the lease, any unamortized balance of the related deferred lease costs is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

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

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2013.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2013, 2012 and 2011 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2013	2012	2011
Funds from Operations:
Net income	$113,321	$56,476	$50,989
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	94,515	97,760	83,275
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	12,419	8,105	5,175
Gain on previously held interest in acquired joint venture	(26,002)	—	—
Impairment charges - unconsolidated joint ventures	—	140	300
Funds from operations	194,253	162,481	139,739
FFO attributable to noncontrolling interests in other consolidated partnerships	(202)	(26)	(37)
Allocation of FFO to participating securities	(2,025)	(1,576)	(1,240)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$192,026	$160,879	$138,462
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	99,129	98,605	96,021
Dilutive funds from operations per share	$1.94	$1.63	$1.44
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	99,129	98,605	96,021
Dilutive funds from operations per unit	$1.94	$1.63	$1.44

(1)	Includes the dilutive effect of options, restricted shares not considered participating securities, notional units and exchangeable notes.

(2)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

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

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2013, 2012 and 2011 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2013	2012	2011
Adjusted Funds from Operations:
Funds from operations	$194,253	$162,481	$139,739
Adjusted for non-core items:
Acquisition costs	1,203	117	2,736
Abandoned development costs	—	—	158
Demolition costs	140	—	—
AFFO adjustments from unconsolidated joint ventures (1)	(7,422)	1,370	—
Adjusted funds from operations (AFFO)	188,174	163,968	142,633
AFFO attributable to noncontrolling interests in other consolidated partnerships	(202)	(26)	(37)
Allocation of AFFO to participating securities	(1,958)	(1,590)	(1,266)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$186,014	$162,352	$141,330
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,129	98,605	96,021
Dilutive adjusted funds from operations per share	$1.88	$1.65	$1.47
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,129	98,605	96,021
Dilutive adjusted funds from operations per unit	$1.88	$1.65	$1.47

(1)
Includes our share of acquisition costs, litigation settlement proceeds, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures. The gain on early extinguishment of debt was $4.6 million and the litigation settlement proceeds were $3.2 million, for the year ended, December 31, 2013.

(2)	Includes the dilutive effect of options, restricted shares not considered participating securities, notional units and exchangeable notes.

(3)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

Same Center Net Operating Income
We present Same Center Net Operating Income (“NOI”) as a supplemental measure of our performance. We define Net Operating Income ("NOI") as total operating revenues less property operating expenses. Same Center NOI represents the NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. We believe that NOI and Same Center NOI provide useful information to our investors and analysts about our financial and operating performance because it provides a performance measure of the revenues and expenses directly involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI excludes the change in NOI from properties developed, redeveloped, acquired and sold, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center NOI, and accordingly, our Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI (in thousands):

	2013	2012
Same Center Net Operating Income
Income before equity in earnings (losses) of unconsolidated joint ventures	$102,281	$59,771
Interest expense	51,616	49,814
Gain on previously held interest in acquired joint venture	(26,002)	—
Operating income	127,895	109,585
Adjusted to exclude:
Depreciation and amortization	95,746	98,683
Other non-property income and losses	(8,821)	(5,615)
Acquisition costs	1,203	117
General and administrative expenses	39,119	37,452
Property net operating income	255,142	240,222
Less: non-cash adjustments and termination rents (1)	(5,596)	(5,470)
Property net operating income - cash basis	249,546	234,752
Less: non-same center and other NOI (2)	(5,296)	(505)
Total same center NOI - cash basis	$244,250	$234,247

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Excluded from Same Center NOI are the following:

a.	Locust Grove - 26,000 square foot expansion which opened during April 2012.

b.	Gonzales - 40,000 square foot expansion which opened during March and April 2013.

c.	Sevierville - 20,000 expansion which opened during September 2013.

d.	Deer Park - The Company acquired a controlling interest in the 741,981 square foot center located in Deer Park, NY on August 30, 2013.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2013, approximately 2.0 million square feet, or 18%, of our then owned, consolidated portfolio came up for renewal and 1.6 million, or 14%, of our current consolidated portfolio will come up for renewal in 2014. During 2013, we renewed 81% of the square feet that came up for renewal with the existing tenants at a 19% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 510,000 square feet at a 38% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7.8% of our square feet or 5.0% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2013 and 2012, respectively, occupancy at our consolidated outlet centers was approximately 99% for both periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. We typically reinvest net cash flow from our Canadian joint ventures to fund future Canadian development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We generally do not hedge currency translation exposures.

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. At December 31, 2013, the fair value of these contracts was $1.3 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of December 31, 2013, 21% of our outstanding debt had variable interest rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.7 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loan and unsecured lines of credit, at December 31, 2013 and 2012 was $1.4 billion and $1.2 billion, respectively, and its recorded value was $1.3 billion and $1.1 billion, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2013 and 2012 would result in a decrease in fair value of total debt by approximately $46.3 million and $34.8 million, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, Frank C. Marchisello Jr. (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2013 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, Frank C. Marchisello Jr. (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2013 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Operating Partnership's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Operating Partnership's board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Operating Partnership's management, with the participation of the Operating Partnership's Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Operating Partnership's internal control over financial reporting, including those policies and procedures that:

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

The table below provides information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	1,415,219	$24.13	3,140,128
Equity compensation plans not approved by security holders	—	—	—
Total	1,415,219	$24.13	3,140,128

(1)
Includes 933,769 restricted common shares that were issued in January 2014 under the 2010 Multi-Year Performance Plan. Under the plan, we issued 392,000 notional units, net of notional units forfeited, which would convert into restricted common shares on a one-for one basis to one-for-three basis depending upon the amount by which the Company's common shares appreciated above a minimum level over a four year performance period ending December 31, 2013.  Also includes 315,150 restricted common shares, the maximum amount of restricted common shares that may be issued under the 2013 Outperformance Plan (the "2013 OPP"). Under the 2013 OPP, award recipients may earn up to an aggregate of 315,150 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2013 through December 31, 2015.The weighted average exercise price in column (b) does not take these awards into account.

(2) Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award restricted common shares, performance awards, deferred shares and share payments.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's Annual Meeting of Shareholders which is expected to be held on May 16, 2014.

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

3.1D	Amendment to Amended and Restated Articles of Incorporation dated November 10, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated November 10, 2005.)

3.1E
Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007. (Incorporated by reference to the exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

3.1F
Articles of Amendment to Amended and Restated Articles of Incorporation dated August 27, 2008. (Incorporated by reference to the exhibits of the Company's current report on Form 8-K dated August 29, 2008).

3.1G
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. dated May 18, 2011. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Report on Form 10-Q for the quarter ended June 30, 2011.)

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

3.3	Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013.

4.1	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1A	Form of First Supplemental Indenture (to Senior Indenture). (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1B
Form of Second Supplemental Indenture (to Senior Indenture) dated October 24, 1997 among Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc. and State Street Bank & Trust Company. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated October 29, 1997.)

4.1C	Form of Third Supplemental Indenture (to Senior Indenture) dated February 15, 2001. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated February 16, 2001.)

4.1D
Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 4, 2005. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

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

4.1H
Form of Eighth Supplemental Indenture (to Senior Indenture) dated November 25, 2013. (Incorporated by reference to exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 25, 2013.)

10.1 *
Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, effective December 29, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K/A dated March 20, 2009.)

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

10.11 *
Amended and Restated Employment Agreement for James F. Williams, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.12 *
Amended and Restated Employment Agreement for Virginia R. Summerell, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.13 *
Employment Agreement for Manuel O. Jessup, dated October 5, 2012.(Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

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

10.15
Registration Rights Agreement amount Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and DPSW Deer Park LLC. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.16	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.17
Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.18	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.19
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.20 *
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

10.21A *
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.22 *
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.23 *
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.24 *
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.25*
Form of 2013 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.26 *
Director Deferred Share Program of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.27
Purchase Agreement between Tanger Factory Outlet Centers, Inc. and Cohen & Steers Capital Management, Inc. relating to a registered direct offering of 3,000,000 of the Company's common shares dated August 30, 2005. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 31, 2005.)

10.28
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

10.29
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

10.30
Modification Agreement, dated October 24, 2013 to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent.

10.31
Bridge Term Loan Agreement dated June 27, 2011 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as administrative and syndication agent and Wells Fargo Securities, LLC, as bookrunner and lead arranger. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 27, 2011.)

10.32
Term loan credit agreement dated February 24, 2012 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank Securities, LLC, SunTrust Robinson Humphrey, Inc.m and PNC Capital MArkets LLC, as Joint Lead Arrangers, SunTrust Bank and PNC Bank, National Association, as Co-Syndication Agents, Regions Bank, as Documentation Agent and Wells Fargo Securities, LLC, as Sole Bookrunner. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Distributions.

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William G. Benton
William G. Benton	Non-Executive Chairman of the Board of Directors	March 3, 2014

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/s/ James F. Williams
James F. Williams	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 3, 2014

/s/ Jack Africk
Jack Africk	Director	March 3, 2014

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Director	March 3, 2014

/s/ Donald G. Drapkin
Donald G. Drapkin	Director	March 3, 2014

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	March 3, 2014

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	March 3, 2014

/s/ Allan L. Schuman
Allan L. Schuman	Director	March 3, 2014

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

March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Vice President and Treasurer (Principal Financial Officer)	March 3, 2014

/s/ James F. Williams
James F. Williams	Vice President and Assistant Treasurer (Principal Accounting Officer)	March 3, 2014

/s/ Jack Africk
Jack Africk	Trustee	March 3, 2014

/s/ William G. Benton
William G. Benton	Trustee	March 3, 2014

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Trustee	March 3, 2014

/s/ Donald G. Drapkin
Donald G. Drapkin	Trustee	March 3, 2014

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	March 3, 2014

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	March 3, 2014

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tanger Factory Outlet Centers, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina
March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina
March 3, 2014

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Rental property
Land	$230,415	$148,002
Buildings, improvements and fixtures	2,009,971	1,796,042
Construction in progress	9,433	3,308
	2,249,819	1,947,352
Accumulated depreciation	(654,631)	(582,859)
Total rental property, net	1,595,188	1,364,493
Cash and cash equivalents	15,241	10,335
Investments in unconsolidated joint ventures	140,214	126,632
Deferred lease costs and other intangibles, net	163,581	107,415
Deferred debt origination costs, net	10,818	9,083
Prepaids and other assets	81,414	60,842
Total assets	$2,006,456	$1,678,800
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,752 and $1,967, respectively)	$794,248	$548,033
Unsecured term loans (net of discount of $396 and $547, respectively)	267,104	259,453
Mortgages payable (including premiums of $3,799 and $6,362, respectively)	250,497	107,745
Unsecured lines of credit	16,200	178,306
Total debt	1,328,049	1,093,537
Construction trade payables	9,776	7,084
Accounts payable and accrued expenses	49,686	41,149
Deferred financing obligation	28,388	—
Other liabilities	32,962	23,155
Total liabilities	1,448,861	1,164,925
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 authorized, 94,505,685 and 94,061,384 shares issued and outstanding at December 31, 2013 and 2012, respectively	945	941
Paid in capital	788,984	766,056
Accumulated distributions in excess of net income	(265,242)	(285,588)
Accumulated other comprehensive (loss) income	(2,428)	1,200
Equity attributable to Tanger Factory Outlet Centers, Inc.	522,259	482,609
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	28,432	24,432
Noncontrolling interests in other consolidated partnerships	6,904	6,834
Total equity	557,595	513,875
Total liabilities and equity	$2,006,456	$1,678,800
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
REVENUES
Base rentals	$253,402	$235,233	$207,637
Percentage rentals	11,251	11,172	9,084
Expense reimbursements	109,654	101,110	89,620
Other income	10,702	9,482	8,882
Total revenues	385,009	356,997	315,223
EXPENSES
Property operating	121,046	111,160	100,246
General and administrative	39,119	37,452	30,132
Acquisition costs	1,203	117	2,736
Abandoned development costs	—	—	158
Depreciation and amortization	95,746	98,683	84,015
Total expenses	257,114	247,412	217,287
Operating income	127,895	109,585	97,936
Interest expense	(51,616)	(49,814)	(45,382)
Gain on previously held interest in acquired joint venture	26,002	—	—
Income before equity in earnings (losses) of unconsolidated joint ventures	102,281	59,771	52,554
Equity in earnings (losses) of unconsolidated joint ventures	11,040	(3,295)	(1,565)
Net income	113,321	56,476	50,989
Noncontrolling interests in Operating Partnership	(5,643)	(3,267)	(6,356)
Noncontrolling interests in other consolidated partnerships	(121)	19	8
Net income attributable to Tanger Factory Outlet Centers, Inc.	$107,557	$53,228	$44,641

Basic earnings per common share
Net income	$1.14	$0.57	$0.53

Diluted earnings per common share
Net income	$1.13	$0.57	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net income	$113,321	$56,476	$50,989
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(242)	(351)	(331)
Foreign currency translation adjustments	(4,968)	(5)	—
Change in fair value of cash flow hedges	1,382	—	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	46
Other comprehensive loss	(3,828)	(356)	(285)
Comprehensive income	109,493	56,120	50,704
Comprehensive income attributable to noncontrolling interests	(5,564)	(3,227)	(6,312)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$103,929	$52,893	$44,392

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2010	$810	$604,359	$(240,024)	$1,784	$366,929	$54,966	$—	$421,895
Net income	—	—	44,641	—	44,641	6,356	(8)	50,989
Other comprehensive loss	—	—	—	(249)	(249)	(36)	—	(285)
Compensation under Incentive Award Plan	—	7,291	—	—	7,291	—	—	7,291
Issuance of 4,600,000 common shares, net of issuance costs of $670,000	46	117,329	—	—	117,375	—	—	117,375
Issuance of 36,500 common shares upon exercise of options	—	353	—	—	353	—	—	353
Grant of 317,400 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interest in Operating Partnership	—	(9,242)	—	—	(9,242)	9,242	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(6)	—	—	(6)	—	6,851	6,845
Exchange of 641,328 Operating Partnership units for 641,328 common shares	7	(7)	—	—	—	—	—	—
Issuance of 136,360 common shares upon exchange of exchangeable notes	1	(1)	—	—	—	—	—	—
Common dividends ($0.7938 per share)	—	—	(66,530)	—	(66,530)	—	—	(66,530)
Distributions to noncontrolling interests	—	—	—	—	—	(9,501)	—	(9,501)
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	53,228	—	53,228	3,267	(19)	56,476
Other comprehensive loss	—	—	—	(335)	(335)	(21)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	—	10,676	—	—	10,676
Issuance of 37,700 common shares upon exercise of options	—	481	—	—	481	—	—	481
Grant of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	34,910	—	—	34,910	(34,910)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(10)	—	—	(10)	—	10	—
Exchange of 6,730,028 Operating Partnership units for 6,730,028 common shares	68	(68)	—	—	—	—	—	—
Common dividends ($0.8300 per share)	—	—	(76,903)	—	(76,903)	—	—	(76,903)
Distributions to noncontrolling interests	—	—	—	—	—	(4,931)	—	(4,931)
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	107,557	—	107,557	5,643	121	113,321
Other comprehensive loss	—	—	—	(3,628)	(3,628)	(200)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	—	11,743	—	—	11,743
Issuance of 44,500 common shares upon exercise of options	—	635	—	—	635	—	—	635
Issuance of 450,576 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Grant of 332,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,130	—	—	11,130	(11,130)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(576)	—	—	(576)	—	576	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.885 per share)	—	—	(87,211)	—	(87,211)	—	—	(87,211)
Distributions to noncontrolling interests	—	—	—	—	—	(4,294)	(102)	(4,396)
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$113,321	$56,476	$50,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,746	98,683	84,015
Amortization of deferred financing costs	2,194	2,313	2,143
Gain on previously held interest in acquired joint venture	(26,002)	—	—
Equity in (earnings) losses of unconsolidated joint ventures	(11,040)	3,295	1,565
Distributions of cumulative earnings from unconsolidated joint ventures	5,853	1,005	499
Share-based compensation expense	11,376	10,676	7,291
Amortization of debt (premiums) and discounts, net	(886)	(1,007)	(315)
Net amortization (accretion) of market rent rate adjustments	1,141	(348)	(454)
Straight-line rent adjustments	(5,529)	(3,649)	(3,829)
Changes in other asset and liabilities:
Other assets	(7,676)	(5,557)	(9,080)
Accounts payable and accrued expenses	8,988	3,863	3,170
Net cash provided by operating activities	187,486	165,750	135,994
INVESTING ACTIVITIES:
Additions to rental property	(47,436)	(41,283)	(60,314)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(11,271)	—	—
Acquisition of rental property	—	—	(266,211)
Additions to investments in and notes receivable from unconsolidated joint ventures	(150,854)	(103,041)	(25,314)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	47,149	1,471	701
Additions to non-real estate assets	(7,768)	—	—
Additions to deferred lease costs	(4,046)	(5,056)	(10,661)
Net proceeds from sales of real estate	—	—	723
Net cash used in investing activities	(174,226)	(147,909)	(361,076)
FINANCING ACTIVITIES:
Cash dividends paid	(87,211)	(76,903)	(66,530)
Distributions to noncontrolling interests in Operating Partnership	(4,294)	(4,931)	(9,501)
Proceeds from issuance of common shares	—	—	117,375
Proceeds from debt issuances	785,803	585,800	876,342
Repayments of debt	(697,377)	(517,271)	(687,390)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—	—
Distributions to noncontrolling interests in other consolidated partnerships	(102)	—	—
Additions to deferred financing costs	(4,001)	(2,591)	(3,431)
Proceeds from exercise of options	635	481	353
Net cash provided by (used in) financing activities	(7,072)	(15,415)	227,218
Effect of foreign currency rate changes on cash and equivalents	(1,282)	15	—
Net increase in cash and cash equivalents	4,906	2,441	2,136
Cash and cash equivalents, beginning of year	10,335	7,894	5,758
Cash and cash equivalents, end of year	$15,241	$10,335	$7,894

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS
Rental property
Land	$230,415	$148,002
Buildings, improvements and fixtures	2,009,971	1,796,042
Construction in progress	9,433	3,308
	2,249,819	1,947,352
Accumulated depreciation	(654,631)	(582,859)
Total rental property, net	1,595,188	1,364,493
Cash and cash equivalents	14,984	10,295
Investments in unconsolidated joint ventures	140,214	126,632
Deferred lease costs and other intangibles, net	163,581	107,415
Deferred debt origination costs, net	10,818	9,083
Prepaids and other assets	81,165	60,408
Total assets	$2,005,950	$1,678,326
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,752 and $1,967, respectively)	$794,248	$548,033
Unsecured term loans (net of discount of $396 and $547, respectively)	267,104	259,453
Mortgages payable (including premiums of $3,799 and $6,362, respectively)	250,497	107,745
Unsecured lines of credit	16,200	178,306
Total debt	1,328,049	1,093,537
Construction trade payables	9,776	7,084
Accounts payable and accrued expenses	49,180	40,675
Deferred financing obligation	28,388	—
Other liabilities	32,962	23,155
Total liabilities	1,448,355	1,164,451
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at December 31, 2013 and 2012	4,988	4,720
Limited partners, 5,145,012 and 4,761,864 Class A units and 93,505,685 and 93,061,384 Class B units outstanding at December 31, 2013 and 2012, respectively	548,424	501,214
Accumulated other comprehensive (loss) income	(2,721)	1,107
Total partners' equity	550,691	507,041
Noncontrolling interests in consolidated partnerships	6,904	6,834
Total equity	557,595	513,875
Total liabilities and equity	$2,005,950	$1,678,326
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2013	2012	2011
REVENUES
Base rentals	$253,402	$235,233	$207,637
Percentage rentals	11,251	11,172	9,084
Expense reimbursements	109,654	101,110	89,620
Other income	10,702	9,482	8,882
Total revenues	385,009	356,997	315,223

EXPENSES
Property operating	121,046	111,160	100,246
General and administrative	39,119	37,452	30,132
Acquisition costs	1,203	117	2,736
Abandoned development costs	—	—	158
Depreciation and amortization	95,746	98,683	84,015
Total expenses	257,114	247,412	217,287
Operating income	127,895	109,585	97,936
Interest expense	(51,616)	(49,814)	(45,382)
Gain on previously held interest in acquired joint venture	26,002	—	—
Income before equity in earnings (losses) of unconsolidated joint ventures	102,281	59,771	52,554
Equity in earnings (losses) of unconsolidated joint ventures	11,040	(3,295)	(1,565)
Net income	113,321	56,476	50,989
Noncontrolling interests in consolidated partnerships	(121)	19	8
Net income available to partners	113,200	56,495	50,997
Net income available to limited partners	112,047	55,917	50,473
Net income available to general partner	$1,153	$578	$524

Basic earnings per common unit
Net income	$1.14	$0.57	$0.53

Diluted earnings per common unit
Net income	$1.13	$0.57	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net income	$113,321	$56,476	$50,989
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(242)	(351)	(331)
Foreign currency translation adjustments	(4,968)	(5)	—
Change in fair value of cash flow hedges	1,382	—	—
Changes in fair value of our portion of our unconsolidated joint ventures' cash flow hedges	—	—	46
Other comprehensive loss	(3,828)	(356)	(285)
Comprehensive income	109,493	56,120	50,704
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(121)	19	8
Comprehensive income attributable to the Operating Partnership	$109,372	$56,139	$50,712

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2010	$5,221	$414,926	$1,748	$421,895	$—	$421,895
Net income	524	50,473	—	50,997	(8)	50,989
Other comprehensive loss	—	—	(285)	(285)	—	(285)
Compensation under Incentive Award Plan	—	7,291	—	7,291	—	7,291
Issuance of 52,000 general partner common units and 4,548,000 limited partner common units, net of issuance costs of $670,000	—	117,375	—	117,375	—	117,375
Issuance of 36,500 common units upon exercise of options	—	353	—	353	—	353
Grant of 317,400 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(6)	—	(6)	6,851	6,845
Common distributions ($0.7938 per common unit)	(773)	(75,258)	—	(76,031)	—	(76,031)
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 37,700 common units upon exercise of options	—	481	—	481	—	481
Grant of 566,000 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($0.8300 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	1,153	112,047	—	113,200	121	113,321
Other comprehensive loss	—	—	(3,828)	(3,828)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	11,743	—	11,743
Issuance of 44,500 common units upon exercise of options	—	635	—	635	—	635
Issuance of 450,576 limited partner units	—	13,981	—	13,981	—	13,981
Grant of 332,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(576)	—	(576)	576	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($0.885 per common unit)	(885)	(90,620)	—	(91,505)	—	(91,505)
Distributions to noncontrolling interests in consolidated partnerships	—	—	—	—	(102)	(102)
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$113,321	$56,476	$50,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,746	98,683	84,015
Amortization of deferred financing costs	2,194	2,313	2,143
Gain on previously held interest in acquired joint venture	(26,002)	—	—
Equity in (earnings) losses of unconsolidated joint ventures	(11,040)	3,295	1,565
Distributions of cumulative earnings from unconsolidated joint ventures	5,853	1,005	499
Equity-based compensation expense	11,376	10,676	7,291
Amortization of debt (premiums) and discounts, net	(886)	(1,007)	(315)
Net amortization (accretion) of market rent rate adjustments	1,141	(348)	(454)
Straight-line rent adjustments	(5,529)	(3,649)	(3,829)
Increases (decreases) due to changes in:
Other assets	(7,861)	(5,447)	(9,127)
Accounts payable and accrued expenses	8,956	3,741	3,276
Net cash provided by operating activities	187,269	165,738	136,053
INVESTING ACTIVITIES:
Additions to rental property	(47,436)	(41,283)	(60,314)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(11,271)	—	—
Acquisition of rental property	—	—	(266,211)
Additions to investments in and notes receivable from unconsolidated joint ventures	(150,854)	(103,041)	(25,314)
Additions to non-real estate assets	(7,768)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	47,149	1,471	701
Additions to deferred lease costs	(4,046)	(5,056)	(10,661)
Net proceeds from sales of real estate	—	—	723
Net cash used in investing activities	(174,226)	(147,909)	(361,076)
FINANCING ACTIVITIES:
Cash distributions paid	(91,505)	(81,834)	(76,031)
Contributions from partners	—	—	117,375
Proceeds from debt issuance	810,803	585,800	876,342
Repayments of debt	(722,377)	(517,271)	(687,390)
Acquisition of noncontrolling interests in other consolidated partnerships	(525)	—	—
Distributions to noncontrolling interests in other consolidated partnerships	(102)	—	—
Additions to deferred financing costs	(4,001)	(2,591)	(3,431)
Proceeds from exercise of options	635	481	353
Net cash provided by (used in) financing activities	(7,072)	(15,415)	227,218
Effect of foreign currency rate changes on cash and equivalents	(1,282)	15	—
Net increase in cash and cash equivalents	4,689	2,429	2,195
Cash and cash equivalents, beginning of year	10,295	7,866	5,671
Cash and cash equivalents, end of year	$14,984	$10,295	$7,866

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2013, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.5 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 99% occupied and contained over 2,400 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 outlet centers totaling approximately 1.7 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2013, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,505,685 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,145,012 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Westgate joint venture is a Variable Interest Entity ("VIE") and none of our other joint ventures are a VIE. Westgate is considered a VIE because the voting rights are disproportionate to the economic interests. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

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

The operating, development, leasing, and management agreement of Westgate provides that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting for Westgate. Our equity method investment in Westgate as of December 31, 2013 was approximately $16.1 million. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Non-Company LPs percentage ownership of the Operating Partnership's units. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on their respective ownership interest.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the calculations of impairment losses, costs capitalized to originate operating leases, costs incurred for the construction and development of properties, and the values of deferred lease costs and other intangibles related to the acquisition of properties. Actual results could differ from those estimates.

Operating Segments - We focus exclusively on developing, acquiring, owning, operating, and managing outlet shopping centers. We aggregate the financial information of all outlet centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists. As a part of acquisition accounting, the amount by which the fair value of our previously held equity method investment exceeds the carrying book value is recorded as a gain on previously held interest in acquired joint venture.

Buildings, improvements and fixtures consist primarily of permanent buildings and improvements made to land such as infrastructure and costs incurred in providing rental space to tenants. Interest costs capitalized during 2013, 2012 and 2011 amounted to approximately $1.6 million, $1.2 million and $393,000, respectively, and internal development costs capitalized amounted to $2.2 million, $1.8 million and $1.4 million, respectively. Depreciation expense related to rental property included in net income for each of the years ended December 31, 2013, 2012 and 2011 was $74.7 million, $73.7 million and $66.2 million, respectively.

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

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2013 and 2012, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $670,000 and $670,000, respectively.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including internal lease costs and amounts paid to third-party brokers, during 2013, 2012 and 2011 were approximately $4.0 million, $5.1 million and $10.7 million, respectively. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - Our wholly-owned subsidiary, Northline Indemnity, LLC, is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized no impairment losses during the years ended December 31, 2013, 2012, and 2011 respectively. We believe there are no unrecorded impairment losses as of December 31, 2013.

Real Estate Assets Held For Sale - Real estate assets designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify real estate as held for sale when our Board of Directors approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets. The operating results of real estate assets designated as held for sale and for assets sold, in which we will not have any significant continuing involvement, are included in discontinued operations for all periods presented in our results of operations.

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2013, we do not believe that any of our equity investments were impaired.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2010 - 2013 remain open to examination by the major tax jurisdictions to which we are subject.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2013, 2012 and 2011 were taxable as follows:

Common dividends per share:	2013	2012	2011
Ordinary income	$0.7894	$0.8293	$0.7938
Capital gain	0.0115	—	—
Return of capital	0.0841	0.0007	—
	$0.8850	$0.8300	$0.7938

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income available to the Company's shareholders	$107,557	$53,228	$44,641
Book/tax difference on:
Depreciation and amortization	(10,697)	16,034	16,232
Loss on sale or disposal of real estate	(1,805)	(1,543)	(3,113)
Equity in earnings from unconsolidated joint ventures	5,601	5,037	2,482
Share-based payment compensation	(3,818)	(6,298)	(491)
Gain on previously held interest in acquired joint venture	(24,710)	—	—
Other differences	(5,823)	(850)	997
Taxable income available to common shareholders	$66,305	$65,608	$60,748

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $30.9 million and $25.1 million as of December 31, 2013 and 2012, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures. Development fees are recognized as revenue when earned over the development period. Leasing fees are charged for newly executed leases and lease renewals, and are recognized as revenue when earned. Profits from development and leasing fees received from unconsolidated affiliates are recognized as revenue to the extent of the third-party partners' ownership interest. Profits earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Marketing fees are charged as a percentage of marketing expenses incurred by the property. Fees recognized from these activities are shown as other income in our consolidated statement of operations. Fees received from consolidated joint ventures are eliminated in consolidation.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2013, 2012 or 2011.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of December 31, 2013, 2012 and 2011 amounted to $9.8 million, $7.1 million and $13.7 million, respectively.

Non-cash financing activities related to the acquisition of a controlling interest in Deer Park, as discussed in Note 3, included the assumption of debt totaling $237.9 million, and the issuance of $14.0 million in Class A common limited partnership units of the Operating Partnership as a portion of the consideration given. In addition, rental property and lease related intangible assets increased by $27.9 million related to the fair value of the one-third interest owned by Deer Park's other remaining partner and $26.0 million related to the fair value of our previously held interest in excess of carrying amount.

Non-cash financing activities that occurred during the 2011 period included the assumption of mortgage debt in the amount of $112.7 million, including total net premiums of $7.1 million related to the acquisitions described in Note 3.

Interest paid, net of interest capitalized, in 2013, 2012 and 2011 was $48.0 million, $46.8 million and $45.4 million, respectively.

Accounting for Equity-Based Compensation - We may issue non-qualified options and other equity-based awards under the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance.

Foreign Currency Translation - We have entered into a co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada for which the functional currency is the local currency. The assets and liabilities related to our investments in Canada are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are translated using the average exchange rate for the period. Our share of unrealized gains and losses resulting from the translation of these financial statements are reflected in shareholders' equity as a component of Accumulated Other Comprehensive Income (loss) in the Company's Consolidated Balance Sheets.

New Accounting Pronouncements - There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

Operating Partnership Unit Split - In August 2013, the Operating Partnership's operating agreement was amended to, among other things, effect a four-for-one split of the outstanding partnership units After the effect of the split, each Class A common limited partnership unit held by Non-Company LPs may be exchanged for one common share of the Company. Prior to the split, each unit held by the Non-Company LPs was exchangeable for four common shares of the Company. All references to the number of units outstanding and per unit amounts reflect the effect of the split for all periods presented.

Reclassifications - Certain amounts related to reimbursements of payroll related expenses from unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2012 have been reclassified to the caption “expense reimbursements” from the caption “other income” to conform to the presentation of the consolidated statement of operations presented for the year ended December 31, 2013.

In addition, we have corrected the classification of certain amounts related to above and below market lease contracts in the consolidated balance sheet of the Company and Operating Partnership as of December 31, 2012. The amounts were previously reported net in the caption deferred lease costs and other intangibles, net. Below market lease values, net of accumulated amortization, in the amount of $6.4 million, has been reclassified into the other liabilities line item in the consolidated balance sheet as of December 31, 2012. These revisions were not considered material to the previously issued financial statements.

3.    Acquisition of Rental Property

2013 Acquisitions

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

Prior to the acquisition, Deer Park successfully negotiated new financing of the debt obligations for the previous mortgage and mezzanine loans totaling approximately $238.5 million, with a $150.0 million mortgage loan. The new five year mortgage loan bears interest at a 150 basis point spread over LIBOR. The previous mortgage and mezzanine loans were in default, and as part of the refinancing, all default interest associated with the loans was waived. Utilizing funding from our existing unsecured lines of credit, we loaned approximately $89.5 million at a rate of LIBOR plus 3.25% and due on August 30, 2020 to the Deer Park joint venture representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. As a result of the refinancing, Deer Park recorded a gain on early extinguishment of debt of approximately $13.8 million. Our share of this gain along with our share of the income from the settlement of a lawsuit by Deer Park with a third party totalled approximately $7.8 million, which has been included in equity in earnings (losses) of unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2013.

Subsequent to the debt extinguishment, we acquired an additional one-third interest in the Deer Park property from one of the owners, bringing our total ownership to a two-thirds interest, for total consideration of approximately $27.9 million, including $13.9 million in cash and 450,576 in Class A common limited partnership units of Tanger Properties Limited Partnership, which are exchangeable for an equivalent number of the Company's common shares. This transaction was accounted for as a business combination resulting in the assets acquired and liabilities assumed being recorded at fair value as a result of the step acquisition. Prior to the acquisition, the joint venture was considered a variable interest entity and was accounted for under the equity method of accounting since we did not have the ability to direct the significant activities that affect the economic performance of the venture as a one-third owner. Upon acquiring an additional one-third interest, we determined, based on the acquisition agreement and other transaction documents which amended our rights with respect to the property and our obligations with respect to the additional one-third interest, that we control the property assets and direct the property’s significant activities and therefore, consolidate the property’s assets and liabilities.

The following table illustrates the fair value of the total consideration transferred and the amounts of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash transferred	$13,939
Common limited partnership units issued	13,981
Fair value of total consideration transferred to acquire one-third interest	27,920
Fair value of our previously held one-third interest	27,920
Fair value of noncontrolling interest	27,920
Fair value of net assets acquired	$83,760

The aggregate purchase price of the property has been allocated as follows:

	Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$82,413
Buildings, improvements and fixtures	172,694
Deferred lease costs and other intangibles
Above market lease value	18,807	11.9
Below market lease value	(12,658)	18.5
Lease in place value	28,846	7.6
Tenant relationships	27,594	19.0
Lease and legal costs	1,724	8.9
Total deferred lease costs and other intangibles, net	64,313
Other identifiable assets acquired and liabilities assumed, net	2,265
Debt	(237,925)
Total fair value of net assets acquired	$83,760

There was no contingent consideration associated with this acquisition. We incurred approximately $1.0 million in third-party acquisition costs which were expensed as incurred. As a part of the acquisition accounting, we recorded a gain of $26.0 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in Deer Park.

Although we do not anticipate any changes in the fair value measurements of the acquisitions, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

Following the acquisition, we and the noncontrolling interest restructured certain aspects of our ownership of the property, whereby we receive substantially all of the economics generated by the property and would have substantial control over the property's financial activities. We and the noncontrolling interest entered into a triple net lease agreement with a different wholly-owned subsidiary of ours which operates the property as lessee. Under the new structure, we will serve as property manager and control the management, leasing, marketing and other operations of the property. We and the noncontrolling interest will receive, in proportion to our respective ownership interests, fixed annual lease payments of approximately $2.5 million, plus an amount necessary to pay the interest expense on debt related to the property. In addition, we and the noncontrolling interest have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. Due to the noncontrolling interest's ability to require us to purchase their interest, we have recorded an obligation to redeem their interest at the redemption price as a deferred financing obligation in the other liabilities section of the consolidated balance sheet.

The results of operations from the property are included in the consolidated statements of operations beginning on the acquisition date. The aggregate revenues and net loss from the property from the acquisition date through December 31, 2013, were $11.1 million and $3.5 million, respectively. The following unaudited condensed pro forma financial information for the years ended December 31, 2013 and 2012 is presented as if the acquisition had been consummated as of January 1, 2012, the beginning of the previous reporting period (in thousands, except per share data):

	(unaudited)
	(Pro forma)
	Year ended
	December 31,
	2013	2012
Total Revenue	$408,333	$381,388
Income from continuing operations	85,836	78,347
Net income attributable to Tanger Factory Outlet Centers, Inc.	80,621	73,219
Basic earnings per common share	0.86	0.80
Diluted earnings per common share	0.86	0.79

Supplemental pro forma earnings for 2013 were adjusted to exclude $1.0 million of third-party acquisition costs incurred in 2013 and $26.0 million of nonrecurring gain related to the fair value adjustment. Supplemental pro forma earnings for 2012 were adjusted to include those items.

2011 Acquisitions

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

Atlantic City Outlets The Walk is comprised of approximately 490,000 square feet and Ocean City Factory Outlets is comprised of approximately 199,000 square feet. The cash portion of the purchase price for Atlantic City Outlets The Walk and Ocean City Outlets was funded by amounts available under our unsecured lines of credit.

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

The results of operations of the acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information for the year ended December 31, 2011 is presented as if the acquisitions had been consummated as of January 1, 2011, the beginning of the reporting period (in thousands):

(Unaudited)
(Pro forma)
Year ended December 31,
2011
Total Revenue	$336,838
Income from continuing operations	47,687
Net income attributable to Tanger Factory Outlet Centers, Inc.	41,045
Basic earnings per common share	0.49
Diluted earnings per common share	0.49

4. Development of Rental Properties

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the joint venture, which will be consolidated for financial reporting purposes. To date, we have contributed approximately $7.7 million to the project for construction and development activities. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

Redevelopment: Hilton Head I, South Carolina

During the first quarter of 2011, we completed the redevelopment of our Hilton Head I outlet center at a cost of approximately $34.5 million and celebrated a grand re-opening on March 31, 2011. As of December 31, 2013, the 177,000 square foot center was 98% occupied.

5. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2013 and 2012 aggregated $140.2 million and $126.6 million respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2013 and 2012, we were members of the following unconsolidated real estate joint ventures:

As of December 31, 2013
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0	—	$11.6	$—
Galveston/Houston	Texas City, TX	50.0	352,705	7.4	65.0
National Harbor	Washington D.C. Metro Area	50.0	336,286	16.7	52.4
RioCan Canada	Various	50.0	432,836	85.7	17.9
Westgate	Glendale, AZ	58.0	331,739	16.1	43.1
Wisconsin Dells	Wisconsin Dells, WI	50.0	265,086	2.5	24.3
Other			—	0.2	—
				$140.2	$202.7

As of December 31, 2012
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Deer Park	Deer Park, Long Island NY	33.3	741,981	$3.0	$246.9
Deer Park Warehouse	Deer Park, Long Island NY	33.3	29,253	—	1.9
Galveston/Houston	Texas City, TX	50.0	352,705	36.7	—
National Harbor	Washington D.C. Metro Area	50.0	—	2.6	—
RioCan Canada	Various	50.0	434,562	62.2	20.1
Westgate	Glendale, AZ	58.0	332,234	19.1	32.0
Wisconsin Dells	Wisconsin Dells, WI	50.0	265,086	2.8	24.3
Other			—	0.2	—
				$126.6	$325.2

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

Fees we received for various services provided to our unconsolidated joint ventures were recognized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Fees:
Development and leasing	$595	$193	$5
Loan guarantee	161	80	—
Management	1,831	1,301	1,048
Marketing	493	433	163
Total Fees	$3,080	$2,007	$1,216

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $1.6 million and $2.0 million as of December 31, 2013 and 2012, respectively) are amortized over the various useful lives of the related assets.

Charlotte, North Carolina

In May 2013, we formed a joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), two major thoroughfares for the city. The approximately 400,000 square foot project will feature approximately 90 brand name and designer stores and is expected to open during the third quarter of 2014.

As of December 31, 2013, we and our partner had each contributed approximately $11.5 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

Deer Park, Long Island, New York

As described in Note 3, we acquired an additional one-third ownership interest in Deer Park and have consolidated the property for financial reporting purposes since the acquisition date. Prior to August 30, 2013, this was an unconsolidated joint venture.

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

Galveston/Houston, Texas

In June 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center south of Houston in Texas City, Texas. Tanger Outlets Texas City, which opened October 19, 2012, contains approximately 353,000 square feet, with room for expansion for a total build out of approximately 470,000 square feet. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In July 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 1, 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the proceeds equally to the partners. We used our share of the proceeds to reduce amounts outstanding under our unsecured lines of credit. We provide property management and marketing services to the center; and with our partner, are jointly providing development and leasing services.

National Harbor, Washington, D.C. Metro Area

In May 2011, we announced the formation of a joint venture for the development of a Tanger Outlet Center at National Harbor in the Washington, D.C. Metro area. In November 2012, the joint venture broke ground and began development and both parties made equity contributions of $17.2 million to fund initial development costs. In May 2013, the joint venture closed on a construction loan with the ability to borrow up to $62.0 million and which carries an interest rate of LIBOR + 1.65%. As of December 31, 2013 the balance on the loan was $52.4 million. The approximately 336,000 square feet center opened in November 2013. We provide property management, leasing and marketing services to the joint venture; and with our partner, jointly provided site development and construction supervision services.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Any projects developed or acquired will be branded as Tanger Outlet Centers. We provide leasing and marketing services and RioCan provides development and property management services.

In December 2011, the co-owners purchased the Cookstown Outlet Mall. The existing outlet center was acquired for $47.4 million, plus an additional $13.8 million for excess land upon the seller meeting certain conditions, for an aggregate purchase price of $61.2 million. In connection with the purchase, the co-owners assumed the in-place financing of $29.6 million. In March 2012, the co-owners retired the outstanding loan and we contributed an additional $15.1 million to fund our portion of the payment. In March of 2013 the co-owners acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014 and will add approximately 153,000 square feet to the center.

During the first quarter of 2012, the co-owners terminated an option contract to develop a center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.4 million.

In November 2012, the co-owners acquired two existing outlet centers in the Montreal, Quebec market for an aggregate purchase price of approximately $94.8 million. The purchase price includes the assumption of mortgages totaling $18.7 million at Les Factoreries Saint-Sauveur, which carry a weighted average interest rate of 5.7% and mature in 2015 and 2020. There is no in-place financing associated with the Bromont Outlet Mall acquisition.

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

Also, during the second quarter of 2013, the co-owners purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014.

Westgate, Glendale, Arizona

On May 4, 2012, we formed a joint venture for the development of a Tanger Outlet Center in Glendale, Arizona. On June 27, 2012, the joint venture closed on a construction loan with the ability to borrow up to $48.3 million, which carries an interest rate of LIBOR + 1.75%. As of December 31, 2013, the joint venture's balance on the loan was $43.1 million. The approximately 332,000 square feet center opened on November 15, 2012. We provide property management, construction supervision, leasing and marketing services to the joint venture.
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

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2013 and 2012 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2013	2012
Assets
Land	$66,020	$110,665
Buildings, improvements and fixtures	327,972	493,424
Construction in progress, including land	86,880	2,128
	480,872	606,217
Accumulated depreciation	(29,523)	(62,547)
Total rental property, net	451,349	543,670
Assets held for sale (1)	—	1,828
Cash and cash equivalents	22,704	21,879
Deferred lease costs, net	19,281	24,411
Deferred debt origination costs, net	1,737	5,213
Prepaids and other assets	9,107	25,350
Total assets	$504,178	$622,351
Liabilities and Owners' Equity
Mortgages payable	$202,688	$325,192
Construction trade payables	19,370	21,734
Accounts payable and other liabilities	8,540	31,944
Total liabilities	230,598	378,870
Owners' equity	273,580	243,481
Total liabilities and owners' equity	$504,178	$622,351
(1) Assets related to our Deer Park Warehouse joint venture that were sold in March 2013.

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2013	2012	2011
Revenues (1)	$85,682	$54,936	$38,847
Expenses:
Property operating	31,610	24,678	18,034
General and administrative	977	970	250
Acquisition costs	477	1,437	—
Abandoned development costs	153	1,447	—
Impairment charge (2)	—	420	900
Depreciation and amortization	26,912	19,914	14,242
	60,129	48,866	33,426
Operating income	25,553	6,070	5,421
Gain on early extinguishment of debt	13,820	—	—
Interest expense	(11,602)	(14,760)	(10,456)
Net income (loss)	$27,771	$(8,690)	$(5,035)
The Company and Operating Partnership's share of:
Net income (loss)	$11,040	$(3,295)	$(1,565)
Depreciation and asset impairments (real estate related) (2)	12,419	8,245	5,475

(1)
Note that revenues for the year ended December 31, 2013 include approximately $9.5 million of other income from the settlement of a lawsuit at Deer Park prior to our acquisition of an additional one-third interest in and the consolidation of the property.

(2)
The years ended December 31, 2012 and 2011, respectively, includes impairment charges recorded at the Deer Park Warehouse joint venture entity, of which our share is one-third based on our 33.3% ownership percentage. There has been no significant amount of income or expense associated with the activities of this entity in any of the years presented. The assets related to the venture were sold in March 2013.

6.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Deferred lease costs	$60,657	$56,327
Intangible assets:
Above market leases	49,584	31,735
Lease in place value	102,085	75,910
Tenant relationships	62,438	37,360
Other intangibles	45,534	44,139
	320,298	245,471
Accumulated amortization	(156,717)	(138,056)
Deferred lease costs and other intangibles, net	$163,581	$107,415

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2013 and 2012 were $15.7 million and $6.4 million, respectively

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2013, 2012 and 2011 was $19.8 million, $24.1 million and $17.0 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2013, 2012 and 2011 was $(686,000), $803,000 and $697,000, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/below market leases, net	Deferred lease costs and other intangibles
2014	$2,157	$14,109
2015	2,466	12,136
2016	2,101	10,578
2017	2,133	8,680
2018	1,970	7,612
Total	$10,827	$53,115

Deferred debt origination costs, net as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Deferred debt origination costs	$20,112	$16,110
Accumulated amortization	(9,294)	(7,027)
Deferred debt origination costs, net	$10,818	$9,083

Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $2.3 million and $2.1 million, respectively.

7.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of December 31, 2013 and December 31, 2012, the Operating Partnership had amounts outstanding on these lines totaling $16.2 million and $178.3 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan in the amount of $250.0 million as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011.

8.    Debt of the Operating Partnership

Debt as of December 31, 2013 and 2012 consists of the following (in thousands):

			As of		As of
			December 31, 2013		December 31, 2012
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(211)	$250,000	$(317)
Senior notes	6.125%	June 2020	300,000	(1,469)	300,000	(1,650)
Senior notes	3.875%	December 2023	250,000	(4,072)	—	—

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	48,535	4,091	52,212	4,495
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,478)	—	—
Hershey (1)	5.17%-8.00%	August 2015	29,970	993	30,631	1,582
Ocean City (1)	5.24%	January 2016	18,193	193	18,540	285
Note payable (1)	1.50%	June 2016	10,000	(396)	10,000	(547)
Unsecured term loan (2)	LIBOR + 1.60%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	—	—
Unsecured lines of credit	LIBOR + 1.00%	October 2017	16,200	—	178,306	—
			$1,330,398	$(2,349)	$1,089,689	$3,848

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	This unsecured term loan is pre-payable without penalty beginning in February of 2015.

Certain of our properties, which had a net book value of approximately $566.7 million at December 31, 2013, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2013 we were in compliance with all of our debt covenants.

2013 Transactions

Assumption of $150.0 Mortgage and Entrance into Derivatives

in August 2013, as part of the acquisition of a controlling ownership interest in Deer Park, we assumed an $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018.

Extension of Unsecured Lines of Credit

In October 2013, we closed on amendments to our unsecured lines of credit, extending the maturity, and reducing the overall borrowing costs. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend the maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00% based on our current credit rating. Loan origination costs associated with the amendments totaled approximately $1.5 million.

$250.0 Million Unsecured Senior Notes

In November 2013, we announced that Tanger Properties Limited Partnership, completed a public offering of $250.0 million in senior notes due 2023 in an underwritten public offering. The notes were priced at 98.360% of the principal amount to yield 4.076% to maturity. The notes will pay interest semi-annually at a rate of 3.875% per annum and mature on December 1, 2023. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

2012 Transactions
In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our current credit ratings, the loan has an interest rate of LIBOR + 1.60%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.
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

Assumption of Mortgages Payable

In association with the acquisitions during the third and fourth quarters of 2011 described in Note 3, the Operating Partnership assumed mortgage debt in the amount of $112.7 million, including total fair value premiums of $7.1 million.

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2013 are as follows (in thousands):

Calendar Year	Amount
2014	$3,603
2015	282,343
2016	30,283
2017	26,708
2018	153,183
Thereafter	834,278
Subtotal	1,330,398
Net discount	(2,349)
Total	$1,328,049

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2013 (in thousands):

Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	Fair Value 2013
Assets:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$455
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	440
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	487
Total		$150,000			$1,382

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

				Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassification from	Reclassified from
	Recognized in OCI on			Accumulated OCI into	Accumulated OCI into
	Derivative			Income	Income
	(Effective Portion)			(Effective Portion)	(Effective Portion)
	December 31,				December 31,
	2013	2012	2011		2013	2012	2011
Interest Rate Swaps	$1,382	$—	$—		$—	$—	$—
Treasury Rate Lock	—	—	—	Interest Expense	371	351	331

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. The unamortized balance of the settled agreements as of December 31, 2013 and 2012 was approximately $741,000 and $1.1 million, respectively. As of December 31, 2013, we expect approximately $395,000 of deferred gains on derivative instruments in accumulated other comprehensive income to be reclassified into earnings during the next twelve months.

10.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2013:
Assets:
Interest rate swaps (prepaids and other assets)	$1,382	$—	$1,382	$—
Total assets	$1,382	$—	$1,382	$—

As of December 31, 2012 our financial statements did not contain any assets or liabilities measured at fair value within the fair value hierarchy.

The estimated fair value of our debt, consisting of senior unsecured notes, mortgages unsecured term loans and unsecured lines of credit, at December 31, 2013 and 2012 was $1.4 billion and $1.2 billion, respectively, and its recorded value was $1.3 billion and $1.1 billion, respectively. Fair values were determined, based on level 2 inputs, using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

11.    Shareholders' Equity of the Company

2013 Transactions

For the year ended December 31, 2013, Non-Company LPs exchanged a total of 67,428 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,145,012 Class A common limited partnership. Each Class A common limited partnership units is exchangeable for one common share of the Company.

2012 Transactions

For the year ended December 31, 2012, Non-Company LPs exchanged a total of 6,730,208 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company.

2011 Transactions
Common Share Offering

On July 6, 2011, the Company completed a public offering of 4.6 million common shares at a price of $25.662 per share. The net proceeds to the Company from the offering, after deducting estimated offering expenses, were approximately $117.4 million. Net proceeds from the offering were contributed to the Operating Partnership in exchange for 52,000 common general partnership units and 4,548,000 Class B common limited partnership units. Class B common limited partnership units, which are held by Tanger LP Trust, a wholly owned subsidiary of the Company, are not exchangeable for common shares of the Company. The Operating Partnership used the net proceeds from the offering to repay borrowings under its unsecured lines of credit and for general corporate purposes.

Redemption of Senior Exchangeable Notes
As discussed in Note 8, 136,360 common shares of the Company were issued in connection with the exchange of senior exchangeable notes during 2011.
Exchange of Operating Partnership Units for Company Common Shares
On August 17, 2011, 641,328 Class A common limited partnership units were exchanged for an equal number of common shares of the Company.

12.    Partners' Equity of the Operating Partnership

In August 2013, the Operating Partnership's operating agreement was amended to, among other things, effect a four-for-one split of the outstanding partnership units. After the effect of the split, each Class A common limited partnership unit held by Non-Company LPs may be exchanged for one common share of the Company. Prior to the split, each unit held by the Non-Company LPs was exchangeable for four common shares of the Company. All references to the number of units outstanding and per unit amounts reflect the effect of the split for all periods presented.

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the issuance of restricted share awards or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP trust, a wholly owned subsidiary of the Company.

Also, in August 2013 as disclosed in Note 3, the Operating Partnership issued 450,576 Class A common limited partnership units as partial consideration for the acquisition of an additional one-third interest in Deer Park.

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2013, 2012 and 2011:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2010	948,000	12,133,220	80,048,068	92,181,288
Units issued in exchange for proceeds from the Company's common share offering	52,000	—	4,548,000	4,548,000
Exchange of Class A limited partnership units	—	(641,328)	641,328	—
Grant of restricted units	—	—	317,400	317,400
Units issued upon redemption of senior exchangeable notes	—	—	136,360	136,360
Units issued upon exercise of options	—	—	36,500	36,500
Balance December 31, 2011	1,000,000	11,491,892	85,727,656	97,219,548
Exchange of Class A limited partnership units	—	(6,730,028)	6,730,028	—
Grant of restricted units	—	—	566,000	566,000
Units issued upon exercise of options	—	—	37,700	37,700
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Grant of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697

13.    Noncontrolling Interests

Noncontrolling interests in the Operating Partnership relate to the interests in the Operating Partnership owned by Non-Company LPs as discussed in Note 2. The noncontrolling interests in other consolidated partnerships consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties.

As discussed in Note 11, Non-Company LPs exchanged during 2013 a total of 67,428 Class A common limited partnership units for an equal number of common shares of the Company and during 2012 exchanged 6,730,028 Class A common limited partnership units for an equal number of common shares of the Company. Therefore, the Company recorded an increase to additional paid-in capital of $11.1 million during 2013 and $34.9 million in 2012 to reflect the transfer of ownership interests from a noncontrolling unit holder to a shareholder of the Company's common shares. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows:

	2013	2012
Net income attributable to Tanger Factory Outlet Centers, Inc.	$107,557	$53,228
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	11,130	34,910
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$118,687	$88,138
(1) In 2013 and 2012, adjustments of the noncontrolling interest were made as a result of increases in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon exercise of options, share-based compensation and the issuance of common shares upon exchange of Class A common limited partnership units.

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
NUMERATOR
Income from continuing operations attributable to Tanger Factory Outlet Centers, Inc.	$107,557	$53,228	$44,641
Less allocation of earnings to participating securities	(1,126)	(784)	(684)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$106,431	$52,444	$43,957
DENOMINATOR
Basic weighted average common shares	93,311	91,733	83,000
Effect of notional units	849	846	965
Effect of exchangeable notes	—	—	93
Effect of outstanding options and certain restricted shares	87	82	71
Diluted weighted average common shares	94,247	92,661	84,129

Basic earnings per common share:
Net income	$1.14	$0.57	$0.53

Diluted earnings per common share:
Net income	$1.13	$0.57	$0.52

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

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the year ended December 31, 2013, no options were excluded from the computation, and for the years ended December 31, 2012 and 2011, 17,600, and 183,500 options were excluded from the computation, respectively. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of these unvested restricted common share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards based on dividends declared and the unvested restricted common shares' participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit amounts). Note that all per unit amounts reflect a four-for-one split of the Operating Partnership's units in August 2013:

	2013	2012	2011
NUMERATOR
Income from continuing operations available to partners of the Operating Partnership	$113,200	$56,495	$50,997
Allocation of earnings to participating securities	(1,129)	(784)	(684)
Net income available to common unitholders of the Operating Partnership	$112,071	$55,711	$50,313
DENOMINATOR
Basic weighted average common units	98,193	97,677	94,892
Effect of notional units	849	846	965
Effect of exchangeable notes	—	—	93
Effect of outstanding options and certain restricted units	87	82	71
Diluted weighted average common units	99,129	98,605	96,021

Basic earnings per common unit:
Net income	$1.14	$0.57	$0.53

Diluted earnings per common unit:
Net income	$1.13	$0.57	$0.52

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

When the Company issues common shares upon the exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding Class B common limited partnership unit to Tanger LP Trust, a wholly owned subsidiary of the Company, for each Company common share issued.

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

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the year ended December 31, 2013, no options were excluded from the computation, and for the years ended December 31, 2012 and 2011, 17,600 and 183,500 options were excluded from the computation, respectively.

Certain of the Company's unvested restricted common share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the corresponding unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units' participation rights in undistributed earnings. Unvested restricted common units that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per unit computation if the effect is dilutive, using the treasury stock method.

16.    Equity-Based Compensation

We have a shareholder approved equity-based compensation plan, the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (the "Plan"), which covers our independent directors, officers and our employees. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We may issue up to 15.4 million common shares under the Plan. Through December 31, 2013, we had granted 7,332,760 options, net of options forfeited, and 3,678,193 restricted common share awards, net of restricted common shares forfeited, and notional units which may result in the issuance of a maximum of 1,248,919 common shares. Shares remaining available for future issuance totaled 3,140,128 common shares. The amount and terms of the awards granted under the Plan were determined by the Share and Unit Option Committee of the Board of Directors.

In February 2013, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2013 Outperformance Plan (the “2013 OPP"). The 2013 OPP provides for the grant of performance shares under the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc.

The 2013 OPP is a long-term incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 315,150 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2013 through December 31, 2015. The maximum number of shares will be earned under this plan if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the three-year measurement period and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period. The maximum value of the awards that could be earned on December 31, 2015, if the Company achieves or exceeds the 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period, will equal approximately $13.3 million.

Any shares earned on December 31, 2015 are also subject to a time based vesting schedule, with 50% of the shares vesting on January 4, 2016 and the remaining 50% vesting on January 3, 2017, contingent upon continued employment with the Company through the vesting dates.

With respect to 70% of the performance shares (or 220,605 shares), 33.33% of this portion of the award (or 73,535 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award (or 147,070 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 30%, and 100% of this portion of the award (or 220,605 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 30% of the performance shares (or 94,545 shares), 33.33% of this portion of the award (or 31,515 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award (or 63,030 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100% of this portion of the award (or 94,545 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group will be based on the SNL Equity REIT index.

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

During 2013, 2012 and 2011, the Board of Directors approved the grant of 349,373, 346,000 and 329,000 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over a five year period. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.
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

Also, during the first quarter of 2010, the Company's Compensation Committee Approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 392,000 notional units, net of notional units forfeited, to award recipients as a group, which would convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciated above a minimum level over a four year performance period ending December 31, 2013, not to exceed a total value of approximately $32.2 million. Based on the Company's performance over the four year measurement period, we issued 933,769 restricted common shares in January 2014 which will vest on December 31, 2014 contingent on continued employment through the vesting date. In accordance with the plan, on December 31, 2013, we accrued approximately $3.8 million which represented cumulative dividends that would have been paid to the award recipients had the number of earned common shares been issued at the beginning of the performance period. The amount accrued was paid in January 2014.

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively, as follows (in thousands):

	2013	2012	2011
Restricted common shares	$8,354	$8,497	$5,227
Notional unit performance awards	2,847	1,970	1,885
Options	175	209	179
Total share based compensation	$11,376	$10,676	$7,291
(1) For the year ended December 31, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant related to the Employment Agreement described above.

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2013, 2012 and 2011 was $367,000, $368,000 and $234,000, respectively.

Options outstanding at December 31, 2013 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$9.71	9,200	$9.71	0.32	9,200	$9.71
11.81	12,000	11.81	0.84	12,000	11.81
26.06	145,100	26.06	7.10	48,200	26.06
	166,300	$24.13	6.28	69,400	$21.43

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2013 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2012	215,800	$22.16
Granted	—	—
Exercised	(44,500)	14.37
Forfeited	(5,000)	26.06
Outstanding as of December 31, 2013	166,300	$24.13	6.28	$1,334

Vested and Expected to Vest as of
December 31, 2013	140,020	$23.76	6.11	$1,174

Exercisable as of December 31, 2013	69,400	$21.43	5.05	$744

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $905,000, $716,000 and $652,000, respectively.

The following table summarizes information related to unvested restricted common shares outstanding as of December 31, 2013:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2012	1,047,993	$24.39
Granted	349,373	31.01
Vested	(327,400)	23.26
Forfeited	(12,000)	25.61
Unvested at December 31, 2013	1,057,966	$26.91

The total value of restricted common shares vested during the years ended 2013, 2012 and 2011 was $10.9 million, $10.6 million and $7.1 million, respectively.

As of December 31, 2013, there was $27.6 million of total unrecognized compensation cost related to unvested common share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

17. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the year ended December 31, 2013, 2012, and 2011 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2010	$—	$1,784	$1,784	$—	$37	$37
Amortization of our portion of our unconsolidated joint ventures' cash flow hedges	—	40	40	—	6	6
Amortization of cash flow hedges	—	(289)	(289)	—	(42)	(42)
Balance December 31, 2011	—	1,535	1,535	—	1	1
Amortization of cash flow hedges	—	(330)	(330)	—	(21)	(21)
Unrealized gains/(losses) on foreign currency translation adjustments	(5)	—	(5)	—	—	—
Balance December 31, 2012	(5)	1,205	1,200	—	(20)	(20)
Amortization of cash flow hedges	—	(353)	(353)	—	(18)	(18)
Unrealized gains/(losses) on foreign currency translation adjustments	(4,708)	—	(4,708)	(260)	—	(260)
Change in fair value of cash flow hedges	—	1,310	1,310	—	72	72
Realized loss on foreign currency	123	—	123	6	—	6
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$34	$(220)
The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2013, 2012, and 2011, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2013	2012	2011
Amortization of cash flow hedges	$(353)	$(330)	$(289)	Interest expense
Realized loss on foreign currency	123	—	—	Interest expense

18. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the year ended December 31, 2013, 2012, and 2011 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$—	$1,748	$1,748
Amortization of our portion of our unconsolidated joint ventures' cash flow hedges	—	46	46
Amortization of cash flow hedges	—	(331)	(331)
Balance December 31, 2011	—	1,463	1,463
Amortization of cash flow hedges	—	(351)	(351)
Unrealized gains/(losses) on foreign currency translation adjustments	(5)	—	(5)
Balance December 31, 2012	(5)	1,112	1,107
Amortization of cash flow hedges	—	(371)	(371)
Unrealized gains/(losses) on foreign currency translation adjustments	(4,968)	—	(4,968)
Change in fair value of cash flow hedges	—	1,382	1,382
Realized loss on foreign currency	129	—	129
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2013, 2012, and 2011 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2013	2012	2011
Amortization of cash flow hedges	$(371)	$(351)	$(331)	Interest expense
Realized loss on foreign currency	129	—	—	Interest expense

19.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Advertising and promotion	$24,035	$23,051	$21,880
Common area maintenance	57,693	53,179	48,333
Real estate taxes	21,976	19,842	16,710
Other operating expenses	17,342	15,088	13,323
	$121,046	$111,160	$100,246

20.    Lease Agreements

We are the lessor to over 2,400 stores in our 37 consolidated outlet centers, under operating leases with initial terms that expire from 2014 to 2032. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2013, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2014	$237,215
2015	217,055
2016	188,601
2017	158,404
2018	123,830
Thereafter	331,274
$1,256,379

21.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2014 to 2101. Annual rental payments for these leases totaled approximately $5.8 million, $5.8 million and $6.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2014	$5,602
2015	5,234
2016	5,015
2017	4,875
2018	4,850
Thereafter	280,983
$306,559

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $85.8 million at December 31, 2013. Commitments for construction represent only those costs contractually required to be paid by us. Our portion of contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $46.6 million at December 31, 2013.

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

22.    Subsequent Events

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet. In January 2014 we purchased the land on which the center being developed for $12.9 million and contributed it to the joint venture in February 2014. As of the date of this filing our equity contributions totaled $17.1 million and our partner's equity contribution totaled $7.4 million. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport.

23.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2013 and 2012 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
Total revenues	$88,689	$91,015	$97,903	$107,402
Operating income	28,515	29,856	33,531	35,993
Net income	16,229	17,776	56,180	23,136
Income attributable to Tanger Factory Outlet Centers, Inc.	15,439	16,888	53,294	21,936
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	15,245	16,657	52,685	21,706

Basic earnings per share available to common shareholders
Net income	$0.16	$0.18	$0.56	$0.23

Diluted earnings per share available to common shareholders
Net income	$0.16	$0.18	$0.56	$0.23
(1) Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.
(2) For the third quarter, net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

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

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2013 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2012 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$52,626	$—	$125,988	$—	$2,669	$—	$128,657	$128,657	$11,775	2011 (3)	(2)
Barstow	Barstow, CA	—	3,281	12,533	—	21,447	3,281	33,980	37,261	17,598	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	5,245	1,963	14,669	16,632	7,696	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	14,614	4,803	39,654	44,457	24,891	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	8,641	10,353	57,518	67,871	18,936	2006	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	30,378	1,969	44,424	46,393	26,098	1995	(2)
Deer Park	Deer Park, NY	148,522	82,413	173,044	—	—	82,413	173,044	255,457	2,426	2013 (3)	(2)
Foley	Foley, AL	—	4,400	82,410	693	40,845	5,093	123,255	128,348	38,757	2003 (3)	(2)
Foxwoods	Mashantucket, CT	—	—	9,371	—	—	—	9,371	9,371	—	(4)	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	35,402	679	51,297	51,976	23,750	1992	(2)
Hershey	Hershey, PA	30,963	3,673	48,186	—	2,048	3,673	50,234	53,907	4,871	2011(3)	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	31,180	4,753	31,180	35,933	5,215	2011	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	8,098	5,128	28,766	33,894	10,465	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	11,029	2,250	46,279	48,529	16,856	2002 (3)	(2)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	5,866	2,752	117,142	119,894	10,110	2011(3)	(2)
Kittery I	Kittery, ME	—	1,242	2,961	229	2,311	1,471	5,272	6,743	4,373	1986	(2)
Kittery II	Kittery, ME	—	1,451	1,835	—	874	1,451	2,709	4,160	2,275	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	17,324	3,691	37,231	40,922	23,361	1994 (3)	(2)
Lincoln City	Lincoln City, OR	—	6,268	28,663	267	9,862	6,535	38,525	45,060	13,937	2003 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	26,747	2,558	38,548	41,106	20,854	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	658	8,821	54,020	62,841	10,506	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	5,392	—	86,125	86,125	17,531	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	36,083	10,236	93,177	103,413	28,049	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	5,139	1,853	11,818	13,671	6,710	1997 (3)	(2)
Ocean City	Ocean City, MD	18,386	—	16,334	—	7,216	—	23,550	23,550	2,617	2011(3)	(2)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2013 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2012 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	18,013	7,243	51,610	58,853	17,337	2003 (3)	(2)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	10,516	5,531	101,804	107,335	29,859	2008	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	28,248	22,475	102,457	124,932	32,848	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	87,631	6,152	124,005	130,157	70,559	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	47,261	1,817	56,701	58,518	33,721	1993	(2)
Sanibel	Sanibel, FL	—	4,916	23,196	—	12,386	4,916	35,582	40,498	18,375	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	42,911	—	61,406	61,406	28,456	1997 (3)	(2)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	8,812	523	22,244	22,767	16,284	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	9,227	1,829	34,065	35,894	12,332	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	4,350	1,643	19,778	21,421	7,171	2003 (3)	(2)
West Branch	West Branch, MI	—	319	3,428	120	9,262	439	12,690	13,129	8,629	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	5,894	10,497	32,885	43,382	11,643	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	718	16,951	1,424	23,732	25,156	17,760	1991	(2)
		$250,497	$214,591	$1,388,874	$15,824	$630,530	$230,415	$2,019,404	$2,249,819	$654,631

(1)	Aggregate cost for federal income tax purposes is approximately $2.0 billion.

(2)	We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(3)	Represents year acquired.

(4)	Under construction.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2013
(in thousands)

The changes in total real estate for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balance, beginning of year	$1,947,352	$1,916,045	$1,576,214
Acquisitions	255,107	—	304,572
Improvements	50,283	34,633	42,161
Dispositions and assets held for sale	(2,923)	(3,326)	(6,902)
Balance, end of year	$2,249,819	$1,947,352	$1,916,045

The changes in accumulated depreciation for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balance, beginning of year	$582,859	$512,485	$453,145
Depreciation for the period	74,695	73,700	66,242
Dispositions and assets held for sale	(2,923)	(3,326)	(6,902)
Balance, end of year	$654,631	$582,859	$512,485