Form 10-Q
period 2014-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2014-05-08
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, there were 95,845,714 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,845,714 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,123,512 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,013,520	2,009,971
Construction in progress	20,848	9,433
	2,264,783	2,249,819
Accumulated depreciation	(671,807)	(654,631)
Total rental property, net	1,592,976	1,595,188
Cash and cash equivalents	16,906	15,241
Investments in unconsolidated joint ventures	171,040	140,214
Deferred lease costs and other intangibles, net	157,627	163,581
Deferred debt origination costs, net	10,276	10,818
Prepaids and other assets	81,068	81,414
Total assets	$2,029,893	$2,006,456
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,593 and $5,752, respectively)	$794,407	$794,248
Unsecured term loans (net of discount of $359 and $396, respectively)	267,141	267,104
Mortgages payable (including premiums of $3,611 and $3,799, respectively)	249,418	250,497
Unsecured lines of credit	46,900	16,200
Total debt	1,357,866	1,328,049
Construction trade payables	13,471	9,776
Accounts payable and accrued expenses	46,401	49,686
Deferred financing obligation	28,388	28,388
Other liabilities	31,942	32,962
Total liabilities	1,478,068	1,448,861
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,845,714 and 94,505,685 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	958	945
Paid in capital	793,059	788,984
Accumulated distributions in excess of net income	(272,085)	(265,242)
Accumulated other comprehensive income	(5,515)	(2,428)
Equity attributable to Tanger Factory Outlet Centers, Inc.	516,417	522,259
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	27,606	28,432
Noncontrolling interests in other consolidated partnerships	7,802	6,904
Total equity	551,825	557,595
Total liabilities and equity	$2,029,893	$2,006,456

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Base rentals	$66,976	$59,244
Percentage rentals	2,083	2,017
Expense reimbursements	31,542	25,306
Other income	2,241	2,122
Total revenues	102,842	88,689
Expenses
Property operating	36,027	28,135
General and administrative	10,722	9,572
Acquisition costs	7	179
Abandoned pre-development costs	1,596	—
Depreciation and amortization	26,063	22,288
Total expenses	74,415	60,174
Operating income	28,427	28,515
Interest expense	(14,920)	(12,876)
Income before equity in earnings of unconsolidated joint ventures	13,507	15,639
Equity in earnings of unconsolidated joint ventures	1,933	590
Net income	15,440	16,229
Noncontrolling interests in Operating Partnership	(803)	(789)
Noncontrolling interests in other consolidated partnerships	(21)	(1)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$14,616	$15,439

Basic earnings per common share
Net income	$0.15	$0.16
Diluted earnings per common share
Net income	$0.15	$0.16

Dividends paid per common share	$0.225	$0.210
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$15,440	$16,229
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(96)	(90)
Foreign currency translation adjustments	(2,840)	68
Change in fair value of cash flow hedges	(320)	—
Other comprehensive loss	(3,256)	(22)
Comprehensive income	12,184	16,207
Comprehensive income attributable to noncontrolling interests	(655)	(789)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$11,529	$15,418
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	107,557	—	107,557	5,643	121	113,321
Other comprehensive loss	—	—	—	(3,628)	(3,628)	(200)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	—	11,743	—	—	11,743
Issuance of 44,500 common shares upon exercise of options	—	635	—	—	635	—	—	635
Issuance of 450,676 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Grant of 332,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,130	—	—	11,130	(11,130)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(576)	—	—	(576)	—	576	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.885 per share)	—	—	(87,211)	—	(87,211)	—	—	(87,211)
Distributions to noncontrolling interests	—	—	—	—	—	(4,294)	(102)	(4,396)
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited) (Continued)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	14,616	—	14,616	803	21	15,440
Other comprehensive loss	—	—	—	(3,087)	(3,087)	(169)	—	(3,256)
Compensation under Incentive Award Plan	—	3,525	—	—	3,525	—	—	3,525
Issuance of 15,800 common shares upon exercise of options	—	261	—	—	261	—	—	261
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	302	—	—	302	(302)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	903	903
Common dividends ($.225 per share)	—	—	(21,459)	—	(21,459)	—	—	(21,459)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(1,158)	(26)	(1,184)
Balance, March 31, 2014	$958	$793,059	$(272,085)	$(5,515)	$516,417	$27,606	$7,802	$551,825

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$15,440	$16,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,063	22,288
Amortization of deferred financing costs	553	603
Abandoned pre-development costs	1,596	—
Equity in earnings of unconsolidated joint ventures	(1,933)	(590)
Distributions of cumulative earnings from unconsolidated joint ventures	1,363	293
Share-based compensation expense	3,366	2,460
Amortization of debt (premiums) and discounts, net	(89)	(259)
Net amortization (accretion) of market rent rate adjustments	669	(27)
Straight-line rent adjustments	(1,838)	(1,088)
Changes in other assets and liabilities:
Other assets	587	(1,313)
Accounts payable and accrued expenses	(3,275)	(3,281)
Net cash provided by operating activities	42,502	35,315
INVESTING ACTIVITIES
Additions to rental property	(13,269)	(8,495)
Additions to investments in unconsolidated joint ventures	(33,679)	(9,751)
Additions to non-real estate assets	(705)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,320	1,221
Additions to deferred lease costs	(1,874)	(648)
Net cash used in investing activities	(48,207)	(17,673)
FINANCING ACTIVITIES
Cash dividends paid	(21,459)	(19,731)
Distributions to noncontrolling interests in Operating Partnership	(1,158)	(1,000)
Proceeds from debt issuances	133,100	80,246
Repayments of debt	(103,291)	(84,313)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in other consolidated partnerships	(26)	—
Additions to deferred financing costs	(43)	(56)
Proceeds from exercise of options	261	117
Net cash provided by (used in) financing activities	7,384	(25,262)
Effect of foreign currency rate changes on cash and cash equivalents	(14)	(24)
Net increase (decrease) in cash and cash equivalents	1,665	(7,644)
Cash and cash equivalents, beginning of period	15,241	10,335
Cash and cash equivalents, end of period	$16,906	$2,691
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,013,520	2,009,971
Construction in progress	20,848	9,433
	2,264,783	2,249,819
Accumulated depreciation	(671,807)	(654,631)
Total rental property, net	1,592,976	1,595,188
Cash and cash equivalents	16,847	14,984
Investments in unconsolidated joint ventures	171,040	140,214
Deferred lease costs and other intangibles, net	157,627	163,581
Deferred debt origination costs, net	10,276	10,818
Prepaids and other assets	80,566	81,165
Total assets	$2,029,332	$2,005,950
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,593 and $5,752, respectively)	$794,407	$794,248
Unsecured term loans (net of discount of $359 and $396, respectively)	267,141	267,104
Mortgages payable (including premiums of $3,611 and $3,799, respectively)	249,418	250,497
Unsecured lines of credit	46,900	16,200
Total debt	1,357,866	1,328,049
Construction trade payables	13,471	9,776
Accounts payable and accrued expenses	45,840	49,180
Deferred financing obligation	28,388	28,388
Other liabilities	31,942	32,962
Total liabilities	1,477,507	1,448,355
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at March 31, 2014 and December 31, 2013	4,919	4,988
Limited partners, 5,123,512 and 5,145,012 Class A units and 94,845,714 and 93,505,685 Class B units outstanding at March 31,2014 and December 31, 2013, respectively	545,081	548,424
Accumulated other comprehensive income	(5,977)	(2,721)
Total partners' equity	544,023	550,691
Noncontrolling interests in consolidated partnerships	7,802	6,904
Total equity	551,825	557,595
Total liabilities and equity	$2,029,332	$2,005,950
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Base rentals	$66,976	$59,244
Percentage rentals	2,083	2,017
Expense reimbursements	31,542	25,306
Other income	2,241	2,122
Total revenues	102,842	88,689
Expenses
Property operating	36,027	28,135
General and administrative	10,722	9,572
Acquisition costs	7	179
Abandoned pre-development costs	1,596	—
Depreciation and amortization	26,063	22,288
Total expenses	74,415	60,174
Operating income	28,427	28,515
Interest expense	(14,920)	(12,876)
Income before equity in earnings of unconsolidated joint ventures	13,507	15,639
Equity in earnings of unconsolidated joint ventures	1,933	590
Net income	15,440	16,229
Noncontrolling interests in consolidated partnerships	(21)	(1)
Net income available to partners	15,419	16,228
Net income available to limited partners	15,263	16,062
Net income available to general partner	$156	$166

Basic earnings per common unit:
Net income	$0.15	$0.16
Diluted earnings per common unit:
Net income	$0.15	$0.16

Distribution paid per common unit	$0.225	$0.210
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$15,440	$16,229
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(96)	(90)
Foreign currency translation adjustments	(2,840)	68
Changes in fair value of cash flow hedges	(320)	—
Other comprehensive loss	(3,256)	(22)
Comprehensive income	12,184	16,207
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(21)	1
Comprehensive income attributable to the Operating Partnership	$12,163	$16,208
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	1,153	112,047	—	113,200	121	113,321
Other comprehensive loss	—	—	(3,828)	(3,828)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	11,743	—	11,743
Issuance of 44,500 common units upon exercise of options	—	635	—	635	—	635
Issuance of 450,676 limited partner units	—	13,981	—	13,981	—	13,981
Grant of 332,373 restricted units, net of forfeitures				—		—
Adjustments for noncontrolling interests in consolidated partnerships	—	(576)	—	(576)	576	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($.885 per common unit)	(885)	(90,620)	—	(91,505)	—	(91,505)
Distributions to noncontrolling interests in consolidated partnerships	—	—	—	—	(102)	(102)
Balance, December 31, 2013	4,988	548,424	(2,721)	550,691	6,904	557,595
Net income	156	15,263	—	15,419	21	15,440
Other comprehensive loss	—	—	(3,256)	(3,256)	—	(3,256)
Compensation under Incentive Award Plan	—	3,525	—	3,525	—	3,525
Issuance of 15,800 common units upon exercise of options	—	261	—	261	—	261
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	—	—	903	903
Common distributions ($.225 per common unit)	(225)	(22,392)	—	(22,617)	(26)	(22,643)
Balance, March 31, 2014	$4,919	$545,081	$(5,977)	$544,023	$7,802	$551,825

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$15,440	$16,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,063	22,288
Amortization of deferred financing costs	553	603
Abandoned pre-development costs	1,596	—
Equity in earnings of unconsolidated joint ventures	(1,933)	(590)
Distributions of cumulative earnings from unconsolidated joint ventures	1,363	293
Equity-based compensation expense	3,366	2,460
Amortization of debt (premiums) and discounts, net	(89)	(259)
Net amortization (accretion) of market rent rate adjustments	669	(27)
Straight-line rent adjustments	(1,838)	(1,088)
Changes in other assets and liabilities:
Other assets	840	(1,226)
Accounts payable and accrued expenses	(3,330)	(3,407)
Net cash provided by operating activities	42,700	35,276
INVESTING ACTIVITIES
Additions to rental property	(13,269)	(8,495)
Additions to investments in unconsolidated joint ventures	(33,679)	(9,751)
Additions to non-real estate assets	(705)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,320	1,221
Additions to deferred lease costs	(1,874)	(648)
Net cash used in investing activities	(48,207)	(17,673)
FINANCING ACTIVITIES
Cash distributions paid	(22,617)	(20,731)
Proceeds from debt issuances	133,100	80,246
Repayments of debt	(103,291)	(84,313)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in consolidated partnerships	(26)	—
Additions to deferred financing costs	(43)	(56)
Proceeds from exercise of options	261	117
Net cash provided by (used in) financing activities	7,384	(25,262)
Effect of foreign currency on cash and cash equivalents	(14)	(24)
Net increase (decrease) in cash and cash equivalents	1,863	(7,683)
Cash and cash equivalents, beginning of period	14,984	10,295
Cash and cash equivalents, end of period	$16,847	$2,612
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2014, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 7 outlet centers totaling approximately 1.7 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,845,714 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,123,512 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Westgate and Savannah joint ventures are Variable Interest Entities ("VIE") and all of our other joint ventures are not a VIE. Westgate and Savannah are each considered a VIE because the voting rights are disproportionate to the economic interests. Investments in real estate joint ventures in which we have a non-controlling ownership interest are accounted for using the equity method of accounting.

After making the determination that Westgate and Savannah are VIEs, we performed an assessment to determine if we would be considered the primary beneficiary and thus be required to consolidate the balance sheets and results of operations. This assessment was based upon whether we had the following:

a.	The power to direct the activities of the VIE that most significantly impact the entity's economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE

The operating, development, leasing, and management agreements of Westgate and Savannah provide that the activities that most significantly impact the economic performance of the ventures require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting. Our equity method investment in Westgate was approximately $15.8 million and in Savannah was approximately $20.8 million as of March 31, 2014 . We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Savannah.

"Noncontrolling interests in the Operating Partnership" reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on their respective ownership interest.

3. Acquisition of Rental Property

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

Following the acquisition, we and the remaining owner restructured certain aspects of our ownership of the property, whereby we receive substantially all of the economics generated by the property and have substantial control over the property's financial activities. Under the new structure, we serve as property manager and control the management, leasing, marketing and other operations of the property. In addition, we and the remaining owner have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. Due to the remaining owner's ability to require us to purchase their interest, we have recorded an obligation to redeem their interest at the redemption price as a deferred financing obligation in the other liabilities section of the consolidated balance sheet.

4. New Developments of Consolidated Outlet Centers

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the joint venture, which will be consolidated for financial reporting purposes. To date, we have contributed approximately $16.6 million to the project for construction and development activities. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

5. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of March 31, 2014 and December 31, 2013 aggregated $171.0 million and $140.2 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At March 31, 2014 and December 31, 2013, we were members of the following unconsolidated real estate joint ventures:

As of March 31, 2014
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$20.7	$—
Galveston/Houston	Texas City, TX	50.0%	352,705	7.2	65.0
National Harbor	Washington D.C. Metro Area	50.0%	338,786	17.3	60.9
RioCan Canada	Various	50.0%	432,448	86.7	17.1
Savannah (1)	Savannah, GA	50.0%	—	20.8	—
Westgate	Glendale, AZ	58.0%	331,739	15.8	43.6
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.4	24.3
Other			—	0.1	—
				$171.0	$210.9

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Tanger Share column, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors,including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

As of December 31, 2013
Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$11.6	$—
Galveston/Houston	Texas City, TX	50.0%	352,705	7.4	65.0
National Harbor	Washington D.C. Metro Area	50.0%	336,286	16.7	52.4
RioCan Canada	Various	50.0%	432,836	85.7	17.9
Westgate	Glendale, AZ	58.0%	331,739	16.1	43.1
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.5	24.3
Other			—	0.2	—
				$140.2	$202.7

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

Fees we received for various services provided to our unconsolidated joint ventures were recognized as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Fee:
Development and leasing	$8	$69
Loan guarantee	40	40
Management	409	496
Marketing	109	110
Total Fees	$566	$715

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.3 million and $1.6 million as of March 31, 2014 and December 31, 2013) are amortized over the various useful lives of the related assets.

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

As of March 31, 2014, we and our partner had each contributed approximately $20.3 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

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

In March of 2013, the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for an expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014, will add approximately 153,000 square feet and approximately 35 new brand name and designer outlet stores to the center.

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 303,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014. As of March 31, 2014, we and our co-owner had each contributed $17.2 million in cash to fund development activities on these two projects.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of March 31, 2014, our equity contributions totaled $20.9 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2014	December 31, 2013
Assets
Land	$65,242	$66,020
Buildings, improvements and fixtures	325,115	327,972
Construction in progress, including land	147,099	86,880
	537,456	480,872
Accumulated depreciation	(33,487)	(29,523)
Total rental property, net	503,969	451,349
Cash and cash equivalents	22,678	22,704
Deferred lease costs, net	21,839	19,281
Deferred debt origination costs, net	1,834	1,737
Prepaids and other assets	9,898	9,107
Total assets	$560,218	$504,178
Liabilities and Owners' Equity
Mortgages payable	$210,932	$202,688
Construction trade payables	20,295	19,370
Accounts payable and other liabilities	10,221	8,540
Total liabilities	241,448	230,598
Owners' equity	318,770	273,580
Total liabilities and owners' equity	$560,218	$504,178

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2014	2013
Revenues	$16,755	$21,395
Expenses
Property operating	6,646	8,803
General and administrative	129	485
Acquisition costs	—	421
Depreciation and amortization	4,974	7,384
Total expenses	11,749	17,093
Operating income	5,006	4,302
Interest expense	(1,226)	(4,052)
Net income	$3,780	$250

The Company and Operating Partnership's share of:
Net income	$1,933	$590
Depreciation and impairment charge (real estate related)	$2,605	$3,173

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of March 31, 2014 and December 31, 2013, the Operating Partnership had amounts outstanding on these lines totaling $46.9 million and $16.2 million and, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011. As of March 31, 2014, the amounts outstanding on the term loan and mortgage were $250.0 million and $18.3 million, respectively.

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2014		December 31, 2013
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(184)	$250,000	$(211)
Senior notes	6.125%	June 2020	300,000	(1,421)	300,000	(1,469)
Senior notes	3.875%	December 2023	250,000	(3,988)	250,000	(4,072)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	47,914	3,992	48,535	4,091
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,398)	150,000	(1,478)
Hershey (1)	5.17%-8.00%	August 2015	29,793	847	29,970	993
Ocean City (1)	5.24%	January 2016	18,100	170	18,193	193
Note payable (1)	1.50%	June 2016	10,000	(359)	10,000	(396)
Unsecured term loan (2)	LIBOR + 1.60%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	November 2015	46,900	—	16,200	—
			$1,360,207	$(2,341)	$1,330,398	$(2,349)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	This unsecured term loan is pre-payable without penalty beginning in February of 2015.

Certain of our properties, which had a net book value of approximately $545.0 million at March 31, 2014 and $566.7 million at December 31, 2013, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2014, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2014 are as follows (in thousands):

Calendar Year	Amount
2014	$2,712
2015	282,343
2016	30,283
2017	57,408
2018	153,183
Thereafter	834,278
Subtotal	1,360,207
Net premiums	(2,341)
Total	$1,357,866

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2014	December 31, 2013
Assets:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$336	$455
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	367	440
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	359	487
Total		$150,000			$1,062	$1,382

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three months ended March 31, 2014 and 2013, respectively (in thousands):

			Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassification from	Reclassified from
	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into
	Derivative		Income	Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	March 31,			March 31,
	2014	2013		2014	2013
Interest Rate Swaps	$(320)	$—		$—	$—
Treasury Rate Lock	—	—	Interest Expense	96	90

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. The unamortized balance of the settled agreements as of March 31, 2014 and December 31, 2013 was approximately $645,000 and $741,000, respectively. As of March 31, 2014, we expect approximately $400,000 of deferred gains on derivative instruments in accumulated other comprehensive income to be reclassified into earnings during the next twelve months.

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$1,062	$—	$1,062	$—
Total assets	$1,062	$—	$1,062	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2013:
Assets:
Interest rate swaps (prepaids and other assets)	$1,382	$—	$1,382	$—
Total assets	$1,382	$—	$1,382	$—

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at March 31, 2014 and December 31, 2013, was $1.4 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. Fair values were determined based on level 2 inputs using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

10. Shareholders' Equity of the Company

Throughout the first three months of 2014, Non-Company LPs exchanged a total of 21,500 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,123,512 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

11. Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2014 and for the year ended December 31, 2013:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Grant of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(21,500)	21,500	—
Grant of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	15,800	15,800
Balance March 31, 2014	1,000,000	5,123,512	94,845,714	99,969,226

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$14,616	$15,439
Less allocation of earnings to participating securities	(429)	(194)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$14,187	$15,245
Denominator
Basic weighted average common shares	93,580	93,132
Effect of notional units	—	805
Effect of outstanding options and certain restricted common shares	69	106
Diluted weighted average common shares	93,649	94,043
Basic earnings per common share:
Net income	$0.15	$0.16
Diluted earnings per common share:
Net income	$0.15	$0.16

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vest on December 31, 2014 and will be considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period.   For the three months ended March 31, 2014, 279,000 options were excluded from the computation and for the three months ended 2013 no options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts).

	Three months ended March 31,
	2014	2013
Numerator
Net income attributable to partners of the Operating Partnership	$15,419	$16,228
Less allocation of earnings to participating securities	(429)	(194)
Net income available to common unitholders of the Operating Partnership	$14,990	$16,034
Denominator
Basic weighted average common units	98,720	97,887
Effect of notional units	—	805
Effect of outstanding options and restricted common units	69	106
Diluted weighted average common units	98,789	98,798
Basic earnings per common unit:
Net income	$0.15	$0.16
Diluted earnings per common unit:
Net income	$0.15	$0.16

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vest on December 31, 2014 and will be considered participating securities through the vesting date.

When the Company issues common shares upon the exercise of options or issues restricted share awards, the Operating Partnership issues one corresponding Class B common limited partnership unit to Tanger LP Trust, a wholly owned subsidiary of the Company, for each Company common share issued.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2014, 279,000 units were excluded from the computation and for the three months ended March 31, 2013 no units were excluded from the computation.

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

14. Equity Based Compensation of the Company

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

During the first quarter of 2010, the Company's Compensation Committee Approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 392,000 notional units, net of notional units forfeited, to award recipients as a group, which would convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciated above a minimum level over a four year performance period ending December 31, 2013, not to exceed a total value of approximately $32.2 million. Based on the Company's performance over the four year measurement period, we issued 933,769 restricted common shares in January 2014 which will vest on December 31, 2014 contingent on continued employment through the vesting date. In accordance with the plan, on December 31, 2013, we paid approximately $3.8 million which represented cumulative dividends that would have been paid to the award recipients had the number of earned common shares been issued at the beginning of the performance period.

In February 2014, the Company's Board of Directors approved the grant of 282,500 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2014 is $32.02 which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 2.8%; expected life of 7 years; expected volatility of 32%; a risk-free rate of 2.46%; and forfeiture rates of 3.0% to 13.5% dependent upon the employee's position within the Company.

During February 2014, the Company's Board of Directors approved grants of 373,960 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $27.90 to $33.82 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For the grant to our chief executive officer, the grant has a provision that requires the chief executive officer to hold the shares for a minimum of three years following the vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

In February 2014, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2014 Outperformance Plan (the “2014 OPP"). The 2014 OPP provides for the grant of performance shares under the Amended and Restated Incentive Award Plan of Tanger Factory Outlet Centers, Inc. The 2014 OPP is a long-term incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 329,700 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2014 through December 31, 2016.

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Restricted common shares	$2,306	$1,889
Notional unit performance awards	946	528
Options	114	43
Total share-based compensation	$3,366	$2,460

Share-based compensation expense capitalized as a part of rental property and deferred lease costs for the three months ended March 31, 2014 and 2013 was $159,000 and $21,000, respectively.

15. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	(4,590)	2,162	(2,428)	(254)	(39)	(293)
Amortization of cash flow hedges	—	(91)	(91)	—	(5)	(5)
Unrealized loss on foreign currency translation adjustments	(2,692)	—	(2,692)	(148)	—	(148)
Change in fair value of cash flow hedges	—	(304)	(304)	—	(16)	(16)
Balance March 31, 2014	$(7,282)	$1,767	$(5,515)	$(402)	$(60)	$(462)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2013 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2012	(5)	1,205	1,200	—	(93)	(93)
Amortization of cash flow hedges	—	(86)	(86)	—	(4)	(4)
Unrealized loss on foreign currency translation adjustments	65	—	65	3	—	3
Balance March 31, 2013	$60	$1,119	$1,179	$3	$(97)	$(94)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three months ended March 31, 2014 and March 31, 2013, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in Statement of Operations
	Three months ended
	March 31,
	2014	2013
Amortization of cash flow hedges	$(91)	$(86)	Interest expense

16. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2014 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	(4,844)	2,123	(2,721)
Amortization of cash flow hedges	—	(96)	(96)
Unrealized loss on foreign currency translation adjustments	(2,840)	—	(2,840)
Change in fair value of cash flow hedges	—	(320)	(320)
Balance March 31, 2014	$(7,684)	$1,707	$(5,977)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2013 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	(5)	1,112	1,107
Amortization of cash flow hedges	—	(90)	(90)
Unrealized loss on foreign currency translation adjustments	68	—	68
Balance March 31, 2013	$63	$1,022	$1,085

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three months ended March 31, 2014 and March 31, 2013, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in Statement of Operations
	Three months ended
	March 31,
	2014	2013
Amortization of cash flow hedges	$(96)	$(90)	Interest expense

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of March 31, 2014 and 2013 amounted to $13.5 million and $7.7 million, respectively. Additionally, additions to rental property excludes $903,000 in equity contributions made by our noncontrolling interest partner related to pre-development costs at our Foxwoods outlet center, which is currently under development.

18. New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current U.S. GAAP, companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented.

The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2014 with the three months ended March 31, 2013. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors listed there through March 31, 2014.

General Overview

At March 31, 2014, we had 37 consolidated outlet centers in 24 states totaling 11.5 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2013 to March 31, 2014.

Center	Date Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Centers	States
As of January 1, 2013		10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013	40	—	—
Sevierville, TN	Third quarter 2013	19	—	—
Acquisition:
Deer Park, NY (1)	Third quarter 2013	742	1	—
Other		(1)
As of December 31, 2013		11,537	37	24
no activity
As of March 31, 2014		11,537	37	24

(1)	The Company acquired a controlling interest in the Deer Park, NY center on August 30, 2013.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2014. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	741,981	92
Riverhead, New York (1)	729,734	98
Rehoboth Beach, Delaware (1)	564,593	98
Foley, Alabama	557,014	96
Atlantic City, New Jersey (1)	489,762	93
San Marcos, Texas	441,821	100
Sevierville, Tennessee (1)	438,335	99
Myrtle Beach Hwy 501, South Carolina	425,247	98
Jeffersonville, Ohio	411,776	95
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Pittsburgh, Pennsylvania	372,972	96
Commerce II, Georgia	370,512	94
Charleston, South Carolina	365,107	98
Howell, Michigan	324,652	98
Locust Grove, Georgia	321,070	99
Mebane, North Carolina	318,910	99
Gonzales, Louisiana	318,666	98
Branson, Missouri	302,922	99
Park City, Utah	298,391	97
Westbrook, Connecticut	289,898	99
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,212	99
Lancaster, Pennsylvania	254,002	99
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	98
Hilton Head II, South Carolina	206,544	97
Fort Myers, Florida	198,877	93
Ocean City, Maryland (1)	198,840	97
Terrell, Texas	177,800	97
Hilton Head I, South Carolina	177,199	98
Barstow, California	171,300	100
West Branch, Michigan	112,570	98
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,161	100
Kittery I, Maine	51,737	100
Kittery II, Maine	24,619	100
Totals	11,537,036	97

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Texas City, Texas (50% owned)	352,705	99
Washington D.C. (50% owned)	338,786	97
Glendale, Arizona (58% owned)	331,739	99
Wisconsin Dells, Wisconsin (50% owned)	265,086	97
Bromont, Quebec (50% owned)	161,449	81
Cookstown, Ontario (50% owned)	155,302	98
Saint-Sauveur, Quebec (50% owned)	115,697	100
Total	1,720,764

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Three months ended March 31, 2014
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	75	273,000	$32.14	$37.91	9.03	$27.94
Renewal	184	870,000	$23.24	$0.29	4.78	$23.18

	Three months ended March 31, 2013
	# of Leases	Square Feet	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	90	294,000	$29.76	$42.31	8.77	$24.94
Renewal	231	1,135,000	$23.17	$0.72	4.82	$23.02

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

NET INCOME
Net income decreased $789,000 in the 2014 period to $15.4 million as compared to $16.2 million for the 2013 period. The decrease in net income was attributable to higher depreciation and amortization and property operating expenses from the acquisition of a controlling interest in the property in Deer Park, NY on August 30, 2013, which caused us to consolidate the property for financial reporting purposes. This change was partially offset by an increase in base rentals from the Deer Park consolidation, increases in base rentals from internal growth within our existing portfolio and an increase in our equity in earnings from unconsolidated joint ventures primarily due to the opening of our center in National Harbor during the fourth quarter of 2013.

BASE RENTALS
Base rentals increased $7.7 million, or 13%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Base rentals from existing properties	$61,752	$59,023	$2,729
Base rentals from acquired properties	5,364	—	5,364
Termination fees	415	80	335
Amortization of above and below market rent adjustments, net	(555)	141	(696)
	$66,976	$59,244	$7,732

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansions at our Gonzales and Sevierville centers.

At March 31, 2014, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $10.1 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. Amortization of above and below market lease values decreased due to leases from prior year acquisitions becoming fully amortized.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $6.2 million, or 25%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Change
Expense reimbursements from existing properties	$28,395	$25,267	$3,128
Expense reimbursements from acquired properties	2,945	—	2,945
Termination fees allocated to expense reimbursements	202	39	163
	$31,542	$25,306	$6,236

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income increased $119,000, or 6%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Change
Other income from existing properties	$1,556	$1,407	$149
Other income from acquired properties	119	—	119
Fees recognized from unconsolidated joint ventures	566	715	(149)
	$2,241	$2,122	$119

PROPERTY OPERATING EXPENSES
Property operating expenses increased $7.9 million, or 28%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Change
Property operating expenses from existing properties	$31,291	$28,135	$3,156
Property operating expenses from acquired properties	4,736	—	4,736
	$36,027	$28,135	$7,892

Property operating expenses at our existing properties increased due to a significant increase in snow removal costs caused by the heavy snowfall during the first quarter of 2014 at our properties.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.2 million, or 12%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 grants of restricted common shares to directors and certain officers of the Company, the grant of performance shares to executive officers under a new long term incentive plan and the grant of options to employees to certain employees. Also, the 2014 period included higher payroll related expenses on a comparative basis to the 2013 period due to the addition of new employees since April 1, 2013.

INTEREST EXPENSE
Interest expense increased $2.0 million or 16%, in the 2014 period compared to the 2013 period. The primary reason for the increase in interest expense was the increase in the average amount of debt outstanding from approximately $1.1 billion for the 2013 period to approximately $1.3 billion for the 2014 period. The higher debt levels outstanding were a result of fundings for additional investments in unconsolidated joint ventures in both Canada and the United States and the acquisition of the additional ownership interest in Deer Park. In addition, we issued $250 million, 3.875% of unsecured bonds during the 4th quarter of 2013. The proceeds from these bonds repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.0%.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2014 period, we decided to abandon pre-development projects in Clarksburg, Maryland and Scottsdale, Arizona. As a result of us no longer pursuing these projects, we recorded a $1.6 million charge in the first quarter of 2014, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $3.78 million, or 17%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Change
Depreciation and amortization expenses from existing properties	$22,059	$22,288	$(229)
Depreciation and amortization expenses from acquired properties	4,004	—	4,004
	$26,063	$22,288	$3,775

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.3 million in the 2014 period compared to the 2013 period. The increase is primarily due to the incremental equity in earnings from the National Harbor outlet center which opened during the fourth quarter of 2013, which was partially offset by the decrease in equity in earnings recognized in 2014 compared to 2013 related to our Deer Park property. We acquired a controlling interest in Deer Park in August 2013 and have consolidated the property's financial results since the acquisition date.

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

On April 10, 2014, the Company's Board of Directors declared a $.24 cash dividend per common share payable on May 15, 2014 to each shareholder of record on April 30, 2014, and caused a $.24 per Operating Partnership unit cash distribution to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$42,700	$35,276	$7,424
Net cash used in investing activities	(48,207)	(17,673)	(30,534)
Net cash provided by (used in) financing activities	7,384	(25,262)	32,646
Effect of foreign currency rate changes on cash and equivalents	(14)	(24)	10
Net increase/(decrease) in cash and cash equivalents	$1,863	$(7,683)	$9,536

Operating Activities

Cash provided by operating activities during 2014 was positively impacted by an increase in operating income throughout the consolidated portfolio and the acquisition of a controlling interest in our Deer Park property in August 2013. We have consolidated the Deer Park property's financial results since the acquisition date. In addition, we received an increase of $1.1 million in distributions of cumulative earnings from our joint venture properties.

Investing Activities

Cash used in investing activities was higher in the 2014 period compared to the 2013 period due primarily due to ongoing construction of the Foxwoods, Connecticut outlet center as well as the contributions to our unconsolidated joint ventures for new center developments in Savannah, Georgia, Charlotte, North Carolina and Ottawa, Ontario and the expansion of the outlet center in Cookstown, Ontario. Development activities were significantly lower during the 2013 period at our unconsolidated joint ventures.

Financing Activities

The change in cash used in financing activities was primarily the result of significant borrowings under our lines of credit to fund the development activities as described above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2014	2013	Change
Capital expenditures analysis:
New center developments	$9,340	$4,220	$5,120
Major center renovations	1,620	858	762
Second generation tenant allowances	3,378	1,885	1,493
Other capital expenditures	2,626	2,192	434
	16,964	9,155	7,809
Conversion from accrual to cash basis	(3,695)	(660)	(3,035)
Additions to rental property-cash basis	$13,269	$8,495	$4,774

•
New center development expenditures, which includes first generation tenant allowances, included construction expenditures for our center at the Foxwoods casino in Connecticut in the 2014 period. The 2013 period included costs for an expansion at our Gonzales, Louisiana center.

•
Major center renovations in the 2014 period included construction activities at our Riverhead, New York center and our Rehoboth Beach, Delaware center. The 2013 period included renovation activities at our Gonzales, Louisiana center.

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

New Development of Consolidated Outlet Centers

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a controlling interest in the project, which will be consolidated for financial reporting purposes. As of March 31, 2014, we have contributed approximately $16.6 million to the project for construction and development activities. The center will feature approximately 80 brand name and designer outlet stores. The approximately 314,000 square foot project will be suspended above ground to join the resort's two casino floors, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

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

Investments in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Other Potential Future Developments and Asset Dispositions

As of the date of this filing, we are in the initial study period for potential new developments, including sites located in Columbus, Ohio and in the Hartford market in Cheshire, Connecticut; as well as planned expansions of existing centers in Park City, Utah; Branson, Missouri and Glendale, Arizona. The Columbus and Cheshire sites and the Glendale expansion, if developed, will be undertaken by joint ventures. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. As of the date of this filing, we have not entered into a binding contract and have not obtained final approval from our Board of Directors to sell any outlet centers. Proceeds generated by any asset sale, if completed, would be used to fund the development projects discussed above, pay down outstanding debt and/or for other general corporate purposes.

Financing Arrangements

As of March 31, 2014, unsecured borrowings represented 82% of our outstanding debt and 80% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2015, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2014 and into 2015.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	48%
Total secured debt to adjusted total assets	<40%	9%
Total unencumbered assets to unsecured debt	>150%	184%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of March 31, 2014 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet	Carrying Value of Investment (in millions)
Charlotte	Charlotte, NC	50.0%	—	$20.7
Galveston/Houston	Texas City, TX	50.0%	352,705	7.2
National Harbor	Washington D.C. Metro Area	50.0%	338,786	17.3
RioCan Canada	Various	50.0%	432,448	86.7
Savannah (1)	Savannah, GA	50.0%	—	20.8
Westgate	Glendale, AZ	58.0%	331,739	15.8
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265,086	2.4
Other			—	0.1
Total				$171.0

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Tanger Share column, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors,including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

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

As of March 31, 2014, we and our partner had each contributed approximately $20.3 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

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

In March of 2013, the RioCan Joint Venture acquired the land adjacent to the existing Cookstown Outlet Mall for $13.9 million. The land is being used for the joint venture's expansion of the Cookstown Outlet Mall which began in May 2013. The expansion, which is expected to open in the fourth quarter of 2014, will add approximately 153,000 square feet to the center and will add approximately 35 new brand name and designer outlet stores to the center.

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

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of March 31, 2014, our equity contributions totaled $20.9 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

Debt of unconsolidated joint ventures

The following table details the debt maturities of the unconsolidated joint ventures as of March 31, 2014 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Galveston/Houston	$65.0	July 2017	LIBOR + 1.50%
National Harbor	$60.9	May 2016	LIBOR + 1.65%
RioCan Canada	$17.1	June 2015 and May 2020	5.10% to 5.75%
Westgate	$43.6	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Fee:
Development and leasing	$8	$69
Loan Guarantee	40	40
Management	409	496
Marketing	109	110
Total Fees	$566	$715

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2013 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2014.

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2014	2013
FUNDS FROM OPERATIONS
Net income	$15,440	$16,229
Adjusted for:
Depreciation and amortization uniquely significant to real estate - consolidated	25,702	22,043
Depreciation and amortization uniquely significant to real estate - unconsolidated joint ventures	2,605	3,173
Funds from operations (FFO)	43,747	41,445
FFO attributable to noncontrolling interests in other consolidated partnerships	(40)	(7)
Allocation of FFO to participating securities (1)	(864)	(425)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$42,843	$41,013
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,789	98,798
Dilutive funds from operations per share	$0.43	$0.42
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	98,789	98,798
Dilutive funds from operations per unit	$0.43	$0.42

(1)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vest on December 31, 2014 and will be considered participating securities through the vesting date.

(2)	Includes the dilutive effect of options, restricted common shares not considered participating securities, and notional units.

(3)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2014	2013
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$43,747	$41,445
Adjusted for non-core items:
Abandoned pre-development costs	1,596	—
Acquisition costs	7	179
AFFO adjustments from unconsolidated joint ventures (1)	—	211
Adjusted funds from operations (AFFO)	45,350	41,835
AFFO attributable to noncontrolling interests in other consolidated partnerships	(40)	(7)
Allocation of AFFO to participating securities (2)	(897)	(430)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$44,413	$41,398
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (3) (4)	98,789	98,798
Dilutive adjusted funds from operations per share	$0.45	$0.42
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (3)	98,789	98,798
Dilutive adjusted funds from operations per unit	$0.45	$0.42

(1)	Includes our share of acquisition costs and abandoned development costs.

(2)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vest on December 31, 2014 and will be considered participating securities through the vesting date.

(3)	Includes the dilutive effect of options, restricted common shares not considered participating securities, and notional units.

(4)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI (in thousands):

	Three months ended
	March 31,
	2014	2013
SAME CENTER NET OPERATING INCOME
Income before equity in earnings of unconsolidated joint ventures	$13,507	$15,639
Interest expense	14,920	12,876
Operating income	28,427	28,515
Adjusted to exclude:
Depreciation and amortization	26,063	22,288
Other non-property income and losses	(3,506)	(1,383)
Acquisition costs	7	179
Abandoned pre-development costs	1,596	—
General and administrative expenses	10,722	9,572
Property net operating income	63,309	59,171
Less: non-cash adjustments and termination rents (1)	(1,869)	(1,315)
Property net operating income - cash basis	61,440	57,856
Less: non-same center NOI (2)	(1,680)	(29)
Total same center NOI - cash basis	$59,760	$57,827

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Excluded from same center NOI:

a.	Gonzales - 40,000 square foot expansion opened during March and April 2013.

b.	Sevierville - 20,000 square foot expansion opened during September 2013.

c.	Deer Park - The Company acquired a controlling interest in the 741,981 square foot center located in Deer Park, NY on August 30, 2013.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2014, we had approximately 1.6 million square feet, or 14%, of our consolidated portfolio at that time coming up for renewal during 2015. During the first three months of 2014, we renewed approximately 870,000 square feet of this space at a 18% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 273,000 square feet at a 36% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of March 31, 2014 and 2013, occupancy at our consolidated centers was 97% and 98%, respectively.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of March 31, 2014, the fair value of these contracts was $1.1 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of March 31, 2014, approximately 22% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.0 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at March 31, 2014 and December 31, 2013 was $1.4 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. A 100 basis point increase from prevailing interest rates at March 31, 2014 and December 31, 2013 would result in a decrease in fair value of total debt of approximately $47.4 million and $46.3 million, respectively. Fair values were determined, based on level 2 inputs, using discounted analysis with an interest rate or credit spread similar to that of current market borrowing arrangements.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of March 31, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of March 31, 2014. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2014. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Operating Partnership are, from time to time, engaged in a variety of legal proceedings arising in the normal course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 8, 2014

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).