Form 10-Q
period 2014-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2014-08-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, there were 95,881,645 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,881,645 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,029,321	2,009,971
Construction in progress	37,553	9,433
	2,297,289	2,249,819
Accumulated depreciation	(691,339)	(654,631)
Total rental property, net	1,605,950	1,595,188
Cash and cash equivalents	13,240	15,241
Investments in unconsolidated joint ventures	210,131	140,214
Deferred lease costs and other intangibles, net	151,738	163,581
Deferred debt origination costs, net	9,652	10,818
Prepaids and other assets	77,905	81,414
Total assets	$2,068,616	$2,006,456
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,433 and $5,752, respectively)	$794,567	$794,248
Unsecured term loans (net of discount of $320 and $396, respectively)	267,180	267,104
Mortgages payable (including premiums of $3,418 and $3,799, respectively)	248,336	250,497
Unsecured lines of credit	91,200	16,200
Total debt	1,401,283	1,328,049
Construction trade payables	15,352	9,776
Accounts payable and accrued expenses	39,411	49,686
Deferred financing obligation	28,388	28,388
Other liabilities	30,024	32,962
Total liabilities	1,514,458	1,448,861
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,881,645 and 94,505,685 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	959	945
Paid in capital	797,286	788,984
Accumulated distributions in excess of net income	(276,224)	(265,242)
Accumulated other comprehensive loss	(3,265)	(2,428)
Equity attributable to Tanger Factory Outlet Centers, Inc.	518,756	522,259
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	27,602	28,432
Noncontrolling interests in other consolidated partnerships	7,800	6,904
Total equity	554,158	557,595
Total liabilities and equity	$2,068,616	$2,006,456

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Base rentals	$68,160	$61,046	$135,136	$120,290
Percentage rentals	1,915	1,855	3,998	3,872
Expense reimbursements	29,452	25,824	60,994	51,130
Other income	2,749	2,290	4,990	4,412
Total revenues	102,276	91,015	205,118	179,704
Expenses
Property operating	33,629	28,821	69,656	56,956
General and administrative	10,761	9,914	21,483	19,486
Acquisition costs	—	252	7	431
Abandoned pre-development costs	—	—	1,596	—
Depreciation and amortization	25,197	22,172	51,260	44,460
Total expenses	69,587	61,159	144,002	121,333
Operating income	32,689	29,856	61,116	58,371
Interest expense	(14,582)	(12,583)	(29,502)	(25,459)
Income before equity in earnings of unconsolidated joint ventures	18,107	17,273	31,614	32,912
Equity in earnings of unconsolidated joint ventures	1,788	503	3,721	1,093
Net income	19,895	17,776	35,335	34,005
Noncontrolling interests in Operating Partnership	(1,028)	(859)	(1,831)	(1,648)
Noncontrolling interests in other consolidated partnerships	(17)	(29)	(38)	(30)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$18,850	$16,888	$33,466	$32,327

Basic earnings per common share
Net income	$0.20	$0.18	$0.35	$0.34
Diluted earnings per common share
Net income	$0.20	$0.18	$0.35	$0.34

Dividends paid per common share	$0.240	$0.225	$0.465	$0.435
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$19,895	$17,776	$35,335	$34,005
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(98)	37	(194)	(53)
Foreign currency translation adjustments	3,488	135	648	203
Change in fair value of cash flow hedges	(1,018)	—	(1,338)	—
Other comprehensive income (loss)	2,372	172	(884)	150
Comprehensive income	22,267	17,948	34,451	34,155
Comprehensive income attributable to noncontrolling interests	(1,167)	(896)	(1,822)	(1,685)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$21,100	$17,052	$32,629	$32,470
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	107,557	—	107,557	5,643	121	113,321
Other comprehensive loss	—	—	—	(3,628)	(3,628)	(200)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	—	11,743	—	—	11,743
Issuance of 44,500 common shares upon exercise of options	—	635	—	—	635	—	—	635
Issuance of 450,676 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Issuance of 332,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,130	—	—	11,130	(11,130)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(576)	—	—	(576)	—	576	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.885 per share)	—	—	(87,211)	—	(87,211)	—	—	(87,211)
Distributions to noncontrolling interests	—	—	—	—	—	(4,294)	(102)	(4,396)
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited) (Continued)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	33,466	—	33,466	1,831	38	35,335
Other comprehensive loss	—	—	—	(837)	(837)	(47)	—	(884)
Compensation under Incentive Award Plan	—	7,461	—	—	7,461	—	—	7,461
Issuance of 29,900 common shares upon exercise of options	—	628	—	—	628	—	—	628
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	226	—	—	226	(226)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1	—	—	1	—	902	903
Exchange of 43,331 Operating Partnership units for 43,331 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.465 per share)	—	—	(44,448)	—	(44,448)	—	—	(44,448)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(2,388)	(44)	(2,432)
Balance, June 30, 2014	$959	$797,286	$(276,224)	$(3,265)	$518,756	$27,602	$7,800	$554,158

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$35,335	$34,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,260	44,460
Amortization of deferred financing costs	1,107	1,201
Abandoned pre-development costs	1,596	—
Equity in earnings of unconsolidated joint ventures	(3,721)	(1,093)
Distributions of cumulative earnings from unconsolidated joint ventures	2,699	2,129
Share-based compensation expense	7,120	5,399
Amortization of debt (premiums) and discounts, net	(181)	(513)
Net amortization (accretion) of market rent rate adjustments	1,527	154
Straight-line rent adjustments	(3,361)	(2,480)
Changes in other assets and liabilities:
Other assets	2,258	(1,401)
Accounts payable and accrued expenses	(11,530)	(6,481)
Net cash provided by operating activities	84,109	75,380
INVESTING ACTIVITIES
Additions to rental property	(45,750)	(26,146)
Additions to investments in unconsolidated joint ventures	(69,698)	(40,964)
Proceeds from insurance reimbursements	550	—
Additions to non-real estate assets	(803)	(6,562)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,033	4,711
Additions to deferred lease costs	(2,541)	(1,661)
Net cash used in investing activities	(115,209)	(70,622)
FINANCING ACTIVITIES
Cash dividends paid	(44,448)	(40,976)
Distributions to noncontrolling interests in Operating Partnership	(2,388)	(2,068)
Proceeds from debt issuances	271,600	300,203
Repayments of debt	(198,380)	(266,553)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in other consolidated partnerships	(44)	(38)
Proceeds from tax increment financing	2,047	—
Additions to deferred financing costs	(21)	(57)
Proceeds from exercise of options	628	337
Net cash provided by (used in) financing activities	28,994	(9,677)
Effect of foreign currency rate changes on cash and cash equivalents	105	34
Net decrease in cash and cash equivalents	(2,001)	(4,885)
Cash and cash equivalents, beginning of period	15,241	10,335
Cash and cash equivalents, end of period	$13,240	$5,450
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,029,321	2,009,971
Construction in progress	37,553	9,433
	2,297,289	2,249,819
Accumulated depreciation	(691,339)	(654,631)
Total rental property, net	1,605,950	1,595,188
Cash and cash equivalents	13,194	14,984
Investments in unconsolidated joint ventures	210,131	140,214
Deferred lease costs and other intangibles, net	151,738	163,581
Deferred debt origination costs, net	9,652	10,818
Prepaids and other assets	77,432	81,165
Total assets	$2,068,097	$2,005,950
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,433 and $5,752, respectively)	$794,567	$794,248
Unsecured term loans (net of discount of $320 and $396, respectively)	267,180	267,104
Mortgages payable (including premiums of $3,418 and $3,799, respectively)	248,336	250,497
Unsecured lines of credit	91,200	16,200
Total debt	1,401,283	1,328,049
Construction trade payables	15,352	9,776
Accounts payable and accrued expenses	38,892	49,180
Deferred financing obligation	28,388	28,388
Other liabilities	30,024	32,962
Total liabilities	1,513,939	1,448,355
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at June 30, 2014 and December 31, 2013	4,880	4,988
Limited partners, 5,101,681 and 5,145,012 Class A units and 94,881,645 and 93,505,685 Class B units outstanding at June 30,2014 and December 31, 2013, respectively	545,083	548,424
Accumulated other comprehensive loss	(3,605)	(2,721)
Total partners' equity	546,358	550,691
Noncontrolling interests in consolidated partnerships	7,800	6,904
Total equity	554,158	557,595
Total liabilities and equity	$2,068,097	$2,005,950
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Base rentals	$68,160	$61,046	$135,136	$120,290
Percentage rentals	1,915	1,855	3,998	3,872
Expense reimbursements	29,452	25,824	60,994	51,130
Other income	2,749	2,290	4,990	4,412
Total revenues	102,276	91,015	205,118	179,704
Expenses
Property operating	33,629	28,821	69,656	56,956
General and administrative	10,761	9,914	21,483	19,486
Acquisition costs	—	252	7	431
Abandoned pre-development costs	—	—	1,596	—
Depreciation and amortization	25,197	22,172	51,260	44,460
Total expenses	69,587	61,159	144,002	121,333
Operating income	32,689	29,856	61,116	58,371
Interest expense	(14,582)	(12,583)	(29,502)	(25,459)
Income before equity in earnings of unconsolidated joint ventures	18,107	17,273	31,614	32,912
Equity in earnings of unconsolidated joint ventures	1,788	503	3,721	1,093
Net income	19,895	17,776	35,335	34,005
Noncontrolling interests in consolidated partnerships	(17)	(29)	(38)	(30)
Net income available to partners	19,878	17,747	35,297	33,975
Net income available to limited partners	19,677	17,566	34,940	33,628
Net income available to general partner	$201	$181	$357	$347

Basic earnings per common unit:
Net income	$0.20	$0.18	$0.35	$0.34
Diluted earnings per common unit:
Net income	$0.20	$0.18	$0.35	$0.34

Distribution paid per common unit	$0.240	$0.225	$0.465	$0.435
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$19,895	$17,776	$35,335	$34,005
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	(98)	37	(194)	(53)
Foreign currency translation adjustments	3,488	135	648	203
Changes in fair value of cash flow hedges	(1,018)	—	(1,338)	—
Other comprehensive income (loss)	2,372	172	(884)	150
Comprehensive income	22,267	17,948	34,451	34,155
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(17)	(29)	(38)	(30)
Comprehensive income attributable to the Operating Partnership	$22,250	$17,919	$34,413	$34,125
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	1,153	112,047	—	113,200	121	113,321
Other comprehensive loss	—	—	(3,828)	(3,828)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	11,743	—	11,743
Issuance of 44,500 common units upon exercise of options	—	635	—	635	—	635
Issuance of 450,676 limited partner units	—	13,981	—	13,981	—	13,981
Issuance of 332,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(576)	—	(576)	576	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($.885 per common unit)	(885)	(90,620)	—	(91,505)	—	(91,505)
Distributions to noncontrolling interests in consolidated partnerships	—	—	—	—	(102)	(102)
Balance, December 31, 2013	4,988	548,424	(2,721)	550,691	6,904	557,595
Net income	357	34,940	—	35,297	38	35,335
Other comprehensive loss	—	—	(884)	(884)	—	(884)
Compensation under Incentive Award Plan	—	7,461	—	7,461	—	7,461
Issuance of 29,900 common units upon exercise of options	—	628	—	628	—	628
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1	—	1	902	903
Common distributions ($.465 per common unit)	(465)	(46,371)	—	(46,836)	(44)	(46,880)
Balance, June 30, 2014	$4,880	$545,083	$(3,605)	$546,358	$7,800	$554,158

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$35,335	$34,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,260	44,460
Amortization of deferred financing costs	1,107	1,201
Abandoned pre-development costs	1,596	—
Equity in earnings of unconsolidated joint ventures	(3,721)	(1,093)
Distributions of cumulative earnings from unconsolidated joint ventures	2,699	2,129
Equity-based compensation expense	7,120	5,399
Amortization of debt (premiums) and discounts, net	(181)	(513)
Net amortization (accretion) of market rent rate adjustments	1,527	154
Straight-line rent adjustments	(3,361)	(2,480)
Changes in other assets and liabilities:
Other assets	2,482	(1,362)
Accounts payable and accrued expenses	(11,543)	(6,540)
Net cash provided by operating activities	84,320	75,360
INVESTING ACTIVITIES
Additions to rental property	(45,750)	(26,146)
Additions to investments in unconsolidated joint ventures	(69,698)	(40,964)
Proceeds from insurance reimbursements	550	—
Additions to non-real estate assets	(803)	(6,562)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,033	4,711
Additions to deferred lease costs	(2,541)	(1,661)
Net cash used in investing activities	(115,209)	(70,622)
FINANCING ACTIVITIES
Cash distributions paid	(46,836)	(43,044)
Proceeds from debt issuances	271,600	300,203
Repayments of debt	(198,380)	(266,553)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in consolidated partnerships	(44)	(38)
Proceeds from tax increment financing	2,047	—
Additions to deferred financing costs	(21)	(57)
Proceeds from exercise of options	628	337
Net cash provided by (used in) financing activities	28,994	(9,677)
Effect of foreign currency on cash and cash equivalents	105	34
Net decrease in cash and cash equivalents	(1,790)	(4,905)
Cash and cash equivalents, beginning of period	14,984	10,295
Cash and cash equivalents, end of period	$13,194	$5,390
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2014, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 7 outlet centers totaling approximately 1.7 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,881,645 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The operating, development, leasing, and management agreements of Westgate and Savannah provide that the activities that most significantly impact the economic performance of the ventures require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting. Our investment in Westgate was approximately $15.7 million and in Savannah was approximately $33.1 million as of June 30, 2014. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Savannah.

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

4. New Developments of Consolidated Outlet Centers

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the joint venture, which will be consolidated for financial reporting purposes. To date, we have contributed approximately $29.4 million to the project for construction and development activities. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort, which attract millions of visitors each year. We currently expect the property to open in the second quarter of 2015.

5. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of June 30, 2014 and December 31, 2013 aggregated $210.1 million and $140.2 million, respectively. We have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for each of the individual joint ventures below. At June 30, 2014 and December 31, 2013, we were members of the following unconsolidated real estate joint ventures:

As of June 30, 2014
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$30.8	$—
Galveston/Houston	Texas City, TX	50.0%	353	6.7	65.0
National Harbor	National Harbor, MD	50.0%	339	19.3	62.0
RioCan Canada	Various	50.0%	432	101.4	17.5
Savannah (1)	Savannah, GA	50.0%	—	33.1	—
Westgate	Glendale, AZ	58.0%	332	15.7	45.8
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	0.7	—
				$210.1	$214.6

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

As of December 31, 2013
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$11.6	$—
Galveston/Houston	Texas City, TX	50.0%	353	7.4	65.0
National Harbor	National Harbor, MD	50.0%	336	16.7	52.4
RioCan Canada	Various	50.0%	433	85.7	17.9
Westgate	Glendale, AZ	58.0%	332	16.1	43.1
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.5	24.3
Other			—	0.2	—
				$140.2	$202.7

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Fee:
Development and leasing	$70	$(81)	$78	$(12)
Loan guarantee	146	40	187	80
Management	438	504	846	1,001
Marketing	104	99	213	208
Total Fees	$758	$562	$1,324	$1,277

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.2 million and $1.6 million as of June 30, 2014 and December 31, 2013) are amortized over the various useful lives of the related assets.

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project, which features approximately 90 brand name and designer stores, opened on July 31, 2014.

As of June 30, 2014, we and our partner had each contributed approximately $30.2 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust ("RioCan Joint Venture") to develop and acquire outlet centers in Canada. Under the agreement, any projects developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan has agreed to provide development and property management services.

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

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 316,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014. As of June 30, 2014, we and our co-owner had each contributed $29.9 million in cash to fund development activities on these two projects.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of June 30, 2014, our equity contributions totaled $33.3 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

In May 2014, the joint venture closed on a $97.7 million interest only mortgage loan with a rate of LIBOR + 1.65% and a maturity date of May 21, 2017, with the option for two, one year extensions.

Westgate, Glendale, Arizona

During the second quarter of 2014, Westgate began a 65,000 square foot expansion of the existing property which is expected to open in time for the 2014 holiday season. The expansion is being substantially funded by amounts available under the amended Westgate mortgage loan which had its maximum borrowing capacity increased from $48.3 million to $62.0 million in May 2014.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2014	December 31, 2013
Assets
Land	$66,076	$66,020
Buildings, improvements and fixtures	329,918	327,972
Construction in progress, including land	205,831	86,880
	601,825	480,872
Accumulated depreciation	(37,457)	(29,523)
Total rental property, net	564,368	451,349
Cash and cash equivalents	28,399	22,704
Deferred lease costs, net	22,533	19,281
Deferred debt origination costs, net	2,701	1,737
Prepaids and other assets	9,618	9,107
Total assets	$627,619	$504,178
Liabilities and Owners' Equity
Mortgages payable	$214,616	$202,688
Construction trade payables	24,409	19,370
Accounts payable and other liabilities	13,803	8,540
Total liabilities	252,828	230,598
Owners' equity	374,791	273,580
Total liabilities and owners' equity	$627,619	$504,178

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2014	2013	2014	2013
Revenues	$16,079	$20,553	$32,834	$41,948
Expenses
Property operating	6,624	8,546	13,270	17,686
General and administrative	27	166	156	314
Acquisition costs	—	53	—	474
Abandoned development costs	—	134	—	134
Depreciation and amortization	4,564	7,584	9,538	14,968
Total expenses	11,215	16,483	22,964	33,576
Operating income	4,864	4,070	9,870	8,372
Interest expense	(1,383)	(3,514)	(2,609)	(7,566)
Net income	$3,481	$556	$7,261	$806

The Company and Operating Partnership's share of:
Net income	$1,788	$503	$3,721	$1,093
Depreciation and impairment charge (real estate related)	$2,403	$3,431	$5,008	$6,604

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of June 30, 2014 and December 31, 2013, the Operating Partnership had amounts outstanding on these lines of credit totaling $91.2 million and $16.2 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011. As of June 30, 2014, the amounts outstanding on the term loan and mortgage were $250.0 million and $18.0 million, respectively.

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2014		December 31, 2013
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(156)	$250,000	$(211)
Senior notes	6.125%	June 2020	300,000	(1,374)	300,000	(1,469)
Senior notes	3.875%	December 2023	250,000	(3,903)	250,000	(4,072)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	47,284	3,893	48,535	4,091
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,319)	150,000	(1,478)
Hershey (1)	5.17%-8.00%	August 2015	29,623	698	29,970	993
Ocean City (1)	5.24%	January 2016	18,011	146	18,193	193
Note payable (1)	1.50%	June 2016	10,000	(320)	10,000	(396)
Unsecured term loan (2)	LIBOR + 1.60%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	November 2015	91,200	—	16,200	—
			$1,403,618	$(2,335)	$1,330,398	$(2,349)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

(2)	In July 2014, we completed an amendment to this loan which reduced the interest rate from LIBOR + 1.60% to LIBOR + 1.05%.

Certain of our properties, which had a net book value of approximately $538.3 million at June 30, 2014 and $566.7 million at December 31, 2013, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2014, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2014 are as follows (in thousands):

Calendar Year	Amount
2014	$1,823
2015	282,343
2016	30,283
2017	101,708
2018	153,183
Thereafter	834,278
Subtotal	1,403,618
Net discount	(2,335)
Total	$1,401,283

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2014	December 31, 2013
Assets:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$4	$455
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	26	440
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	14	487
Total		$150,000			$44	$1,382

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Location of Reclassification from Accumulated OCI Into Income

		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Interest Rate Swaps (Effective Portion):
Amount of loss recognized in OCI on derivative		$(1,018)	$—	$(1,338)	$—

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$98	$92	$194	$182

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. The unamortized balance of the settled agreements as of June 30, 2014 and December 31, 2013 was approximately $546,000 and $741,000, respectively. As of June 30, 2014, we expect approximately $406,000 of deferred gains on derivative instruments in accumulated other comprehensive income to be reclassified into earnings during the next twelve months.

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$44	$—	$44	$—
Total assets	$44	$—	$44	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2013:
Assets:
Interest rate swaps (prepaids and other assets)	$1,382	$—	$1,382	$—
Total assets	$1,382	$—	$1,382	$—

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at June 30, 2014 and December 31, 2013, was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

10. Commitments and Contingencies

During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. As a result, we wrote off the damaged assets which had a net book value of approximately $455,000. The write off of the assets has been completely offset by the establishment of an insurance receivable and, accordingly, there is no effect on the statement of operations. Further, to the extent that the Company's insurance settlement proceeds are in excess of the amounts written off, we will record a gain on insurance settlement in the period that all releases and contingencies are resolved. Through June 30, 2014, we received approximately $550,000 in insurance proceeds related to our property damage claim. We expect to receive total proceeds of approximately $1.3 million to $1.8 million, which will result in a gain of approximately $800,000 to $1.3 million.

11. Shareholders' Equity of the Company

Throughout the first six months of 2014, Non-Company LPs exchanged a total of 43,331 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

12. Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2014 and for the year ended December 31, 2013:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Issuance of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(43,331)	43,331	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	29,900	29,900
Balance June 30, 2014	1,000,000	5,101,681	94,881,645	99,983,326

13. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$18,850	$16,888	$33,466	$32,327
Less allocation of earnings to participating securities	(481)	(231)	(910)	(425)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$18,369	$16,657	$32,556	$31,902
Denominator
Basic weighted average common shares	93,800	93,331	93,690	93,232
Effect of notional units	—	784	—	777
Effect of outstanding options and certain restricted common shares	74	92	72	99
Diluted weighted average common shares	93,874	94,207	93,762	94,108
Basic earnings per common share:
Net income	$0.20	$0.18	$0.35	$0.34
Diluted earnings per common share:
Net income	$0.20	$0.18	$0.35	$0.34

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vest on December 31, 2014 and will be considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three months ended June 30, 2014, 276,500 options were excluded from the computation and for the three months ended June 30, 2013 no options were excluded from the computation. For the six months ended June 30, 2014, 276,500 options were excluded from the computation and for the six months ended June 30, 2013, no options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

14. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator
Net income attributable to partners of the Operating Partnership	$19,878	$17,747	$35,297	$33,975
Less allocation of earnings to participating securities	(481)	(231)	(910)	(425)
Net income available to common unitholders of the Operating Partnership	$19,397	$17,516	$34,387	$33,550
Denominator
Basic weighted average common units	98,916	98,079	98,818	97,983
Effect of notional units	—	784	—	777
Effect of outstanding options and restricted common units	74	92	72	99
Diluted weighted average common units	98,990	98,955	98,890	98,859
Basic earnings per common unit:
Net income	$0.20	$0.18	$0.35	$0.34
Diluted earnings per common unit:
Net income	$0.20	$0.18	$0.35	$0.34

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vest on December 31, 2014 and will be considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended June 30, 2014, 276,500 units were excluded from the computation and for the three months ended June 30, 2013 no options were excluded from the computation. For the six months ended June 30, 2014, 276,500 units were excluded from the computation and for the six months ended June 30, 2013, no options were excluded from the computation.

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

15. Equity Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers and our employees. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

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

During February 2014, the Company's Board of Directors approved the issuance of 373,960 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $27.90 to $33.82 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For the restricted shares issued to our chief executive officer, the restricted share agreement requires him to hold the shares for a minimum of three years following each vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

In February 2014, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2014 Outperformance Plan (the “2014 OPP"). The 2014 OPP is a long-term performance based incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 329,700 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2014 through December 31, 2016.

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted common shares	$2,528	$2,118	$4,833	$4,020
Notional unit performance awards	1,113	764	2,059	1,292
Options	114	43	228	87
Total share-based compensation	$3,755	$2,925	$7,120	$5,399

Share-based compensation expense capitalized as a part of rental property and deferred lease costs for the three months ended June 30, 2014 and 2013 was $182,000 and $114,000, respectively, and for the six months ended June 30, 2014 and 2013 was $341,000 and $135,000, respectively.

16. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2014 (in thousands):

	Three months ended
	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2014	$(7,282)	$1,767	$(5,515)	$(402)	$(60)	$(462)
Amortization of cash flow hedges	—	(93)	(93)	—	(5)	(5)
Unrealized gains on foreign currency translation adjustments	3,308	—	3,308	180	—	180
Change in fair value of cash flow hedges	—	(965)	(965)	—	(53)	(53)
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)

	Six months ended
	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Amortization of cash flow hedges	—	(184)	(184)	—	(10)	(10)
Unrealized gains on foreign currency translation adjustments	616	—	616	32	—	32
Change in fair value of cash flow hedges	—	(1,269)	(1,269)	—	(69)	(69)
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2013 (in thousands):

	Three months ended
	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2013	$60	$1,119	$1,179	$3	$(97)	$(94)
Amortization of cash flow hedges	—	(88)	(88)	—	(4)	(4)
Unrealized gains on foreign currency translation adjustments	129	—	129	6	—	6
Realized loss on foreign currency	123	—	123	6	—	6
Balance June 30, 2013	$312	$1,031	$1,343	$15	$(101)	$(86)

	Six months ended
	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2012	$(5)	$1,205	$1,200	$—	$(93)	$(93)
Amortization of cash flow hedges	—	(174)	(174)	—	(8)	(8)
Unrealized gains on foreign currency translation adjustments	194	—	194	9	—	9
Realized loss on foreign currency	123	—	123	6	—	6
Balance June 30, 2013	$312	$1,031	$1,343	$15	$(101)	$(86)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2014 and June 30, 2013, respectively (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Amortization of cash flow hedges	$(93)	$(88)	$(184)	$(174)	Interest expense
Realized loss on foreign currency	$—	$123	$—	$123	Interest expense

17. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2014 (in thousands):

	Three months ended
	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2014	$(7,684)	$1,707	$(5,977)
Amortization of cash flow hedges	—	(98)	(98)
Unrealized gains on foreign currency translation adjustments	3,488	—	3,488
Change in fair value of cash flow hedges	—	(1,018)	(1,018)
Balance June 30, 2014	$(4,196)	$591	$(3,605)

	Six months ended
	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Amortization of cash flow hedges	—	(194)	(194)
Unrealized gains on foreign currency translation adjustments	648	—	648
Change in fair value of cash flow hedges	—	(1,338)	(1,338)
Balance June 30, 2014	$(4,196)	$591	$(3,605)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2013 (in thousands):

	Three months ended
	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2013	$63	$1,022	$1,085
Amortization of cash flow hedges	—	(92)	(92)
Unrealized gains on foreign currency translation adjustments	135	—	135
Realized loss on foreign currency	129	—	129
Balance June 30, 2013	$327	$930	$1,257

	Six months ended
	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(5)	$1,112	$1,107
Amortization of cash flow hedges	—	(182)	(182)
Unrealized gain on foreign currency translation adjustments	203	—	203
Realized loss on foreign currency	129	—	129
Balance June 30, 2013	$327	$930	$1,257

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2014 and June 30, 2013, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Amortization of cash flow hedges	$(98)	$(92)	$(194)	$(182)	Interest expense
Realized loss on foreign currency	$—	$129	$—	$129	Interest expense

18. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of June 30, 2014 and 2013 amounted to $15.4 million and $5.6 million, respectively. Additionally, additions to rental property excludes $903,000 in equity contributions made by our noncontrolling interest partner related to pre-development costs at our Foxwoods outlet center, which is currently under development.

19. New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current U.S. GAAP, companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented.

The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The impact of the adoption of ASU No. 2014-08 on our consolidated financial statements will be based on any future disposal activity.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2017 using one of two retrospective application methods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

20. Subsequent Events

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan which matures in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%, and the prepayment penalty was removed. No other material terms of the loan were amended.

Also in July 2014, we purchased land to develop an outlet center in Grand Rapids, Michigan for approximately $8.0 million. We expect this development to be approximately 350,000 square feet with an opening during the second half of 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: expected receipt of insurance proceeds; future issuances of equity and debt and the expected use of proceeds from such issuances; anticipated liquidity and working capital; new outlet center developments; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with debt financing; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

General Overview

At June 30, 2014, we had 37 consolidated outlet centers in 24 states totaling 11.5 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2013 to June 30, 2014.

Center	Date Acquired/Opened/Disposed/Demolished	Square Feet (in 000's)	Centers	States
As of January 1, 2013		10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013	40	—	—
Sevierville, TN	Third quarter 2013	19	—	—
Acquisition:
Deer Park, NY (1)	Third quarter 2013	742	1	—
Other		(1)
As of December 31, 2013		11,537	37	24
Other		7	—	—
As of June 30, 2014		11,544	37	24

(1)	The Company acquired a controlling interest in the Deer Park, NY center on August 30, 2013.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2014. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	749,074	94
Riverhead, New York (1)	729,734	99
Rehoboth Beach, Delaware (1)	564,593	100
Foley, Alabama	557,014	98
Atlantic City, New Jersey (1)	489,762	93
San Marcos, Texas	441,821	100
Sevierville, Tennessee (1)	438,335	100
Myrtle Beach Hwy 501, South Carolina	425,247	98
Jeffersonville, Ohio	411,776	97
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Pittsburgh, Pennsylvania	372,958	100
Commerce II, Georgia	370,512	100
Charleston, South Carolina	365,107	99
Howell, Michigan	324,652	98
Locust Grove, Georgia	321,070	99
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	97
Branson, Missouri	302,922	100
Park City, Utah	298,391	99
Westbrook, Connecticut	289,898	97
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,212	100
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	90
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	96
Hilton Head II, South Carolina	206,544	100
Fort Myers, Florida	198,877	90
Ocean City, Maryland (1)	198,840	99
Terrell, Texas	177,800	93
Hilton Head I, South Carolina	177,199	99
Barstow, California	171,300	100
West Branch, Michigan	112,570	94
Blowing Rock, North Carolina	104,154	100
Nags Head, North Carolina	82,161	100
Kittery I, Maine	51,737	100
Kittery II, Maine	24,619	100
Totals	11,544,115	98

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Texas City, Texas (50% owned)	352,705	99
Washington D.C. (50% owned)	338,786	97
Glendale, Arizona (58% owned)	331,744	99
Wisconsin Dells, Wisconsin (50% owned)	265,086	100
Bromont, Quebec (50% owned)	161,449	81
Cookstown, Ontario (50% owned)	155,302	98
Saint-Sauveur, Quebec (50% owned)	115,697	100
Total	1,720,769

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Six months ended June 30, 2014
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	111	385	$32.16	$29.26	9.19	$28.98
Renewal	209	1,011	$22.92	$0.27	4.71	$22.86

	Six months ended June 30, 2013
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	118	386	$29.28	$42.59	8.69	$24.38
Renewal	263	1,288	$23.12	$0.82	4.86	$22.95

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

NET INCOME
Net income increased $2.1 million in the 2014 period to $19.9 million as compared to $17.8 million for the 2013 period. The increase in net income was attributable to an increase in base rentals from internal growth within our existing portfolio and an increase in our equity in earnings from unconsolidated joint ventures primarily due to the opening of our center in National Harbor during the fourth quarter of 2013. These increases were partially offset on a net income basis by our acquisition of a controlling interest in the property in Deer Park, NY on August 30, 2013. Previously we owned a one-third interest in the property which was accounted for using the equity method of accounting. The acquisition of the controlling interest required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

BASE RENTALS
Base rentals increased $7.1 million, or 12%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Base rentals from existing properties	$62,952	$61,045	$1,907
Base rentals from 2013 acquisition	5,680	—	5,680
Termination fees	259	69	190
Amortization of above and below market rent adjustments, net	(731)	(68)	(663)
	$68,160	$61,046	$7,114

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansion at our Sevierville center.

At June 30, 2014, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $9.4 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively. The change in the amortization of above and below market lease values was attributable to the market lease values recorded from the 2013 acquisition.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.6 million, or 14%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Change
Expense reimbursements from existing properties	$26,806	$25,779	$1,027
Expense reimbursements from 2013 acquisition	2,497	—	2,497
Termination fees allocated to expense reimbursements	149	45	104
	$29,452	$25,824	$3,628

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income increased $459,000, or 20%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Change
Other income from existing properties	$1,854	$1,728	$126
Other income from 2013 acquisition	137	—	137
Fees recognized from unconsolidated joint ventures	758	562	196
	$2,749	$2,290	$459

PROPERTY OPERATING EXPENSES
Property operating expenses increased $4.8 million, or 17%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Change
Property operating expenses from existing properties	$29,899	$28,821	$1,078
Property operating expenses from 2013 acquisition	3,730	—	3,730
	$33,629	$28,821	$4,808

Property operating expenses increased at existing properties due to increases in mall office operating costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $847,000, or 9%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 issuance of restricted common shares to directors and certain officers of the Company, the grant of performance shares to executive officers and the grant of options to certain employees. Also, the 2014 period included higher payroll related expenses on a comparative basis to the 2013 period due to the addition of new employees since July 1, 2013.

ACQUISITION COSTS
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $3.0 million, or 14%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Change
Depreciation and amortization expenses from existing properties	$21,290	$22,172	$(882)
Depreciation and amortization expenses from 2013 acquisition	3,907	—	3,907
	$25,197	$22,172	$3,025

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $2.0 million or 16%, in the 2014 period compared to the 2013 period, primarily due to the acquisition of the additional ownership interest in Deer Park. With the acquisition of the additional ownership interest in Deer Park, we consolidated the property during the 2014 period with all of the property's debt being reflected on our consolidated balance sheet and the associated interest expense being reflected in interest expense on our consolidated operating statements. In addition, we issued $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the 4th quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.3 million in the 2014 period compared to the 2013 period. The increase is primarily due to the incremental equity in earnings from the National Harbor outlet center which opened during the fourth quarter of 2013, which was partially offset by the decrease in equity in earnings recognized in the 2014 period compared to the 2013 period related to our Deer Park property. We acquired a controlling interest in Deer Park in August 2013 and have consolidated the property's financial results since the acquisition date.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

NET INCOME
Net income increased $1.3 million in the 2014 period to $35.3 million as compared to $34.0 million for the 2013 period. This increase was primarily due to an increase in base rentals resulting from internal growth within our existing portfolio and an increase in our equity in earnings from unconsolidated joint ventures primarily due to the opening of our center in National Harbor during the fourth quarter of 2013. These increases were partially offset on a net income basis by our acquisition of a controlling interest in the property in Deer Park, NY on August 30, 2013. Previously we owned a one-third interest in the property which was accounted for using the equity method of accounting. The acquisition of the controlling interest required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

BASE RENTALS
Base rentals increased $14.8 million, or 12%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Base rentals from existing properties	$124,624	$120,067	$4,557
Base rentals from 2013 acquisition	11,124	—	11,124
Termination fees	674	150	524
Amortization of above and below market rent adjustments, net	(1,286)	73	(1,359)
	$135,136	$120,290	$14,846

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansions at our Gonzales and Sevierville centers.

Termination fees increased compared to the 2014 period due to a tenant that exited the outlet industry and terminated their leases prior to the end of their contractual obligation.

At June 30, 2014, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $9.4 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. The change in the amortization of above and below market lease values was attributable to the market lease values recorded from the 2013 acquisition.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $9.9 million, or 19%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Change
Expense reimbursements from existing properties	$55,201	$51,046	$4,155
Expense reimbursements from 2013 acquisition	5,442	—	5,442
Termination fees allocated to expense reimbursements	351	84	267
	$60,994	$51,130	$9,864

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income increased $578,000, or 13%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Change
Other income from existing properties	$3,410	$3,135	$275
Other income from 2013 acquisition	256	—	256
Fees recognized from unconsolidated joint ventures	1,324	1,277	47
	$4,990	$4,412	$578

PROPERTY OPERATING EXPENSES
Property operating expenses increased $12.7 million, or 22%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Change
Property operating expenses from existing properties	$61,190	$56,956	$4,234
Property operating expenses from 2013 acquisition	8,466	—	8,466
	$69,656	$56,956	$12,700

Property operating expenses increased at existing properties due to increases in mall office operating costs, snow removal costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $2.0 million, or 10%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 issuance of restricted shares to directors and certain officers of the Company, the grant of performance shares under a new long term incentive plan and the grant of options to certain employees. Also, the 2014 period included higher payroll related expenses on a comparative basis to the 2013 period due to the addition of new employees since July 1, 2013.

ACQUISITION COSTS
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property as well as costs from other potential acquisitions of operating properties that were never completed.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2014 period, we decided to abandon two pre-development projects and as a result, we recorded a $1.6 million charge in the first quarter of 2014, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $6.8 million, or 15%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Change
Depreciation and amortization expenses from existing properties	$43,348	$44,460	$(1,112)
Depreciation and amortization expenses from 2013 acquisition	7,912	—	7,912
	$51,260	$44,460	$6,800

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased approximately $4.0 million, or 16%, in the 2014 period compared to the 2013 period, primarily due to the acquisition of the additional ownership interest in Deer Park. With the acquisition of the additional interest in Deer Park, we consolidated the property during the 2014 period with all of the property's debt being reflected on our consolidated balance sheet and the associated interest expense being reflected in interest expense on our consolidated operating statements. In addition, we issued $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the 4th quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $2.6 million in the 2014 period compared to the 2013 period. The increase is primarily due to the incremental equity in earnings from the National Harbor outlet center which opened during the fourth quarter of 2013, which was partially offset by the decrease in equity in earnings recognized in 2014 compared to 2013 related to our Deer Park property. We acquired a controlling interest in Deer Park in August 2013 and have consolidated the property's financial results since the acquisition date.

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

As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential new developments, expansions and renovations of existing properties, acquisitions, or investments in existing or newly created joint ventures.

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

On July 10, 2014, the Company's Board of Directors declared a $.24 cash dividend per common share payable on August 15, 2014 to each shareholder of record on July 30, 2014, and caused a $.24 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$84,320	$75,360	$8,960
Net cash used in investing activities	(115,209)	(70,622)	(44,587)
Net cash provided by (used in) financing activities	28,994	(9,677)	38,671
Effect of foreign currency rate changes on cash and equivalents	105	34	71
Net decrease in cash and cash equivalents	$(1,790)	$(4,905)	$3,044

Operating Activities

Cash provided by operating activities during 2014 was positively impacted by an increase in operating income throughout the consolidated portfolio and the acquisition of a controlling interest in our Deer Park property in August 2013. We have consolidated the Deer Park property's financial results since the acquisition date.

Investing Activities

Cash used in investing activities was higher in the 2014 period compared to the 2013 period due primarily due to ongoing construction of the Foxwoods, Connecticut outlet center, expansions and renovations at current centers, as well as the contributions to our unconsolidated joint ventures for new center developments in Savannah, Georgia, Charlotte, North Carolina and Ottawa, Ontario and the expansion of the outlet center in Cookstown, Ontario. Development activities were significantly lower during the 2013 period at our unconsolidated joint ventures.

Financing Activities

The change in cash provided by financing activities was primarily due to the increase in investment needs at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2014	2013	Change
Capital expenditures analysis:
New center developments	$28,429	$7,538	$20,891
Major center renovations	7,833	2,566	5,267
Second generation tenant allowances	6,254	7,327	(1,073)
Other capital expenditures	8,810	7,226	1,584
	51,326	24,657	26,669
Conversion from accrual to cash basis	(5,576)	1,489	(7,065)
Additions to rental property-cash basis	$45,750	$26,146	$19,604

•
New center development expenditures, which includes first generation tenant allowances, included construction expenditures for our center at the Foxwoods Resort and Casino in Connecticut in the 2014 period and expansions at our Branson, Missouri and Park City, Utah centers. The 2013 period included costs for an expansion at our Gonzales, Louisiana and Sevierville, Tennessee centers.

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

New Development of Consolidated Outlet Centers

The following table summarizes our development projects as of June 30, 2014:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Foxwoods	314	$375.8	$118.0	$35.2	2Q 2015
Grand Rapids	350	218.6	76.5	2.2	2H 2015

Expansions:
Park City	21	319.0	6.7	0.7	4Q 2014
Branson	25	312.0	7.8	1.1	4Q 2014
Total	710	$294.4	$209.0	$39.2

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

Grand Rapids, Michigan

We also intend to develop an approximately 350,000 square foot wholly-owned outlet center in the Grand Rapids, Michigan market. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Center, Michigan with visibility from both roads. The center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we estimate the property will open in the second half of 2015. During July 2014, we purchased the land for this development for approximately $8.0 million.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of June 30, 2014:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Charlotte	50%	400	$227.3	$90.9	65.9	July 2014
Columbus	50%	350	250.3	87.6	1.3	2H 2015
Ottawa	50%	316	371.5	117.4	64.3	4Q 2014
Savannah (1)	50%	385	285.7	110.0	39.8	2Q 2015

Expansions:
Cookstown	50%	153	475.2	72.7	29.4	4Q 2014
Westgate	58%	65	309.2	20.1	1.9	4Q 2014
Total		1,669	$298.8	$498.7	202.6

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period for potential new developments, including a site located in the Hartford market in Cheshire, Connecticut. The Cheshire site, if developed, will be undertaken by a joint venture. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

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

Financing Arrangements

As of June 30, 2014, unsecured borrowings represented 82% of our outstanding debt and 77% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	49%
Total secured debt to adjusted total assets	<40%	9%
Total unencumbered assets to unsecured debt	>150%	179%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2014 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Charlotte	Charlotte, NC	50.0%	—	$30.8
Galveston/Houston	Texas City, TX	50.0%	353	6.7
National Harbor	National Harbor, MD	50.0%	339	19.3
RioCan Canada	Various	50.0%	432	101.4
Savannah (1)	Savannah, GA	50.0%	—	33.1
Westgate	Glendale, AZ	58.0%	332	15.7
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4
Other			—	0.7
Total				$210.1

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

The joint venture agreements contain provisions where a venture partner can force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

We provide guaranties to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guaranties include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which will be located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project, which features approximately 90 brand name and designer stores, opened on July 31, 2014.

As of June 30, 2014, we and our partner had each contributed approximately $30.2 million in cash to the joint venture to fund development activities. We are providing development services to the project; and with our partner, are jointly providing leasing services. Our partner will provide property management and marketing services to the center once open.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust ("RioCan Joint Venture") to develop and acquire outlet centers in Canada. Under the agreement, any projects developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services to the venture and RioCan has agreed to provide development and property management services.

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

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center will contain approximately 316,000 square feet and will feature approximately 80 brand name and designer outlet stores. The center is currently expected to open in the fourth quarter of 2014.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 385,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of June 30, 2014, our equity contributions totaled $33.3 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

In May 2014, the joint venture closed on a $97.7 million interest only mortgage loan with a rate of LIBOR + 1.65% and a maturity date of May 21, 2017, with the option for two, one year extensions.

Westgate, Glendale, Arizona

During the second quarter of 2014, Westgate began a 65,000 square foot expansion of the existing property which is expected to open in time for the 2014 holiday season. The expansion is being substantially funded by amounts available under the amended Westgate mortgage loan which had its maximum borrowing capacity increased from $48.3 million to $62.0 million in May 2014.

Debt of unconsolidated joint ventures

The following table details the debt maturities of the unconsolidated joint ventures as of June 30, 2014 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Galveston/Houston	$65.0	July 2017	LIBOR + 1.50%
National Harbor	$62.0	May 2016	LIBOR + 1.65%
RioCan Canada	$17.5	June 2015 and May 2020	5.10% to 5.75%
Savannah	$—	May 2017	LIBOR + 1.65%
Westgate	$45.8	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Fee:
Development and leasing	$70	$(81)	$78	$(12)
Loan Guarantee	146	40	187	80
Management	438	504	846	1,001
Marketing	104	99	213	208
Total Fees	$758	$562	$1,324	$1,277

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

SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations

Funds From Operations ("FFO") represents income before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization of real estate assets, impairment losses on depreciable real estate of consolidated real estate and after adjustments for unconsolidated partnerships and joint ventures, including depreciation and amortization, and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures.

FFO is intended to exclude historical cost depreciation of real estate as required by United States Generally Accepted Accounting Principles ("GAAP") which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
FUNDS FROM OPERATIONS
Net income	$19,895	$17,776	$35,335	$34,005
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	24,782	21,867	50,484	43,910
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,403	3,431	5,008	6,604
Funds from operations (FFO)	47,080	43,074	90,827	84,519
FFO attributable to noncontrolling interests in other consolidated partnerships	(37)	(66)	(77)	(73)
Allocation of FFO to participating securities (1)	(949)	(461)	(1,813)	(887)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$46,094	$42,547	$88,937	$83,559
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,989	98,955	98,890	98,859
Dilutive funds from operations per share	$0.47	$0.43	$0.90	$0.85
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	98,989	98,955	98,890	98,859
Dilutive funds from operations per unit	$0.47	$0.43	$0.90	$0.85

(1)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014 which vest on December 31, 2014. The restricted common shares will be considered participating securities through the vesting date.

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

Adjusted Funds From Operations

We present Adjusted Funds From Operations ("AFFO") as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$47,080	$43,074	$90,827	$84,519
Adjusted for non-core items:
Abandoned pre-development costs	—	—	1,596	—
Acquisition costs	—	252	7	431
AFFO adjustments from unconsolidated joint ventures (1)	—	330	—	541
Adjusted funds from operations (AFFO)	47,080	43,656	92,430	85,491
AFFO attributable to noncontrolling interests in other consolidated partnerships	(37)	(66)	(77)	(73)
Allocation of AFFO to participating securities (2)	(949)	(468)	(1,846)	(898)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$46,094	$43,122	$90,507	$84,520
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (3) (4)	98,989	98,955	98,890	98,859
Dilutive adjusted funds from operations per share	$0.47	$0.44	$0.92	$0.85
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (3)	98,989	98,955	98,890	98,859
Dilutive adjusted funds from operations per unit	$0.47	$0.44	$0.92	$0.85

(1)	Includes our share of acquisition costs and abandoned development costs.

(2)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014 which vest on December 31, 2014. The restricted common shares will be considered participating securities through the vesting date.

(3)	Includes the dilutive effect of options, restricted common shares not considered participating securities, and notional units.

(4)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

Same Center Net Operating Income - Cash Basis

We present Same Center Net Operating Income - Cash Basis (“Same Center NOI - Cash Basis”) as a supplemental measure of our performance. We define Same Center NOI - Cash Basis as total operating revenues less property operating expenses for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. Same Center NOI - Cash Basis also excludes non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels as well as any terminations rents recognized during the periods presented.

Same Center NOI - Cash Basis is used by industry analysts, investors and management to measure operating performance of our properties because it provides a performance measure directly related to the revenues and expenses involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI - Cash Basis excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center Net Operating Income, and accordingly, our Same Center NOI - Cash Basis may not be comparable to other REITs.

Same Center NOI - Cash Basis should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other non-property income and losses, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations.

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
SAME CENTER NET OPERATING INCOME - CASH BASIS
Income before equity in earnings of unconsolidated joint ventures	$18,107	$17,273	$31,614	$32,912
Interest expense	14,582	12,583	29,502	25,459
Operating income	32,689	29,856	61,116	58,371
Adjusted to exclude:
Depreciation and amortization	25,197	22,172	51,260	44,460
Other non-property income and losses	(1,685)	(1,004)	(3,507)	(2,360)
Acquisition costs	—	252	7	431
Abandoned pre-development costs	—	—	1,596	—
General and administrative expenses	10,761	9,914	21,483	19,486
Non-cash adjustments and termination rents (1)	(1,169)	(1,406)	(3,038)	(2,720)
Non-same center NOI (2)	(2,416)	(391)	(4,096)	(419)
Same Center Net Operating Income - Cash Basis	$63,377	$59,393	$124,821	$117,249

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Excluded from same center NOI:

a.	Gonzales expansion - 40,000 square foot expansion opened during March and April 2013.

b.	Sevierville expansion - 20,000 square foot expansion opened during September 2013.

c.	Deer Park - We acquired a controlling interest in the 749,074 square foot center located in Deer Park, NY on August 30, 2013.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2014, we had approximately 1.6 million square feet, or 14%, of our consolidated portfolio at that time coming up for renewal during 2014. During the first six months of 2014, we renewed approximately 1.0 million square feet of this space at a 17% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 385,000 square feet at a 36% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of June 30, 2014 and 2013, respectively, occupancy at our consolidated centers was 98%.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of June 30, 2014, the fair value of these contracts was $44,000. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of June 30, 2014, approximately 25% of our outstanding debt had a variable interest rate and was therefore subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.5 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at June 30, 2014 and December 31, 2013 was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. A 100 basis point increase from prevailing interest rates at June 30, 2014 and December 31, 2013 would result in a decrease in fair value of total debt of approximately $44.6 million and $46.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of June 30, 2014. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2014. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1*	Employment Agreement for Charles A. Worsham, dated July 17, 2014.

10.2*	Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014).

10.3*	Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 6, 2014

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions

10.1*	Employment Agreement for Charles A. Worsham, dated July 17, 2014.

10.2*	Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014).

10.3*	Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.