Form 10-Q
period 2014-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2014-11-03
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 30, 2014, there were 95,898,445 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term, Company, refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, Operating Partnership, refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,898,445 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,043,583	2,009,971
Construction in progress	75,000	9,433
	2,348,998	2,249,819
Accumulated depreciation	(708,515)	(654,631)
Total rental property, net	1,640,483	1,595,188
Cash and cash equivalents	10,824	15,241
Investments in unconsolidated joint ventures	249,659	140,214
Deferred lease costs and other intangibles, net	146,642	163,581
Deferred debt origination costs, net	9,794	10,818
Prepaids and other assets	82,715	81,414
Total assets	$2,140,117	$2,006,456
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,271 and $5,752, respectively)	$794,729	$794,248
Unsecured term loans (net of discount of $281 and $396, respectively)	267,219	267,104
Mortgages payable (including premiums of $3,224 and $3,799, respectively)	247,240	250,497
Unsecured lines of credit	139,800	16,200
Total debt	1,448,988	1,328,049
Construction trade payables	23,216	9,776
Accounts payable and accrued expenses	56,011	49,686
Deferred financing obligation	28,388	28,388
Other liabilities	29,300	32,962
Total liabilities	1,585,903	1,448,861
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,898,445 and 94,505,685 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	959	945
Paid in capital	801,363	788,984
Accumulated distributions in excess of net income	(276,218)	(265,242)
Accumulated other comprehensive loss	(7,382)	(2,428)
Equity attributable to Tanger Factory Outlet Centers, Inc.	518,722	522,259
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	27,595	28,432
Noncontrolling interests in other consolidated partnerships	7,897	6,904
Total equity	554,214	557,595
Total liabilities and equity	$2,140,117	$2,006,456

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Base rentals	$69,612	$64,301	$204,748	$184,591
Percentage rentals	2,634	3,084	6,632	6,956
Expense reimbursements	29,463	27,414	90,457	78,544
Other income	3,588	3,104	8,578	7,516
Total revenues	105,297	97,903	310,415	277,607
Expenses
Property operating	32,798	29,863	102,454	86,819
General and administrative	11,334	9,754	32,817	29,240
Acquisition costs	—	532	7	963
Abandoned pre-development costs	—	—	1,596	—
Depreciation and amortization	25,774	24,223	77,034	68,683
Total expenses	69,906	64,372	213,908	185,705
Operating income	35,391	33,531	96,507	91,902
Interest expense	(13,902)	(12,367)	(43,404)	(37,826)
Casualty gain	329	—	329	—
Gain on previously held interest in acquired joint venture	—	26,002	—	26,002
Income before equity in earnings of unconsolidated joint ventures	21,818	47,166	53,432	80,078
Equity in earnings of unconsolidated joint ventures	2,479	9,014	6,200	10,107
Net income	24,297	56,180	59,632	90,185
Noncontrolling interests in Operating Partnership	(1,252)	(2,787)	(3,083)	(4,435)
Noncontrolling interests in other consolidated partnerships	(42)	(99)	(80)	(129)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$23,003	$53,294	$56,469	$85,621

Basic earnings per common share
Net income	$0.24	$0.56	$0.59	$0.91
Diluted earnings per common share
Net income	$0.24	$0.56	$0.59	$0.90

Dividends paid per common share	$0.240	$0.225	$0.705	$0.660
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$24,297	$56,180	$59,632	$90,185
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(99)	(94)	(293)	(147)
Foreign currency translation adjustments	(5,194)	(79)	(4,546)	124
Change in fair value of cash flow hedges	952	—	(386)	—
Other comprehensive loss	(4,341)	(173)	(5,225)	(23)
Comprehensive income	19,956	56,007	54,407	90,162
Comprehensive income attributable to noncontrolling interests	(1,070)	(2,877)	(2,892)	(4,562)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$18,886	$53,130	$51,515	$85,600
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	85,621	—	85,621	4,435	129	90,185
Other comprehensive loss	—	—	—	(21)	(21)	(2)	—	(23)
Compensation under Incentive Award Plan	—	8,614	—	—	8,614	—	—	8,614
Issuance of 17,600 common shares upon exercise of options	—	332	—	—	332	—	—	332
Issuance of 450,576 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Issuance of 337,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,095	—	—	11,095	(11,095)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(578)	—	—	(578)	—	578	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.66 per share)	—	—	(62,206)	—	(62,206)	—	—	(62,206)
Distributions to noncontrolling interests	—	—	—	—	—	(3,136)	(140)	(3,276)
Balance, September 30, 2013	$945	$785,515	$(262,173)	$1,179	$525,466	$28,615	$6,876	$560,957

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	56,469	—	56,469	3,083	80	59,632
Other comprehensive loss	—	—	—	(4,954)	(4,954)	(271)	—	(5,225)
Compensation under Incentive Award Plan	—	11,458	—	—	11,458	—	—	11,458
Issuance of 46,700 common shares upon exercise of options	—	895	—	—	895	—	—	895
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	37	—	—	37	(37)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	3	—	—	3	—	1,001	1,004
Exchange of 43,331 Operating Partnership units for 43,331 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.705 per share)	—	—	(67,445)	—	(67,445)	—	—	(67,445)
Distributions to noncontrolling interests	—	—	—	—	—	(3,612)	(88)	(3,700)
Balance, September 30, 2014	$959	$801,363	$(276,218)	$(7,382)	$518,722	$27,595	$7,897	$554,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$59,632	$90,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,034	68,683
Amortization of deferred financing costs	1,654	1,795
Abandoned pre-development costs	1,596	—
Casualty gain	(329)	—
Gain on previously held interest in acquired joint venture	—	(26,002)
Equity in earnings of unconsolidated joint ventures	(6,200)	(10,107)
Distributions of cumulative earnings from unconsolidated joint ventures	4,166	4,415
Share-based compensation expense	10,933	8,363
Amortization of debt (premiums) and discounts, net	(273)	(767)
Net amortization (accretion) of market rent rate adjustments	2,250	389
Straight-line rent adjustments	(5,027)	(4,068)
Changes in other assets and liabilities:
Other assets	(1,784)	236
Accounts payable and accrued expenses	4,854	3,857
Net cash provided by operating activities	148,506	136,979
INVESTING ACTIVITIES
Additions to rental property	(92,500)	(40,578)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	(11,271)
Additions to investments in and notes receivable from unconsolidated joint ventures	(114,476)	(140,373)
Proceeds from insurance reimbursements	1,784	—
Additions to non-real estate assets	(933)	(7,768)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,374	45,891
Additions to deferred lease costs	(4,109)	(3,381)
Net cash used in investing activities	(204,860)	(157,480)
FINANCING ACTIVITIES
Cash dividends paid	(67,445)	(62,206)
Distributions to noncontrolling interests in Operating Partnership	(3,612)	(3,136)
Proceeds from debt issuances	410,300	500,003
Repayments of debt	(289,381)	(413,806)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in other consolidated partnerships	(88)	(67)
Proceeds from tax increment financing	2,246	—
Additions to deferred financing costs	(778)	(37)
Proceeds from exercise of options	895	332
Net cash provided by financing activities	52,137	20,558
Effect of foreign currency rate changes on cash and cash equivalents	(200)	90
Net increase (decrease) in cash and cash equivalents	(4,417)	147
Cash and cash equivalents, beginning of period	15,241	10,335
Cash and cash equivalents, end of period	$10,824	$10,482
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Rental property
Land	$230,415	$230,415
Buildings, improvements and fixtures	2,043,583	2,009,971
Construction in progress	75,000	9,433
	2,348,998	2,249,819
Accumulated depreciation	(708,515)	(654,631)
Total rental property, net	1,640,483	1,595,188
Cash and cash equivalents	10,816	14,984
Investments in unconsolidated joint ventures	249,659	140,214
Deferred lease costs and other intangibles, net	146,642	163,581
Deferred debt origination costs, net	9,794	10,818
Prepaids and other assets	82,121	81,165
Total assets	$2,139,515	$2,005,950
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,271 and $5,752, respectively)	$794,729	$794,248
Unsecured term loans (net of discount of $281 and $396, respectively)	267,219	267,104
Mortgages payable (including premiums of $3,224 and $3,799, respectively)	247,240	250,497
Unsecured lines of credit	139,800	16,200
Total debt	1,448,988	1,328,049
Construction trade payables	23,216	9,776
Accounts payable and accrued expenses	55,409	49,180
Deferred financing obligation	28,388	28,388
Other liabilities	29,300	32,962
Total liabilities	1,585,301	1,448,355
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at September 30, 2014 and December 31, 2013	4,883	4,988
Limited partners, 5,101,681 and 5,145,012 Class A units and 94,898,445 and 93,505,685 Class B units outstanding at September 30,2014 and December 31, 2013, respectively	549,380	548,424
Accumulated other comprehensive loss	(7,946)	(2,721)
Total partners' equity	546,317	550,691
Noncontrolling interests in consolidated partnerships	7,897	6,904
Total equity	554,214	557,595
Total liabilities and equity	$2,139,515	$2,005,950
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Base rentals	$69,612	$64,301	$204,748	$184,591
Percentage rentals	2,634	3,084	6,632	6,956
Expense reimbursements	29,463	27,414	90,457	78,544
Other income	3,588	3,104	8,578	7,516
Total revenues	105,297	97,903	310,415	277,607
Expenses
Property operating	32,798	29,863	102,454	86,819
General and administrative	11,334	9,754	32,817	29,240
Acquisition costs	—	532	7	963
Abandoned pre-development costs	—	—	1,596	—
Depreciation and amortization	25,774	24,223	77,034	68,683
Total expenses	69,906	64,372	213,908	185,705
Operating income	35,391	33,531	96,507	91,902
Interest expense	(13,902)	(12,367)	(43,404)	(37,826)
Casualty gain	329	—	329	—
Gain on previously held interest in acquired joint venture	—	26,002	—	26,002
Income before equity in earnings of unconsolidated joint ventures	21,818	47,166	53,432	80,078
Equity in earnings of unconsolidated joint ventures	2,479	9,014	6,200	10,107
Net income	24,297	56,180	59,632	90,185
Noncontrolling interests in consolidated partnerships	(42)	(99)	(80)	(129)
Net income available to partners	24,255	56,081	59,552	90,056
Net income available to limited partners	24,012	55,510	58,952	89,138
Net income available to general partner	$243	$571	$600	$918

Basic earnings per common unit:
Net income	$0.24	$0.56	$0.59	$0.91
Diluted earnings per common unit:
Net income	$0.24	$0.56	$0.59	$0.90

Distribution paid per common unit	$0.240	$0.225	$0.705	$0.660
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$24,297	$56,180	$59,632	$90,185
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(99)	(94)	(293)	(147)
Foreign currency translation adjustments	(5,194)	(79)	(4,546)	124
Changes in fair value of cash flow hedges	952	—	(386)	—
Other comprehensive loss	(4,341)	(173)	(5,225)	(23)
Comprehensive income	19,956	56,007	54,407	90,162
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(42)	(99)	(80)	(129)
Comprehensive income attributable to the Operating Partnership	$19,914	$55,908	$54,327	$90,033
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	918	89,138	—	90,056	129	90,185
Other comprehensive loss	—	—	(23)	(23)	—	(23)
Compensation under Incentive Award Plan	—	8,614	—	8,614	—	8,614
Issuance of 17,600 common units upon exercise of options	—	332	—	332	—	332
Issuance of 450,576 limited partnership units	—	13,981	—	13,981	—	13,981
Issuance of 332,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(578)	—	(578)	578	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($.66 per common unit)	(660)	(64,682)	—	(65,342)	—	(65,342)
Distributions to noncontrolling interests	—	—	—	—	(140)	(140)
Balance, September 30, 2013	$4,978	$548,019	$1,084	$554,081	$6,876	$560,957

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	600	58,952	—	59,552	80	59,632
Other comprehensive loss	—	—	(5,225)	(5,225)	—	(5,225)
Compensation under Incentive Award Plan	—	11,458	—	11,458	—	11,458
Issuance of 46,700 common units upon exercise of options	—	895	—	895	—	895
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	3	—	3	1,001	1,004
Common distributions ($.705 per common unit)	(705)	(70,352)	—	(71,057)	—	(71,057)
Distributions to noncontrolling interests	—	—	—	—	$(88)	(88)
Balance, September 30, 2014	$4,883	$549,380	$(7,946)	$546,317	$7,897	$554,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$59,632	$90,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,034	68,683
Amortization of deferred financing costs	1,654	1,795
Abandoned pre-development costs	1,596	—
Casualty gain	(329)	—
Gain on previously held interest in acquired joint venture	—	(26,002)
Equity in earnings of unconsolidated joint ventures	(6,200)	(10,107)
Distributions of cumulative earnings from unconsolidated joint ventures	4,166	4,415
Equity-based compensation expense	10,933	8,363
Amortization of debt (premiums) and discounts, net	(273)	(767)
Net amortization (accretion) of market rent rate adjustments	2,250	389
Straight-line rent adjustments	(5,027)	(4,068)
Changes in other assets and liabilities:
Other assets	(1,439)	214
Accounts payable and accrued expenses	4,758	3,895
Net cash provided by operating activities	148,755	136,995
INVESTING ACTIVITIES
Additions to rental property	(92,500)	(40,578)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	(11,271)
Additions to investments in and notes receivable from unconsolidated joint ventures	(114,476)	(140,373)
Proceeds from insurance reimbursements	1,784	—
Additions to non-real estate assets	(933)	(7,768)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,374	45,891
Additions to deferred lease costs	(4,109)	(3,381)
Net cash used in investing activities	(204,860)	(157,480)
FINANCING ACTIVITIES
Cash distributions paid	(71,057)	(65,342)
Proceeds from debt issuances	410,300	500,003
Repayments of debt	(289,381)	(413,806)
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)
Distributions to noncontrolling interests in consolidated partnerships	(88)	(67)
Proceeds from tax increment financing	2,246	—
Additions to deferred financing costs	(778)	(37)
Proceeds from exercise of options	895	332
Net cash provided by financing activities	52,137	20,558
Effect of foreign currency on cash and cash equivalents	(200)	90
Net increase (decrease) in cash and cash equivalents	(4,168)	163
Cash and cash equivalents, beginning of period	14,984	10,295
Cash and cash equivalents, end of period	$10,816	$10,458
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2014, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.6 million square feet. We also had partial ownership interests in 8 outlet centers totaling approximately 2.1 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,898,445 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The operating, development, leasing, and management agreements of Westgate and Savannah provide that the activities that most significantly impact the economic performance of the ventures require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting. Our investment in Westgate was approximately $14.8 million and in Savannah was approximately $46.1 million as of September 30, 2014. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Savannah.

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

4. New Developments of Consolidated Outlet Centers

Foxwoods, Connecticut

In September 2013, we broke ground at Foxwoods Resort Casino in Mashantucket, Connecticut on Tanger Outlets at Foxwoods. We own a two-thirds controlling interest in the joint venture, which is consolidated for financial reporting purposes. To date, we have contributed approximately $45.8 million to the project for construction and development activities. The approximately 314,000 square foot project will be suspended above ground to join the casino floors of the two major hotels located within the resort. We currently expect the property to open in the second quarter of 2015.

Grand Rapids

In July 2014, we purchased land to develop an outlet center in Grand Rapids, Michigan for approximately $8.0 million. We expect this development to be approximately 358,000 square feet with an opening during the second half of 2015.

5. Investments in Unconsolidated Real Estate Joint Ventures
Our investments in unconsolidated joint ventures as of September 30, 2014 and December 31, 2013 aggregated $249.7 million and $140.2 million, respectively. The equity method of accounting is used to account for each of the individual joint ventures. We have the following unconsolidated real estate joint ventures:

As of September 30, 2014
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	398	$38.8	$—
Galveston/Houston	Texas City, TX	50.0%	353	6.2	65.0
National Harbor	National Harbor, MD	50.0%	339	19.8	62.0
RioCan Canada	Various	50.0%	432	119.8	16.6
Savannah (1)	Savannah, GA	50.0%	—	46.1	3.4
Westgate	Glendale, AZ	58.0%	332	14.8	49.8
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.8	—
				$249.7	$221.1

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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Fee:
Development and leasing	$624	$(6)	$702	$57
Loan guarantee	23	40	209	121
Management	470	761	1,316	2,391
Marketing	108	93	321	301
Total Fees	$1,225	$888	$2,548	$2,870

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.0 million and $1.6 million as of September 30, 2014 and December 31, 2013) are amortized over the various useful lives of the related assets.

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project, which features approximately 90 brand name and designer stores, opened on July 31, 2014.

As of September 30, 2014, we and our partner had each contributed approximately $38.0 million in cash to the joint venture to fund development activities. We provided development services to the project; and with our partner, are jointly providing leasing services. Our partner is providing property management and marketing services to the center.

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

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center opened on October 17, 2014 and contains approximately 316,000 square feet and features approximately 80 brand name and designer outlet stores. As of September 30, 2014, we and our co-owner had each contributed $51.3 million in cash to fund development activities on these two projects.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 377,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of September 30, 2014, our equity contributions totaled $45.4 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the center.

In May 2014, the joint venture closed on a $97.7 million interest only mortgage loan with a rate of LIBOR + 1.65% and a maturity date of May 21, 2017, with the option for two, one year extensions. As of September 30, 2014 the balance on the loan was $3.4 million.

Westgate, Glendale, Arizona

During the second quarter of 2014, Westgate began a 78,000 square foot expansion of the existing property which is expected to open in time for the 2014 holiday season. The expansion is being substantially funded by amounts available under the amended Westgate mortgage loan which had its maximum borrowing capacity increased from $48.3 million to $62.0 million in May 2014. We provide property management, construction supervision, leasing and marketing services to the joint venture.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2014	December 31, 2013
Assets
Land	$73,864	$66,020
Buildings, improvements and fixtures	394,399	327,972
Construction in progress, including land	198,694	86,880
	666,957	480,872
Accumulated depreciation	(42,011)	(29,523)
Total rental property, net	624,946	451,349
Cash and cash equivalents	34,926	22,704
Deferred lease costs, net	22,021	19,281
Deferred debt origination costs, net	2,746	1,737
Prepaids and other assets	11,558	9,107
Total assets	$696,197	$504,178
Liabilities and Owners' Equity
Mortgages payable	$221,079	$202,688
Construction trade payables	19,343	19,370
Accounts payable and other liabilities	19,611	8,540
Total liabilities	260,033	230,598
Owners' equity	436,164	273,580
Total liabilities and owners' equity	$696,197	$504,178

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2014	2013	2014	2013
Revenues	$19,969	$29,013	$52,803	$70,961
Expenses
Property operating	7,292	7,808	20,562	25,440
General and administrative	198	629	354	962
Acquisition costs	—	19	—	474
Abandoned development costs	472	19	472	153
Depreciation and amortization	5,831	6,232	15,369	21,200
Total expenses	13,793	14,707	36,757	48,229
Operating income	6,176	14,306	16,046	22,732
Gain on early extinguishment of debt	—	13,820	—	13,820
Interest expense	(1,316)	(2,840)	(3,925)	(10,406)
Net income	$4,860	$25,286	$12,121	$26,146

The Company and Operating Partnership's share of:
Net income	$2,479	$9,014	$6,200	$10,107
Depreciation and impairment charge (real estate related)	$3,040	$2,861	$8,048	$9,465

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of September 30, 2014 and December 31, 2013, the Operating Partnership had amounts outstanding on these lines of credit totaling $139.8 million and $16.2 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011. As of September 30, 2014, the amounts outstanding on the term loan and mortgage were $250.0 million and $17.9 million, respectively.

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2014		December 31, 2013
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$250,000	$(128)	$250,000	$(211)
Senior notes	6.125%	June 2020	300,000	(1,325)	300,000	(1,469)
Senior notes	3.875%	December 2023	250,000	(3,818)	250,000	(4,072)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	46,645	3,793	48,535	4,091
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,240)	150,000	(1,478)
Hershey (1)	5.17%-8.00%	August 2015	29,450	548	29,970	993
Ocean City (1)	5.24%	January 2016	17,921	123	18,193	193
Note payable (1)	1.50%	June 2016	10,000	(281)	10,000	(396)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	November 2015	139,800	—	16,200	—
			$1,451,316	$(2,328)	$1,330,398	$(2,349)

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

Certain of our properties, which had a net book value of approximately $531.8 million at September 30, 2014 and $566.7 million at December 31, 2013, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.

The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2014, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2014 are as follows (in thousands):

Calendar Year	Amount
2014	$921
2015	282,343
2016	30,283
2017	150,308
2018	153,183
Thereafter	834,278
Subtotal	1,451,316
Net discount	(2,328)
Total	$1,448,988

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2014	December 31, 2013
Assets:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$321	$455
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	343	440
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	332	487
Total		$150,000			$996	$1,382

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Location of Reclassification from Accumulated OCI Into Income

		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative		$952	$—	$(386)	$—

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$99	$94	$293	$276

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. The unamortized balance of the settled agreements as of September 30, 2014 and December 31, 2013 was approximately $447,000 and $741,000, respectively. As of September 30, 2014, we expect approximately $412,000 of deferred gains on derivative instruments in accumulated other comprehensive income to be reclassified into earnings during the next twelve months.

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$996	$—	$996	$—
Total assets	$996	$—	$996	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2013:
Assets:
Interest rate swaps (prepaids and other assets)	$1,382	$—	$1,382	$—
Total assets	$1,382	$—	$1,382	$—

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at September 30, 2014 and December 31, 2013, was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

10. Commitments and Contingencies

During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. As a result, we wrote off the damaged assets which had a net book value of approximately $455,000 and incurred approximately $600,000 of demolition costs. Further, to the extent that the Company's insurance settlement proceeds are in excess of the amounts written off, we will record a gain on insurance settlement in the period that all releases and contingencies are resolved. In the third quarter of fiscal 2014, we recorded a casualty gain of $329,000, reflecting our receipt of replacement insurance proceeds in excess of the net book value written off and demolition costs incurred. Through September 30, 2014, we received approximately $1.3 million in insurance proceeds related to our property damage claim. We expect to receive total proceeds of approximately $1.8 million to $2.3 million, which would result in a gain of approximately $800,000 to $1.3 million.

11. Shareholders' Equity of the Company

Throughout the first nine months of 2014, Non-Company LPs exchanged a total of 43,331 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,101,681 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

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

The following table sets forth the changes in outstanding partnership units for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Issuance of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(43,331)	43,331	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	46,700	46,700
Balance September 30, 2014	1,000,000	5,101,681	94,898,445	100,000,126

13. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$23,003	$53,294	$56,469	$85,621
Less allocation of earnings to participating securities	(481)	(609)	(1,391)	(932)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,522	$52,685	$55,078	$84,689
Denominator
Basic weighted average common shares	93,834	93,368	93,741	93,278
Effect of notional units	—	856	—	841
Effect of outstanding options and certain restricted common shares	67	76	70	91
Diluted weighted average common shares	93,901	94,300	93,811	94,210
Basic earnings per common share:
Net income	$0.24	$0.56	$0.59	$0.91
Diluted earnings per common share:
Net income	$0.24	$0.56	$0.59	$0.90

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vest on December 31, 2014 and will be considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three months ended September 30, 2014, 273,500 options were excluded from the computation and for the three months ended September 30, 2013 no options were excluded from the computation. For the nine months ended September 30, 2014, 273,500 options were excluded from the computation and for the nine months ended September 30, 2013, 200 options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator
Net income attributable to partners of the Operating Partnership	$24,255	$56,081	$59,552	$90,056
Less allocation of earnings to participating securities	(482)	(609)	(1,392)	(933)
Net income available to common unitholders of the Operating Partnership	$23,773	$55,472	$58,160	$89,123
Denominator
Basic weighted average common units	98,936	98,246	98,860	98,072
Effect of notional units	—	856	—	841
Effect of outstanding options and restricted common units	67	76	70	91
Diluted weighted average common units	99,003	99,178	98,930	99,004
Basic earnings per common unit:
Net income	$0.24	$0.56	$0.59	$0.91
Diluted earnings per common unit:
Net income	$0.24	$0.56	$0.59	$0.90

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vest on December 31, 2014 and will be considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended September 30, 2014, 273,500 units were excluded from the computation and for the three months ended September 30, 2013 no options were excluded from the computation. For the nine months ended September 30, 2014, 273,500 units were excluded from the computation and for the nine months ended September 30, 2013, 200 options were excluded from the computation.

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

In February 2014, the Company granted 282,500 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2014 is $32.02 which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 2.8%; expected life of 7 years; expected volatility of 32%; a risk-free rate of 2.46%; and forfeiture rates of 3.0% to 13.5% dependent upon the employee's position within the Company.

During February 2014, the Company issued 373,960 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $27.90 to $33.82 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For the restricted shares issued to our chief executive officer, the restricted share agreement requires him to hold the shares for a minimum of three years following each vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted common shares	$2,540	$2,141	$7,406	$6,162
Notional unit performance awards	1,125	778	3,184	2,069
Options	116	45	343	132
Total share-based compensation	$3,781	$2,964	$10,933	$8,363

Share-based compensation expense capitalized as a part of rental property and deferred lease costs for the three months ended September 30, 2014 and 2013 was $184,000 and $116,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $525,000 and $251,000, respectively.

16. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)
Amortization of cash flow hedges	—	(94)	(94)	—	(5)	(5)
Unrealized loss on foreign currency translation adjustments	(4,926)	—	(4,926)	(268)	—	(268)
Change in fair value of cash flow hedges	—	903	903	—	49	49
Balance September 30, 2014	$(8,900)	$1,518	$(7,382)	$(490)	$(74)	$(564)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Amortization of cash flow hedges	—	(278)	(278)	—	(15)	(15)
Unrealized loss on foreign currency translation adjustments	(4,310)	—	(4,310)	(236)	—	(236)
Change in fair value of cash flow hedges	—	(366)	(366)	—	(20)	(20)
Balance September 30, 2014	$(8,900)	$1,518	$(7,382)	$(490)	$(74)	$(564)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2013 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2013	$312	$1,031	$1,343	$15	$(101)	$(86)
Amortization of cash flow hedges	—	(89)	(89)	—	(5)	(5)
Unrealized loss on foreign currency translation adjustments	(75)	—	(75)	(4)	—	(4)
Balance September 30, 2013	$237	$942	$1,179	$11	$(106)	$(95)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2012	$(5)	$1,205	$1,200	$—	$(93)	$(93)
Amortization of cash flow hedges	—	(263)	(263)	—	(13)	(13)
Unrealized gain on foreign currency translation adjustments	119	—	119	5	—	5
Realized loss on foreign currency	123	—	123	6	—	6
Balance September 30, 2013	$237	$942	$1,179	$11	$(106)	$(95)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2014 and September 30, 2013, respectively (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of cash flow hedges	$(94)	$(89)	$(278)	$(263)	Interest expense
Realized loss on foreign currency	$—	$—	$—	$123	Interest expense

17. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2014 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2014	$(4,196)	$591	$(3,605)
Amortization of cash flow hedges	—	(99)	(99)
Unrealized loss on foreign currency translation adjustments	(5,194)	—	(5,194)
Change in fair value of cash flow hedges	—	952	952
Balance September 30, 2014	$(9,390)	$1,444	$(7,946)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Amortization of cash flow hedges	—	(293)	(293)
Unrealized loss on foreign currency translation adjustments	(4,546)	—	(4,546)
Change in fair value of cash flow hedges	—	(386)	(386)
Balance September 30, 2014	$(9,390)	$1,444	$(7,946)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2013 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2013	$327	$930	$1,257
Amortization of cash flow hedges	—	(94)	(94)
Unrealized loss on foreign currency translation adjustments	(79)	—	(79)
Balance September 30, 2013	$248	$836	$1,084

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(5)	$1,112	$1,107
Amortization of cash flow hedges	—	(276)	(276)
Unrealized gain on foreign currency translation adjustments	124	—	124
Realized loss on foreign currency	129	—	129
Balance September 30, 2013	$248	$836	$1,084

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of cash flow hedges	$(99)	$(94)	$(293)	$(276)	Interest expense
Realized loss on foreign currency	$—	$—	$—	$129	Interest expense

18. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in construction trade payables as of September 30, 2014 and 2013 amounted to $23.2 million and $5.3 million, respectively. Additionally, additions to rental property excludes $1.0 million in equity contributions made by our noncontrolling interest partner related to pre-development costs at our Foxwoods outlet center, which is currently under development.

19. New Accounting Standards

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current U.S. GAAP, companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented.The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The impact of the adoption of ASU No. 2014-08 on our consolidated financial statements will be based on any future disposal activity.

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

20. Subsequent Events

In September 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 247,000 square foot outlet center. A portion of the cash paid to the buyer was evidenced by a $6.2 million loan, which is included in other assets in the consolidated balance sheets, collateralized by their remaining ownership interest in the property. On October 30, 2014, the loan was canceled in exchange for this remaining ownership interest in the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated liquidity and working capital; new outlet center developments; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with debt financing; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

General Overview

At September 30, 2014, we had 37 consolidated outlet centers in 24 states totaling 11.6 million square feet. The table below details our development activities at consolidated centers that significantly impacted our results of operations and liquidity from January 1, 2013 to September 30, 2014.

Center	Date Acquired/Opened/Disposed/Demolished	Square Feet (in 000's)	Centers	States
As of January 1, 2013		10,737	36	24
Expansion:
Gonzales, LA	First and second quarters 2013	40	—	—
Sevierville, TN	Third quarter 2013	19	—	—
Acquisition:
Deer Park, NY (1)	Third quarter 2013	742	1	—
Other		(1)
As of December 31, 2013		11,537	37	24
Expansion:
Charleston, SC	Second quarter 2014	17	—	—
Other		3	—	—
As of September 30, 2014		11,557	37	24

(1)	The Company acquired a controlling interest in the Deer Park, NY center on August 30, 2013.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2014. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	749,074	95
Riverhead, New York (1)	729,734	98
Rehoboth Beach, Delaware (1)	564,593	98
Foley, Alabama	557,014	96
Atlantic City, New Jersey (1)	489,706	90
San Marcos, Texas	441,821	99
Sevierville, Tennessee (1)	438,335	100
Myrtle Beach Hwy 501, South Carolina	425,247	98
Jeffersonville, Ohio	411,776	97
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Charleston, South Carolina	382,117	99
Pittsburgh, Pennsylvania	372,958	100
Commerce II, Georgia	371,408	99
Locust Grove, Georgia	321,070	100
Howell, Michigan	319,289	98
Mebane, North Carolina	318,910	99
Gonzales, Louisiana	318,666	100
Branson, Missouri	302,922	100
Park City, Utah	298,391	100
Westbrook, Connecticut	289,898	95
Williamsburg, Iowa	277,230	100
Lincoln City, Oregon	270,212	98
Lancaster, Pennsylvania	254,002	100
Tuscola, Illinois	250,439	87
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	98
Hilton Head II, South Carolina	206,544	100
Fort Myers, Florida	198,877	90
Ocean City, Maryland (1)	198,840	99
Terrell, Texas	177,800	100
Hilton Head I, South Carolina	177,199	99
Barstow, California	171,300	100
West Branch, Michigan	112,570	94
Blowing Rock, North Carolina	104,154	97
Nags Head, North Carolina	82,161	100
Kittery I, Maine	51,737	93
Kittery II, Maine	24,619	100
Totals	11,556,602	98

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Charlotte, North Carolina (50% owned)	398,314	99
Texas City, Texas (50% owned)	352,705	100
Washington D.C. (50% owned)	338,786	100
Glendale, Arizona (58% owned)	331,744	100
Wisconsin Dells, Wisconsin (50% owned)	265,086	100
Bromont, Quebec (50% owned)	161,449	81
Cookstown, Ontario (50% owned)	155,302	95
Saint-Sauveur, Quebec (50% owned)	115,697	100
Total	2,119,083

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Nine months ended September 30, 2014
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	133	470	$32.55	$39.79	8.94	$28.10
Renewal	239	1,130	$22.85	$0.24	4.59	$22.80

	Nine months ended September 30, 2013
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	154	510	$30.57	$40.69	8.68	$25.88
Renewal	306	1,457	$23.61	$0.90	4.81	$23.42

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

NET INCOME
Net income decreased $31.9 million in the 2014 period to $24.3 million as compared to $56.2 million for the 2013 period. The decrease in net income was primarily due to a 26.0 million gain on a previously held interest in an acquired joint venture recorded in the third quarter of fiscal 2013. Previously we owned a one-third interest in the Deer Park, NY property which was accounted for using the equity method of accounting. The acquisition of our controlling interest on August 30, 2013 required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

In addition equity in earnings in unconsolidated joint ventures was higher in 2013 primarily due to transactions at the Deer Park property prior to our acquisition of an additional one-third interest. As a part of the refinance of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million.

BASE RENTALS
Base rentals increased $5.3 million, or 8%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Base rentals from existing properties	$64,134	$62,342	$1,792
Base rentals from 2013 acquisition	5,980	2,044	3,936
Termination fees	121	36	85
Amortization of above and below market rent adjustments, net	(623)	(121)	(502)
	$69,612	$64,301	$5,311

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansion at our Sevierville and Charleston centers.

At September 30, 2014, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $8.7 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively. The change in the amortization of above and below market lease values was attributable to the market lease values recorded from the 2013 acquisition.

PERCENTAGE RENTALS
Percentage rentals decreased $450,000, or 15%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Percentage rentals from existing properties	$2,456	$3,055	$(599)
Percentage rentals from 2013 acquisition	178	29	149
	$2,634	$3,084	$(450)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels ("contractual breakpoints"). The decrease in percentage rentals is primarily a function of tenants renewing leases with higher base rents, and accordingly, higher contractual breakpoints. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2014 increased approximately 1% to $387 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.0 million, or 7%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Change
Expense reimbursements from existing properties	$26,737	$26,257	$480
Expense reimbursements from 2013 acquisition	2,710	1,157	1,553
Termination fees allocated to expense reimbursements	16	—	16
	$29,463	$27,414	$2,049

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income increased $484,000, or 16%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Change
Other income from existing properties	$2,204	$2,157	$47
Other income from 2013 acquisition	159	59	100
Fees recognized from unconsolidated joint ventures	1,225	888	337
	$3,588	$3,104	$484

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.9 million, or 10%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Change
Property operating expenses from existing properties	$28,865	$28,027	$838
Property operating expenses from 2013 acquisition	3,933	1,836	2,097
	$32,798	$29,863	$2,935

Property operating expenses increased at existing properties due to increases in mall office operating costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.6 million, or 16%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 issuance of restricted common shares to directors and certain officers of the Company, the grant of performance shares to executive officers and the grant of options to certain employees. Also, the 2014 period included higher payroll related expenses on a comparative basis to the 2013 period due to the addition of new employees since October 1, 2013, higher travel costs and higher legal fees related to the establishment of new joint ventures.

ACQUISITION COSTS
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $1.6 million, or 6%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Change
Depreciation and amortization expenses from existing properties	$22,162	$22,351	$(189)
Depreciation and amortization expenses from 2013 acquisition	3,612	1,872	1,740
	$25,774	$24,223	$1,551

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $1.5 million or 12%, in the 2014 period compared to the 2013 period, primarily due to the acquisition of the additional ownership interest in Deer Park. With the acquisition of the additional ownership interest in Deer Park, we consolidated the property during the 2014 period with all of the property's debt being reflected on our consolidated balance sheet and the associated interest expense being reflected in interest expense on our consolidated operating statements. In addition, we issued $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the 4th quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%.

CASUALTY GAIN
During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement of the replacement cost for the damage done to this property. In the third quarter of fiscal 2014, we recorded a casualty gain of $329,000, reflecting our receipt of replacement insurance proceeds in excess of the total of the net book value written off and demolition costs incurred.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
In August 2013, we acquired an additional one-third ownership interest in the Deer Park property, bringing our total ownership to a two-thirds interest. With the acquisition of a controlling interest, we have consolidated the property for financial reporting purposes since the acquisition date. Using the step acquisition approach, we recorded a gain of approximately $26.0 million, representing the difference between the carrying value and the fair market value of our original equity interest. The carrying value of our original investment in the property had been reduced over time as a result of recognizing our share of the losses generated by the property under the equity method of accounting. The losses were generally the result of depreciation and amortization expense exceeding earnings before depreciation. In addition, a significant portion of our original investment was returned during the period in which we held the investment due to distributions made to the owners from (1) proceeds received when permanent financing was put in place, (2) proceeds received from the settlement of a lawsuit, and (3) cash on hand immediately prior to our acquisition. Accordingly, a substantial portion of the fair value of our equity interest was recognized as a gain due to the low cost basis of our equity investment balance in the property.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $6.5 million in the 2014 period compared to the 2013 period. The decrease is primarily due to transactions at the Deer Park property in 2013 prior to our acquisition of an additional one-third interest in the property and its subsequent consolidation for financial reporting purposes. As a part of the refinance of the debt at Deer Park in August 2013, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. This decrease is partially offset by the incremental equity in earnings from the National Harbor outlet center and Charlotte outlet center which opened during the fourth quarter of 2013 and the third quarter of 2014, respectively.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

NET INCOME
Net income decreased $30.6 million in the 2014 period to $59.6 million as compared to $90.2 million for the 2013 period. The decrease in net income was primarily due to a $26.0 million gain on a previously held interest in an acquired joint venture recorded in the third quarter of fiscal 2013. Previously we owned a one-third interest in the Deer Park, NY property which was accounted for using the equity method of accounting. The acquisition of our controlling interest on August 30, 2013 required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

In addition equity in earnings in unconsolidated joint ventures was higher in 2013 primarily due to transactions at the Deer Park property prior to our acquisition of an additional one-third interest. As a part of the refinance of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million.

BASE RENTALS
Base rentals increased $20.2 million, or 11%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Change
Base rentals from existing properties	$188,756	$182,409	$6,347
Base rentals from 2013 acquisition	17,105	2,044	15,061
Termination fees	796	186	610
Amortization of above and below market rent adjustments, net	(1,909)	(48)	(1,861)
	$204,748	$184,591	$20,157

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansions at our Gonzales, Sevierville and Charleston centers.

Termination fees increased compared to the 2014 period due to a tenant that exited the outlet industry and terminated their leases prior to the end of their contractual obligation.

At September 30, 2014, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $8.7 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. The change in the amortization of above and below market lease values was attributable to the market lease values recorded from the 2013 acquisition.

PERCENTAGE RENTALS
Percentage rentals decreased $324,000, or 5%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2,014	2,013	Change
Percentage rentals from existing properties	$6,408	$6,927	$(519)
Percentage rentals from 2013 acquisition	224	29	195
	$6,632	$6,956	$(324)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily a function of tenants renewing leases with higher base rents, and accordingly, higher contractual breakpoints. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended September 30, 2014 increased approximately 1% to $387 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $11.9 million, or 15%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Change
Expense reimbursements from existing properties	$81,938	$77,299	$4,639
Expense reimbursements from 2013 acquisition	8,152	1,157	6,995
Termination fees allocated to expense reimbursements	367	88	279
	$90,457	$78,544	$11,913

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate.

OTHER INCOME
Other income increased $1.1 million, or 14%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Change
Other income from existing properties	$5,618	$4,587	$1,031
Other income from 2013 acquisition	412	59	353
Fees recognized from unconsolidated joint ventures	2,548	2,870	(322)
	$8,578	$7,516	$1,062

Other income increased primarily due to increases in vending income. The decrease in fees recognized from unconsolidated joint ventures was due to management and marketing fees received from our Deer Park outlet center in 2013, prior to the outlet center becoming consolidated for financial reporting purposes in August 2013, offset by increases in fees received from the National Harbor outlet center.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $15.6 million, or 18%, in the 2014 period as compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Change
Property operating expenses from existing properties	$90,054	$84,983	$5,071
Property operating expenses from 2013 acquisition	12,400	1,836	10,564
	$102,454	$86,819	$15,635

Property operating expenses increased at existing properties due to increases in mall office operating costs, snow removal costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $3.6 million, or 12%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 issuance of restricted shares to directors and certain officers of the Company, the grant of performance shares under a new long term incentive plan and the grant of options to certain employees. Also, the 2014 period included higher payroll related expenses on a comparative basis to the 2013 period due to the addition of new employees since October 1, 2013, higher travel costs and higher legal fees related to the establishment of new joint ventures.

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $8.4 million, or 12%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Change
Depreciation and amortization expenses from existing properties	$65,511	$66,811	$(1,300)
Depreciation and amortization expenses from 2013 acquisition	11,523	1,872	9,651
	$77,034	$68,683	$8,351

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased approximately $5.6 million, or 15%, in the 2014 period compared to the 2013 period, primarily due to the acquisition of the additional ownership interest in Deer Park. With the acquisition of the additional interest in Deer Park, we consolidated the property during the 2014 period with all of the property's debt being reflected on our consolidated balance sheet and the associated interest expense being reflected in interest expense on our consolidated operating statements. In addition, we issued $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the 4th quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%.

CASUALTY GAIN
During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. In the third quarter of fiscal 2014, we recorded a casualty gain of $329,000 reflecting our receipt of replacement insurance proceeds in excess of the total of the net book value written off and demolition costs incurred.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
In August 2013, we acquired an additional one-third ownership interest in the Deer Park property, bringing our total ownership to a two-thirds interest. With the acquisition of a controlling interest, we have consolidated the property for financial reporting purposes since the acquisition date. Using the step acquisition approach, we recorded a gain of approximately $26.0 million, representing the difference between the carrying value and the fair market value of our original equity interest. The carrying value of our original investment in the property had been reduced over time as a result of recognizing our share of the losses generated by the property under the equity method of accounting. The losses were generally the result of depreciation and amortization expense exceeding earnings before depreciation. In addition, a significant portion of our original investment was returned during the period in which we held the investment due to distributions made to the owners from (1) proceeds received when permanent financing was put in place, (2) proceeds received from the settlement of a lawsuit, and (3) cash on hand immediately prior to our acquisition. Accordingly, a substantial portion of the fair value of our equity interest was recognized as a gain due to the low cost basis of our equity investment balance in the property.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $3.9 million in the 2014 period compared to the 2013 period. The decrease is primarily due to transactions at the Deer Park property in 2013 prior to our acquisition of an additional one-third interest in the property and its subsequent consolidation for financial reporting purposes. As a part of the refinance of the debt at Deer Park in August 2013, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. This decrease is partially offset by the incremental equity in earnings from the National Harbor outlet center and Charlotte outlet center which opened during the fourth quarter of 2013 and the third quarter of 2014, respectively.

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

On October 9, 2014, the Company's Board of Directors declared a $.24 cash dividend per common share payable on November 14, 2014 to each shareholder of record on October 30, 2014, and caused a $.24 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$148,755	$136,995	$11,760
Net cash used in investing activities	(204,860)	(157,480)	(47,380)
Net cash provided by financing activities	52,137	20,558	31,579
Effect of foreign currency rate changes on cash and equivalents	(200)	90	(290)
Net decrease in cash and cash equivalents	$(4,168)	$163	$(4,331)

Operating Activities

Cash provided by operating activities during 2014 was positively impacted by an increase in operating income throughout the consolidated portfolio and the acquisition of a controlling interest in our Deer Park property in August 2013. We have consolidated the Deer Park property's financial results since the acquisition date.

Investing Activities

Cash used related to our additions to rental property was higher in the 2014 period compared to the 2013 period due primarily to ongoing construction of our Grand Rapids, Michigan and Foxwoods, Connecticut outlet centers, as well as expansions and renovations at existing centers.

Cash used in 2014 related to our investments in and notes receivable from unconsolidated joint ventures, was primarily for the new center developments in Savannah, Georgia; Charlotte, North Carolina and Ottawa, Ontario and the expansion of the outlet center in Cookstown, Ontario. However, cash used for investments in and notes receivable from unconsolidated joint ventures was higher in the 2013 period compared to the 2014 period due primarily to a loan of approximately $89.5 million to the Deer Park joint venture representing the remaining amount necessary to repay mortgage and mezzanine loans. This impact was partially offset by additional cash received from other unconsolidated joint ventures that represented a return of investment, the most significant of which related to the Galveston/Houston joint venture. This venture closed on a mortgage loan totaling $65.0 million and distributed the proceeds equally to the partners.

Financing Activities

The increase in cash provided by financing activities was primarily due to the additional financing proceeds needed to fund the investments at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above. This increase was offset by an increase in the quarterly dividends paid to our common shareholders and the distributions to the noncontrolling interests in the Operating Partnership .

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2014	2013	Change
Capital expenditures analysis:
New center developments	$67,818	$13,690	$54,128
Major center renovations	14,657	3,840	10,817
Second generation tenant allowances	8,824	11,762	(2,938)
Other capital expenditures	14,641	9,474	5,167
	105,940	38,766	67,174
Conversion from accrual to cash basis	(13,440)	1,812	(15,252)
Additions to rental property-cash basis	$92,500	$40,578	$51,922

•
New center development expenditures, which includes first generation tenant allowances, included construction expenditures for our centers in Grand Rapids, Michigan and at the Foxwoods Resort and Casino in Connecticut in the 2014 period and expansions at our Charleston, South Carolina, Branson, Missouri, and Park City, Utah centers. The 2013 period included costs for an expansion at our Gonzales, Louisiana and Sevierville, Tennessee centers and the initial development costs associated with the construction of our center at the Foxwoods Resort and Casino in Connecticut.

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

In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We are currently in discussions with a prospective purchaser for the sale of certain of our properties. We can give no assurance that these or other discussions will result in a final agreement or be consummated at a favorable price or at all, or if consummated, will result in an increase in liquidity, net income or FFO.

New Development of Consolidated Outlet Centers

The following table summarizes our development projects as of September 30, 2014:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Foxwoods	314	$376	$118.0	$46.7	2Q 2015
Grand Rapids	358	215	76.8	11.1	3Q 2015

Expansions:
Park City	21	352	7.4	1.9	4Q 2014
Branson	25	304	7.6	2.7	4Q 2014
Total	718	$292	$209.8	$62.4

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

Grand Rapids, Michigan

In July 2014, we purchased land to develop an approximately 358,000 square foot wholly-owned outlet center in Grand Rapids, Michigan for approximately $8.0 million. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Center, Michigan with visibility from both roads. The outlet center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we estimate the outlet center will open in the second half of 2015.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of September 30, 2014:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus	50%	350	$259	$90.7	$1.6	1H 2016
Ottawa	50%	316	333	105.2	83.6	10/17/14
Savannah (1)	50%	377	292	110.1	55.5	2Q 2015

Expansions:
Cookstown	50%	153	426	65.2	48.3	11/07/14
Westgate	58%	78	264	20.6	5.0	4Q 2014
Total		1,274	$308	$391.8	$194.0

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

Financing Arrangements

As of September 30, 2014, unsecured borrowings represented 83% of our outstanding debt and 77% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	49%
Total secured debt to adjusted total assets	<40%	8%
Total unencumbered assets to unsecured debt	>150%	174%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2014 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Charlotte	Charlotte, NC	50.0%	398	$38.8
Galveston/Houston	Texas City, TX	50.0%	353	6.2
National Harbor	National Harbor, MD	50.0%	339	19.8
RioCan Canada	Various	50.0%	432	119.8
Savannah (1)	Savannah, GA	50.0%	—	46.1
Westgate	Glendale, AZ	58.0%	332	14.8
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4
Other			—	1.8
Total			2,119	$249.7

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

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

Charlotte, North Carolina

In May 2013, we formed a 50/50 joint venture for the development of an outlet center in the Charlotte, NC market. Subsequently, during the third quarter of 2013, the joint venture began construction on the outlet center which is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (NC Highway 160), the two major thoroughfares for the city. The approximately 400,000 square foot project, which features approximately 90 brand name and designer stores, opened on July 31, 2014.

As of September 30, 2014, we and our partner had each contributed approximately $38.0 million in cash to the joint venture to fund development activities. We provided development services to the project; and with our partner, are jointly providing leasing services. Our partner is providing property management and marketing services to the center.

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

Also, during the second quarter of 2013, the joint venture purchased land for $28.7 million and broke ground on Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, this center opened on October 17, 2014 and contains approximately 316,000 square feet and features approximately 80 brand name and designer outlet stores.

Savannah, Georgia

In January 2014, we announced our plans to develop Tanger Outlets Savannah through a joint venture arrangement. The center will include approximately 377,000 square feet. The site is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of September 30, 2014, our equity contributions totaled $45.4 million and our partner's equity contribution totaled $7.4 million. Contributions we make in excess of $7.4 million will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the center.

In May 2014, the joint venture closed on a $97.7 million interest only mortgage loan with a rate of LIBOR + 1.65% and a maturity date of May 21, 2017, with the option for two, one year extensions. As of September 30, 2014, the balance on the loan was $3.4 million.

Westgate, Glendale, Arizona

During the second quarter of 2014, Westgate began a 78,000 square foot expansion of the existing property which is expected to open in time for the 2014 holiday season. The expansion is being substantially funded by amounts available under the amended Westgate mortgage loan which had its maximum borrowing capacity increased from $48.3 million to $62.0 million in May 2014. We provide property management, construction supervision, leasing and marketing services to the joint venture.

Debt of unconsolidated joint ventures

The following table details the debt maturities of the unconsolidated joint ventures as of September 30, 2014 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate
Galveston/Houston	$65.0	July 2017	LIBOR + 1.50%
National Harbor	$62.0	May 2016	LIBOR + 1.65%
RioCan Canada	$16.6	June 2015 and May 2020	5.10% to 5.75%
Savannah	$3.4	May 2017	LIBOR + 1.65%
Westgate	$49.8	June 2015	LIBOR + 1.75%
Wisconsin Dells	$24.3	December 2022	LIBOR + 2.25%

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Fee:
Development and leasing	$624	$(6)	$702	$57
Loan Guarantee	23	40	209	121
Management	470	761	1,316	2,391
Marketing	108	93	321	301
Total Fees	$1,225	$888	$2,548	$2,870

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
FUNDS FROM OPERATIONS
Net income	$24,297	$56,180	$59,632	$90,185
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	25,425	23,888	75,909	67,798
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,040	2,861	8,048	9,465
Gain on previously held interest in acquired joint venture	—	(26,002)	—	(26,002)
Funds from operations (FFO)	52,762	56,927	143,589	141,446
FFO attributable to noncontrolling interests in other consolidated partnerships	(62)	(117)	(139)	(190)
Allocation of FFO to participating securities (1)	(1,045)	(614)	(2,858)	(1,501)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$51,655	$56,196	$140,592	$139,755
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,003	99,178	98,930	99,004
Dilutive funds from operations per share	$0.52	$0.57	$1.42	$1.41
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,003	99,178	98,930	99,004
Dilutive funds from operations per unit	$0.52	$0.57	$1.42	$1.41

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$52,762	$56,927	$143,589	$141,446
Adjusted for non-core items:
Abandoned pre-development costs	—	—	1,596	—
Demolition costs		100		140
Acquisition costs	—	532	7	963
Casualty gain	(329)	—	(329)	—
AFFO adjustments from unconsolidated joint ventures (1)	237	(7,962)	237	(7,421)
Adjusted funds from operations (AFFO)	52,670	49,597	145,100	135,128
AFFO attributable to noncontrolling interests in other consolidated partnerships	(62)	(117)	(139)	(190)
Allocation of AFFO to participating securities (2)	(1,043)	(533)	(2,889)	(1,431)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$51,565	$48,947	$142,072	$133,507
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (3) (4)	99,003	99,178	98,930	99,004
Dilutive adjusted funds from operations per share	$0.52	$0.49	$1.44	$1.35
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (3)	99,003	99,178	98,930	99,004
Dilutive adjusted funds from operations per unit	$0.52	$0.49	$1.44	$1.35

(1)	Includes our share of acquisition costs and abandoned development costs.

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

Below is a reconciliation of income before equity in losses of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
SAME CENTER NET OPERATING INCOME - CASH BASIS
Income before equity in earnings of unconsolidated joint ventures	$21,818	$47,166	$53,432	$80,078
Interest expense	13,902	12,367	43,404	37,826
Casualty gain	(329)	—	(329)	—
Gain on previously held interest in acquired joint venture	—	(26,002)	—	(26,002)
Operating income	35,391	33,531	96,507	91,902
Adjusted to exclude:
Depreciation and amortization	25,774	24,223	77,034	68,683
Other non-property income and losses	(1,876)	317	(4,466)	(1,571)
Acquisition costs	—	532	7	963
Abandoned pre-development costs	—	—	1,596	—
General and administrative expenses	11,334	9,754	32,817	29,240
Non-cash adjustments and termination rents (1)	(1,156)	(1,474)	(4,224)	(4,018)
Non-same center NOI (2)	(2,909)	(1,863)	(7,885)	(2,930)
Same Center Net Operating Income - Cash Basis	$66,558	$65,020	$191,386	$182,269

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Excluded from same center NOI:

a.	Gonzales expansion - 40,000 square foot expansion opened during March and April 2013.

b.	Sevierville expansion - 20,000 square foot expansion opened during September 2013.

c.	Deer Park - We acquired a controlling interest in the 749,074 square foot center located in Deer Park, NY on August 30, 2013.

d.	Charleston expansion - 17,000 square foot expansion opened during August 2014.

e.	West Branch - portion of center temporarily closed during 2014 due to damage caused by severe snow storm.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2014, we had approximately 1.6 million square feet, or 14% of our consolidated portfolio at that time, coming up for renewal during 2014. During the first nine months of 2014, we renewed approximately 1.1 million square feet of this space at a 17% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 470,000 square feet at a 35% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of September 30, 2014 and 2013, occupancy at our consolidated centers was 98% and 99%, respectively.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of September 30, 2014, the fair value of these contracts was $1.0 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of September 30, 2014, approximately 27% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $4.0 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at September 30, 2014 and December 31, 2013 was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. A 100 basis point increase from prevailing interest rates at September 30, 2014 and December 31, 2013 would result in a decrease in fair value of total debt of approximately $43.8 million and $46.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of September 30, 2014. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2014. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2014. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

10.1*
Employment Agreement for Charles A. Worsham, dated July 17, 2014. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Quarterly Report Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 3, 2014

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions

10.1*
Employment Agreement for Charles A. Worsham, dated July 17, 2014. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Quarterly Report Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.