Form 10-K
period 2014-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2015-02-24
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $3,421,910,003 based on the closing price on the New York Stock Exchange for such shares on June 30, 2014.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2015 was 95,510,381.

Documents Incorporated By Reference

Part III incorporates certain information by reference from Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2015 Annual Meeting of Shareholders.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,509,781 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2014, our consolidated portfolio consisted of 36 outlet centers, with a total gross leasable area of approximately 11.3 million square feet. These outlet centers were 98% occupied and contained over 2,400 stores, representing approximately 380 store brands. We also had partial ownership interests in 9 outlet centers totaling approximately 2.6 million square feet, including 4 outlet centers in Canada.

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

As of December 31, 2014, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 95,509,781 units of the Operating Partnership and the Non-Company LPs collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

New Development of Consolidated Outlet Centers

Foxwoods, Connecticut

At the Foxwoods Resort Casino in Mashantucket, Connecticut, construction continued throughout 2014 on Tanger Outlets at Foxwoods. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. The outlet center will contain approximately 313,000 square feet and will be suspended above ground to join the casino floors of the two major hotels located within the resort. Along with other various on-site entertainment venues, the casinos attract millions of visitors each year. Construction originally commenced in September 2013 and currently we anticipate the outlet center will open during the second quarter of 2015. As of December 31, 2014, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $45.8 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of December 31, 2014 was $25.2 million.

Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

Grand Rapids, Michigan

In July 2014, we purchased land for approximately $8.0 million and commenced construction on the development of an approximately 350,000  square foot wholly-owned outlet center near Grand Rapids, Michigan. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads. The outlet center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we anticipate the outlet center will open in the second half of 2015. Costs incurred as of December 31, 2014, which have been funded with borrowings under our lines of credit and cash flow from operations, totaled approximately $19.7 million.

Southaven, Mississippi (Memphis)

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 310,000 square foot outlet center. The outlet center will be located less than five miles south of Memphis in Southaven, Mississippi at the northeast quadrant of I-69/55 and Church Road, with visibility on I-69/55. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

Current Portfolio Expansion

During 2014, we completed three expansions at existing properties within our wholly-owned portfolio. In May, we expanded our outlet center in Charleston, South Carolina by approximately 17,000 square feet, bringing the outlet center's total gross leasable area to approximately 382,000 square feet. In November, we expanded our outlet centers in Park City, Utah and Branson, Missouri by a combined 48,000 square feet, bringing the outlet center's total gross leasable area to approximately 320,000 and 330,000 square feet, respectively.

Unconsolidated Real Estate Joint Ventures

Charlotte, North Carolina

In July 2014, we opened a 398,000 square foot outlet center in Charlotte, NC that was developed through, and is owned by, a joint venture formed in May 2013. The outlet center is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (North Carolina Highway 160). Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. The loan balance as of December 31, 2014 was approximately $90.0 million.

National Harbor, Maryland

In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan still carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2014 was approximately $83.7 million.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the outlet center currently contains approximately 288,000 square feet, with additional square footage totaling approximately 28,000 square feet related to an anchor tenant expected to be completed and opened in early 2016. During the second quarter of 2013, the co-owners purchased the land for $28.7 million and broke ground on construction. As of December 31, 2014, our share of the costs incurred to date for the development of the outlet center, which was funded with equity, totaled approximately $45.3 million.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 305,000 square feet. The co-owners acquired land adjacent to the existing Cookstown Outlet Mall in March 2013 for $13.8 million and commenced construction of the expansion in May 2013. As of December 31, 2014, our share of the incurred costs related to the expansion and renovation of the existing outlet center, which was funded with equity, totaled approximately $27.1 million.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The outlet center will include approximately 377,000 square feet, and is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of December 31, 2014, our equity contributions totaled $45.2 million and our partner’s equity contributions totaled $7.4 million. Contributions we make in excess of our partners' equity contributions will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $93.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one -year extension options. As of December 31, 2014, the balance on the loan was $25.5 million.

Westgate, Glendale, Arizona

In November 2014, the joint venture completed approximately 50,000 square feet of a 78,000 square foot expansion of the existing property which upon completion will bring the total square feet of the outlet center to approximately 409,000 square feet. The remaining square footage is expected to be completed and opened in the first quarter of 2015. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. In May 2014, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $48.3 million to $62.0 million. The amended and restated loan matures in June 2015 with the option to extend the maturity date for two additional years. As of December 31, 2014, the balance on the loan was $54.0 million.

Other Potential Future Developments

As of the date of this filing, we are in the initial study period for potential new developments, including a site located in Columbus, Ohio, as well as the planned expansion of our outlet center in National Harbor, Maryland. These two projects, if developed, will be undertaken by joint ventures. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future projects will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects with borrowings under our unsecured lines of credit and cash flow from operations, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

Dispositions and Rental Property Held for Sale

Lincoln City, Oregon

In the fourth quarter of 2014, we entered into an agreement with a private buyer to sell our outlet center in Lincoln City, Oregon along with an option agreement for the buyer to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014 and we received net proceeds of approximately $39.0 million. The buyer now has the option to purchase three properties during the first quarter of 2015 and, should it acquire those properties, one additional property during the first quarter of 2016. The four additional properties subject to the option agreement have been classified as Rental Property Held for Sale in our Consolidated Balance Sheets as of December 31, 2014.

Wisconsin Dells, Wisconsin

In February 2015, we closed on the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million. As a result of this transaction, we expect to record a gain of approximately $13.9 million in the first quarter of 2015, which represents the difference between the carrying value of equity method investment and the purchase price.

From time to time, we may sell one or more outlet centers or joint venture interests that do not meet our long-term investment criteria. We have not entered into a binding contract and have not obtained approval from our Board of Directors to sell any additional outlet centers or joint venture interests, thus we can give no assurance that any additional sales will be completed.

Financing Transactions

$250.0 Million Unsecured Senior Notes

In November 2014, Tanger Properties Limited Partnership completed a public offering of $250.0 million in senior notes in an underwritten public offering. The notes were priced at 99.429% of the principal amount to yield 3.819% to maturity. The notes will pay interest semi-annually at a rate of 3.750% per annum and mature on December 1, 2024. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.2 million. On December 15, 2014, we redeemed our $250.0 million 6.15% senior notes due November 2015 primarily with funds from this offering.

$250.0 Million Unsecured Term Loan Amendment

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan which matures in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%, and eliminated the prepayment penalty. No other material terms of the loan were amended.

The Outlet Concept

Outlets are stores operated by manufacturers and brand name retailers that sell primarily first quality, branded products, some of which are made specifically for the outlet distribution channel, to consumers at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer advantages to manufacturers and brand name retailers as they are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, enhancing their profit potential. Outlet centers enable them to optimize the size of production runs while continuing to maintain control of their distribution channels.

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

Our Outlet Centers

Each of our outlet centers, except one joint venture property, carries the Tanger brand name. We believe that our tenants and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, quality and price of the merchandise they purchase directly from the manufacturers and brand name retailers.

As one of the original participants in this industry, we have developed long-standing relationships with many of our tenants. Because of our established relationships, we believe we are well positioned for the long-term.

Our consolidated outlet centers range in size from 24,619 to 749,074 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 380 different well-known, upscale, national designer or brand name concepts, such as American Eagle, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Carters, Coach Leatherware, Eddie Bauer, GAP, J. Crew, Kate Spade, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Saks Fifth Avenue - Off Fifth, Tommy Hilfiger, Under Armour and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2014, 2013 or 2012. As of December 31, 2014, no single tenant accounted for more than 7.7% of our leasable square feet or 4.7% of our combined base and percentage rental revenues. Because many of our tenants are large, multinational manufacturers or retailers, we generally do not experience material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2014. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of our total revenues in 2014.

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

Steven B. Tanger joined the Company in 1986, and by June 1993, the Tangers had developed 17 outlet centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of outlet centers in the United States and Canada.

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

We have had a solid track record of success in the outlet industry for the past 34 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2014, our consolidated outlet centers were 98% occupied with average tenant sales of $393 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing outlet centers, renovating and expanding selected outlet centers and reaching new markets through ground-up developments or acquisitions of existing outlet centers. We expect new development to continue to be important to the growth of our portfolio in the long-term. Future outlet centers may be wholly-owned by us or developed through joint venture arrangements.

Increasing rents at existing outlet centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. Due to the overall high performance of our outlet shopping centers, we have historically been able to renew leases at higher base rents per square-foot and attract stronger, more popular brands to replace underperforming tenants.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 34 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to identify new markets across North America, we follow a general set of guidelines when evaluating opportunities for the development of new outlet centers. This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support outlet centers with approximately 90 stores totaling at least 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. We typically prefer to have signed leases or leases out for negotiation with tenants for at least 50% of the space in each outlet center prior to acquiring the site and beginning construction; however, we may choose to proceed with construction with less than 50% of the space pre-leased under certain circumstances. Construction of a new outlet center has typically taken us nine to twelve months from groundbreaking to grand opening of the outlet center.

Expanding and renovating existing outlet centers

Keeping our outlet shopping centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premiere outlet shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers. Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

Acquiring Outlet Centers

As a means of creating a presence in key markets and to create shareholder value, we may selectively choose to acquire individual properties or portfolios of properties that meet our strategic investment criteria. We believe that our extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and our management experience will allow us to evaluate and execute our acquisition strategy successfully over time. Through our tenant relationships, our leasing professionals have the ability to implement a re-merchandising strategy when needed to increase occupancy rates and value. We believe that our managerial skills, marketing expertise and overall outlet industry experience will also allow us to add long-term value and viability to these outlet centers.

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

Leasing

Our long-standing retailer relationships and our focus on identifying emerging retailers allow us the ability to provide our shoppers with a collection of the world's most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry and accessories, tableware, housewares, luggage and domestic goods. In order for our outlet centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our outlet centers for maximum sales of each retail unit across our portfolio.

Marketing

Our marketing plans deliver compelling, well-crafted messages and enticing promotions and events to targeted audiences for tangible, meaningful and measurable results. Our plans are based on a basic measure of success - increase sales and traffic for our retail partners and we will create successful outlet centers. Utilizing a strategic mix of print, radio, television, direct mail, our consumer website, Internet advertising, social networks, mobile applications and public relations, we consistently reinforce the Tanger brand. Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our non-core assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2015.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and August 2018 when our next significant debt maturity occurs. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new outlet center. Our outlet centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls and full- and off-price retailers. However, we believe that the majority of our customers visit outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of name-brand products at attractive prices.

Tenants of outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers not be within a close proximity of a major department store or the tenants' own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas.

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

Financial Information

As of December 31, 2014, and 2013, we had one reportable operating segment. For financial information regarding our segment, see our Consolidated Financial Statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located as well as a regional office in Miami, Florida.

As of February 1, 2015, we maintain offices and employ on-site managers at 37 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Northline Indemnity, LLC, ("Northline"), a wholly-owned captive insurance subsidiary of the Operating Partnership, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Specified types and amounts of insurance are required to be carried by each tenant under their lease. There are however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

Employees

As of February 1, 2015, we had 289 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 37 business offices. At that date, we also employed 336 part-time employees at various locations.

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

Substantially all of our income is derived from rental income from real property. Our income and funds for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our outlet centers on economically favorable lease terms. In addition, the terms of outlet store tenant leases traditionally have been significantly shorter than in other retail segments. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically favorable terms.

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

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores, and we may not be able to re-lease the resulting vacant space for some time or for equal or greater rent. Such bankruptcy, or the voluntary closings of a significant amount of stores, could have a material adverse effect on our results of operations and could result in a lower level of funds for distribution.

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

An uninsured loss or a loss that exceeds our insurance policies on our outlet centers or the insurance policies of our tenants could subject us to lost capital and revenue on those outlet centers.

Some of the risks to which our outlet centers are subject, including risks of terrorist attacks, war, earthquakes, hurricanes and other natural disasters, are not insurable or may not be insurable in the future. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the insurance policies noted above or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in and anticipated revenue from one or more of our outlet centers, which could adversely affect our results of operations and financial condition, as well as our ability to make distributions to our shareholders.

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

Most shoppers use private automobile transportation to travel to our outlet centers and many of our outlet centers are not easily accessible by public transportation. Should fuel costs increase significantly, it may reduce the number of trips to our outlet centers thus reducing the amount spent at our outlet centers. Such reductions in traffic could adversely impact our percentage rents and ability to renew and release space at favorable rental rates.

Shoppers may also choose to spend a greater percentage of their disposable income to purchase goods through e-commerce channels, which could also reduce the number of trips to our outlet centers and the average amount spent per visit. Such a change in consumer spending habits could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at favorable rental rates.

Our Canadian expansion may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2014, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in four properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

•	adverse effects of changes in the exchange rates between the US and Canadian dollar;

•	changes in Canadian political and economic environments, regionally, nationally, and locally;

•	challenges of complying with a wide variety of foreign laws;

•	changes in applicable laws and regulations in the United States that affect foreign operations;

•	property management services being provided directly by our 50/50 co-owner, not by us; and

•	obstacles to the repatriation of earnings and cash.

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

We believe that we have operated and intend to operate in a manner that permits the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended. However, we cannot assure you that the Company has qualified or will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. The Company's failure to qualify for taxation as a REIT would have a material adverse effect on the market price and marketability of our securities.

The Company is required by law to make distributions to our shareholders.

To obtain the favorable tax treatment associated with the Company's qualification as a REIT, generally, the Company is required to distribute to its shareholders at least 90% of its net taxable income (excluding capital gains) each year. The Company depends upon distributions or other payments from the Operating Partnership to make distributions to the Company's common shareholders. A recent IRS revenue procedure allows the Company to satisfy the REIT income distribution requirement by distributing up to 90% of the dividends on its common shares in the form of additional common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that the Company pays a portion of a dividend in shares, certain U.S. shareholders would be required to pay income tax on the entire amount of the dividend, including the portion paid in shares, in which case such shareholders might have to pay the income tax using cash from other sources. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this income tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale.

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

Our business operations and information technology systems may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results and our share price could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Commission for either the Company or the Operating Partnership.

ITEM 2.	PROPERTIES

As of February 1, 2015, our consolidated portfolio consisted of 36 outlet centers totaling 11.3 million square feet located in 23 states. We own interests in nine other outlet centers totaling approximately 2.6 million square feet through unconsolidated joint ventures, including four outlet centers in Canada. Our consolidated outlet centers range in size from 24,619 to 749,074 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. Our Deer Park, New York, outlet center is the only property that represents 10% or more of our consolidated total assets for the year ended December 31, 2014. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

Of the 36 outlet centers in our consolidated portfolio, we own the land underlying 30 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the six outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2019	2039
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

Generally, our leases with our outlet center tenants typically have an initial term that ranges from 5 to 10 years and provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. Most leases provide for payment by the tenant of real estate taxes, insurance, common area maintenance, advertising and promotion expenses incurred by the applicable outlet center. As a result, the majority of our operating expenses for the outlet centers are borne by the tenants.

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2015:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,593,898	14
New York	2	1,478,808	13
Pennsylvania	3	874,460	8
Georgia	2	692,478	6
Texas	2	619,621	5
Delaware	1	565,707	5
Alabama	1	557,014	5
North Carolina	3	505,225	4
New Jersey	1	489,706	4
Tennessee	1	448,335	4
Michigan	2	432,459	4
Ohio	1	411,776	4
Missouri	1	329,861	3
Utah	1	319,661	3
Louisiana	1	318,666	3
Connecticut	1	289,898	3
Iowa	1	277,230	2
Illinois	1	250,439	2
New Hampshire	1	245,698	2
Florida	1	198,877	2
Maryland	1	198,840	2
California	1	171,300	1
Maine	2	76,356	1
Total	36	11,346,313	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2015. Except as noted, all properties are fee owned:

Location	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	749,074	95
Riverhead, New York (1)	729,734	97
Rehoboth Beach, Delaware (1)	565,707	98
Foley, Alabama	557,014	94
Atlantic City, New Jersey (1)	489,706	93
Sevierville, Tennessee (1)	448,335	100
San Marcos, Texas	441,821	99
Myrtle Beach Hwy 501, South Carolina	425,247	95
Jeffersonville, Ohio	411,776	98
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Charleston, South Carolina	382,117	99
Pittsburgh, Pennsylvania	372,958	99
Commerce II, Georgia	371,408	93
Branson, Missouri	329,861	100
Locust Grove, Georgia	321,070	99
Howell, Michigan	319,889	96
Park City, Utah	319,661	99
Mebane, North Carolina	318,910	97
Gonzales, Louisiana	318,666	98
Westbrook, Connecticut	289,898	94
Williamsburg, Iowa	277,230	96
Lancaster, Pennsylvania	254,002	98
Tuscola, Illinois	250,439	87
Hershey, Pennsylvania	247,500	97
Tilton, New Hampshire	245,698	97
Hilton Head II, South Carolina	206,544	97
Fort Myers, Florida	198,877	93
Ocean City, Maryland (1)	198,840	96
Terrell, Texas	177,800	94
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	94
Blowing Rock, North Carolina	104,154	93
Nags Head, North Carolina	82,161	94
Kittery I, Maine	51,737	93
Kittery II, Maine	24,619	100
Total	11,346,313	97

(1)	These properties or a portion thereof are subject to a ground lease.

Location	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, NC (50% owned)	397,837	99
Glendale, AZ (58% owned) (1)	381,309	96
Texas City, TX (50% owned)	352,705	99
National Harbor, MD (50% owned)	338,786	99
Cookstown, ON (50% owned)	305,134	96
Ottawa, ON (50% owned) (1)	287,709	95
Wisconsin Dells, WI (50% owned)	265,086	99
Bromont, QC (50% owned)	161,449	81
Saint-Sauveur, QC (50% owned)	115,717	97
Total	2,605,732	97

(1)	Excludes square feet to be completed and turned over to an anchor tenant at a later date.

Lease Expirations

The following table sets forth, as of February 1, 2015, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's)(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's)(2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2015	198	769	$21.25	$16,341	7
2016	340	1,484	21.46	31,852	14
2017	323	1,513	21.67	32,785	14
2018	327	1,594	24.58	39,178	15
2019	226	1,008	26.55	26,760	10
2020	163	1,007	18.62	18,749	10
2021	151	819	21.54	17,639	8
2022	138	524	30.24	15,845	5
2023	147	660	25.54	16,857	6
2024	137	550	31.70	17,437	5
2025 & thereafter	77	595	22.30	13,270	6
	2,227	10,523	$23.45	$246,713	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 823,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Based on current market base rental rates, we believe we will achieve overall positive increases in our average base rental income for leases expiring in 2015. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels, if at all.

Base Rents and Occupancy Rates

The following table sets forth our occupancy and average annual base rent per square foot for our consolidated properties.

	2014	2013	2012	2011	2010
Occupancy	98%	99%	99%	99%	98%
Average annual base rent per square foot (1)	$23.78	$22.98	$21.94	$21.05	$20.03

(1)	Average annual base rent per square foot is calculated on a straight-line basis including the effects of inducements and rent concessions.

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet (in 000's)	% of Total Outlet Center Square Feet (1)	Square Feet (in 000's)	% of Expiring Square Feet
2014(2)	1,613	14	1,241	77
2013	1,950	18	1,574	81
2012	1,814	17	1,536	85
2011	1,771	18	1,459	82
2010	1,460	16	1,217	83

(1)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

(2)	Excludes the Lincoln City outlet center, which was sold in December 2014.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2014(2)	1,241	$19.97	$23.38	17	470	$24.20	$32.93	36
2013	1,574	20.09	23.96	19	510	22.19	30.57	38
2012	1,536	18.70	21.75	16	450	20.60	31.72	54
2011	1,459	18.16	20.54	13	548	18.82	28.24	50
2010	1,217	18.00	19.65	9	432	19.21	24.18	26

(1)
The square footage released to new tenants for 2014, 2013, 2012, 2011 and 2010 contains 207,000, 224,000, 137,000, 172,000 and 91,000, respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)	Excludes the Lincoln City outlet center, which was sold in December 2014.

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

Year	Occupancy Costs as a % of Tenant Sales
2014	8.9
2013	8.6
2012	8.4
2011	8.4
2010	8.3

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2015:

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	23	351,732	3.1
GAP	31	292,131	2.6
Banana Republic	27	225,437	2.0
Gap Kids	1	7,887	*
	82	877,187	7.7
Ascena Retail Group, Inc.:
Dress Barn	27	226,408	2.0
Lane Bryant	23	121,526	1.1
Justice	26	109,644	1.0
Maurice's	9	41,631	0.3
Dress Barn Woman	1	3,600	*
	86	502,809	4.4
PVH Corp.:
Tommy Hilfiger	28	201,824	1.8
Van Heusen	28	114,862	1.0
Calvin Klein, Inc.	11	71,738	0.6
Izod	20	53,492	0.5
	87	441,916	3.9
V. F. Corporation:
VF Outlet	11	218,057	1.9
Nautica	15	73,880	0.7
Timberland	11	55,330	0.5
The North Face	2	16,219	0.1
Vans	4	13,000	0.1
Kipling	1	1,000	*
	44	377,486	3.3
Nike, Inc.:
Nike	25	346,285	3.1
Converse	8	25,590	0.2
Hurley	1	2,133	*
	34	374,008	3.3
Ralph Lauren Corporation:
Polo Ralph Lauren	27	292,599	2.6
Chaps	6	31,683	0.3
Polo Ralph Lauren Children	3	13,700	0.1
Polo Women	1	6,250	*
	37	344,232	3.0
ANN Inc.:
Loft	29	199,546	1.8
Ann Taylor	19	124,683	1.1
	48	324,229	2.9
G-III Apparel Group, Ltd.:
Bass	32	199,199	1.8
Wilson's Leather	31	115,864	1.0
Andrew Marc	2	6,589	0.1
	65	321,652	2.9
Adidas AG:
Reebok	24	180,775	1.6
Adidas	15	97,984	0.9
Rockport	4	10,960	0.1
	43	289,719	2.6
Carter's Inc.:
OshKosh B'Gosh	29	134,969	1.2
Carter's	30	139,667	1.2
	59	274,636	2.4

Total of all tenants listed in table	585	4,127,874	36.4%
* Less than 0.1%.

Significant Properties

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. In August 2013, we acquired an additional one-third ownership interest in the property, bringing our total ownership to a two-thirds interest, and then restructured certain aspects of the remaining one-third ownership of the property, the effects of which gave us a controlling ownership interest. With the acquisition of a controlling ownership interest, we have consolidated Deer Park in our balance sheet and statements of operations since the acquisition date. Previously, Deer Park was reported within our unconsolidated portfolio of properties.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2014, and 2013:

Deer Park	Square Feet	2014	2013
Outlet Center Occupancy	749,074	95%	95%

Average base rental rates per weighted average square foot (1)		$29.45	$29.73

(1)	Note that outlet center was acquired during August 2013. Represents average base rental rates per weighted average square foot since the acquisition date.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2014 amounted to $4.2 million. Real estate taxes for 2015 are estimated to be approximately $4.3 million.

The following table sets forth, as of February 1, 2015, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2015	6	16	$29.63	$489	2
2016	11	55	31.84	1,741	9
2017	4	13	27.62	348	2
2018	26	144	33.63	4,850	23
2019	24	136	37.83	5,138	25
2020	2	8	17.53	146	1
2021	1	3	53.43	185	1
2022	3	13	37.75	475	2
2023	7	54	21.08	1,135	5
2024	8	32	36.37	1,161	6
2025 and thereafter	7	207	24.17	4,998	24
Total	99	681	$30.36	$20,666	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 68,000 square feet.

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

Not applicable

Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	66	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	56	Executive Vice President - Chief Financial Officer
Thomas E. McDonough	57	Executive Vice President - Chief Operating Officer
Chad D. Perry	43	Executive Vice President - General Counsel and Secretary
Carrie A. Geldner	52	Senior Vice President - Chief Marketing Officer
Manuel O. Jessup	59	Senior Vice President - Human Resources
Lisa J. Morrison	55	Senior Vice President - Leasing
Virginia R. Summerell	56	Senior Vice President of Finance - Treasurer and Assistant Secretary
James F. Williams	50	Senior Vice President - Chief Accounting Officer and Controller
Charles A. Worsham	43	Senior Vice President - Construction and Development

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

Chad D. Perry. Mr. Perry joined the Company in December 2011 as Executive Vice President - General Counsel and was additionally named Secretary in May 2012. Previously, he was Executive Vice President and Deputy General Counsel of LPL Financial Corporation from May 2006 to December 2011. From January 2005 to April 2006, he served as Senior Corporate Counsel of EMC Corporation. Previously, Mr. Perry was a Senior Associate of international law firm Ropes & Gray from September 1997 to January 2005. His responsibilities include corporate governance, compliance, and other legal matters, as well as management of outside counsel relationships and the Company’s in house legal department. Mr. Perry is a graduate of Princeton University, and earned a J.D. from Columbia University, where he was a Harlan Fiske Stone Scholar. He is a member of both the Massachusetts and California bar associations.

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

Manuel O. Jessup. Mr. Jessup joined the Company as Senior Vice President of Human Resources in September 2012. Previously, Mr. Jessup worked with Fine Mark National Bank & Trust as the Executive Vice President of Human Resources from October 2010 to July 2012. From September 2006 to August 2010, he served as Senior Vice President of Human Resources and later Executive Vice President and Chief Human Resources Officer at Chico's FAS, Inc. Previously, Mr. Jessup was employed by Sara Lee Branded Apparel from September 1985 through August 2006. While at Sara Lee Branded Apparel, Mr. Jessup held numerous leadership roles in human resources, including Vice President of Human Resources, with responsibility for domestic and international operations in Asia and Latin America. His responsibilities include oversight and supervision of the Company's Human Resources function. Mr. Jessup is a graduate of the University of South Carolina and holds an MBA from Wake Forest University Babcock School of Business.

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

Virginia R. Summerell. Ms. Summerell was named Senior Vice President of Finance - Treasurer and Assistant Secretary of the Company in May 2011. Since joining the Company in August 1992, she has held various positions including Vice President, Treasurer, Assistant Secretary and Director of Finance. Her major responsibilities include oversight of corporate and project finance transactions, developing and maintaining banking relationships, management of treasury systems and the supervision of the Company's Credit Department and Investor Relations Department. Prior to joining the Company, she served as a Vice President and in other capacities at Bank of America and its predecessors in Real Estate and Corporate Lending for nine years. Ms. Summerell is a graduate of Davidson College and holds an MBA from Wake Forest University Babcock School of Business.

James F. Williams. Mr. Williams was named Senior Vice President - Chief Accounting Officer and Controller in March 2013. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997, Vice President in April 2004, and Senior Vice President in February 2006. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen LLP from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Charles A. Worsham. Mr. Worsham was named Senior Vice President - Construction and Development in May 2014 and previously held the position of Vice President - Development since April 2011. Prior to joining the Company, Mr. Worsham was employed by DDR, Corp., an owner and manager of shopping centers, for 8 years where he served as Vice President of Development from 2006 to 2010 and Development Director from 2003 to 2006 with a focus on executing  the redevelopment and expansion program. From 1999 to 2003, Mr. Worsham served as Real Estate and Development Manager for Intown Suites where he managed the development of hotel properties in various geographic regions. His major responsibilities include implementing the Company’s real estate development program and oversight of construction personnel. Mr. Worsham is a graduate of Tennessee Technological University and holds an MBA degree in Real Estate from Georgia State University.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

2014	High	Low	Common Dividends Paid
First Quarter	$35.38	$31.86	$0.2250
Second Quarter	36.77	34.73	0.2400
Third Quarter	35.94	32.39	0.2400
Fourth Quarter	37.96	32.53	0.2400
Year 2014	$37.96	$31.86	$0.9450

2013	High	Low	Common Dividends Paid
First Quarter	$36.48	$33.43	$0.2100
Second Quarter	39.45	31.54	0.2250
Third Quarter	35.85	30.06	0.2250
Fourth Quarter	35.71	31.40	0.2250
Year 2013	$39.45	$30.06	$0.8850

Holders

As of February 1, 2015, there were approximately 442 common shareholders of record.

Share Repurchases

For certain restricted common shares that vested during December 2014, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 412,239 for 2014, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.
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

The following share price performance chart compares our performance to the index of US equity REITs and US retail REITs, both prepared by SNL Financial. We have used these two indices instead of the two comparative indices presented in our Form 10-K for the year ended December 31, 2013, as we believe the new indices more closely represent how management assesses our performance against other companies in our industry and in our peer group. For comparative purposes, we have included the indices used in our prior year report, the index of equity REITs prepared by the National Association of Real Estate Investment Trusts ("NAREIT") and the SNL Shopping Center REIT index prepared by SNL Financial.

Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The SNL equity index includes all publicly traded retail REITs (including malls, shopping centers and other retail REITs) listed on the New York Stock Exchange, NYSE MKT (formerly know as the American Stock Exchange), NASDAQ National Market System or the OTC Market Group. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, American Stock Exchange or the NASDAQ National Market System.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2014, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
300
250
200
150
100
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Tanger Factory Outlet Centers, Inc.
SNL US REIT Equity
SNL US REIT Retail
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr Index

		Period Ended
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tanger Factory Outlet Centers, Inc.	100.00	136.04	160.47	192.24	184.53	218.83
New Indices:
SNL US REIT Equity	100.00	128.87	139.61	167.86	174.11	221.98
SNL US REIT Retail	100.00	133.41	147.03	188.69	194.63	248.77
Old Indices:
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
SNL REIT Retail Shopping Ctr Index	100.00	129.81	126.10	159.21	170.11	220.42

Tanger Properties Limited Partnership Market Information
There is no established public trading market for the Operating Partnership's common units. As of December 31, 2014, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 95,509,781 units of the Operating Partnership and the Non-Company LPs owned 5,078,406 units. We made distributions per common unit during 2014 and 2013 as follows:

	2014	2013
First Quarter	$0.225	$0.210
Second Quarter	0.240	0.225
Third Quarter	0.240	0.225
Fourth Quarter	0.240	0.225
	$0.945	$0.885

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2014	2013	2012	2011	2010
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues	$418,558	$384,819	$357,002	$315,203	$276,512
Operating income	131,863	127,705	109,590	97,915	79,354
Income from continuing operations(1)(2)(3)	78,152	113,321	56,476	50,989	38,342
Net income(1)(2)(3)	78,152	113,321	56,476	50,989	38,244
SHARE DATA
Basic:
Income from continuing operations	$0.77	$1.14	$0.57	$0.53	$0.32
Net income available to common shareholders	$0.77	$1.14	$0.57	$0.53	$0.32
Weighted average common shares	93,769	93,311	91,733	83,000	80,187
Diluted:
Income from continuing operations	$0.77	$1.13	$0.57	$0.52	$0.32
Net income available to common shareholders	$0.77	$1.13	$0.57	$0.52	$0.32
Weighted average common shares	93,839	94,247	92,661	84,129	80,390
Common dividends paid	$0.9450	$0.8850	$0.8300	$0.7938	$0.7725
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,263,603	$2,249,819	$1,947,352	$1,916,045	$1,576,214
Total assets	2,097,660	2,006,456	1,678,800	1,633,273	1,220,359
Debt	1,443,194	1,328,049	1,093,537	1,025,542	714,616
Total equity	523,886	557,595	513,875	528,432	421,895
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$188,771	$187,486	$165,750	$135,994	$118,500
Investing activities	(190,668)	(174,226)	(147,909)	(361,076)	(86,853)
Financing activities	4,057	(7,072)	(15,415)	227,218	(29,156)
OTHER DATA
Square feet open:
Consolidated	11,346	11,537	10,737	10,724	9,190
Partially-owned (unconsolidated)	2,606	1,719	2,156	1,110	948
Number of outlet centers:
Consolidated	36	37	36	36	31
Partially-owned (unconsolidated)	9	7	7	3	2

(1)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(2)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

(3)	For the year ended December 31, 2010, income from continuing operations and net income include a $6.1 million loss on termination of derivatives.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2014	2013	2012	2011	2010
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues	$418,558	$384,819	$357,002	$315,203	$276,512
Operating income	131,863	127,705	109,590	97,915	79,354
Income from continuing operations(1)(2)(3)	78,152	113,321	56,476	50,989	38,342
Net income(1)(2)(3)	78,152	113,321	56,476	50,989	38,244
UNIT DATA
Basic:
Income from continuing operations	$0.77	$1.14	$0.57	$0.53	$0.32
Net income available to common unitholders	$0.77	$1.14	$0.57	$0.53	$0.32
Weighted average common units	98,883	98,193	97,677	94,892	92,321
Diluted:
Income from continuing operations	$0.77	$1.13	$0.57	$0.52	$0.32
Net income available to common unitholders	$0.77	$1.13	$0.57	$0.52	$0.32
Weighted average common units	98,953	99,129	98,605	96,021	92,523
Common distributions paid	$0.9450	$0.8850	$0.8300	$0.7938	$0.7725
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,263,603	$2,249,819	$1,947,352	$1,916,045	$1,576,214
Total assets	2,096,085	2,005,950	1,678,326	1,632,921	1,219,901
Debt	1,443,194	1,328,049	1,093,537	1,025,542	714,616
Total equity	523,886	557,595	513,875	528,432	421,895
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$187,959	$187,269	$165,738	$136,053	$118,466
Investing activities	(190,668)	(174,226)	(147,909)	(361,076)	(86,853)
Financing activities	4,057	(7,072)	(15,415)	227,218	(29,156)
OTHER DATA
Consolidated	11,346	11,537	10,737	10,724	9,190
Partially-owned (unconsolidated)	2,606	1,719	2,156	1,110	948
Number of outlet centers:
Consolidated	36	37	36	36	31
Partially-owned (unconsolidated)	9	7	7	3	2

(1)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(2)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

(3)	For the year ended December 31, 2010, income from continuing operations and net income include a $6.1 million loss on termination of derivatives.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

At December 31, 2014 , we had 36 consolidated outlet centers in 23 states totaling 11.3 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.6 million square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2012 to December 31, 2014:

Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Consolidated Outlet Center Square Feet (in thousands)	Unconsolidated Joint Venture Outlet Center Square Feet (in thousands)	Number of Consolidated Outlet Centers	Number of Unconsolidated Outlet Centers
As of December 31, 2011		10,724	1,110	36	3
Acquisition:
Bromont, QC	Fourth Quarter	—	163	—	1
Saint-Sauveur, QC	Fourth Quarter	—	116	—	1
New Developments:
Glendale, AZ	Fourth Quarter	—	332	—	1
Texas City, TX	Fourth Quarter	—	353	—	1
Expansion:
Deer Park, NY	First Quarter	—	85	—	—
Locust Grove, GA	Second Quarter	26	—	—	—
Other		(13)	(3)	—	—
As of December 31, 2012		10,737	2,156	36	7
New Developments:
National Harbor, MD	Fourth Quarter	—	336	—	1
Expansion:
Gonzales, LA	First and Second Quarter	40	—	—	—
Sevierville, TN	Third Quarter	19	—	—	—
Acquisition/(Disposition):
Deer Park, NY (1)	Third Quarter	742	(742)	1	(1)
Deer Park Warehouse, NY			(29)
Other		(1)	(2)	—	—
As of December 31, 2013		11,537	1,719	37	7
New Developments:
Charlotte, NC	Third Quarter	—	398	—	1
Ottawa, ON	Fourth Quarter	—	288	—	1
Expansion:
Charleston, SC	Second Quarter	17	—	—	—
Cookstown, ON	Fourth Quarter	—	149	—	—
Branson, MO	Fourth Quarter	27	—	—	—
Glendale, AZ	Fourth Quarter	—	50	—	—
Park City, UT	Fourth Quarter	21	—	—	—
Sevierville, TN	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City	Fourth Quarter	(270)	—	(1)	—
Other		4	2	—	—
As of December 31, 2014		11,346	2,606	36	9

(1)
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

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2014 and 2013, respectively:

	2014(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (2)
Re-tenant	134	470	$32.93	$39.39	9.02	$28.56
Renewal	275	1,241	23.38	0.21	4.47	23.33

	2013
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (2)
Re-tenant	154	510	$30.57	$40.69	8.68	$25.88
Renewal	341	1,574	23.96	0.86	4.71	23.78

(1)	Excludes Lincoln City outlet center, which was sold in December 2014.

(2)
Net average straight-line base rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line base rent per year amount. The average annual straight-line base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants. The average tenant allowance disclosed in the table above includes landlord costs.

Results of Operations

2014 Compared to 2013

Net Income
Net income decreased approximately $35.2 million in the 2014 period to $78.2 million compared to $113.3 million for the 2013 period. The decrease in net income was due in part to the loss from the early redemption of our $250 million, 6.15% senior notes. In November 2014, we completed a $250 million, 3.75% senior notes offering. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015. We recorded a charge of approximately $13.1 million for the early extinguishment of debt. This charge was partially offset by the gain on the sale of our outlet center in Lincoln City, Oregon. The net proceeds received from the sale of the property were approximately $39.0 million. We recorded a gain on sale of real estate of approximately $7.5 million.

The decrease in net income was also due to a $26.0 million gain on a previously held interest in an acquired joint venture, which owned the property in Deer Park, New York, recorded in the third quarter of fiscal 2013, as well as $7.8 million recorded as our equity earnings of unconsolidated joint ventures related to certain transactions that occurred at Deer Park just prior to the acquisition. Previously we owned a one-third interest in the Deer Park, New York property which was accounted for using the equity method of accounting. The acquisition of our controlling interest on August 30, 2013 required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

Base Rentals
Base rentals increased $21.1 million, or 8%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Increase/ (Decrease)
Base rentals from existing properties	$252,814	$245,985	$6,829
Base rentals from 2013 acquisitions	23,111	7,494	15,617
Termination fees	1,310	609	701
Amortization of net above and below market lease values	(2,755)	(686)	(2,069)
	$274,480	$253,402	$21,078

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansions at our Branson, Charleston, Park City and Sevierville outlet centers in 2014.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased compared to the 2013 period as the average remaining term on leases terminating early in 2014 was longer than the average remaining term of the leases terminating early in 2013.

At December 31, 2014, the combined net amount of above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset totaling approximately $7.9 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off and could materially impact our net income positively or negatively. The change in the amortization of above and below market lease values was primarily attributable to the amortization of the above market lease values recorded from the 2013 acquisition of the Deer Park, New York property.

Percentage Rentals
Percentage rentals decreased $944,000, or 8%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2014	2013	Increase/(Decrease)
Percentage rentals from existing properties	$9,726	$11,147	$(1,421)
Percentage rentals from 2013 acquisition	581	104	477
	$10,307	$11,251	$(944)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily a function of tenants renewing leases with higher base rental rates, and accordingly, higher contractual breakpoints. Reported tenant comparable sales for our consolidated properties for the rolling twelve months ended December 31, 2014 increased approximately 2% to $393 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense Reimbursements
Expense reimbursements increased $12.9 million, or 12%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Increase/ (Decrease)
Expense reimbursements from existing properties	$110,970	$106,061	$4,909
Expense reimbursements from 2013 acquisitions	11,019	3,317	7,702
Termination fees allocated to expense reimbursements	543	276	267
	$122,532	$109,654	$12,878

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. See "Property Operating Expenses" below for a discussion of the increase in operating expenses from our existing properties.

Management, Leasing and Other Services
Management, leasing and other services increased $511,000, or 17%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2014	2013	Increase/ (Decrease)
Development and leasing	$725	$595	$130
Loan guarantee	463	161	302
Management	1,897	1,831	66
Marketing	506	493	13
	$3,591	$3,080	$511

The increase in fees recognized from unconsolidated joint ventures was due to incremental increases from our Ottawa and Charlotte outlet centers, which opened in 2014, and loan guarantee fees earned from our Westgate and Savannah joint ventures.

Other Income
Other income increased $216,000, or 3%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of other income (in thousands):

	2014	2013	Increase/ (Decrease)
Other income from existing properties	$7,056	$7,223	$(167)
Other income from 2013 acquisitions	592	209	383
	$7,648	$7,432	$216

Property Operating Expenses
Property operating expenses increased $16.4 million, or 14%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2014	2013	Increase/ (Decrease)
Property operating expenses from existing properties	$120,987	$115,979	$5,008
Property operating expenses from 2013 acquisitions	16,435	5,067	11,368
	$137,422	$121,046	$16,376

Property operating expenses increased at existing properties due to increases in mall office operating costs and real estate taxes, as well as significantly higher snow removal costs.

General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 14%, in the 2014 period compared to the 2013 period. This increase was mainly due to additional share-based compensation expense related to the 2014 issuance of restricted shares to directors and certain officers of the Company, the grant of performance shares under a new long term incentive plan and the grant of options to certain employees. Also, the 2014 period included higher payroll related expenses due to the addition of new employees during 2013 and 2014.

Acquisition Costs
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property as well as costs from other potential acquisitions of operating properties that we chose not to pursue.

Abandoned Pre-Development Costs
During the 2014 period, we decided to abandon two pre-development projects and as a result, we recorded a $2.4 million charge, representing the cumulative related costs.

Depreciation and Amortization
Depreciation and amortization increased $6.7 million, or 7%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2014	2013	Increase/ (Decrease)
Depreciation and amortization from existing properties	$87,071	$88,920	$(1,849)
Depreciation and amortization from 2013 acquisitions	15,361	6,826	8,535
	$102,432	$95,746	$6,686

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

Interest Expense
Interest expense increased approximately $6.3 million, or 12%, in the 2014 period compared to the 2013 period, primarily due to the acquisition of the additional ownership interest in Deer Park in August 2013. With the acquisition of the additional interest in Deer Park, we consolidated the property with all of the property's debt being reflected on our consolidated balance sheet and the associated interest expense being reflected in interest expense on our consolidated operating statements since the acquisition date. In addition, we issued $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the 4th quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%.

Loss on Early Extinguishment of Debt
In November 2014, we completed a $250 million, 3.75% senior notes offering. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015. We recorded a charge of approximately $13.1 million for the make-whole premium related to the early redemption, which was completed in December 2014.

Gain on Sale of Real Estate
In December 2014, we completed the sale of our outlet center in Lincoln City, Oregon. The net proceeds received from the sale of the property were approximately $39.0 million. We recorded a gain on sale of real estate of approximately $7.5 million. We were not retained to provide any services to this outlet center after the sale was completed.

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

Interest and Other Income (Expense)
During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. During fiscal 2014, we recorded a casualty gain of $486,000 reflecting our expected total replacement insurance proceeds in excess of the total of the net book value written off and demolition costs incurred.

Equity in Earnings (Losses) of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $2.0 million in the 2014 period compared to the 2013 period. The decrease is primarily due to transactions at the Deer Park property in 2013 prior to our acquisition of an additional one-third interest in the property and its subsequent consolidation for financial reporting purposes. As a part of the refinancing of the debt at Deer Park in August 2013, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. This decrease is partially offset by the incremental equity in earnings from the National Harbor outlet center and Charlotte outlet center which opened during the fourth quarter of 2013 and the third quarter of 2014, respectively.

2013 Compared to 2012

Net Income
Net income increased approximately $56.8 million in the 2013 period to $113.3 million compared to $56.5 million for the 2012 period. The increase in net income was a result of a $28.0 million increase in operating revenues, a $26.0 million increase from a gain on a previously held interest in an acquired joint venture and a $14.3 million increase in equity in earnings from unconsolidated joint ventures. Subsequent to the third quarter of 2012, five additional outlet centers were developed or acquired by our unconsolidated joint ventures. These increases in income were partially offset by an increase in property operating expenses of $9.9 million, increase in general and administrative expenses of $1.7 million and an increase in interest expense of $1.8 million.

Base Rental
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

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals, incremental rents from re-tenanting vacant spaces, as well as incremental rental revenue from the expansion of one outlet center in 2012 and two outlet centers in 2013.

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

Expense Reimbursements
Expense reimbursements increased $8.5 million, or 8%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

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

Management, Leasing and Other Services
Management, leasing and other services increased $1.1 million, or 53%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of other income (in thousands):

	2013	2012	Increase/ (Decrease)
Development and leasing	595	193	402
Loan guarantee	161	80	81
Management	1,831	1,301	530
Marketing	493	433	60
	3,080	2,007	1,073

Management, leasing and other services increased primarily from fees earned from the unconsolidated joint ventures added to the portfolio during the fourth quarter of 2012 and from the National Harbor joint venture which opened during November 2013. The increase was partially offset by the loss of management fees from the Deer Park joint venture, which we began consolidating in August 2013 following the acquisition of our additional one-third interest.

Other Income
Other income in the 2013 period remained relatively consistent compared to the 2012 period. The following table sets forth the changes in various components of other income (in thousands):

	2013	2012	Increase/ (Decrease)
Other income from existing properties	$7,223	$7,480	$(257)
Other income from 2013 acquisitions	209	—	209
	$7,432	$7,480	$(48)

Property Operating Expenses
Property operating expenses increased $9.9 million, or 9%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2013	2012	Increase/ (Decrease)
Property operating expenses from existing properties	$115,979	$111,160	$4,819
Property operating expenses from 2013 acquisitions	5,067	—	5,067
	$121,046	$111,160	$9,886

Property operating expenses increased at existing properties due to increases in mall office operating costs, snow removal costs, property insurance and real estate taxes.

General and Administrative Expenses
General and administrative expenses increased $1.7 million, or 4%, in the 2013 period compared to the 2012 period. In the 2012 period general and administrative expenses included $1.3 million of compensation expense related to 45,000 common shares that vested immediately, granted to Steven B. Tanger, pursuant to an amendment to his employment contract. Excluding this charge, general and administrative expenses increased approximately $3.0 million. This increase was mainly due to additional share-based compensation expense related to the 2013 grants of restricted shares to directors and certain officers of the Company and the grant of performance shares to senior officers under a new long term incentive plan. Also, the 2013 period included higher payroll related expenses on a comparative basis to the 2012 period due to the addition of new employees throughout 2012 and 2013.

Acquisition Costs
The 2013 period included costs related to the acquisition of the additional ownership interest in the Deer Park property as well as costs from other potential acquisitions of operating properties that were never completed. The 2012 period included acquisition costs incurred by us related to the two acquisitions through our RioCan joint venture in November 2012.

Depreciation and Amortization
Depreciation and amortization decreased $2.9 million, or 3%, in the 2013 period compared to the 2012 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

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

Equity in Earnings (Losses) of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $14.3 million in the 2013 period compared to the 2012 period. The primary reasons for the increase related to transactions at the Deer Park property prior to our acquisition of an additional one-third interest and its subsequent consolidation for financial reporting purposes. As a part of the refinancing of the debt at Deer Park, a gain on early extinguishment of debt of $13.8 million was recorded. In addition a lawsuit was settled which resulted in income to Deer Park of approximately $9.5 million after expenses. Our one-third share of these transactions, recorded through equity in earnings prior to the acquisition, was approximately $7.8 million. Incremental earnings from the addition of four outlet centers held in unconsolidated joint ventures to the portfolio during the fourth quarter of 2012 accounted for the remainder of the increase.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2014 taxable income to shareholders, we were required to distribute approximately $55.8 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $94.2 million to shareholders which significantly exceeds our required distributions.

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

As the sole owner of the general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, assets, liabilities,revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our non-core assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements.

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2014 and 2013 (in thousands):

	2014	2013	Change
Net cash provided by operating activities	$187,959	$187,269	$690
Net cash used in investing activities	(190,668)	(174,226)	(16,442)
Net cash provided by (used in) financing activities	4,057	(7,072)	11,129
Effect of foreign currency rate changes on cash and equivalents	$(526)	$(1,282)	$756
Net increase in cash and cash equivalents	$822	$4,689	$(3,867)

Operating Activities

Cash provided by operating activities increased slightly during 2014 compared to 2013. In 2014, our cash provided from operating activities was positively impacted by a number of factors, including an increase in distributions received from unconsolidated joint ventures as we added three new joint venture properties and completed one significant expansion since November 2013, an increase in operating income throughout the consolidated portfolio from increases in base rental rates and an increase in operating income from the full year impact of the acquisition of a controlling interest in our Deer Park property in August 2013. We have consolidated the Deer Park property's financial results since the acquisition date. These increases were offset by higher interest expense incurred in 2014 due to the issuance of $250 million in aggregate principal amount of 3.875% senior, unsecured notes during the fourth quarter of 2013. The proceeds from these notes repaid amounts outstanding on our unsecured lines of credit which had an interest rate of approximately 1.2%. In addition, we paid a $13.1 million make whole premium and the original issue discount of $913,000 as part of the early redemption of our senior notes originally due in November 2015.

Investing Activities

Cash used in investing activities increased during 2014 compared to 2013. Cash used related to our additions to rental property was higher in the 2014 period compared to the 2013 period due primarily to ongoing construction of our Grand Rapids, Michigan and Foxwoods, Connecticut outlet centers, as well as expansions and renovations at existing outlet centers. This was partially offset by the receipt of approximately $39.0 million in proceeds from the sale of our Lincoln City, Oregon outlet center in December 2014, lower amounts contributed to our unconsolidated joint ventures for the development of new properties and an increase in cash received from unconsolidated joint ventures that represented a return of investment, the most significant of which related to the Charlotte joint venture which closed on a mortgage loan during 2014 totaling $90.0 million and distributed net loan proceeds of $89.4 million equally to the partners. The 2013 period included a similar transaction at our Galveston joint venture which closed on a mortgage loan during totaling $65.0 million and distributed the proceeds equally to the partners.

Financing Activities

Cash provided by financing activities increased during 2014 compared to 2013. The increase in cash provided by financing activities was primarily due to the additional financing proceeds needed to fund the investments at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above. This increase was offset by an increase in the quarterly dividends paid to our common shareholders, an increase in the distributions to the noncontrolling interests in the Operating Partnership and amounts paid by us on behalf of certain employees related to income taxes from shares withheld upon vesting of equity awards.

In November 2014, we announced that Tanger Properties Limited Partnership, completed a public offering of $250.0 million in senior notes due 2024 in an underwritten public offering. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.2 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit. We used the net proceeds from the sale of the notes to redeem our $250.0 million 6.15% senior notes due November 2015.

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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of December 31, 2014:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Foxwoods	313	$402	$125.9	$72.1	May '15
Grand Rapids	350	221	77.2	19.7	3Q15
Southhaven	310	219	67.8	1.3	4Q15
Total	973	$278	$270.9	$93.1

Foxwoods, Connecticut

At the Foxwoods Resort Casino in Mashantucket, Connecticut, construction continued throughout 2014 on Tanger Outlets at Foxwoods. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. The outlet center will contain approximately 313,000 square feet and will be suspended above ground to join the casino floors of the two major hotels located within the resort. Along with other various on-site entertainment venues, the casinos attract millions of visitors each year. Construction originally commenced in September 2013 and currently we anticipate the outlet center will open during the second quarter of 2015. As of December 31, 2014, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $45.8 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of December 31, 2014 was $25.2 million.

Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

Grand Rapids, Michigan

In July 2014, we purchased land for approximately $8.0 million and commenced construction on the development of an approximately 350,000  square foot wholly-owned outlet center near Grand Rapids, Michigan. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan with visibility from both roads. The outlet center will be located approximately 30 miles east of Lake Michigan and its lakeside communities that are frequented by vacationers. Currently, we anticipate the outlet center will open in the second half of 2015. Costs incurred as of December 31, 2014, which have been funded with borrowings under our lines of credit and cash flow from operations, totaled approximately $19.7 million.

Southaven, Mississippi (Memphis)

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 310,000 square foot outlet center. The outlet center will be located less than 5 miles south of Memphis in Southaven, Mississippi at the northeast quadrant of I-69/55 and Church Road, with visibility on I-69/55. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our unconsolidated joint venture development projects as of December 31, 2014:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus	50%	355	$263	$93.2	$3.0	1H16
Savannah (1)	50%	377	$284	106.9	78.3	April '15
Total		732	$273	$200.1	$81.3

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

Other Potential Future Developments and Dispositions of Rental Property

As of the date of this filing, we are in the initial study period for potential new developments. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future developments will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects with borrowings under our unsecured lines of credit and cash flow from operations, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. In the fourth quarter of 2014, we entered into an agreement with a private buyer to sell our outlet center in Lincoln City, Oregon along with an option agreement for the buyer to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer now has the option to purchase three properties during the first quarter of 2015 and, should it acquire those properties, one additional property during the first quarter of 2016. The four additional properties subject to the option agreement have been classified as Rental Property Held for Sale in our Consolidated Balance Sheets as of December 31, 2014.

In February 2015, we closed on the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million. As a result of this transaction, we expect to record a gain of approximately $13.9 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the purchase price.

Proceeds generated by the sale of assets or joint venture interests, if completed, will be used to fund the development projects discussed above, pay down outstanding debt and/or for other general corporate purposes. We have not entered into a binding contract and have not obtained approval from our Board of Directors to sell any additional outlet centers or joint venture interests, thus we can give no assurance that any additional sales will be completed.

Financing Arrangements

As of December 31, 2014, unsecured borrowings represented 81% of our outstanding debt and 74% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

2014 Transactions

Foxwoods Mortgage

In December 2014, the joint venture closed on a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures on December 2017, with two one-year extension options. The balance of this loan as of December 31, 2014 was $25.2 million.

Amendment of $250.0 Million Unsecured Term Loan

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan, which matures in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%, and the prepayment penalty was removed. No other material terms of the loan were amended.

$250.0 Million Unsecured Senior Notes

In November 2014, Tanger Properties Limited Partnership completed a public offering of $250.0 million in senior notes due 2024 in an underwritten public offering. The notes were priced at 99.429% of the principal amount to yield 3.819% to maturity. The notes will pay interest semi-annually at a rate of 3.750% per annum and mature on December 1, 2024. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.2 million. We used the net proceeds from the sale of the notes to redeem our $250.0 million 6.15% senior notes due November 2015. We recorded a charge of approximately $13.1 million for the make-whole premium related to the early redemption, which was completed in December 2014.

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

$250.0 Million Unsecured Senior Notes

In November 2013, Tanger Properties Limited Partnership completed a public offering of $250 million in senior notes due 2023 in an underwritten public offering. The notes were priced at 98.360% of the principal amount to yield 4.076% to maturity. The notes will pay interest semi-annually at a rate of 3.875% per annum and mature on December 1, 2023. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

2012 Transactions

$250.0 Million Unsecured Term Loan

In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in the first quarter of 2015. Based on our credit ratings at that time, and until amended in July 2014, the loan had an interest rate of LIBOR + 1.60%. See "2014 Transactions" above for discussion of the amendment. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013	Change
Capital expenditures analysis:
New outlet center developments	$108,769	$17,600	$91,169
Major outlet center renovations	18,412	4,595	13,817
Second generation tenant improvement allowances	15,542	16,843	(1,301)
Other capital expenditures	18,509	11,090	7,419
	161,232	50,128	111,104
Conversion from accrual to cash basis	(13,256)	(2,692)	(10,564)
Additions to rental property-cash basis	$147,976	$47,436	$100,540

•
New outlet center development expenditures, which includes first generation tenant allowances, included construction expenditures for our outlet centers in Grand Rapids, Michigan and at the Foxwoods Resort and Casino in Connecticut in the 2014 period and expansions at our Charleston, South Carolina, Branson, Missouri, Sevierville, Tennessee, and Park City, Utah outlet centers. The 2013 period included costs for an expansion at our Gonzales, Louisiana and Sevierville, Tennessee outlet centers and the initial development costs associated with the construction of our outlet center at the Foxwoods Resort and Casino in Connecticut.

•
Major outlet center renovations in the 2014 period included construction activities at our Riverhead, New York outlet center and our Rehoboth Beach, Delaware outlet center. The 2013 period included renovation activities at our Gonzales, Louisiana outlet center.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2014 (in thousands):

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Debt (1)	$32,343	$30,283	$146,743	$153,183	$253,369	$830,909	$1,446,830
Interest payment (2)	50,491	48,418	47,727	44,491	40,095	99,102	330,324
Operating leases	5,807	5,871	5,590	5,567	5,734	301,040	329,609
Deferred financing obligation (3)	28,388	—	—	—	—	—	28,388
	$117,029	$84,572	$200,060	$203,241	$299,198	$1,231,051	$2,135,151

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2014.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2014 was used.

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

In addition to the contractual payment obligations shown in the table above, we have commitments of $54.6 million remaining as of December 31, 2014 related to contracts to complete construction and development activity at outlet centers throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $25.7 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Our portion of contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $25.7 million at December 31, 2014. In addition, our portion of commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $7.8 million as of December 31, 2014.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	50%
Total secured debt to adjusted total assets	< 40%	9%
Total unencumbered assets to unsecured debt	> 150%	171%

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2014 taxable income to shareholders, we were required to distribute approximately $55.8 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $94.2 million to shareholders which significantly exceeds our required distributions. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2014 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3
National Harbor	National Harbor, MD	50.0%	339	9.5
RioCan Canada	Various	50.0%	870	132.5
Savannah (1)	Savannah, GA	50.0%	—	46.5
Westgate	Glendale, AZ	58.0%	381	14.3
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4
Other			—	1.5
				$208.0

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)
				$(2.2)

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

(2)
The negative carrying value is due to the distributions of proceeds from a mortgage loan, as well as quarterly distributions of excess cash flow, exceeding the original contributions from the partners.

In addition, the joint venture agreements contain other provisions where a venture partner can force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the outlet center to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

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

Charlotte, North Carolina

In July 2014, we opened a 398,000 square foot outlet center in Charlotte, NC that was developed through, and is owned by, a joint venture formed in May 2013. The outlet center is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (North Carolina Highway 160). Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. The loan balance as of December 31, 2014 was approximately $90.0 million. During construction, we provided development services to the joint venture and joint leasing services with our partner. Subsequent to the outlet center opening, our partner is providing property management, marketing and leasing services to the joint venture.

Galveston/Houston, Texas

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In July 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the net proceeds equally to the partners. We used our share of the proceeds to reduce amounts outstanding under our unsecured lines of credit. We are providing property management, marketing and leasing services to the outlet center.

National Harbor, Maryland

In November 2013, we opened an approximately 339,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan still carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2014 was approximately $83.7 million. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services for the outlet centers and RioCan has agreed to provide development and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the outlet center currently contains approximately 288,000 square feet, with additional square footage totaling approximately 28,000 square feet related to an anchor tenant expected to be completed and opened in early 2016. During the second quarter of 2013, the co-owners purchased the land for $28.7 million and broke ground on construction. As of December 31, 2014, our share of the costs incurred to date for the development of the outlet center, which was funded with equity, totaled approximately $45.3 million.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 305,000 square feet. The co-owners acquired land adjacent to the existing Cookstown Outlet Mall in March 2013 for $13.8 million and commenced construction of the expansion in May 2013. As of December 31, 2014, our share of the incurred costs related to the expansion and renovation of the existing outlet center, which was funded with equity, totaled approximately $27.1 million.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec and is approximately 116,000 square feet. The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec and is approximately 161,000 square feet

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The outlet center will include approximately 377,000 square feet, and is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of December 31, 2014, our equity contributions totaled $45.2 million and our partner’s equity contributions totaled $7.4 million. Contributions we make in excess of our partners' equity contributions will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $93.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one -year extension options. As of December 31, 2014, the balance on the loan was $25.5 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

In November 2014, the joint venture completed approximately 50,000 square feet of a 78,000 square foot expansion of the existing property which upon completion will bring the total square feet of the outlet center to approximately 409,000 square feet. The remaining square footage is expected to be completed and opened in the first quarter of 2015. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. In May 2014, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $48.3 million to $62.0 million. The amended and restated loan matures in June 2015 with the option to extend the maturity date for two additional years. As of December 31, 2014, the balance on the loan was $54.0 million.

The Westgate outlet center opened in November 2012 and was developed through, and currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

Wisconsin Dells, Wisconsin

The Wisconsin Dells outlet center opened in August 2006 as was developed through, and currently owned by, a joint venture that was formed in March 2005. In December 2012, the joint venture closed on the refinance of its $24.3 million mortgage loan. The refinanced interest-only, non-recourse mortgage loan has a 10 year term and carries an interest rate of LIBOR + 2.25%. We are providing property management, marketing and leasing services to the joint venture.

In February 2015, we closed on the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million. As a result of this transaction, we expect to record a gain of approximately $13.9 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the purchase price.

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by the us as of December 31, 2014 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company (in millions)
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.1%	3.3
National Harbor(1)	83.7	November 2019	LIBOR + 1.65%	10.0%	8.4
RioCan Canada	15.7	June 2015 and May 2020	5.10% - 5.75%	15.3%	2.4
Savannah (2)	25.5	May 2017	LIBOR + 1.65%	58.8%	15.0
Westgate	54.0	June 2015	LIBOR + 1.75%	30.4%	16.4
Wisconsin Dells	24.3	December 2022	LIBOR + 2.25%	—%	—
	$358.2				$50.0

(1)	100% completion guaranty; 10% repayment guaranty.

(2)	100% completion guaranty; $15.0 million repayment guaranty

Fees we received for various services provided to our unconsolidated joint ventures during 2014, 2013 and 2012, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Fees:
Development and leasing	$725	$595	$193
Loan guarantee	463	161	80
Management	1,897	1,831	1,301
Marketing	506	493	433
Total Fees	$3,591	$3,080	$2,007

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

Cost Capitalization

We capitalize costs incurred for the construction and development of properties, including interest, real estate taxes and salaries and related costs associated with employees directly involved. Capitalization of costs commences at the time the development of the property becomes probable and ceases when the property is substantially completed and ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. The amount of salaries and related costs capitalized for the construction and development of properties is based on our estimate of the amount of costs directly related to the construction or development of these assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities.

Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized includes amounts paid to third-party brokers and salaries and related costs of employees directly involved in originating leases. The amount of salaries and related costs capitalized is based on our estimate of the time and amount of costs directly related to originating leases.

If we incorrectly estimate the amount of costs to capitalize, we could significantly overstate or understate our financial condition and results of operations.

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2014.

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

New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current United States General Accepted Accounting Principles ("GAAP"), companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented. The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. In the fourth quarter of 2014, we entered into an agreement with a private buyer to sell our outlet center in Lincoln City, Oregon along with an option agreement for the buyer to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer now has the option to purchase three properties during the first quarter of 2015 and, should it acquire those properties, one additional property during the first quarter of 2016. The four additional properties subject to the option agreement have been classified as rental property held for sale in our consolidated balance sheets as of December 31, 2014 and their results of operations have remained in continuing operations for both the sold and held for sale rental properties. See Note 4 Disposition of Properties and Properties Held for Sale of the consolidated financial statements for further information.

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

FFO is intended to exclude historical cost depreciation of real estate as required by GAAP which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

Because of these limitations, FFO should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or our dividend paying capacity. We compensate for these limitations by relying primarily on our GAAP results and using FFO only as a supplemental measure.

Below is a reconciliation of net income to FFO for the years ended December 31, 2014, 2013 and 2012 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2014	2013	2012
Funds from Operations:
Net income	$78,152	$113,321	$56,476
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	100,961	94,515	97,760
Depreciation and amortization of real estate assets - unconsolidated joint ventures	12,212	12,419	8,105
Gain on sale of real estate	(7,513)	—	—
Gain on previously held interest in acquired joint venture	—	(26,002)	—
Impairment charges - unconsolidated joint ventures	—	—	140
Funds from operations	183,812	194,253	162,481
FFO attributable to noncontrolling interests in other consolidated partnerships	(185)	(202)	(26)
Allocation of FFO to participating securities (1)	(3,653)	(2,025)	(1,576)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$179,974	$192,026	$160,879
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,954	99,129	98,605
Dilutive funds from operations per share	$1.82	$1.94	$1.63
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	98,954	99,129	98,605
Dilutive funds from operations per unit	$1.82	$1.94	$1.63

(1)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014 which vested on December 31, 2014. The restricted common shares were considered participating securities through the vesting date.

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

Because of these limitations, AFFO should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using AFFO only as a supplemental measure.

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2014, 2013 and 2012 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2014	2013	2012
Adjusted Funds from Operations:
Funds from operations	$183,812	$194,253	$162,481
Adjusted for non-core items:
Acquisition costs	7	1,203	117
Abandoned pre-development costs	2,365	—	—
Demolition costs	—	140	—
Casualty gain	(486)	—	—
Loss on early extinguishment of debt	13,140	—	—
AFFO adjustments from unconsolidated joint ventures (1)	237	(7,422)	1,370
Adjusted funds from operations (AFFO)	199,075	188,174	163,968
AFFO attributable to noncontrolling interests in other consolidated partnerships	(185)	(202)	(26)
Allocation of AFFO to participating securities	(3,955)	(1,958)	(1,590)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$194,935	$186,014	$162,352
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	98,954	99,129	98,605
Dilutive adjusted funds from operations per share	$1.97	$1.88	$1.65
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	98,954	99,129	98,605
Dilutive adjusted funds from operations per unit	$1.97	$1.88	$1.65

(1)
Includes our share of acquisition costs, litigation settlement proceeds, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures. For the year ended December 31, 2013, includes a gain on early extinguishment of debt of $4.6 million and litigation settlement proceeds of $3.2 million.

(2)	Includes the dilutive effect of options, restricted shares not considered participating securities, notional units and exchangeable notes.

(3)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.
Same Center Net Operating Income
We present Same Center Net Operating Income - Cash Basis (“Same Center NOI - Cash Basis”) as a supplemental measure of our performance. We define Same Center NOI - Cash Basis as total operating revenues less property operating expenses for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, renovated or subject to a material, non-recurring event, such as a natural disaster, during the comparable reporting periods. Same Center NOI - Cash Basis also excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented.

Same Center NOI - Cash Basis is used by industry analysts, investors and management to measure operating performance of our properties because it provides a performance measure directly related to the revenues and expenses involved in owning and operating real estate assets and provides a perspective not immediately apparent from net income or FFO. Because Same Center NOI - Cash Basis excludes properties developed, redeveloped, acquired and sold; as well as termination fees and the non-cash adjustments described above, it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Same Center Net Operating Income, and accordingly, our Same Center NOI - Cash Basis may not be comparable to other REITs.

Same Center NOI - Cash Basis should not be viewed as an alternative measure of our financial performance since it does not reflect the operations of our entire portfolio, nor does it reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other non-property income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations.

Below is a reconciliation of income before equity in earnings (losses) of unconsolidated joint ventures to Same Center NOI (in thousands):

	2014	2013
Same Center Net Operating Income
Income before equity in earnings (losses) of unconsolidated joint ventures	$69,099	$102,281
Interest expense	57,931	51,616
Loss on early extinguishment of debt	13,140	—
Interest and other income	(794)	(190)
Gain on sale of real estate	(7,513)
Gain on previously held interest in acquired joint venture	—	(26,002)
Operating income	131,863	127,705
Adjusted to exclude:
Depreciation and amortization	102,432	95,746
Other non-property income and losses	(1,720)	(1,386)
Abandoned pre-development costs	2,365	—
Acquisition costs	7	1,203
General and administrative expenses	44,469	39,119
Non-cash adjustments and termination rents (1)	(4,608)	(5,217)
Non-same center and other NOI (2)	(23,778)	(12,315)
Same Center Net Operating Income - Cash Basis	$251,030	$244,855

(1)	Non-cash items include straight-line rent and net above and below market rent amortization.

(2)	Excluded from Same Center NOI are the following:

a.	Deer Park - We acquired a controlling interest in the 749,074 square foot outlet center located in Deer Park, NY on August 30, 2013.

b.	West Branch - portion of outlet center temporarily closed during 2014 due to damage caused by severe snow storm.

c.	Lincoln City - was sold in December 2014.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2014, approximately 1.6 million square feet, or 14%, of our then owned, consolidated portfolio came up for renewal and 1.5 million square feet, or 13%, of our current consolidated portfolio will come up for renewal in 2015. During 2014, we renewed 77% of the square feet that came up for renewal with the existing tenants at a 17% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 470,000 square feet at a 36% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States and Canada, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7.7% of our square feet or 4.7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2014 and 2013, occupancy at our consolidated outlet centers was 98% and 99%, respectively.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. At December 2014, the fair value of these contracts was $95,000. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of December 31, 2014, 27% of our outstanding debt had variable interest rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $3.9 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loan and unsecured lines of credit, at December 31, 2014 and 2013 was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. A 100 basis point increase from prevailing interest rates at December 31, 2014 and 2013 would result in a decrease in fair value of total debt by approximately $58.3 million and $46.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, Frank C. Marchisello Jr. (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2014 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, Frank C. Marchisello Jr. (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2014 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2014 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	1,015,350	$30.20	2,597,507
Equity compensation plans not approved by security holders	—	—	—
Total	1,015,350	$30.20	2,597,507

(1)
Includes (a) 370,500 common shares issuable upon the exercise of outstanding options (52,600 of which are vested and exercisable), (b) 315,150 restricted common shares that may be issued under the 2013 Outperformance Plan (the "2013 OPP") upon the satisfaction of certain conditions, and (c) 329,700 restricted common shares that may be issued under the 2014 Outperformance Plan (the "2014 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2013 and 2014 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

(2)
Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-53

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

3.1G
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. dated May 18, 2011. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

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

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.)

4.1	Form of Senior Indenture. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1A
Form of Fourth Supplemental Indenture (to Senior Indenture) dated November 4, 2005. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.)

4.1B	Form of Sixth Supplemental Indenture (to Senior Indenture) dated July 2, 2009. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3 filed on July 2, 2009.)

4.1C
Form of Seventh Supplemental Indenture (to Senior Indenture) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

4.1D
Form of Eighth Supplemental Indenture (to Senior Indenture) dated November 25, 2013. (Incorporated by reference to exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 25, 2013.)

4.1E
Form of Ninth Supplemental Indenture (to Senior Indenture) dated November 21, 2014. (Incorporated by reference to exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 21, 2014.)

10.1 *
Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.2 *
Form of Non-Qualified Share Option Agreement between Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and certain employees. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.3 *
Amended and Restated Employment Agreement of Steven B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated February 29, 2012.)

10.4 *
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

10.7 *
Employment Agreement for Chad D. Perry, dated as of December 12, 2011. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.)

10.8 *
Employment Agreement for Thomas E. McDonough, dated August 23, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on form 8-K dated August 23, 2010.)

10.9 *
Amended and Restated Employment Agreement for James F. Williams, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.10 *
Amended and Restated Employment Agreement for Virginia R. Summerell, as of December 29, 2008. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.11 *
Employment Agreement for Manuel O. Jessup, dated October 5, 2012.(Incorporated by reference to the exhibits to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.12 *
Employment Agreement for Charles A. Worsham, dated July 17, 2014. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.13
Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.13A
Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.13B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.13C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.13D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3, dated August 9, 2006.)

10.13E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 14, 2009.)

10.14
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

10.25*	Form of 2014 Outperformance Plan Notional Unit Award agreement.

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

10.28
Modification Agreement, dated October 24, 2013 to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.)

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

10.30
Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William G. Benton
William G. Benton	Non-Executive Chairman of the Board of Directors	February 24, 2015

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2015

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2015

/s/ James F. Williams
James F. Williams	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2015

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 24, 2015

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Director	February 24, 2015

/s/ Donald G. Drapkin
Donald G. Drapkin	Director	February 24, 2015

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 24, 2015

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 24, 2015

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 24, 2015

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

February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2015

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Vice President and Treasurer (Principal Financial Officer)	February 24, 2015

/s/ James F. Williams
James F. Williams	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 24, 2015

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 24, 2015

/s/ William G. Benton
William G. Benton	Trustee	February 24, 2015

/s/ Bridget Ryan Berman
Bridget Ryan Berman	Trustee	February 24, 2015

/s/ Donald G. Drapkin
Donald G. Drapkin	Trustee	February 24, 2015

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 24, 2015

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 24, 2015

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 24, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tanger Factory Outlet Centers, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2015

Report of Independent Registered Public Accounting Firm

To the Partners of Tanger Properties Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2015

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Rental property
Land	$217,994	$230,415
Buildings, improvements and fixtures	1,947,083	2,009,971
Construction in progress	98,526	9,433
	2,263,603	2,249,819
Accumulated depreciation	(662,236)	(654,631)
Total rental property, net	1,601,367	1,595,188
Cash and cash equivalents	16,875	15,241
Rental property held for sale	46,005	—
Investments in unconsolidated joint ventures	208,050	140,214
Deferred lease costs and other intangibles, net	140,883	163,581
Deferred debt origination costs, net	12,126	10,818
Prepaids and other assets	72,354	81,414
Total assets	$2,097,660	$2,006,456
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,426 and $5,752, respectively)	$793,574	$794,248
Unsecured term loans (net of discount of $241 and $396, respectively)	267,259	267,104
Mortgages payable (including premiums of $3,031 and $3,799, respectively)	271,361	250,497
Unsecured lines of credit	111,000	16,200
Total debt	1,443,194	1,328,049
Accounts payable and accrued expenses	69,558	59,462
Deferred financing obligation	28,388	28,388
Other liabilities	32,634	32,962
Total liabilities	1,573,774	1,448,861
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 authorized, 95,509,781 and 94,505,685 shares issued and outstanding at December 31, 2014 and 2013, respectively	955	945
Paid in capital	791,566	788,984
Accumulated distributions in excess of net income	(281,679)	(265,242)
Accumulated other comprehensive loss	(14,023)	(2,428)
Equity attributable to Tanger Factory Outlet Centers, Inc.	496,819	522,259
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	26,417	28,432
Noncontrolling interests in other consolidated partnerships	650	6,904
Total equity	523,886	557,595
Total liabilities and equity	$2,097,660	$2,006,456
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
REVENUES
Base rentals	$274,480	$253,402	$235,233
Percentage rentals	10,307	11,251	11,172
Expense reimbursements	122,532	109,654	101,110
Management, leasing and other services	3,591	3,080	2,007
Other income	7,648	7,432	7,480
Total revenues	418,558	384,819	357,002

EXPENSES
Property operating	137,422	121,046	111,160
General and administrative	44,469	39,119	37,452
Acquisition costs	7	1,203	117
Abandoned development costs	2,365	—	—
Depreciation and amortization	102,432	95,746	98,683
Total expenses	286,695	257,114	247,412
Operating income	131,863	127,705	109,590

OTHER INCOME/(EXPENSE)
Interest expense	(57,931)	(51,616)	(49,814)
Loss on early extinguishment of debt	(13,140)	—	—
Gain on sale of real estate	7,513	—	—
Gain on previously held interest in acquired joint venture	—	26,002	—
Interest and other income (expense)	794	190	(5)
Income before equity in earnings (losses) of unconsolidated joint ventures	69,099	102,281	59,771
Equity in earnings (losses) of unconsolidated joint ventures	9,053	11,040	(3,295)
Net income	78,152	113,321	56,476
Noncontrolling interests in Operating Partnership	(4,037)	(5,643)	(3,267)
Noncontrolling interests in other consolidated partnerships	(104)	(121)	19
Net income attributable to Tanger Factory Outlet Centers, Inc.	$74,011	$107,557	$53,228

Basic earnings per common share
Net income	$0.77	$1.14	$0.57

Diluted earnings per common share
Net income	$0.77	$1.13	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net income	$78,152	$113,321	$56,476
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(741)	(242)	(351)
Foreign currency translation adjustments	(10,042)	(4,968)	(5)
Change in fair value of cash flow hedges	(1,287)	1,382	—
Other comprehensive loss	(12,070)	(3,828)	(356)
Comprehensive income	66,082	109,493	56,120
Comprehensive income attributable to noncontrolling interests	(3,666)	(5,564)	(3,227)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$62,416	$103,929	$52,893

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2011	$867	$720,073	$(261,913)	$1,535	$460,562	$61,027	$6,843	$528,432
Net income	—	—	53,228	—	53,228	3,267	(19)	56,476
Other comprehensive loss	—	—	—	(335)	(335)	(21)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	—	10,676	—	—	10,676
Issuance of 37,700 common shares upon exercise of options	—	481	—	—	481	—	—	481
Issuance of 566,000 restricted shares, net of forfeitures	6	(6)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	34,910	—	—	34,910	(34,910)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(10)	—	—	(10)	—	10	—
Exchange of 6,730,028 Operating Partnership units for 6,730,028 common shares	68	(68)	—	—	—	—	—	—
Common dividends ($0.8300 per share)	—	—	(76,903)	—	(76,903)	—	—	(76,903)
Distributions to noncontrolling interests	—	—	—	—	—	(4,931)	—	(4,931)
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	107,557	—	107,557	5,643	121	113,321
Other comprehensive loss	—	—	—	(3,628)	(3,628)	(200)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	—	11,743	—	—	11,743
Issuance of 44,500 common shares upon exercise of options	—	635	—	—	635	—	—	635
Issuance of 450,576 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Issuance of 332,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,130	—	—	11,130	(11,130)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(576)	—	—	(576)	—	576	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.8850 per share)	—	—	(87,211)	—	(87,211)	—	—	(87,211)
Distributions to noncontrolling interests	—	—	—	—	—	(4,294)	(102)	(4,396)
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	74,011	—	74,011	4,037	104	78,152
Other comprehensive loss	—	—	—	(11,595)	(11,595)	(475)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	—	15,459	—	—	15,459
Issuance of 47,000 common shares upon exercise of options	—	903	—	—	903	—	—	903
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Withholding of 412,239 common shares for employee income taxes	(4)	(15,516)	—	—	(15,520)	—	—	(15,520)
Adjustment for noncontrolling interests in Operating Partnership	—	741	—	—	741	(741)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	—	1,009	—	(5)	1,004
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	(6,226)	(6,226)
Exchange of 66,606 Operating Partnership units for 66,606 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.9450 per share)	—	—	(90,448)	—	(90,448)	—	—	(90,448)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(4,836)	(127)	(4,963)
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$78,152	$113,321	$56,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,432	95,746	98,683
Amortization of deferred financing costs	2,382	2,194	2,313
Abandoned pre-development costs	2,365	—	—
Casualty gain	(486)	—	—
Gain on sale of real estate	(7,513)	—	—
Gain on previously held interest in acquired joint venture	—	(26,002)	—
Equity in (earnings) losses of unconsolidated joint ventures	(9,053)	(11,040)	3,295
Share-based compensation expense	14,750	11,376	10,676
Amortization of debt (premiums) and discounts, net	(601)	(886)	(1,007)
Net amortization (accretion) of market rent rate adjustments	3,209	1,141	(348)
Straight-line rent adjustments	(6,073)	(5,529)	(3,649)
Payment of discount on extinguishment of debt	(913)	—	—
Distributions of cumulative earnings from unconsolidated joint ventures	9,586	5,853	1,005
Changes in other asset and liabilities:
Other assets	4,160	(7,676)	(5,557)
Accounts payable and accrued expenses	(3,626)	8,988	3,863
Net cash provided by operating activities	188,771	187,486	165,750
INVESTING ACTIVITIES:
Additions to rental property	(147,976)	(47,436)	(41,283)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	(11,271)	—
Additions to investments in and notes receivable from unconsolidated joint ventures	(142,268)	(150,854)	(103,041)
Net proceeds on sale of real estate	38,993	—	—
Proceeds from insurance reimbursements	1,964	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	65,336	47,149	1,471
Additions to non-real estate assets	(1,053)	(7,768)	—
Additions to deferred lease costs	(5,664)	(4,046)	(5,056)
Net cash used in investing activities	(190,668)	(174,226)	(147,909)
FINANCING ACTIVITIES:
Cash dividends paid	(90,448)	(87,211)	(76,903)
Distributions to noncontrolling interests in Operating Partnership	(4,836)	(4,294)	(4,931)
Proceeds from debt issuances	931,608	785,803	585,800
Repayments of debt	(815,690)	(697,377)	(517,271)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(15,520)	—	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)	—
Distributions to noncontrolling interests in other consolidated partnerships	(127)	(102)	—
Proceeds from tax increment financing	2,080	—	—
Additions to deferred financing costs	(3,913)	(4,001)	(2,591)
Proceeds from exercise of options	903	635	481
Net cash provided by (used in) financing activities	4,057	(7,072)	(15,415)
Effect of foreign currency rate changes on cash and cash equivalents	(526)	(1,282)	15
Net increase in cash and cash equivalents	1,634	4,906	2,441
Cash and cash equivalents, beginning of year	15,241	10,335	7,894
Cash and cash equivalents, end of year	$16,875	$15,241	$10,335
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Rental property
Land	$217,994	$230,415
Buildings, improvements and fixtures	1,947,083	2,009,971
Construction in progress	98,526	9,433
	2,263,603	2,249,819
Accumulated depreciation	(662,236)	(654,631)
Total rental property, net	1,601,367	1,595,188
Cash and cash equivalents	15,806	14,984
Rental property held for sale	46,005	—
Investments in unconsolidated joint ventures	208,050	140,214
Deferred lease costs and other intangibles, net	140,883	163,581
Deferred debt origination costs, net	12,126	10,818
Prepaids and other assets	71,848	81,165
Total assets	$2,096,085	$2,005,950
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,426 and $5,752, respectively)	$793,574	$794,248
Unsecured term loans (net of discount of $241 and $396, respectively)	267,259	267,104
Mortgages payable (including premiums of $3,031 and $3,799, respectively)	271,361	250,497
Unsecured lines of credit	111,000	16,200
Total debt	1,443,194	1,328,049
Accounts payable and accrued expenses	67,983	58,956
Deferred financing obligation	28,388	28,388
Other liabilities	32,634	32,962
Total liabilities	1,572,199	1,448,355
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at December 31, 2014 and 2013	4,828	4,988
Limited partners, 5,078,406 and 5,145,012 Class A units and 94,509,781 and 93,505,685 Class B units outstanding at December 31, 2014 and 2013, respectively	533,199	548,424
Accumulated other comprehensive loss	(14,791)	(2,721)
Total partners' equity	523,236	550,691
Noncontrolling interests in consolidated partnerships	650	6,904
Total equity	523,886	557,595
Total liabilities and equity	$2,096,085	$2,005,950

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2014	2013	2012
REVENUES
Base rentals	$274,480	$253,402	$235,233
Percentage rentals	10,307	11,251	11,172
Expense reimbursements	122,532	109,654	101,110
Management, leasing and other services	3,591	3,080	2,007
Other income	7,648	7,432	7,480
Total revenues	418,558	384,819	357,002

EXPENSES
Property operating	137,422	121,046	111,160
General and administrative	44,469	39,119	37,452
Acquisition costs	7	1,203	117
Abandoned development costs	2,365	—	—
Depreciation and amortization	102,432	95,746	98,683
Total expenses	286,695	257,114	247,412
Operating income	131,863	127,705	109,590

OTHER INCOME/(EXPENSE)
Interest expense	(57,931)	(51,616)	(49,814)
Loss on early extinguishment of debt	(13,140)	—	—
Gain on sale of real estate	7,513	—	—
Gain on previously held interest in acquired joint venture	—	26,002	—
Interest and other income (expense)	794	190	(5)
Income before equity in earnings (losses) of unconsolidated joint ventures	69,099	102,281	59,771
Equity in earnings (losses) of unconsolidated joint ventures	9,053	11,040	(3,295)
Net income	78,152	113,321	56,476
Noncontrolling interests in consolidated partnerships	(104)	(121)	19
Net income available to partners	78,048	113,200	56,495
Net income available to limited partners	77,263	112,047	55,917
Net income available to general partner	$785	$1,153	$578

Basic earnings per common unit
Net income	$0.77	$1.14	$0.57

Diluted earnings per common unit
Net income	$0.77	$1.13	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Net income	$78,152	$113,321	$56,476
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	(741)	(242)	(351)
Foreign currency translation adjustments	(10,042)	(4,968)	(5)
Change in fair value of cash flow hedges	(1,287)	1,382	—
Other comprehensive loss	(12,070)	(3,828)	(356)
Comprehensive income	66,082	109,493	56,120
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(104)	(121)	19
Comprehensive income attributable to the Operating Partnership	$65,978	$109,372	$56,139

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2011	$4,972	$515,154	$1,463	$521,589	$6,843	$528,432
Net income	578	55,917	—	56,495	(19)	56,476
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	10,676	—	10,676	—	10,676
Issuance of 37,700 common units upon exercise of options	—	481	—	481	—	481
Issuance of 566,000 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(10)	—	(10)	10	—
Common distributions ($0.8300 per common unit)	(830)	(81,004)	—	(81,834)	—	(81,834)
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	1,153	112,047	—	113,200	121	113,321
Other comprehensive loss	—	—	(3,828)	(3,828)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	11,743	—	11,743
Issuance of 44,500 common units upon exercise of options	—	635	—	635	—	635
Issuance of 450,576 limited partner units	—	13,981	—	13,981	—	13,981
Issuance of 332,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(576)	—	(576)	576	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($0.8850 per common unit)	(885)	(90,620)	—	(91,505)	—	(91,505)
Distributions to noncontrolling interests	—	—	—	—	(102)	(102)
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	785	77,263	—	78,048	104	78,152
Other comprehensive loss	—	—	(12,070)	(12,070)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	15,459	—	15,459
Issuance of 47,000 common units upon exercise of options	—	903	—	903	—	903
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 412,239 common units for employee income taxes	—	(15,520)	—	(15,520)	—	(15,520)
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	1,009	(5)	1,004
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(6,226)	(6,226)
Common distributions ($.9450 per common unit)	(945)	(94,339)	—	(95,284)	—	(95,284)
Distributions to noncontrolling interests	—	—	—	—	(127)	(127)
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$78,152	$113,321	$56,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,432	95,746	98,683
Amortization of deferred financing costs	2,382	2,194	2,313
Abandoned pre-development costs	2,365	—	—
Casualty gain	(486)	—	—
Gain on sale of real estate	(7,513)	—	—
Gain on previously held interest in acquired joint venture	—	(26,002)	—
Equity in (earnings) losses of unconsolidated joint ventures	(9,053)	(11,040)	3,295
Equity-based compensation expense	14,750	11,376	10,676
Amortization of debt (premiums) and discounts, net	(601)	(886)	(1,007)
Net amortization (accretion) of market rent rate adjustments	3,209	1,141	(348)
Straight-line rent adjustments	(6,073)	(5,529)	(3,649)
Payment of discount on extinguishment of debt	(913)	—	—
Distributions of cumulative earnings from unconsolidated joint ventures	9,586	5,853	1,005
Increases (decreases) due to changes in:
Other assets	4,417	(7,861)	(5,447)
Accounts payable and accrued expenses	(4,695)	8,956	3,741
Net cash provided by operating activities	187,959	187,269	165,738
INVESTING ACTIVITIES:
Additions to rental property	(147,976)	(47,436)	(41,283)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	(11,271)	—
Additions to investments in and notes receivable from unconsolidated joint ventures	(142,268)	(150,854)	(103,041)
Net proceeds on sale of real estate	38,993	—	—
Proceeds from insurance reimbursements	1,964	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	65,336	47,149	1,471
Additions to non-real estate assets	(1,053)	(7,768)	—
Additions to deferred lease costs	(5,664)	(4,046)	(5,056)
Net cash used in investing activities	(190,668)	(174,226)	(147,909)
FINANCING ACTIVITIES:
Cash distributions paid	(95,284)	(91,505)	(81,834)
Proceeds from debt issuance	931,608	810,803	585,800
Repayments of debt	(815,690)	(722,377)	(517,271)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(15,520)	—	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	(525)	—
Distributions to noncontrolling interests in other consolidated partnerships	(127)	(102)	—
Proceeds from tax increment financing	2,080	—	—
Additions to deferred financing costs	(3,913)	(4,001)	(2,591)
Proceeds from exercise of options	903	635	481
Net cash provided by (used in) financing activities	4,057	(7,072)	(15,415)
Effect of foreign currency rate changes on cash and cash equivalents	(526)	(1,282)	15
Net increase in cash and cash equivalents	822	4,689	2,429
Cash and cash equivalents, beginning of year	14,984	10,295	7,866
Cash and cash equivalents, end of year	$15,806	$14,984	$10,295
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2014, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 11.3 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 98% occupied and contained over 2,400 stores, representing approximately 380 store brands. We also had partial ownership interests in 9 outlet centers totaling approximately 2.6 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2014, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,509,781 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We evaluate our real estate joint ventures in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC"). As a result of our qualitative assessment, we concluded that our Westgate and Savannah joint ventures are Variable Interest Entities ("VIE") and none of our other joint ventures are VIEs. Westgate and Savannah are each considered a VIE because the voting rights are disproportionate to the economic interests.

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

The operating, development, leasing, and management agreements of Westgate and Savannah provide that the activities that most significantly impact the economic performance of the ventures require unanimous consent. Accordingly, we determined that we do not have the power to direct the significant activities that affect the economic performance of the ventures and therefore, have applied the equity method of accounting. Our investment in Westgate was approximately $14.3 million and in Savannah was approximately $46.5 million as of December 31, 2014. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Savannah.

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

Operating Segments - We focus exclusively on developing, acquiring, owning, operating, and managing outlet shopping centers. We aggregate the financial information of all outlet centers into one reportable operating segment because the outlet centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

We also capitalize other costs incurred for the construction and development of properties, including interest, real estate taxes and salaries and related costs associated with employees directly involved. Capitalization of costs commences at the time the development of the property becomes probable and ceases when the property is substantially completed and ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. The amount of salaries and related costs capitalized for the construction and development of properties, which during 2014, 2013 and 2012 amounted to $1.6 million, $2.2 million and $1.8 million, respectively, is based on our estimate of the amount of costs directly related to the construction or development of these assets.

Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities. Interest costs capitalized during 2014, 2013 and 2012 amounted to approximately $5.1 million, $1.6 million and $1.2 million, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and 7 years for equipment.

Tenant finishing allowances are amortized over the life of the associated lease. Capitalized interest costs are amortized over lives which are consistent with the constructed assets. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Depreciation expense related to rental property included in net income for each of the years ended December 31, 2014, 2013 and 2012 was $80.1 million, $74.7 million and $73.7 million, respectively.

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists. As a part of acquisition accounting, the amount by which the fair value of our previously held equity method investment exceeds the carrying book value is recorded as a gain on previously held interest in acquired joint venture. Direct costs to acquire existing outlet centers are expensed as incurred.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2014 and 2013, respectively, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $671,000 and $670,000, respectively.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and salaries and related costs of employees directly involved in originating leases, during 2014, 2013 and 2012 were approximately $6.2 million, $4.0 million and $5.1 million, respectively. Of the amounts capitalized during 2014, 2013 and 2012, approximately $5.1 million, $2.9 million, and $4.5 million, respectively, were related to salaries and related costs. The amount of salaries and related costs capitalized is based on our estimate of the time and amount of costs directly related to originating leases. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions.

Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - We have a wholly-owned captive insurance company that is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized no impairment losses during the years ended December 31, 2014, 2013, and 2012, respectively. We believe there are no unrecorded impairment losses as of December 31, 2014, 2013 and 2012, respectively.

Rental Property Held For Sale - Rental properties designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify rental property as held for sale when our Board of Directors approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets.

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2014 and 2013, we do not believe that any of our equity investments were impaired.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2011 - 2014 remain open to examination by the major tax jurisdictions to which we are subject.

With regard to the Company's unconsolidated Canadian joint ventures, deferred tax assets result principally from depreciation deducted under GAAP that exceed capital cost allowances claimed under Canadian tax rules. A valuation allowance is provided if we believe all or some portion of the deferred tax asset may not be realized. We have determined that a full valuation allowance is required as we believe none of the deferred tax assets will be realized.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2014, 2013 and 2012 were taxable as follows:

Common dividends per share:	2014	2013	2012
Ordinary income	$0.7645	$0.7894	$0.8293
Capital gain	—	0.0115	—
Return of capital	0.1805	0.0841	0.0007
	$0.9450	$0.8850	$0.8300

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net income available to the Company's shareholders	$74,011	$107,557	$53,228
Book/tax difference on:
Depreciation and amortization	20,575	(10,697)	16,034
Loss on sale or disposal of real estate	(9,524)	(1,805)	(1,543)
Equity in earnings from unconsolidated joint ventures	12,910	5,601	5,037
Share-based payment compensation	(37,193)	(3,818)	(6,298)
Gain on previously held interest in acquired joint venture	—	(24,710)	—
Other differences	1,205	(5,823)	(850)
Taxable income available to common shareholders	$61,984	$66,305	$65,608

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded in other assets were approximately $34.6 million and $30.9 million as of December 31, 2014 and 2013, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures. Development fees are recognized as revenue when earned over the development period. Leasing fees are charged for newly executed leases and lease renewals, and are recognized as revenue when earned. Profits from development and leasing fees received from unconsolidated affiliates are recognized as revenue to the extent of the third-party partners' ownership interest. Profits earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Marketing fees are charged as a percentage of marketing expenses incurred by the property. Fees recognized from these activities are shown as management, leasing and other services in our consolidated statements of operations. Fees received from consolidated joint ventures are eliminated in consolidation.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2014, 2013 or 2012.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures for these items included in trade payables as of December 31, 2014, 2013 and 2012 amounted to $23.0 million, $9.8 million and $7.1 million, respectively.

Non-cash investing activities that occurred during 2014 related to the acquisition of the remaining non-controlling interest in The Outlets at Hershey, as discussed in Note 3. In the In September 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 248,000 square foot outlet center. A portion of the cash consideration paid to the buyer included a $6.2 million loan, which was included in other assets in the consolidated balance sheets, collateralized by their remaining ownership interest in the property. In October 2014, the loan was canceled in exchange for this remaining ownership interest in the property.

Non-cash financing activities that occurred during the 2013 period related to the acquisition of a controlling interest in Deer Park, as discussed in Note 3, included the assumption of debt totaling $237.9 million, and the issuance of $14.0 million in Class A common limited partnership units of the Operating Partnership as a portion of the consideration given. In addition, rental property and lease related intangible assets increased by $27.9 million related to the fair value of the one-third interest owned by Deer Park's other remaining partner and $26.0 million related to the fair value of our previously held interest in excess of carrying amount.

Interest paid, net of interest capitalized, in 2014, 2013 and 2012 was $55.4 million, $48.0 million and $46.8 million, respectively.

Accounting for Equity-Based Compensation - We may issue non-qualified options and other equity-based awards under the Amended and Restated Incentive Award Plan (the "Incentive Award Plan"). We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance.

Foreign Currency Translation - We have entered into a co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada for which the functional currency is the local currency. The assets and liabilities related to our investments in Canada are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are translated using the average exchange rate for the period. Our share of unrealized gains and losses resulting from the translation of these financial statements are reflected in shareholders' equity as a component of accumulated other comprehensive loss in the Company's consolidated balance sheets.

New Accounting Pronouncements - In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting" ("ASU 2014-17"). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, "Accounting Changes and Error Corrections". If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. We have adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current GAAP, companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented.The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted the standard in the first quarter of 2014. In the fourth quarter of 2014, we entered into an agreement with a private buyer to sell our outlet center in Lincoln City, Oregon along with an option agreement for the buyer to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer now has the option to purchase three properties during the first quarter of 2015 and, should it acquire those properties, one additional property during the first quarter of 2016. The four additional properties subject to the option agreement have been classified as rental property held for sale in our consolidated balance sheets as of December 31, 2014 and their results of operations have remained in continuing operations for both the sold and held for sale rental properties. See Note 4 Disposition of Properties and Properties Held for Sale for further information.

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

Reclassifications - The amount related to construction trade payables on the consolidated balance sheets as of December 31, 2013 has been reclassified to the caption "accounts payable and accrued expenses" from the caption "construction trade payables" to conform to the presentation of the consolidated balance sheets as of December 31, 2014.

We have reclassified $3.1 million and $2.0 million related to management, leasing and other services in the consolidated statement of operations for the years ended December 31, 2013 and 2012, respectively, to the caption "management, leasing and other services" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the year ended December 31, 2014.

In addition, we have reclassified certain amounts related to interest income and other income (expense) in the consolidated statement of operations for the years ended December 31, 2013 and 2012 to the caption "interest and other income" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the year ended December 31, 2014.

3.    Acquisition of Rental Property

2014 Acquisitions

In September 2011, we purchased substantially all of the economic interests in The Outlets at Hershey, a 248,000 square foot outlet center. A portion of the cash consideration paid to the buyer included a $6.2 million loan, which was included in other assets in the consolidated balance sheets, collateralized by their remaining ownership interest in the property. In October 2014, the loan was canceled in exchange for this remaining ownership interest in the property.

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

Prior to the acquisition, Deer Park successfully negotiated new financing of the debt obligations for the previous mortgage and mezzanine loans totaling approximately $238.5 million, with a $150.0 million mortgage loan. The new five year mortgage loan bears interest at a 150 basis point spread over LIBOR. The previous mortgage and mezzanine loans were in default, and as part of the refinancing, all default interest associated with the loans was waived. Utilizing funding from our existing unsecured lines of credit, we loaned approximately $89.5 million at a rate of LIBOR plus 3.25% and due on August 30, 2020 to the Deer Park joint venture representing the remaining amount necessary to repay the previous mortgage and mezzanine loans. As a result of the refinancing, Deer Park recorded a gain on early extinguishment of debt of approximately $13.8 million. Our share of this gain along with our share of the income from the settlement of a lawsuit by Deer Park with a third party totaled approximately $7.8 million, which has been included in equity in earnings (losses) of unconsolidated joint ventures in the consolidated statement of operations for the year ended December 31, 2013.

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

The aggregate purchase price of the property was allocated as follows:

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

4. Disposition of Properties and Properties Held for Sale

In the fourth quarter of 2014, we entered into an agreement with a private buyer to acquire our outlet center in Lincoln City, Oregon along with an option agreement to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer now has the option to purchase three properties during the first quarter of 2015 and, should they acquire those properties, one property during the first quarter of 2016.

Property	Location	Date Sold	Square Feet (in 000's)	Net Sales Price (in 000's)	Gain on Sale(in 000's)
Lincoln City	Lincoln City, OR	12/22/2014	270	$38,993	$7,513
Properties held for sale	Various	—	712	—	—
			982	$38,993	$7,513

The sold and held for sale rental properties did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies), thus their results of operations have remained in continuing operations. The held for sale rental properties have been classified as rental property held for sale as of December 31, 2014 on the consolidated balance sheets.

The carrying values of the assets of those properties that remained unsold at December 31, 2014 totaled $46.0 million and were comprised of the following (in thousands):

2014
Rental property, net	$43,532
Deferred lease costs and other intangibles, net	757
Prepaids and other assets	1,716
Rental property held for sale	$46,005

5. Development of Consolidated Rental Properties

Foxwoods, Connecticut

At the Foxwoods Resort Casino in Mashantucket, Connecticut, construction continued throughout 2014 on Tanger Outlets at Foxwoods. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. The outlet center will contain approximately 313,000 square feet and will be suspended above ground to join the casino floors of the two major hotels located within the resort. Construction originally commenced in September 2013 and currently we anticipate the outlet center will open during the second quarter of 2015. As of December 31, 2014, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $45.8 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of December 31, 2014 was $25.2 million.

Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

Grand Rapids, Michigan

In July 2014, we purchased land for approximately $8.0 million and commenced construction on the development of an approximately 350,000  square foot wholly-owned outlet center near Grand Rapids, Michigan. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads. The outlet center will be located approximately 30 miles east of Lake Michigan and its lakeside communities. Currently, we anticipate the outlet center will open in the second half of 2015. Costs incurred as of December 31, 2014, which have been funded with borrowings under our lines of credit and cash flow from operations, totaled approximately $19.7 million.

West Branch, Michigan

During the first quarter of 2014, we incurred property damage to our West Branch, Michigan outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. As a result, we wrote off the damaged assets which had a net book value of approximately $455,000 and incurred approximately $567,000 of demolition costs. Through December 31, 2014, we received a total of approximately $1.3 million in insurance proceeds related to our property damage claim. During fiscal 2014, a casualty gain of $486,000 was recorded in interest and other income in the consolidated statements of operations, reflecting total expected replacement insurance proceeds in excess of the net book value written off and demolition costs incurred.

6. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2014 and 2013 aggregated $208.0 million and $140.2 million respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2014 and 2013, we were members of the following unconsolidated real estate joint ventures:

As of December 31, 2014
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3	$65.0
National Harbor	National Harbor, MD	50.0%	339	9.5	83.7
RioCan Canada	Various	50.0%	870	132.5	15.7
Savannah (1)	Savannah, GA	50.0%	—	46.5	25.5
Westgate	Glendale, AZ	58.0%	381	14.3	54.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.5	—
				$208.0	$268.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)	$90.0
				$(2.2)	$90.0

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

(2)
The negative carrying value is due to the distributions of proceeds from a mortgage loan, as well as quarterly distributions of excess cash flow, exceeding the original contributions from the partners.

As of December 31, 2013
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Charlotte	Charlotte, NC	50.0%	—	$11.6	$—
Galveston/Houston	Texas City, TX	50.0%	353	7.4	65.0
National Harbor	National Harbor, MD	50.0%	336	16.7	52.4
RioCan Canada	Various	50.0%	433	85.7	17.9
Westgate	Glendale, AZ	58.0%	332	16.1	43.1
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.5	24.3
Other			—	0.2	—
				$140.2	$202.7

These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income (loss), cash contributions, distributions and other adjustments required by the equity method of accounting as described below.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Fees:
Development and leasing	$725	$595	$193
Loan guarantee	463	161	80
Management	1,897	1,831	1,301
Marketing	506	493	433
Total Fees	$3,591	$3,080	$2,007

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.4 million and $1.6 million as of December 31, 2014 and 2013, respectively) are amortized over the various useful lives of the related assets.

Charlotte, North Carolina

In July 2014, we opened a 398,000 square foot outlet center in Charlotte, NC that was developed through, and is owned by, a joint venture formed in May 2013. The outlet center is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (North Carolina Highway 160). Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest only mortgage closed on an interest only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. The loan balance as of December 31, 2014 was approximately $90.0 million. During construction, we provided development services to the joint venture and joint leasing services with our partner. Subsequent to the outlet center opening, our partner is providing property management, marketing and leasing services to the joint venture.

Deer Park, Long Island, New York

As described in Note 3, we acquired an additional one-third ownership interest in Deer Park and have consolidated the property for financial reporting purposes since the acquisition date. Prior to August 30, 2013, this was an unconsolidated joint venture.

Galveston/Houston, Texas

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In July 2013, the joint venture closed on a $70.0 million mortgage loan with a rate of LIBOR + 1.50% and a maturity date of July 2017, with the option to extend the maturity for one additional year. The joint venture received total loan proceeds of $65.0 million and distributed the net proceeds equally to the partners. We used our share of the proceeds to reduce amounts outstanding under our unsecured lines of credit. We are providing property management, marketing and leasing services to the outlet center.

National Harbor, Maryland

In November 2013, we opened an approximately 339,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan still carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2014 was approximately $83.7 million. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have entered into a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services for the outlet centers and RioCan has agreed to provide development and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the outlet center currently contains approximately 288,000 square feet, with additional square footage totaling approximately 28,000 square feet related to an anchor tenant expected to be completed and opened in early 2016. During the second quarter of 2013, the co-owners purchased the land for $28.7 million and broke ground on construction. As of December 31, 2014, our share of the costs incurred to date for the development of the outlet center, which was funded with equity, totaled approximately $45.3 million.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 305,000 square feet. The co-owners acquired land adjacent to the existing Cookstown Outlet Mall in March 2013 for $13.8 million and commenced construction of the expansion in May 2013. As of December 31, 2014, our share of the incurred costs related to the expansion and renovation of the existing outlet center, which was funded with equity, totaled approximately $27.1 million.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec and is approximately 116,000 square feet. The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec and is approximately 161,000 square feet

During the first quarter of 2012, the co-owners terminated an option contract to develop a outlet center in Halton Hills, Ontario and accordingly wrote-off pre-development costs of approximately $1.4 million.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The outlet center will include approximately 377,000 square feet, and is located on I-95, just north of I-16 in Pooler, Georgia, adjacent to the City of Savannah, and near the Savannah International Airport. As of December 31, 2014, our equity contributions totaled $45.2 million and our partner’s equity contributions totaled $7.4 million. Contributions we make in excess of our partners' equity contributions will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $93.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one -year extension options. As of December 31, 2014, the balance on the loan was $25.5 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

In November 2014, the joint venture completed approximately 50,000 square feet of a 78,000 square foot expansion of the existing property which upon completion will bring the total square feet of the outlet center to approximately 409,000 square feet. The remaining square footage is expected to be completed and opened in the first quarter of 2015. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. In May 2014, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $48.3 million to $62.0 million. The amended and restated loan matures in June 2015 with the option to extend the maturity date for two additional years. As of December 31, 2014, the balance on the loan was $54.0 million.

The Westgate outlet center opened in November 2012 and was developed through, and currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.
Wisconsin Dells, Wisconsin

The Wisconsin Dells outlet center opened in August 2006 as was developed through, and is currently owned by, a joint venture that was formed in March 2005. In December 2012, the joint venture closed on the refinance of its $24.3 million mortgage loan. The refinanced interest-only, non-recourse mortgage loan has a 10 year term and carries an interest rate of LIBOR + 2.25%. We are providing property management, leasing and marketing services to the joint venture.

In February 2015, we closed on the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million. As a result of this transaction, we expect to record a gain of approximately $13.9 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the purchase price.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2014 and 2013 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2014	2013
Assets
Land	$102,601	$66,020
Buildings, improvements and fixtures	542,501	327,972
Construction in progress, including land	104,780	86,880
	749,882	480,872
Accumulated depreciation	(48,233)	(29,523)
Total rental property, net	701,649	451,349
Cash and cash equivalents	46,917	22,704
Deferred lease costs, net	21,234	19,281
Deferred debt origination costs, net	5,995	1,737
Prepaids and other assets	12,766	9,107
Total assets	$788,561	$504,178
Liabilities and Owners' Equity
Mortgages payable	$358,219	$222,058
Accounts payable and other liabilities	70,795	8,540
Total liabilities	429,014	230,598
Owners' equity	359,547	273,580
Total liabilities and owners' equity	$788,561	$504,178

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2014	2013	2012
Revenues (1)	$78,625	$85,682	$54,936
Expenses:
Property operating	30,986	31,610	24,678
General and administrative	621	977	970
Acquisition costs	—	477	1,437
Abandoned development costs	472	153	1,447
Impairment charge	—	—	420
Depreciation and amortization	23,426	26,912	19,914
Total expenses	55,505	60,129	48,866
Operating income	23,120	25,553	6,070
Gain on early extinguishment of debt (2)	—	13,820	—
Interest expense	(5,459)	(11,602)	(14,760)
Net income (loss)	$17,661	$27,771	$(8,690)
The Company and Operating Partnership's share of:
Net income (loss)	$9,053	$11,040	$(3,295)
Depreciation and asset impairments (real estate related) (2)	12,212	12,419	8,245

(1)
Note that revenues for the year ended December 31, 2013 include approximately $9.5 million of other income from the settlement of a lawsuit at Deer Park prior to our acquisition of an additional one-third interest in and the consolidation of the property.

(2)	Represents a gain on early extinguishment of debt that was recorded as part of the refinancing of the debt at Deer Park in August 2013 (See Note 3).

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Deferred lease costs	$61,205	$60,657
Intangible assets:
Above market leases	44,144	49,584
Lease in place value	69,893	102,085
Tenant relationships	57,230	62,438
Other intangibles	42,789	45,534
	275,261	320,298
Accumulated amortization	(134,378)	(156,717)
Deferred lease costs and other intangibles, net	$140,883	$163,581

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2014 and 2013 were $12.9 million and $15.7 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2014, 2013 and 2012 was $20.9 million, $19.8 million and $24.1 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2014, 2013 and 2012 was $(2.8) million, $(686,000) and $803,000, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/below market leases, net	Deferred lease costs and other intangibles
2015	$2,324	$11,478
2016	1,957	9,977
2017	1,997	8,195
2018	1,880	7,220
2019	466	4,922
Total	$8,624	$41,792

Deferred debt origination costs, net as of December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Deferred debt origination costs	$22,126	$20,112
Accumulated amortization	(10,000)	(9,294)
Deferred debt origination costs, net	$12,126	$10,818

Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $2.2 million and $2.3 million, respectively.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. As of December 31, 2014 and December 31, 2013, the Operating Partnership had amounts outstanding on these lines totaling $111.0 million and $16.2 million, respectively.

The Company also guarantees the Operating Partnership's unsecured term loan as well as its obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011. As of December 31, 2014, the amounts outstanding on the term loan and mortgage were $250.0 million and $17.9 million, respectively.

9.    Debt of the Operating Partnership

Debt as of December 31, 2014 and 2013 consists of the following (in thousands):

			As of		As of
			December 31, 2014		December 31, 2013
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.15%	November 2015	$—	$—	$250,000	$(211)
Senior notes	6.125%	June 2020	300,000	(1,276)	300,000	(1,469)
Senior notes	3.875%	December 2023	250,000	(3,732)	250,000	(4,072)
Senior notes	3.750%	December 2024	$250,000	$(1,418)	—	—

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	45,997	3,694	48,535	4,091
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,161)	150,000	(1,478)
Hershey (1)	5.17%-8.00%	August 2015	29,271	399	29,970	993
Ocean City (1)	5.24%	January 2016	17,827	99	18,193	193
Foxwoods	LIBOR + 1.65%	December 2017	25,235	—	—	—
Note payable (1)	1.50%	June 2016	10,000	(241)	10,000	(396)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	October 2017	111,000	—	16,200	—
			$1,446,830	$(3,636)	$1,330,398	$(2,349)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

Certain of our properties, which had a net book value of approximately $602.7 million at December 31, 2014, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2014, we were in compliance with all of our debt covenants.

2014 Transactions

Foxwoods Mortgage

In December 2014, the joint venture closed on a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one -year extension options. The balance of this loan as of December 31, 2014 was $25.2 million.

Amendment of $250.0 Million Unsecured Term Loan

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan which matures in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%. No other material terms of the loan were amended.

$250.0 Million Unsecured Senior Notes

In November 2014, Tanger Properties Limited Partnership completed a public offering of $250.0 million in senior notes due 2024 in an underwritten public offering. The notes were priced at 99.429% of the principal amount to yield 3.819% to maturity. The notes will pay interest semi-annually at a rate of 3.750% per annum and mature on December 1, 2024. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.2 million. We used the net proceeds from the sale of the notes to redeem our $250.0 million 6.15% senior notes due November 2015. We recorded a charge of approximately $13.1 million for the make-whole premium related to the early redemption, which was completed in December 2014.

2013 Transactions

Assumption of $150.0 Mortgage and Entrance into Derivatives

In August 2013, as part of the acquisition of a controlling ownership interest in Deer Park, we assumed an $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a five year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018.

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

$250.0 Million Unsecured Senior Notes

In November 2013, Tanger Properties Limited Partnership completed a public offering of $250.0 million in senior notes due 2023 in an underwritten public offering. The notes were priced at 98.360% of the principal amount to yield 4.076% to maturity. The notes will pay interest semi-annually at a rate of 3.875% per annum and mature on December 1, 2023. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $243.6 million. We used the net proceeds from the sale of the notes to repay borrowings under our unsecured lines of credit.

2012 Transactions
In February 2012, the Operating Partnership closed on a seven-year $250.0 million unsecured term loan. The term loan is interest only, matures in the first quarter of 2019 and is pre-payable without penalty beginning in February of 2015. Based on our credit ratings at that time, and until amended in July 2014, the loan had an interest rate of LIBOR + 1.60%. We used the net proceeds of the term loan to reduce the outstanding balances on our unsecured lines of credit.
Debt Maturities

Maturities of the existing long-term debt as of December 31, 2014 are as follows (in thousands):

Calendar Year	Amount
2015	$32,343
2016	30,283
2017	146,743
2018	153,183
2019	253,369
Thereafter	830,909
Subtotal	1,446,830
Net discount	(3,636)
Total	$1,443,194

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	2014	2013
Assets:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$26	$455
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	40	440
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	29	487
Total		$150,000			$95	$1,382

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Location of Reclassification from Accumulated Other Comprehensive Income Into Income	December 31,
		2014	2013	2012
Interest Rate Swaps (Effective Portion):
Amount of (gain) loss recognized in other comprehensive income on derivative		$(1,287)	$1,382	$—

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated other comprehensive income into income	Interest Expense	$741	$371	$351

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. The unamortized balance of the settled agreements as of December 31, 2013 was $741,000. We fully amortized the remaining balance during 2014 in connection with the early redemption of the associated 10 year senior, unsecured notes in December 2014.

11.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2013:
Assets:
Interest rate swaps (prepaids and other assets)	$1,382	$—	$1,382	$—
Total assets	$1,382	$—	$1,382	$—
The estimated fair value of our debt, consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit, at December 31, 2014 and December 31, 2013, was $1.5 billion and $1.4 billion, respectively, and its recorded value was $1.4 billion and $1.3 billion, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

12.    Shareholders' Equity of the Company

2014 Transactions

For the year ended December 31, 2014, Non-Company LPs exchanged a total of 66,606 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

2013 Transactions

For the year ended December 31, 2013, Non-Company LPs exchanged a total of 67,428 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. After the above described exchanges, the Non-Company LPs owned 5,145,012 Class A common limited partnership units.

2012 Transactions

For the year ended December 31, 2012, Non-Company LPs exchanged a total of 6,730,028 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company.

13.    Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2014, 2013 and 2012:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2011	1,000,000	11,491,892	85,727,656	97,219,548
Exchange of Class A limited partnership units	—	(6,730,028)	6,730,028	—
Issuance of restricted units	—	—	566,000	566,000
Units issued upon exercise of options	—	—	37,700	37,700
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Issuance of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Units withheld for employee income taxes	—	—	(412,239)	(412,239)
Exchange of Class A limited partnership units	—	(66,606)	66,606	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	47,000	47,000
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187

14.    Noncontrolling Interests

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

As discussed in Note 12, Non-Company LPs exchanged during 2014 a total of 66,606 Class A Common limited partnership units for an equal number of common shares of the Company, and during 2013 a total of 67,428 Class A common limited partnership units for an equal number of common shares of the Company. Therefore, the Company recorded an increase to additional paid-in capital of $741,000 during 2014 and $11.1 million in 2013 to reflect the transfer of ownership interests from a noncontrolling unit holder to a shareholder of the Company's common shares. The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows:

	2014	2013
Net income attributable to Tanger Factory Outlet Centers, Inc.	$74,011	$107,557
Increase in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	741	11,130
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$74,752	$118,687

(1)
In 2014 and 2013, adjustments of the noncontrolling interest were made as a result of increases in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon exercise of options, share-based compensation and the issuance of common shares upon exchange of Class A common limited partnership units.

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
NUMERATOR
Net income attributable to Tanger Factory Outlet Centers, Inc.	$74,011	$107,557	$53,228
Less allocation of earnings to participating securities	(1,872)	(1,126)	(784)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$72,139	$106,431	$52,444
DENOMINATOR
Basic weighted average common shares	93,769	93,311	91,733
Effect of notional units	—	849	846
Effect of outstanding options and certain restricted common shares	70	87	82
Diluted weighted average common shares	93,839	94,247	92,661

Basic earnings per common share:
Net income	$0.77	$1.14	$0.57

Diluted earnings per common share:
Net income	$0.77	$1.13	$0.57

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the years ended December 31, 2014 and 2012, 259,000 options and 17,600 options were excluded from the computation, respectively. There were no options excluded from the computation for the year end December 31, 2013. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit amounts). Note that all per unit amounts reflect a four-for-one split of the Operating Partnership's units in August 2013:

	2014	2013	2012
Numerator
Net income attributable to partners of the Operating Partnership	$78,048	$113,200	$56,495
Allocation of earnings to participating securities	(1,873)	(1,129)	(784)
Net income available to common unitholders of the Operating Partnership	$76,175	$112,071	$55,711
Denominator
Basic weighted average common units	98,883	98,193	97,677
Effect of notional units	—	849	846
Effect of outstanding options and certain restricted common units	70	87	82
Diluted weighted average common units	98,953	99,129	98,605

Basic earnings per common unit:
Net income	$0.77	$1.14	$0.57

Diluted earnings per common unit:
Net income	$0.77	$1.13	$0.57

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2014 and 2012, 259,000 options and 17,600 options were excluded from the computation, respectively. There were no options excluded from the computation for the year end December 31, 2013.

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

17.    Equity-Based Compensation

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

We may issue up to 15.4 million common shares under the Plan. Through December 31, 2014, we had granted 7,583,960 options, net of options forfeited; 4,573,683 restricted common share awards, net of restricted common shares forfeited or withheld for employees' tax obligations; and notional units which may result in the issuance of a maximum of 644,850 common shares. Shares remaining available for future issuance totaled 2,597,507 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

In February 2014, the Company granted 282,500 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2014 was $32.02 which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield 2.8%; expected life of 7 years; expected volatility of 32%; a risk-free rate of 2.46%; and forfeiture rates of 3.0% to 13.5% dependent upon the employee's position within the Company.

In February 2014 and 2013, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2014 Outperformance Plan (the “2014 OPP") and the 2013 Outperformance Plan (the “2013 OPP"). The 2014 OPP and 2013 OPP are long-term performance based incentive compensation plans pursuant to which award recipients may earn up to an aggregate of 329,700 and 315,150 restricted common shares, respectively, of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group over a three year measurement period. The measurement period for the 2014 OPP is January 1, 2014 through December 31, 2016 and for the 2013 OPP is January 1, 2013 through December 31, 2015.

Any shares earned at the end of the three year measurement period are subject to a time based vesting schedule, with 50% of the shares vesting in the January immediately following the measurement period, and the remaining 50% vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability.

The maximum number of shares will be earned under these plans if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the respective three-year measurement periods and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the respective three-year measurement periods. The maximum value of the awards that could be earned on December 31, 2015 and December 31, 2016, if the Company achieves or exceeds the 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the applicable three-year measurement period, will equal approximately $13.3 million and $14.3 million, respectively.

With respect to 70% of the performance shares, 33.33% of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 30%, and 100% of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 30% of the performance shares, 33.33% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group will be based on the SNL Equity REIT index.

The performance shares will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a penny-for-penny basis with respect to any dividend payments made during the measurement period. The compensation expense is amortized using the graded vesting attribution method over the requisite service period. The fair value of the awards are calculated using a Monte Carlo simulation pricing model.

During 2014, 2013 and 2012, the Company granted 373,960, 349,373 and 346,000 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over a five year period. For the restricted shares issued to our chief executive officer during 2014 and 2013, the restricted share agreement requires him to hold the shares for a minimum of three years following each applicable vesting date thereof. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

In addition, during February 2012, the Company granted 225,000 restricted common shares with a grant date fair value of $25.44 to Steven B. Tanger, our President and Chief Executive Officer, under the terms of his amended and restated Employment Agreement (the "Employment Agreement") signed on February 28, 2012. Under the terms of the Employment Agreement, the Company granted Mr. Tanger the following: 45,000 fully-vested common shares; 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and 90,000 restricted common shares that vest ratably over five years based on Mr. Tanger's continued employment with the Company and the Company achieving certain minimum total returns to shareholders.

During the first quarter of 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 392,000 notional units, net of notional units forfeited, to award recipients as a group, which would convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciated above a minimum level over a four year performance period ending December 31, 2013, not to exceed a total value of approximately $32.2 million. Based on the Company's performance over the four year measurement period, we issued 933,769 restricted common shares in January 2014 which vested on December 31, 2014 contingent on continued employment through the vesting date. In accordance with the plan, on December 31, 2013, we accrued approximately $3.8 million which represented cumulative dividends that would have been paid to the award recipients had the number of earned common shares been issued at the beginning of the performance period. The amount accrued was paid in January 2014.

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively, as follows (in thousands):

	2014	2013	2012(1)
Restricted common shares	$9,978	$8,354	$8,497
Notional unit performance awards	4,313	2,847	1,970
Options	459	175	209
Total share based compensation	$14,750	$11,376	$10,676

(1)
For the year ended December 31, 2012, includes approximately $1.3 million of compensation expense related to 45,000 common shares that vested immediately upon grant related to the Employment Agreement described above.

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2014, 2013 and 2012 was $709,000, $367,000 and $368,000, respectively.

Options outstanding at December 31, 2014 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$26.06	113,000	$26.06	6.09	52,600	$26.06
32.02	257,500	32.02	9.01	—	—
	370,500	$30.20	8.12	52,600	$26.06

A summary of option activity under our Amended and Restated Incentive Award Plan as of December 31, 2014 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2013	166,300	$24.13
Granted	282,500	32.02
Exercised	(47,000)	19.22
Forfeited	(31,300)	31.11
Outstanding as of December 31, 2014	370,500	$30.20	8.12	$2,759

Vested and Expected to Vest as of
December 31, 2014	291,661	$30.07	8.05	$2,212

Exercisable as of December 31, 2014	52,600	$26.06	6.02	$610

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $724,000, $905,000 and $716,000, respectively.

The following table summarizes information related to unvested restricted common shares outstanding as of December 31, 2014:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2013	1,057,966	$26.91
Granted	1,307,729	26.50
Vested	(1,266,245)	24.67
Forfeited	—	—
Outstanding at December 31, 2014	1,099,450	$29.01

The total value of restricted common shares vested during the years ended 2014, 2013 and 2012 was $46.6 million, $10.9 million and $10.6 million, respectively. We withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld was 412,239 for 2014, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. No shares were withheld during 2013 and 2012. Total amounts paid for the employees' tax obligation to taxing authorities was $15.5 million for 2014 and is reflected as a financing activity within the consolidated statements of cash flows.

As of December 31, 2014, there was $30.9 million of total unrecognized compensation cost related to unvested common share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

18. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the year ended December 31, 2014, 2013, and 2012 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2011	$—	$1,535	$1,535	$—	$(72)	$(72)
Amortization of cash flow hedges	—	(330)	(330)	—	(21)	(21)
Unrealized loss on foreign currency translation adjustments	(5)	—	(5)	—	—	—
Balance December 31, 2012	(5)	1,205	1,200	—	(93)	(93)
Amortization of cash flow hedges	—	(353)	(353)	—	(18)	(18)
Unrealized loss on foreign currency translation adjustments	(4,708)	—	(4,708)	(260)	—	(260)
Change in fair value of cash flow hedges	—	1,310	1,310	—	—	—
Realized loss on foreign currency	123	—	123	6	72	78
Balance December 31, 2013	(4,590)	2,162	(2,428)	(254)	(39)	(293)
Amortization of cash flow hedges	—	(852)	(852)	—	111	111
Unrealized loss on foreign currency translation adjustments	(9,523)	—	(9,523)	(519)	—	(519)
Change in fair value of cash flow hedges	—	(1,220)	(1,220)	—	(67)	(67)
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2014, 2013, and 2012, respectively:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2014	2013	2012
Amortization of cash flow hedges	$(852)	$(353)	$(330)	Interest expense
Realized loss on foreign currency	—	123	—	Interest expense

19. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the year ended December 31, 2014, 2013, and 2012 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$—	$1,463	$1,463
Amortization of cash flow hedges	—	(351)	(351)
Unrealized loss on foreign currency translation adjustments	(5)	—	(5)
Balance December 31, 2012	(5)	1,112	1,107
Amortization of cash flow hedges	—	(371)	(371)
Unrealized loss on foreign currency translation adjustments	(4,968)	—	(4,968)
Change in fair value of cash flow hedges	—	1,382	1,382
Realized loss on foreign currency	129	—	129
Balance December 31, 2013	(4,844)	2,123	(2,721)
Amortization of cash flow hedges	—	(741)	(741)
Unrealized loss on foreign currency translation adjustments	(10,042)	—	(10,042)
Change in fair value of cash flow hedges	—	(1,287)	(1,287)
Balance December 31, 2014	$(14,886)	$95	$(14,791)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2014, 2013, and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2014	2013	2012
Amortization of cash flow hedges	$(741)	$(371)	$(351)	Interest expense
Realized loss on foreign currency	—	129	—	Interest expense

20.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Advertising and promotion	$25,431	$24,035	$23,051
Common area maintenance	65,980	57,693	53,179
Real estate taxes	25,644	21,976	19,842
Other operating expenses	20,367	17,342	15,088
	$137,422	$121,046	$111,160

21.    Lease Agreements

We are the lessor to over 2,400 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2015 to 2032. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2014, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2015	$243,870
2016	219,461
2017	190,130
2018	156,436
2019	119,864
Thereafter	359,049
$1,288,810

22.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2014 to 2101. Annual rental payments for these leases totaled approximately $6.0 million, $5.8 million and $5.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2015	$5,807
2016	5,871
2017	5,590
2018	5,567
2019	5,734
Thereafter	301,040
$329,609

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $80.3 million at December 31, 2014. Commitments for construction represent only those costs contractually required to be paid by us. Our portion of contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $33.5 million at December 31, 2014.

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

23.    Subsequent Events

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 310,000 square foot outlet center. The outlet center will be located less than five miles south of Memphis in Southaven, Mississippi at the northeast quadrant of I-69/55 and Church Road, with visibility on I-69/55. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

24.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2014 and 2013 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership. Amounts presented for "total revenues" and "operating income" for all quarters presented, except the fourth quarter of 2014 which had not been previously disclosed, have been modified from original amounts disclosed in our Form 10-Qs due to reclassifications of certain amounts related to interest income and other income (expense) in the consolidated statement of operations from the caption "other income" to the caption "interest and other income" which is not included in total revenues or operating income:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Total revenues	$102,783	$102,212	$105,189	$108,374
Operating income	28,368	32,625	35,283	35,587
Net income	15,440	19,895	24,297	18,520
Income attributable to Tanger Factory Outlet Centers, Inc.	14,616	18,850	23,003	17,542
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	14,187	18,369	22,522	17,061

Basic earnings per share available to common shareholders:
Net income	$0.15	$0.20	$0.24	$0.18

Diluted earnings per share available to common shareholders:
Net income	$0.15	$0.20	$0.24	$0.18

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)
For the fourth quarter, net income includes a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
Total revenues	$88,688	$91,002	$97,804	$107,325
Operating income	28,515	29,843	33,431	35,916
Net income	16,229	17,776	56,180	23,136
Income attributable to Tanger Factory Outlet Centers, Inc.	15,439	16,888	53,294	21,936
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	15,245	16,657	52,685	21,706

Basic earnings per share available to common shareholders:
Net income	$0.16	$0.18	$0.56	$0.23

Diluted earnings per share available to common shareholders:
Net income	$0.16	$0.18	$0.56	$0.23

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)
For the third quarter, net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2014 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2014 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$49,691	$—	$125,988	$—	$3,142	$—	$129,130	$129,130	$16,019	2011 (3)	(2)
Barstow	Barstow, CA	—	3,281	12,533	—	21,831	3,281	34,364	37,645	18,948	1995	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	8,116	1,963	17,540	19,503	8,287	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	20,774	4,803	45,814	50,617	25,996	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	12,532	10,353	61,409	71,762	21,405	2006	(2)
Commerce II	Commerce, GA	—	1,262	14,046	707	33,474	1,969	47,520	49,489	27,230	1995	(2)
Deer Park	Deer Park, NY	148,839	82,413	173,044	—	2,534	82,413	175,578	257,991	9,925	2013 (3)	(2)
Foley	Foley, AL	—	4,400	82,410	693	40,769	5,093	123,179	128,272	42,731	2003 (3)	(2)
Foxwoods	Mashantucket, CT	25,235	—	9,371	—	67,727	—	77,098	77,098	—	(4)	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	35,438	679	51,333	52,012	25,757	1992	(2)
Grand Rapids	Grand Rapids, MI	—	—	21,119	—	—	—	21,119	21,119	—	(4)	(4)
Hershey	Hershey, PA	29,670	3,673	48,186	—	2,144	3,673	50,330	54,003	6,903	2011(3)	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	32,959	4,753	32,959	37,712	7,155	2011	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	9,303	5,128	29,971	35,099	11,611	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	11,306	2,250	46,556	48,806	18,526	2002 (3)	(2)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	6,241	2,752	117,517	120,269	14,170	2011(3)	(2)
Kittery I	Kittery, ME	—	1,242	2,961	229	2,380	1,471	5,341	6,812	4,452	1986	(2)
Kittery II	Kittery, ME	—	1,451	1,835	—	874	1,451	2,709	4,160	2,354	1989	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	17,534	3,691	37,441	41,132	24,256	1994 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	26,837	2,558	38,638	41,196	22,279	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	1,286	8,821	54,648	63,469	14,046	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	5,968	—	86,701	86,701	20,728	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	36,438	10,236	93,532	103,768	31,510	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	5,212	1,853	11,891	13,744	7,107	1997 (3)	(2)
Ocean City	Ocean City, MD	17,926	—	16,334	—	7,822	—	24,156	24,156	3,788	2011(3)	(2)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2014 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2014 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	25,592	7,243	59,189	66,432	19,135	2003 (3)	(2)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	13,385	5,531	104,673	110,204	34,884	2008	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	33,799	22,475	108,008	130,483	36,318	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	104,446	6,152	140,820	146,972	74,904	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	16	48,488	1,817	57,928	59,745	35,861	1993	(2)
Sanibel	Sanibel, FL	—	4,916	23,196	—	12,563	4,916	35,759	40,675	19,505	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	46,766	—	65,261	65,261	30,671	1997 (3)	(2)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Terrell	Terrell, TX	—	523	13,432	—	9,519	523	22,951	23,474	16,802	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	10,360	1,829	35,198	37,027	13,454	2003 (3)	(2)
Tuscola	Tuscola, IL	—	1,600	15,428	43	3,697	1,643	19,125	20,768	7,477	2003 (3)	(2)
West Branch	West Branch, MI	—	319	3,428	120	7,796	439	11,224	11,663	6,792	1991	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	5,706	10,497	32,697	43,194	12,628	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	718	17,187	1,424	23,968	25,392	18,641	1991	(2)
		$271,361	$208,323	$1,381,330	$15,557	$751,945	$223,880	$2,133,275	$2,357,155	$712,255

(1)	Aggregate cost for federal income tax purposes is approximately $2.4 billion.

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

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2014
(in thousands)

The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$2,249,819	$1,947,352	$1,916,045
Acquisitions	—	255,107	—
Improvements	160,560	50,283	34,633
Dispositions and reclasses to rental property held for sale	(146,776)	(2,923)	(3,326)
Balance, end of year	$2,263,603	$2,249,819	$1,947,352

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$654,631	$582,859	$512,485
Depreciation for the period	80,057	74,695	73,700
Dispositions and reclasses to rental property held for sale	(72,452)	(2,923)	(3,326)
Balance, end of year	$662,236	$654,631	$582,859