Form 10-Q
period 2015-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2015-05-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were 95,836,347 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,836,347 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Rental property
Land	$217,994	$217,994
Buildings, improvements and fixtures	1,950,092	1,947,083
Construction in progress	154,328	98,526
	2,322,414	2,263,603
Accumulated depreciation	(680,739)	(662,236)
Total rental property, net	1,641,675	1,601,367
Cash and cash equivalents	14,661	16,875
Rental property held for sale	46,530	46,005
Investments in unconsolidated joint ventures	205,083	208,050
Deferred lease costs and other intangibles, net	137,478	140,883
Deferred debt origination costs, net	11,606	12,126
Prepaids and other assets	71,924	72,354
Total assets	$2,128,957	$2,097,660
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,259 and $6,426, respectively)	$793,741	$793,574
Unsecured term loans (net of discount of $202 and $241, respectively)	267,298	267,259
Mortgages payable (including premiums of $2,838 and $3,031, respectively)	285,068	271,361
Unsecured lines of credit	115,700	111,000
Total debt	1,461,807	1,443,194
Accounts payable and accrued expenses	80,835	69,558
Deferred financing obligation	28,388	28,388
Other liabilities	31,076	32,634
Total liabilities	1,602,106	1,573,774
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,836,347 and 95,509,781 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	958	955
Paid in capital	794,652	791,566
Accumulated distributions in excess of net income	(270,124)	(281,679)
Accumulated other comprehensive loss	(25,755)	(14,023)
Equity attributable to Tanger Factory Outlet Centers, Inc.	499,731	496,819
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	26,481	26,417
Noncontrolling interests in other consolidated partnerships	639	650
Total equity	526,851	523,886
Total liabilities and equity	$2,128,957	$2,097,660

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Base rentals	$67,629	$66,976
Percentage rentals	2,229	2,083
Expense reimbursements	33,364	31,542
Management, leasing and other services	1,283	566
Other income	1,421	1,615
Total revenues	105,926	102,782
Expenses
Property operating	37,732	36,027
General and administrative	11,305	10,722
Acquisition costs	—	7
Abandoned pre-development costs	—	1,596
Depreciation and amortization	23,989	26,063
Total expenses	73,026	74,415
Operating income	32,900	28,367

Other income/(expense)
Interest expense	(13,089)	(14,920)
Gain on sale of assets and interests in unconsolidated entities	13,726	—
Interest and other income	306	60
Income before equity in earnings of unconsolidated joint ventures	33,843	13,507
Equity in earnings of unconsolidated joint ventures	2,543	1,933
Net income	36,386	15,440
Noncontrolling interests in Operating Partnership	(1,855)	(803)
Noncontrolling interests in other consolidated partnerships	(19)	(21)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$34,512	$14,616

Basic earnings per common share
Net income	$0.36	$0.15
Diluted earnings per common share
Net income	$0.36	$0.15

Dividends paid per common share	$0.240	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$36,386	$15,440
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	—	(96)
Foreign currency translation adjustments	(11,076)	(2,840)
Change in fair value of cash flow hedges	(1,287)	(320)
Other comprehensive loss	(12,363)	(3,256)
Comprehensive income	24,023	12,184
Comprehensive income attributable to noncontrolling interests	(1,243)	(655)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$22,780	$11,529
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	14,616	—	14,616	803	21	15,440
Other comprehensive loss	—	—	—	(3,087)	(3,087)	(169)	—	(3,256)
Compensation under Incentive Award Plan	—	3,525	—	—	3,525	—	—	3,525
Issuance of 15,800 common shares upon exercise of options	—	261	—	—	261	—	—	261
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	302	—	—	302	(302)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	903	903
Exchange of 21,500 Operating Partnership units for 21,500 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.225 per share)	—	—	(21,459)	—	(21,459)	—	—	(21,459)
Distributions to noncontrolling interests	—	—	—	—	—	(1,158)	(26)	(1,184)
Balance, March 31, 2014	$958	$793,059	$(272,085)	$(5,515)	$516,417	$27,606	$7,802	$551,825

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	34,512	—	34,512	1,855	19	36,386
Other comprehensive loss	—	—	—	(11,732)	(11,732)	(631)	—	(12,363)
Compensation under Incentive Award Plan	—	3,801	—	—	3,801	—	—	3,801
Issuance of 8,300 common shares upon exercise of options	—	233	—	—	233	—	—	233
Issuance of 348,844 restricted common shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Withholding of 30,578 common shares for employee income taxes	—	(1,084)	—	—	(1,084)	—	—	(1,084)
Adjustment for noncontrolling interests in Operating Partnership	—	(59)	—	—	(59)	59	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	198	—	—	198	—	(1)	197
Common dividends ($.240 per share)	—	—	(22,957)	—	(22,957)	—	—	(22,957)
Distributions to noncontrolling interests	—	—	—	—	—	(1,219)	(29)	(1,248)
Balance, March 31, 2015	$958	$794,652	$(270,124)	$(25,755)	$499,731	$26,481	$639	$526,851

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$36,386	$15,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,989	26,063
Amortization of deferred financing costs	599	553
Abandoned pre-development costs	—	1,596
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Equity in earnings of unconsolidated joint ventures	(2,543)	(1,933)
Share-based compensation expense	3,613	3,366
Amortization of debt (premiums) and discounts, net	14	(89)
Net amortization (accretion) of market rent rate adjustments	916	669
Straight-line rent adjustments	(1,269)	(1,838)
Distributions of cumulative earnings from unconsolidated joint ventures	2,719	1,363
Changes in other assets and liabilities:
Other assets	1,885	587
Accounts payable and accrued expenses	1,806	(3,275)
Net cash provided by operating activities	54,389	42,502
INVESTING ACTIVITIES
Additions to rental property	(51,044)	(13,269)
Additions to investments in and notes receivable from unconsolidated joint ventures	(16,419)	(33,679)
Net proceeds on sale of interests in unconsolidated entities	15,495	—
Proceeds from insurance reimbursements	103	—
Additions to non-real estate assets	(208)	(705)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,837	1,320
Additions to deferred lease costs	(2,338)	(1,874)
Net cash used in investing activities	(49,574)	(48,207)
FINANCING ACTIVITIES
Cash dividends paid	(22,957)	(21,459)
Distributions to noncontrolling interests in Operating Partnership	(1,219)	(1,158)
Proceeds from debt issuances	118,341	133,100
Repayments of debt	(99,742)	(103,291)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,084)	—
Distributions to noncontrolling interests in other consolidated partnerships	(29)	(26)
Additions to deferred financing costs	(191)	(43)
Proceeds from exercise of options	233	261
Net cash provided by (used in) financing activities	(6,648)	7,384
Effect of foreign currency rate changes on cash and cash equivalents	(381)	(14)
Net increase (decrease) in cash and cash equivalents	(2,214)	1,665
Cash and cash equivalents, beginning of period	16,875	15,241
Cash and cash equivalents, end of period	$14,661	$16,906
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Rental property
Land	$217,994	$217,994
Buildings, improvements and fixtures	1,950,092	1,947,083
Construction in progress	154,328	98,526
	2,322,414	2,263,603
Accumulated depreciation	(680,739)	(662,236)
Total rental property, net	1,641,675	1,601,367
Cash and cash equivalents	14,583	15,806
Rental property held for sale	46,530	46,005
Investments in unconsolidated joint ventures	205,083	208,050
Deferred lease costs and other intangibles, net	137,478	140,883
Deferred debt origination costs, net	11,606	12,126
Prepaids and other assets	71,475	71,848
Total assets	$2,128,430	$2,096,085
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,259 and $6,426, respectively)	$793,741	$793,574
Unsecured term loans (net of discount of $202 and $241, respectively)	267,298	267,259
Mortgages payable (including premiums of $2,838 and $3,031, respectively)	285,068	271,361
Unsecured lines of credit	115,700	111,000
Total debt	1,461,807	1,443,194
Accounts payable and accrued expenses	80,308	67,983
Deferred financing obligation	28,388	28,388
Other liabilities	31,076	32,634
Total liabilities	1,601,579	1,572,199
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at March 31, 2015 and December 31, 2014	4,948	4,828
Limited partners, 5,078,406 and 5,078,406 Class A units and 94,836,347 and 94,509,781 Class B units outstanding at March 31, 2015 and December 31, 2014, respectively	548,418	533,199
Accumulated other comprehensive loss	(27,154)	(14,791)
Total partners' equity	526,212	523,236
Noncontrolling interests in consolidated partnerships	639	650
Total equity	526,851	523,886
Total liabilities and equity	$2,128,430	$2,096,085
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Base rentals	$67,629	$66,976
Percentage rentals	2,229	2,083
Expense reimbursements	33,364	31,542
Management, leasing and other services	1,283	566
Other income	1,421	1,615
Total revenues	105,926	102,782
Expenses
Property operating	37,732	36,027
General and administrative	11,305	10,722
Acquisition costs	—	7
Abandoned pre-development costs	—	1,596
Depreciation and amortization	23,989	26,063
Total expenses	73,026	74,415
Operating income	32,900	28,367

Other income/(expense)
Interest expense	(13,089)	(14,920)
Gain on sale of assets and interests in unconsolidated entities	13,726	—
Interest and other income	306	60
Income before equity in earnings of unconsolidated joint ventures	33,843	13,507
Equity in earnings of unconsolidated joint ventures	2,543	1,933
Net income	36,386	15,440
Noncontrolling interests in consolidated partnerships	(19)	(21)
Net income available to partners	36,367	15,419
Net income available to limited partners	36,007	15,263
Net income available to general partner	$360	$156

Basic earnings per common unit
Net income	$0.36	$0.15
Diluted earnings per common unit
Net income	$0.36	$0.15

Distribution paid per common unit	$0.240	$0.225
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$36,386	$15,440
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	—	(96)
Foreign currency translation adjustments	(11,076)	(2,840)
Changes in fair value of cash flow hedges	(1,287)	(320)
Other comprehensive loss	(12,363)	(3,256)
Comprehensive income	24,023	12,184
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(19)	(21)
Comprehensive income attributable to the Operating Partnership	$24,004	$12,163
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	156	15,263	—	15,419	21	15,440
Other comprehensive loss	—	—	(3,256)	(3,256)	—	(3,256)
Compensation under Incentive Award Plan	—	3,525	—	3,525	—	3,525
Issuance of 15,800 common units upon exercise of options	—	261	—	261	—	261
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	—	—	—	903	903
Common distributions ($.225 per common unit)	(225)	(22,392)	—	(22,617)	—	(22,617)
Distributions to noncontrolling interests	—	—	—	—	(26)	(26)
Balance, March 31, 2014	$4,919	$545,081	$(5,977)	$544,023	$7,802	$551,825

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	360	36,007	—	36,367	19	36,386
Other comprehensive loss	—	—	(12,363)	(12,363)	—	(12,363)
Compensation under Incentive Award Plan	—	3,801	—	3,801	—	3,801
Issuance of 8,300 common units upon exercise of options	—	233	—	233	—	233
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 30,578 common units for employee income taxes	—	(1,084)	—	(1,084)	—	(1,084)
Adjustment for noncontrolling interests in consolidated partnerships	—	198	—	198	(1)	197
Common distributions ($.240 per common unit)	(240)	(23,936)	—	(24,176)	—	(24,176)
Distributions to noncontrolling interests	—	—	—	—	(29)	(29)
Balance, March 31, 2015	$4,948	$548,418	$(27,154)	$526,212	$639	$526,851

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$36,386	$15,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,989	26,063
Amortization of deferred financing costs	599	553
Abandoned pre-development costs	—	1,596
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Equity in earnings of unconsolidated joint ventures	(2,543)	(1,933)
Equity-based compensation expense	3,613	3,366
Amortization of debt (premiums) and discounts, net	14	(89)
Net amortization (accretion) of market rent rate adjustments	916	669
Straight-line rent adjustments	(1,269)	(1,838)
Distributions of cumulative earnings from unconsolidated joint ventures	2,719	1,363
Changes in other assets and liabilities:
Other assets	1,828	840
Accounts payable and accrued expenses	2,854	(3,330)
Net cash provided by operating activities	55,380	42,700
INVESTING ACTIVITIES
Additions to rental property	(51,044)	(13,269)
Additions to investments in and notes receivable from unconsolidated joint ventures	(16,419)	(33,679)
Net proceeds on sale of interests in unconsolidated entities	15,495	—
Proceeds from insurance reimbursements	103	—
Additions to non-real estate assets	(208)	(705)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,837	1,320
Additions to deferred lease costs	(2,338)	(1,874)
Net cash used in investing activities	(49,574)	(48,207)
FINANCING ACTIVITIES
Cash distributions paid	(24,176)	(22,617)
Proceeds from debt issuances	118,341	133,100
Repayments of debt	(99,742)	(103,291)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,084)	—
Distributions to noncontrolling interests in consolidated partnerships	(29)	(26)
Additions to deferred financing costs	(191)	(43)
Proceeds from exercise of options	233	261
Net cash provided by (used in) financing activities	(6,648)	7,384
Effect of foreign currency on cash and cash equivalents	(381)	(14)
Net increase (decrease) in cash and cash equivalents	(1,223)	1,863
Cash and cash equivalents, beginning of period	15,806	14,984
Cash and cash equivalents, end of period	$14,583	$16,847
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2015, we owned and operated 36 outlet centers, with a total gross leasable area of approximately 11.3 million square feet. We also had partial ownership interests in 8 outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,836,347 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

We consolidate properties that are wholly owned or properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

Investments in real estate joint ventures that we do not control but may exercise significant influence are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting. These investments are evaluated for impairment when necessary.

Allocation provisions within our partnership or joint venture agreements are not always consistent with the legal ownership interests held by each partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the consolidated balance sheets. The net equity of our Charlotte joint ventures is less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

We have concluded that our Westgate, Savannah and Southaven joint ventures are each considered a VIE because our voting rights are disproportionate to our economic interests. The operating, development, leasing, and management agreements of Westgate and Savannah provide that the activities that most significantly impact the economic performance of the ventures require unanimous consent. Accordingly, we determined that we are not the primary beneficiary in either instance, since we do not have the power to direct the significant activities that affect the economic performance of the ventures, and have applied the equity method of accounting. Our investment in Westgate was approximately $13.9 million and in Savannah was approximately $47.4 million as of March 31, 2015. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Westgate and Savannah.

The management agreement and other contractual arrangements for Southaven give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At March 31, 2015, total assets of this venture, which is currently under construction, were $19.3 million and total liabilities were $2.0 million. The primary classification of these assets on the consolidated balance sheets are within total rental property, net and the classification of liabilities is within accounts payable and accrued expenses. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

"Noncontrolling interests in the Operating Partnership" reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements..

We have reclassified $566,000 related to management, leasing and other services in the consolidated statement of operations for the three ended March 31, 2014, to the caption "management, leasing and other services" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three months ended March 31, 2015.

In addition, we have reclassified certain amounts related to interest income and other income (expense) in the consolidated statement of operations for the three months ended March 31, 2014 to the caption "interest and other income" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three months ended March 31, 2015.

3. Disposition of Properties and Properties Held for Sale

In the fourth quarter of 2014, we entered into an agreement with a private buyer to acquire our outlet center in Lincoln City, Oregon along with an option agreement to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer had the option to purchase three properties during the first quarter of 2015 and one additional property during the first quarter of 2016. When the buyer did not close on the terms set forth in the agreement, the buyer's option expired. On April 1, 2015, we entered into a letter of intent with a private buyer for the sale of the four outlet centers that are currently classified as rental properties held for sale. The buyer is currently conducting due diligence. Should the buyer choose to move forward, the transaction is currently expected to close in the third quarter of 2015.

The four properties total approximately 712,000 square feet and have been classified as rental property held for sale as of March 31, 2015 on the consolidated balance sheets. The results of operations for these properties are included in continuing operations as the potential sale did not meet the criteria set forth in the recently-adopted guidance requiring the result of operations to be separately set forth as discontinued operations.

The carrying values of the rental properties held for sale were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Rental property, net	$43,982	$43,532
Deferred lease costs and other intangibles, net	834	757
Prepaids and other assets	1,714	1,716
Rental property held for sale	$46,530	$46,005

4. Developments of Consolidated Outlet Centers

Development continues for the following consolidated outlet centers as of March 31, 2015:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Foxwoods, Connecticut	313	$86.0	$40.1	05/21/15
Grand Rapids, Michigan	350	32.5	—	07/31/15
Southaven, Mississippi	320	16.6	—	4Q15
Total	983	$135.1	$40.1

Southaven, Mississippi

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

On April 29, 2015, the joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Columbus	Columbus, OH	50.0%	—	$2.0	$—
Galveston/Houston	Texas City, TX	50.0%	353	0.6	65.0
National Harbor	National Harbor, MD	50.0%	339	9.1	83.7
RioCan Canada	Various	50.0%	870	132.0	14.3
Savannah (1)	Savannah, GA	50.0%	—	47.4	55.2
Westgate	Glendale, AZ	58.0%	411	13.9	62.0
Other			—	0.1	—
				$205.1	$280.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.6)	$90.0
				$(0.6)	$90.0

As of December 31, 2014
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3	$65.0
National Harbor	National Harbor, MD	50.0%	339	9.5	83.7
RioCan Canada	Various	50.0%	870	132.5	15.7
Savannah (1)	Savannah, GA	50.0%	—	46.5	25.5
Westgate	Glendale, AZ	58.0%	381	14.3	54.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.5	—
				$208.0	$268.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)	$90.0
				$(2.2)	$90.0

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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Fee:
Development and leasing	$581	$8
Loan guarantee	196	40
Management and marketing	506	518
Total Fees	$1,283	$566

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.4 million as of March 31, 2015 and December 31, 2014) are amortized over the various useful lives of the related assets.

Columbus, Ohio

We and our joint venture partner closed on the acquisition of land on April 29, 2015 and plan to start building imminently in the Columbus, Ohio market. The partners currently expect to complete construction in time to open the center during the second quarter of 2016. We are providing property management, marketing and leasing services to the outlet center.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened on April 16, 2015, includes approximately 377,000 square feet, and is located on I-95 at the Savannah/Hilton Head International Airport interchange. As of March 31, 2015, our equity contributions totaled $45.2 million and our partner’s equity contributions totaled $8.3 million. Contributions we make in excess of our partners' equity contributions will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $97.7 million, of which $4.7 million will be available for future expansion, at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one -year extension options. As of March 31, 2015, the balance on the loan was $55.2 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

During the first quarter, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan has the ability to borrow up to $62.0 million and matures in June 2015 with the option to extend the maturity date for two additional years. On April 1, 2015, the joint venture exercised the option to extend the maturity date of the loan to June 27, 2017. As of March 31, 2015, the balance on the loan was $62.0 million.

Tanger Outlets Westgate opened in November 2012 and was developed through, and currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

Wisconsin Dells, Wisconsin

In February 2015, we sold our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2015	December 31, 2014
Assets
Land	$91,922	$102,601
Buildings, improvements and fixtures	496,201	542,501
Construction in progress, including land	128,529	104,780
	716,652	749,882
Accumulated depreciation	(38,236)	(48,233)
Total rental property, net	678,416	701,649
Cash and cash equivalents	56,119	46,917
Deferred lease costs, net	19,345	21,234
Deferred debt origination costs, net	5,256	5,995
Prepaids and other assets	14,648	12,766
Total assets	$773,784	$788,561
Liabilities and Owners' Equity
Mortgages payable	$370,244	$358,219
Accounts payable and other liabilities	46,971	70,795
Total liabilities	417,215	429,014
Owners' equity	356,569	359,547
Total liabilities and owners' equity	$773,784	$788,561

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2015	2014
Revenues	$23,965	$16,755
Expenses
Property operating	9,144	6,646
General and administrative	218	129
Depreciation and amortization	7,822	4,974
Total expenses	17,184	11,749
Operating income	6,781	5,006
Interest expense	(1,770)	(1,226)
Interest and other income	8	—
Net income	$5,019	$3,780

The Company and Operating Partnership's share of:
Net income	$2,543	$1,933
Depreciation and impairment charge (real estate related)	$4,076	$2,605

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

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company (in thousands):

	March 31, 2015	December 31, 2014
Unsecured lines of credit	$115,700	$111,000
Unsecured term loan	250,000	250,000
Ocean City mortgage	17,804	17,827

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2015		December 31, 2014
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$(1,226)	$300,000	$(1,276)
Senior notes	3.875%	December 2023	250,000	(3,645)	250,000	(3,732)
Senior notes	3.750%	December 2024	250,000	(1,388)	250,000	(1,418)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	45,340	3,594	45,997	3,694
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,082)	150,000	(1,161)
Foxwoods	LIBOR + 1.65%	December 2017	40,076	—	25,235	—
Hershey (1)	5.17%-8.00%	August 2015	29,085	251	29,271	399
Ocean City (1)	5.24%	January 2016	17,729	75	17,827	99
Note payable (1)	1.50%	June 2016	10,000	(202)	10,000	(241)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	October 2017	115,700	—	111,000	—
			$1,465,430	$(3,623)	$1,446,830	$(3,636)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Hershey 3.40%, Ocean City 4.68%, and note payable 3.15%.

Certain of our properties, which had a net book value of approximately $690.1 million at March 31, 2015 and $602.7 million at December 31, 2014, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2015, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2015 are as follows (in thousands):

Calendar Year	Amount
2015	$31,402
2016	30,283
2017	166,284
2018	153,183
2019	253,369
Thereafter	830,909
Subtotal	1,465,430
Net discount	(3,623)
Total	$1,461,807

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2015	December 31, 2014
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(406)	$26
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(388)	40
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(398)	29
Total		$150,000			$(1,192)	$95

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Location of Reclassification from Accumulated OCI Into Income

		Three months ended March 31,
		2015	2014
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative		$(1,287)	$(320)

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$—	$96

In 2005, we settled two US treasury rate lock agreements associated with a 10 year senior, unsecured bond offering and received approximately $3.2 million. We fully amortized the remaining balance in December 2014 in connection with the early redemption of the associated 10 year senior, unsecured notes.

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2015:
Liabilities:
Interest rate swaps (Other liabilities)	$(1,192)	$—	$(1,192)	$—
Total liabilities	$(1,192)	$—	$(1,192)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2015	December 31, 2014
Fair value of debt	$1,508,638	$1,493,519
Recorded value of debt	1,461,807	1,443,194

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

10. Shareholders' Equity of the Company

For the first three months of 2014, Non-Company LPs exchanged a total of 21,500 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. No Class A common limited partnership units of the Operating Partnership were exchanged during the three months ended March 31, 2015. As of March 31, 2015, the Non-Company LPs owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2015 and for the three months ended March 31, 2014:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(21,500)	21,500	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	15,800	15,800
Balance March 31, 2014	1,000,000	5,123,512	94,845,714	99,969,226

Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Issuance of restricted units	—	—	348,844	348,844
Units issued upon exercise of options	—	—	8,300	8,300
Units withheld for employee income taxes	—	—	(30,578)	(30,578)
Balance March 31, 2015	1,000,000	5,078,406	94,836,347	99,914,753

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$34,512	$14,616
Less allocation of earnings to participating securities	(408)	(429)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$34,104	$14,187
Denominator
Basic weighted average common shares	94,536	93,580
Effect of notional units	82	—
Effect of outstanding options and certain restricted common shares	79	69
Diluted weighted average common shares	94,697	93,649
Basic earnings per common share:
Net income	$0.36	$0.15
Diluted earnings per common share:
Net income	$0.36	$0.15

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three months ended March 31, 2015, 252,000 options were excluded from the computation and for the three months ended March 31, 2014, 279,000 options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

	Three months ended March 31,
	2015	2014
Numerator
Net income attributable to partners of the Operating Partnership	$36,367	$15,419
Less allocation of earnings to participating securities	(408)	(429)
Net income available to common unitholders of the Operating Partnership	$35,959	$14,990
Denominator
Basic weighted average common units	99,614	98,720
Effect of notional units	82	—
Effect of outstanding options and restricted common units	79	69
Diluted weighted average common units	99,775	98,789
Basic earnings per common unit:
Net income	$0.36	$0.15
Diluted earnings per common unit:
Net income	$0.36	$0.15

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2015, 252,000 units were excluded from the computation and for the three months ended March 31, 2014, 279,000 options were excluded from the computation.

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

14. Equity Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

During February 2015, the Company issued 357,844 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $32.77 to $38.55 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a five year period. For the restricted shares issued to our chief executive officer, the restricted share agreement requires him to hold the shares for a minimum of three years following each vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

In February 2015, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2015 Outperformance Plan (the “2015 OPP"). The 2015 OPP is a long-term performance based incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 306,600 restricted common shares based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group, over a three year measurement period from January 1, 2015 through December 31, 2017.

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Restricted common shares	$2,658	$2,306
Notional unit performance awards	841	946
Options	114	114
Total share-based compensation	$3,613	$3,366

Share-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Share-based compensation expense capitalized	$188	$159

We withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld was 30,578 for the three months ended March 31, 2015, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. No shares were withheld for the three months ended March 31, 2014. Total amounts paid for the employees' tax obligation to taxing authorities was $1.1 million for the three months ended March 31, 2015 and is reflected as a financing activity within the consolidated statements of cash flows.

15. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2015 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)
Unrealized loss on foreign currency translation adjustments	(10,511)	—	(10,511)	(565)	—	(565)
Change in fair value of cash flow hedges	—	(1,221)	(1,221)	—	(66)	(66)
Balance March 31, 2015	$(24,624)	$(1,131)	$(25,755)	$(1,338)	$(61)	$(1,399)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Amortization of cash flow hedges	—	(91)	(91)	—	(5)	(5)
Unrealized loss on foreign currency translation adjustments	(2,692)	—	(2,692)	(148)	—	(148)
Change in fair value of cash flow hedges	$—	$(304)	$(304)	$—	$(16)	$(16)
Balance March 31, 2014	$(7,282)	$1,767	$(5,515)	$(402)	$(60)	$(462)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in Statement of Operations
	Three months ended
	March 31,
	2015	2014
Amortization of cash flow hedges	$—	$(91)	Interest expense

16. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2015 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(14,886)	$95	$(14,791)
Unrealized loss on foreign currency translation adjustments	(11,076)	—	(11,076)
Change in fair value of cash flow hedges	—	(1,287)	(1,287)
Balance March 31, 2015	$(25,962)	$(1,192)	$(27,154)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three months ended March 31, 2014 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Amortization of cash flow hedges	—	(96)	(96)
Unrealized loss on foreign currency translation adjustments	(2,840)	—	(2,840)
Change in fair value of cash flow hedges	—	(320)	(320)
Balance March 31, 2014	$(7,684)	$1,707	$(5,977)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in Statement of Operations
	Three months ended
	March 31,
	2015	2014
Amortization of cash flow hedges	$—	$(96)	Interest expense

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	March 31, 2015	March 31, 2014
Costs relating to construction included in accounts payable and accrued expenses	$31,859	$13,471

Additionally, for the three months ended March 31, 2015 and March 31, 2014, additions to rental property excludes $197,000 and $903,000, respectively, in equity contributions made by our noncontrolling interest partners related to pre-development costs at our Southhaven and Foxwoods outlet centers, respectively, which are currently under development.

18. New Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under current GAAP, companies that sell a single investment property are generally required to report the sale as a discontinued operation, which requires the companies to reclassify earnings from continuing operations for all periods presented. The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted the standard in the first quarter of 2014. See Note 3 Disposition of Properties and Properties Held for Sale for further information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

19. Subsequent Events

In May 2015, we repaid the mortgages associated with our Hershey, Pennsylvania property, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and they had a principal balance at the date of extinguishment of $29.0 million. We also wrote off the remaining unamortized premiums associated with the mortgages totaling approximately $201,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2015 with the three months ended March 31, 2014. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated liquidity and working capital; new outlet center developments; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian expansion; risks associated with debt financing; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

General Overview

At March 31, 2015, we had 36 consolidated outlet centers in 23 states totaling 11.3 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2014 to March 31, 2015:

Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Consolidated Outlet Center Square Feet (in thousands)	Unconsolidated Joint Venture Outlet Center Square Feet (in thousands)	Number of Consolidated Outlet Centers	Number of Unconsolidated Outlet Centers
As of January 1, 2014		11,537	1,719	37	7
New Developments:
Charlotte, NC	Third Quarter	—	398	—	1
Ottawa, ON	Fourth Quarter	—	288	—	1
Expansion:
Charleston, SC	Second Quarter	17	—	—	—
Cookstown, ON	Fourth Quarter	—	149	—	—
Branson, MO	Fourth Quarter	27	—	—	—
Glendale, AZ	Fourth Quarter	—	50	—	—
Park City, UT	Fourth Quarter	21	—	—	—
Sevierville, TN	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City, OR	Fourth Quarter	(270)	—	(1)	—
Other		4	2	—	—
As of December 31, 2014		11,346	2,606	36	9
Expansion:
Glendale, AZ	First Quarter	—	28	—	—
Disposition:
Wisconsin Dells, WI	First Quarter	—	(265)	—	(1)
Other		(1)	1	—	—
As of March 31, 2015		11,345	2,370	36	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2015. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	749,074	94
Riverhead, New York (1)	729,734	97
Rehoboth Beach, Delaware (1)	565,707	98
Foley, Alabama	557,014	96
Atlantic City, New Jersey (1)	489,706	94
Sevierville, Tennessee (1)	448,335	99
San Marcos, Texas	441,821	97
Myrtle Beach Hwy 501, South Carolina	425,247	96
Jeffersonville, Ohio	411,776	98
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Charleston, South Carolina	382,117	99
Pittsburgh, Pennsylvania	372,958	99
Commerce II, Georgia	371,408	92
Branson, Missouri	329,861	98
Locust Grove, Georgia	321,070	100
Howell, Michigan	319,889	93
Park City, Utah	319,661	99
Mebane, North Carolina	318,910	97
Gonzales, Louisiana	318,666	100
Westbrook, Connecticut	289,898	95
Williamsburg, Iowa	276,230	99
Lancaster, Pennsylvania	254,002	99
Tuscola, Illinois	250,439	85
Hershey, Pennsylvania	247,500	100
Tilton, New Hampshire	245,698	96
Hilton Head II, South Carolina	206,544	95
Fort Myers, Florida	198,877	93
Ocean City, Maryland (1)	198,840	97
Terrell, Texas	177,800	96
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	88
Blowing Rock, North Carolina	104,052	97
Nags Head, North Carolina	82,161	94
Kittery I, Maine	51,737	100
Kittery II, Maine	24,619	100
Totals	11,345,211	97

(1)	These properties or a portion thereof are subject to a ground lease.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Glendale, Arizona (58% owned)	410,664	99
Charlotte, North Carolina (50% owned)	397,837	98
Texas City, Texas (50% owned)	352,705	98
Washington D.C. (50% owned)	338,786	97
Cookstown, Ontario (50% owned)	305,134	96
Ottawa, ON (50% owned) (1)	287,709	92
Bromont, Quebec (50% owned)	161,449	73
Saint-Sauveur, Quebec (50% owned)	115,717	92
Total	2,370,001	95

(1)	Excludes square feet to be completed and turned over to a magnet tenant at a later date.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Three months ended March 31, 2015
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	71	269	$31.73	$26.41	9.53	$28.96
Renewal	181	869	$26.28	$0.16	5.57	$26.25

	Three months ended March 31, 2014 (2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	74	265	$32.48	$38.42	9.00	$28.21
Renewal	174	830	$23.49	$0.30	4.91	$23.43

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

(2)	Excludes Lincoln City, Oregon outlet center, which was sold in December 2014.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

NET INCOME
Net income increased $20.9 million in the 2015 period to $36.4 million as compared to $15.4 million for the 2014 period. The majority of this increase was due to the sale of our equity interest in the Wisconsin Dells joint venture in February 2015, which resulted in a gain of approximately $13.7 million. In addition, property operating revenues and property operating expenses have increased in the 2015 period due to the incremental income from four small expansions of our consolidated properties completed since January of 2014 as well as from overall growth in our existing properties operating income. These increases were partially offset by lower operating income due to the sale of our Lincoln City outlet center in December 2014. Equity in earnings of unconsolidated joint ventures also increased in 2015 due to two new joint venture properties and two significant expansions completed during 2014, offset by lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture. Also contributing to the increase in net income was lower interest expense incurred in 2015 compared to 2014 as a result of debt refinancings completed in 2014.

BASE RENTALS
Base rentals increased $653,000, or 1%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Change
Base rentals from existing properties	$67,294	$65,926	$1,368
Base rentals from properties disposed	—	1,190	(1,190)
Termination fees	1,138	415	723
Amortization of above and below market rent adjustments, net	(803)	(555)	(248)
	$67,629	$66,976	$653

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from the expansion at our Sevierville, Branson and Park City outlet centers.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased compared to 2014 as the average remaining term on leases terminating early in 2015 was longer than the average remaining term of the leases terminating early in 2014.

At March 31, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $7.1 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals increased $146,000, or 7%, in the 2015 period compared to the 2014 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels ("contractual breakpoints").

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.8 million, or 6%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Change
Expense reimbursements from existing properties	$33,364	$31,030	$2,334
Expense reimbursements from properties disposed	—	512	(512)
	$33,364	$31,542	$1,822

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $717,000, or 127%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Change
Development and leasing	$581	$8	$573
Loan guarantee	196	40	156
Management and marketing	506	518	(12)
	$1,283	$566	$717

The increase in fees recognized was due to incremental increases in our development and leasing activities with respect to our unconsolidated joint ventures, as well as our loan guarantee fees from our Savannah joint venture.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.7 million, or 5%, in the 2015 period as compared to the 2014 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Change
Property operating expenses from existing properties	$37,732	$35,427	$2,305
Property operating expenses from properties disposed	—	600	(600)
	$37,732	$36,027	$1,705

Property operating expenses increased due to higher advertising expense, and increased mall office operating costs, property insurance and real estate taxes.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $583,000, or 5%, in the 2015 period compared to the 2014 period. This increase was the 2015 period included higher payroll related expenses compared to the 2014 period due to the addition of new employees since April 1, 2014 and higher share-based compensation expense.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $2.1 million, or 8%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of depreciation and amortization from the 2015 and 2014 periods (in thousands):

	2015	2014	Change
Depreciation and amortization from existing properties	$23,989	$25,644	$(1,655)
Depreciation and amortization from properties disposed	—	419	(419)
	$23,989	$26,063	$(2,074)

Approximately $843,000 of the decrease in depreciation and amortization costs at existing properties is attributable to not recognizing depreciation and amortization on the rental properties which were classified as held for sale in December 2014. The remaining decrease is primarily due to certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $1.8 million or 12%, in the 2015 period compared to the 2014 period, due to the issuance of $250 million senior notes in November 2014 which bear an interest rate of 3.75%. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
In February 2015, we sold our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $610,000 or 32% in the 2015 period compared to the 2014 period.

	2015	2014	Change
Equity in earnings from existing properties	$1,325	$1,611	$(286)
Equity in earnings from new developments	1,060	—	$1,060
Equity in earnings from properties disposed	158	322	(164)
	$2,543	$1,933	$610

The decrease in equity earnings of unconsolidated joint ventures from existing properties was primarily due to lower earnings from our existing Canadian properties as a result of unfavorable changes in the currency exchange rate from 2014 to 2015, and an increase in interest expense for the National Harbor outlet center reflecting the increase in the construction loan from $61.0 million to $83.7 million. This decrease was partially offset by incremental earnings from the expansions of the Westgate and Cookstown outlet centers completed during the fourth quarter of 2014. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014, and the Ottawa outlet center which opened during the fourth quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

In this "Liquidity and Capital Resources of the Company" section, the term, "the Company," refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

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

The Company is a well-known seasoned issuer with a shelf registration that expires in June 2015 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. The Company intends to update the shelf registration prior to expiration in June 2015. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

On April 1, 2015, the Company's Board of Directors declared a $.285 cash dividend per common share payable on May 15, 2015 to each shareholder of record on  April 30, 2015, and caused a $.285 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$55,380	$42,700	$12,680
Net cash used in investing activities	(49,574)	(48,207)	(1,367)
Net cash provided by (used in) financing activities	(6,648)	7,384	(14,032)
Effect of foreign currency rate changes on cash and equivalents	(381)	(14)	(367)
Net increase (decrease) in cash and cash equivalents	$(1,223)	$1,863	$(3,086)

Operating Activities

In 2015, our cash provided from operating activities was positively impacted by a number of factors, including an increase in distributions received from unconsolidated joint ventures as we added two new joint venture properties and completed two significant expansions since January 2014, an increase in operating income throughout the consolidated portfolio from increases in base rental rates, an increase in operating income from four small expansions of our consolidated properties completed during 2014, and lower interest expense as a result of debt refinancings completed in 2014.

Investing Activities

Cash used related to our additions to rental property was higher in the 2015 period compared to the 2014 period due primarily to ongoing construction of our Grand Rapids, Michigan; Foxwoods, Connecticut; and Southhaven, Mississippi outlet centers. These additions were offset by the proceeds received from the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin. In addition, we made fewer contributions in 2015 to our unconsolidated joint ventures as a result of less development activity in 2015 compared to 2014. The 2015 period includes contributions for the unconsolidated joint venture development in Savannah, Georgia. The 2014 period included contributions for new center developments in Charlotte, North Carolina; Ottawa, Ontario; and the expansion of the outlet center in Cookstown, Ontario, all of which opened during the second half of 2014.

Financing Activities

The decrease in cash provided by financing activities was primarily due to the lower funding requirements needed to fund the investments at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above. This decrease was offset by an increase in the quarterly dividends paid to our common shareholders and the distributions to the noncontrolling interests in the Operating Partnership.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2015	2014	Change
Capital expenditures analysis:
New center developments	$56,234	$9,340	$46,894
Major center renovations	747	1,620	(873)
Second generation tenant allowances	956	3,378	(2,422)
Other capital expenditures	1,933	2,626	(693)
	59,870	16,964	42,906
Conversion from accrual to cash basis	(8,826)	(3,695)	(5,131)
Additions to rental property-cash basis	$51,044	$13,269	$37,775

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our centers in Grand Rapids, Michigan; Southaven, Mississippi; and at the Foxwoods Resort and Casino in Connecticut in the 2015 period. The 2014 period included new center development expenditures for our center at the Foxwoods Resort and Casino in Connecticut.

•	Major center renovations in both the 2015 and 2014 periods included construction activities at our Riverhead, New York center and our Rehoboth Beach, Delaware center.
Current Developments

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Supplemental Earnings Measures" - "Funds From Operations" below for further discussion of FFO.

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

New Development of Consolidated Outlet Centers

The following table summarizes our development projects as of March 31, 2015:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Foxwoods	313	$410	$128.2	$86.0	05/21/15
Grand Rapids	350	221	77.2	32.5	07/31/15
Southaven	320	217	69.5	16.6	4Q15
Total	983	$280	$274.9	$135.1

Foxwoods, Connecticut

At the Foxwoods Resort Casino in Mashantucket, Connecticut, construction continued throughout the first quarter of 2015 on Tanger Outlets at Foxwoods. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. The outlet center will contain approximately 313,000 square feet and will be suspended above ground to join the casino floors of the two major hotels located within the resort. Construction originally commenced in September 2013 and currently we anticipate the outlet center will open on May 21, 2015. As of March 31, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $45.8 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of March 31, 2015 was $40.1 million.

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

Grand Rapids, Michigan

In July 2014, we purchased land for approximately $8.0 million and commenced construction on the development of an approximately 350,000  square foot wholly-owned outlet center near Grand Rapids, Michigan. The site is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads. The outlet center will be located approximately 30 miles east of Lake Michigan and its lakeside communities. Currently, we anticipate the outlet center will open in July 2015. Costs incurred as of March 31, 2015 which totaled approximately $32.5 million have been funded with borrowings under our lines of credit and cash flow from operations.

Southaven, Mississippi (Memphis)

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. We currently expect the outlet center to be completed in time for a holiday 2015 opening. As of March 31, 2015, our partner’s equity contributions totaled approximately $197,000 and our equity contributions totaled approximately $17.1 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

On April 29, 2015, the joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of March 31, 2015:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus	50%	355	$267	$94.9	$3.4	2Q16
Savannah (1)	50%	377	284	106.9	91.9	04/16/15
Total		732	$276	$201.8	$95.3

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

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. In the fourth quarter of 2014, we entered into an agreement with a private buyer to sell our outlet center in Lincoln City, Oregon along with an option agreement for the buyer to purchase an additional four properties. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014. The buyer had the option to purchase three properties during the first quarter of 2015 and one additional property during the first quarter of 2016. When the buyer did not close on the terms set forth in the agreement, the buyer's option expired. On April 1, 2015, we entered into a letter of intent with a private buyer for the sale of the four outlet centers that are currently classified as rental properties held for sale. The buyer is currently conducting due diligence. Should the buyer choose to move forward, the transaction is currently expected to close in the third quarter of 2015. The four additional properties subject to the option agreement have been classified as Rental Property Held for Sale in our Consolidated Balance Sheets as of March 31, 2015.

In February 2015, we sold our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Proceeds generated by the sale of assets or joint venture interests, if completed, will be used to fund our ongoing development projects, pay down outstanding debt and/or for other general corporate purposes.

Financing Arrangements

As of March 31, 2015, unsecured borrowings represented 80% of our outstanding debt and 73% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2015, that allows us to register unspecified amounts of different classes of securities on Form S-3. We intend to update the shelf registration during the second quarter of 2015. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2015 and into 2016.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2017 when our next significant debt maturities occur.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	50%
Total secured debt to adjusted total assets	<40%	10%
Total unencumbered assets to unsecured debt	>150%	174%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of March 31, 2015 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	—	$2.0
Galveston/Houston	Texas City, TX	50.0%	353	0.6
National Harbor	National Harbor, MD	50.0%	339	9.1
RioCan Canada	Various	50.0%	870	132.0
Savannah (1)	Savannah, GA	50.0%	—	47.4
Westgate	Glendale, AZ	58.0%	411	13.9
Other			—	0.1
				$205.1

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.6)
				$(0.6)

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

The joint venture agreements contain provisions where, under certain circumstances, a venture partner can force the other partners to either buy or sell their investment in the joint venture. Should this occur, we may be required to sell the property to the venture partner or incur a significant cash outflow in order to maintain ownership of these outlet centers.

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

Columbus, Ohio

We and our joint venture partner closed on the acquisition of land on April 29, 2015 and plan to start building imminently in the Columbus, Ohio market. The partners currently expect to complete construction in time to open the center during the second quarter of 2016. We are providing property management, marketing and leasing services to the outlet center.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened on April 16, 2015, includes approximately 377,000 square feet, and is located on I-95 at the Savannah/Hilton Head International Airport interchange. As of March 31, 2015, our equity contributions totaled $45.2 million and our partner’s equity contributions totaled $8.3 million. Contributions we make in excess of our partners' equity contributions will earn a preferred rate of return equal to 8% from the date the contributions are made until the outlet center’s grand opening date, and then 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $97.7 million, , of which $4.7 million will be available for future expansion, at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one-year extension options. As of March 31, 2015, the balance on the loan was $55.2 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

During the first quarter, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan has the ability to borrow up to $62.0 million and matures in June 2015 with the option to extend the maturity date for two additional years. On April 1, 2015, the joint venture exercised the option to extend the maturity date of the loan to June 27, 2017. As of March 31, 2015, the balance on the loan was $62.0 million.

Tanger Outlets Westgate opened in November 2012 and was developed through, and currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

Wisconsin Dells, Wisconsin

In February 2015, we sold our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of March 31, 2015 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company (in millions)
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	83.7	November 2019	LIBOR + 1.65%	10.0%	8.4
RioCan Canada	14.3	June 2015 and May 2020	5.10% - 5.75%	16.8%	2.4
Savannah (2)	55.2	May 2017	LIBOR + 1.65%	27.2%	15.0
Westgate	62.0	June 2015	LIBOR + 1.75%	—%	—
	$370.2				$33.6

(1)	100% completion guaranty; 10% principal guaranty.

(2)	100% completion guaranty; $15.0 million principal guaranty

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Fee:
Development and leasing	$581	$8
Loan Guarantee	196	40
Management and marketing	506	518
Total Fees	$1,283	$566

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2014 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2015.

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2015	2014
FUNDS FROM OPERATIONS
Net income	$36,386	$15,440
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	23,637	25,702
Depreciation and amortization of real estate assets - unconsolidated joint ventures	4,076	2,605
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Funds from operations (FFO)	50,373	43,747
FFO attributable to noncontrolling interests in other consolidated partnerships	(42)	(40)
Allocation of FFO to participating securities (1)	(560)	(864)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$49,771	$42,843
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,775	98,789
Dilutive funds from operations per share	$0.50	$0.43
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,775	98,789
Dilutive funds from operations per unit	$0.50	$0.43

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2015	2014
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$50,373	$43,747
Adjusted for non-core items:
Abandoned pre-development costs	—	1,596
Acquisition costs	—	7
Adjusted funds from operations (AFFO)	50,373	45,350
AFFO attributable to noncontrolling interests in other consolidated partnerships	(42)	(40)
Allocation of AFFO to participating securities (1)	(560)	(897)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$49,771	$44,413
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,775	98,789
Dilutive adjusted funds from operations per share	$0.50	$0.45
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,775	98,789
Dilutive adjusted funds from operations per unit	$0.50	$0.45

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

Same Center Net Operating Income - Cash Basis

We present Same Center Net Operating Income - Cash Basis (“Same Center NOI - Cash Basis”) as a supplemental measure of our performance. We define Same Center NOI - Cash Basis as total operating revenues less property operating expenses for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, renovated or subject to a material non-recurring event, such as a natural disaster, during the comparable reporting periods. Same Center NOI - Cash Basis also excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented.

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

Below is a reconciliation of income before equity in earnings of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended
	March 31,
	2015	2014
Same Center Net Operating Income - Cash Basis
Income before equity in earnings of unconsolidated joint ventures	$33,843	$13,507
Interest expense	13,089	14,920
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Interest and other income	(306)	(60)
Operating income	32,900	28,367
Adjusted to exclude:
Depreciation and amortization	23,989	26,063
Other non-property income and losses	(482)	(44)
Acquisition costs	—	7
Abandoned pre-development costs	—	1,596
General and administrative expenses	11,305	10,722
Non-cash adjustments and termination rents (1)	(1,468)	(1,755)
Non-same center NOI (2)	—	(1,152)
Same Center Net Operating Income - Cash Basis	$66,244	$63,804

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Lincoln City, Oregon outlet center, which was sold in December 2014, was excluded from Same Center NOI - Cash Basis.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2015, we had approximately 1.5 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2015. During the first three months of 2015, we renewed approximately 869,000 square feet of this space at a 23% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 269,000 square feet at a 29% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% as of both March 31, 2015 and 2014.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of March 31, 2015, the fair value of these contracts is a liability of $1.2 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of March 31, 2015, approximately 28% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $4.1 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2015	December 31, 2014
Fair value of debt	$1,508,638	$1,493,519
Recorded value of debt	1,461,807	1,443,194

A 100 basis point increase from prevailing interest rates at March 31, 2015 and December 31, 2014 would result in a decrease in fair value of total debt of approximately $58.9 million and $58.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of March 31, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of March 31, 2015. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2015. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1*	Form of 2015 Outperformance Plan Notional Unit Award agreement.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 5, 2015

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer

Exhibit Index

Exhibit Number	Exhibit Descriptions

10.1*	Form of 2015 Outperformance Plan Notional Unit Award agreement.

12.1	Company's Ratio of Earnings to Fixed Charges.

12.2	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.