Form 10-Q
period 2015-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2015-08-05
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were 95,842,047 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,842,047 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Rental property
Land	$217,994	$217,994
Buildings, improvements and fixtures	2,078,946	1,947,083
Construction in progress	95,167	98,526
	2,392,107	2,263,603
Accumulated depreciation	(699,836)	(662,236)
Total rental property, net	1,692,271	1,601,367
Cash and cash equivalents	16,949	16,875
Rental property held for sale	46,862	46,005
Investments in unconsolidated joint ventures	212,939	208,050
Deferred lease costs and other intangibles, net	133,909	140,883
Deferred debt origination costs, net	11,417	12,126
Prepaids and other assets	74,393	72,354
Total assets	$2,188,740	$2,097,660
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,090 and $6,426, respectively)	$793,910	$793,574
Unsecured term loans (net of discount of $162 and $241, respectively)	267,338	267,259
Mortgages payable (including premiums of $2,542 and $3,031, respectively)	276,942	271,361
Unsecured lines of credit	176,300	111,000
Total debt	1,514,490	1,443,194
Accounts payable and accrued expenses	83,787	69,558
Deferred financing obligation	28,388	28,388
Other liabilities	30,639	32,634
Total liabilities	1,657,304	1,573,774
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,842,047 and 95,509,781 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	958	955
Paid in capital	798,587	791,566
Accumulated distributions in excess of net income	(272,948)	(281,679)
Accumulated other comprehensive loss	(22,470)	(14,023)
Equity attributable to Tanger Factory Outlet Centers, Inc.	504,127	496,819
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	26,712	26,417
Noncontrolling interests in other consolidated partnerships	597	650
Total equity	531,436	523,886
Total liabilities and equity	$2,188,740	$2,097,660

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Base rentals	$72,329	$68,160	$139,958	$135,136
Percentage rentals	2,042	1,915	4,271	3,998
Expense reimbursements	29,909	29,452	63,273	60,994
Management, leasing and other services	1,727	758	3,010	1,324
Other income	1,729	1,927	3,150	3,543
Total revenues	107,736	102,212	213,662	204,995
Expenses
Property operating	34,958	33,629	72,690	69,656
General and administrative	11,612	10,761	22,917	21,483
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
Depreciation and amortization	24,272	25,197	48,261	51,260
Total expenses	70,842	69,587	143,868	144,002
Operating income	36,894	32,625	69,794	60,993

Other income/(expense)
Interest expense	(13,088)	(14,582)	(26,177)	(29,502)
Gain on sale of assets and interests in unconsolidated entities	—	—	13,726	—
Other nonoperating income (expense)	(493)	64	(187)	123
Income before equity in earnings of unconsolidated joint ventures	23,313	18,107	57,156	31,614
Equity in earnings of unconsolidated joint ventures	2,046	1,788	4,589	3,721
Net income	25,359	19,895	61,745	35,335
Noncontrolling interests in Operating Partnership	(1,313)	(1,028)	(3,168)	(1,831)
Noncontrolling interests in other consolidated partnerships	435	(17)	416	(38)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$24,481	$18,850	$58,993	$33,466

Basic earnings per common share
Net income	$0.26	$0.20	$0.62	$0.35
Diluted earnings per common share
Net income	$0.26	$0.20	$0.62	$0.35

Dividends paid per common share	$0.285	$0.240	$0.525	$0.465
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$25,359	$19,895	$61,745	$35,335
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	—	(98)	—	(194)
Foreign currency translation adjustments	3,063	3,488	(8,013)	648
Change in fair value of cash flow hedges	398	(1,018)	(889)	(1,338)
Other comprehensive income (loss)	3,461	2,372	(8,902)	(884)
Comprehensive income	28,820	22,267	52,843	34,451
Comprehensive income attributable to noncontrolling interests	(1,054)	(1,167)	(2,297)	(1,822)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$27,766	$21,100	$50,546	$32,629
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	33,466	—	33,466	1,831	38	35,335
Other comprehensive loss	—	—	—	(837)	(837)	(47)	—	(884)
Compensation under Incentive Award Plan	—	7,461	—	—	7,461	—	—	7,461
Issuance of 29,900 common shares upon exercise of options	—	628	—	—	628	—	—	628
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	226	—	—	226	(226)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1	—	—	1	—	902	903
Exchange of 43,331 Operating Partnership units for 43,331 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.465 per share)	—	—	(44,448)	—	(44,448)	—	—	(44,448)
Distributions to noncontrolling interests	—	—	—	—	—	(2,388)	(44)	(2,432)
Balance, June 30, 2014	$959	$797,286	$(276,224)	$(3,265)	$518,756	$27,602	$7,800	$554,158

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	58,993	—	58,993	3,168	(416)	61,745
Other comprehensive loss	—	—	—	(8,447)	(8,447)	(455)	—	(8,902)
Compensation under Incentive Award Plan	—	7,969	—	—	7,969	—	—	7,969
Issuance of 14,000 common shares upon exercise of options	—	384	—	—	384	—	—	384
Issuance of 348,844 restricted common shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Withholding of 30,578 common shares for employee income taxes	—	(1,084)	—	—	(1,084)	—	—	(1,084)
Contributions from noncontrolling interests	—	—	—	—	—	—	456	456
Adjustment for noncontrolling interests in Operating Partnership	—	(248)	—	—	(248)	248	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	3	—	—	3	—	(3)	—
Common dividends ($.525 per share)	—	—	(50,262)	—	(50,262)	—	—	(50,262)
Distributions to noncontrolling interests	—	—	—	—	—	(2,666)	(90)	(2,756)
Balance, June 30, 2015	$958	$798,587	$(272,948)	$(22,470)	$504,127	$26,712	$597	$531,436

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$61,745	$35,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,261	51,260
Amortization of deferred financing costs	1,202	1,107
Abandoned pre-development costs	—	1,596
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Equity in earnings of unconsolidated joint ventures	(4,589)	(3,721)
Share-based compensation expense	7,566	7,120
Amortization of debt (premiums) and discounts, net	(74)	(181)
Amortization (accretion) of market rent rate adjustments, net	1,299	1,527
Straight-line rent adjustments	(2,818)	(3,361)
Distributions of cumulative earnings from unconsolidated joint ventures	5,535	2,699
Changes in other assets and liabilities:
Other assets	1,146	2,258
Accounts payable and accrued expenses	(4,847)	(11,530)
Net cash provided by operating activities	100,700	84,109
INVESTING ACTIVITIES
Additions to rental property	(111,231)	(43,703)
Additions to investments in unconsolidated joint ventures	(26,938)	(69,698)
Net proceeds on sale of interests in unconsolidated entities	15,495	—
Proceeds from insurance reimbursements	187	550
Additions to non-real estate assets	(457)	(803)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,448	3,033
Additions to deferred lease costs	(3,989)	(2,541)
Net cash used in investing activities	(117,485)	(113,162)
FINANCING ACTIVITIES
Cash dividends paid	(50,262)	(44,448)
Distributions to noncontrolling interests in Operating Partnership	(2,666)	(2,388)
Proceeds from debt issuances	302,257	271,600
Repayments of debt	(230,887)	(198,380)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,084)	—
Distributions to noncontrolling interests in other consolidated partnerships	(90)	(44)
Additions to deferred financing costs	(721)	(21)
Proceeds from exercise of options	384	628
Contributions from noncontrolling interests	259	—
Net cash provided by financing activities	17,190	26,947
Effect of foreign currency rate changes on cash and cash equivalents	(331)	105
Net increase (decrease) in cash and cash equivalents	74	(2,001)
Cash and cash equivalents, beginning of period	16,875	15,241
Cash and cash equivalents, end of period	$16,949	$13,240
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Rental property
Land	$217,994	$217,994
Buildings, improvements and fixtures	2,078,946	1,947,083
Construction in progress	95,167	98,526
	2,392,107	2,263,603
Accumulated depreciation	(699,836)	(662,236)
Total rental property, net	1,692,271	1,601,367
Cash and cash equivalents	16,906	15,806
Rental property held for sale	46,862	46,005
Investments in unconsolidated joint ventures	212,939	208,050
Deferred lease costs and other intangibles, net	133,909	140,883
Deferred debt origination costs, net	11,417	12,126
Prepaids and other assets	73,851	71,848
Total assets	$2,188,155	$2,096,085
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $6,090 and $6,426, respectively)	$793,910	$793,574
Unsecured term loans (net of discount of $162 and $241, respectively)	267,338	267,259
Mortgages payable (including premiums of $2,542 and $3,031, respectively)	276,942	271,361
Unsecured lines of credit	176,300	111,000
Total debt	1,514,490	1,443,194
Accounts payable and accrued expenses	83,202	67,983
Deferred financing obligation	28,388	28,388
Other liabilities	30,639	32,634
Total liabilities	1,656,719	1,572,199
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at June 30, 2015 and December 31, 2014	4,918	4,828
Limited partners, 5,078,406 and 5,078,406 Class A units and 94,842,047 and 94,509,781 Class B units outstanding at June 30, 2015 and December 31, 2014, respectively	549,614	533,199
Accumulated other comprehensive loss	(23,693)	(14,791)
Total partners' equity	530,839	523,236
Noncontrolling interests in consolidated partnerships	597	650
Total equity	531,436	523,886
Total liabilities and equity	$2,188,155	$2,096,085
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Base rentals	$72,329	$68,160	$139,958	$135,136
Percentage rentals	2,042	1,915	4,271	3,998
Expense reimbursements	29,909	29,452	63,273	60,994
Management, leasing and other services	1,727	758	3,010	1,324
Other income	1,729	1,927	3,150	3,543
Total revenues	107,736	102,212	213,662	204,995
Expenses
Property operating	34,958	33,629	72,690	69,656
General and administrative	11,612	10,761	22,917	21,483
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
Depreciation and amortization	24,272	25,197	48,261	51,260
Total expenses	70,842	69,587	143,868	144,002
Operating income	36,894	32,625	69,794	60,993

Other income/(expense)
Interest expense	(13,088)	(14,582)	(26,177)	(29,502)
Gain on sale of assets and interests in unconsolidated entities	—	—	13,726	—
Other nonoperating income (expense)	(493)	64	(187)	123
Income before equity in earnings of unconsolidated joint ventures	23,313	18,107	57,156	31,614
Equity in earnings of unconsolidated joint ventures	2,046	1,788	4,589	3,721
Net income	25,359	19,895	61,745	35,335
Noncontrolling interests in consolidated partnerships	435	(17)	416	(38)
Net income available to partners	25,794	19,878	62,161	35,297
Net income available to limited partners	25,539	19,677	61,546	34,940
Net income available to general partner	$255	$201	$615	$357

Basic earnings per common unit
Net income	$0.26	$0.20	$0.62	$0.35
Diluted earnings per common unit
Net income	$0.26	$0.20	$0.62	$0.35

Distribution paid per common unit	$0.285	$0.240	$0.525	$0.465
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$25,359	$19,895	$61,745	$35,335
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	—	(98)	—	(194)
Foreign currency translation adjustments	3,063	3,488	(8,013)	648
Changes in fair value of cash flow hedges	398	(1,018)	(889)	(1,338)
Other comprehensive income (loss)	3,461	2,372	(8,902)	(884)
Comprehensive income	28,820	22,267	52,843	34,451
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	435	(17)	416	(38)
Comprehensive income attributable to the Operating Partnership	$29,255	$22,250	$53,259	$34,413
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	357	34,940	—	35,297	38	35,335
Other comprehensive loss	—	—	(884)	(884)	—	(884)
Compensation under Incentive Award Plan	—	7,461	—	7,461	—	7,461
Issuance of 29,900 common units upon exercise of options	—	628	—	628	—	628
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	1	—	1	902	903
Common distributions ($.465 per common unit)	(465)	(46,371)	—	(46,836)	—	(46,836)
Distributions to noncontrolling interests	—	—	—	—	(44)	(44)
Balance, June 30, 2014	$4,880	$545,083	$(3,605)	$546,358	$7,800	$554,158

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	615	61,546	—	62,161	(416)	61,745
Other comprehensive loss	—	—	(8,902)	(8,902)	—	(8,902)
Compensation under Incentive Award Plan	—	7,969	—	7,969	—	7,969
Issuance of 14,000 common units upon exercise of options	—	384	—	384	—	384
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 30,578 common units for employee income taxes	—	(1,084)	—	(1,084)	—	(1,084)
Contributions from noncontrolling interests	—	—	—	—	456	456
Adjustment for noncontrolling interests in consolidated partnerships	—	3	—	3	(3)	—
Common distributions ($.525 per common unit)	(525)	(52,403)	—	(52,928)	—	(52,928)
Distributions to noncontrolling interests	—	—	—	—	(90)	(90)
Balance, June 30, 2015	$4,918	$549,614	$(23,693)	$530,839	$597	$531,436

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$61,745	$35,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,261	51,260
Amortization of deferred financing costs	1,202	1,107
Abandoned pre-development costs	—	1,596
Gain on sale of assets and interests in unconsolidated entities	(13,726)	—
Equity in earnings of unconsolidated joint ventures	(4,589)	(3,721)
Equity-based compensation expense	7,566	7,120
Amortization of debt (premiums) and discounts, net	(74)	(181)
Amortization (accretion) of market rent rate adjustments, net	1,299	1,527
Straight-line rent adjustments	(2,818)	(3,361)
Distributions of cumulative earnings from unconsolidated joint ventures	5,535	2,699
Changes in other assets and liabilities:
Other assets	1,182	2,482
Accounts payable and accrued expenses	(3,857)	(11,543)
Net cash provided by operating activities	101,726	84,320
INVESTING ACTIVITIES
Additions to rental property	(111,231)	(43,703)
Additions to investments in unconsolidated joint ventures	(26,938)	(69,698)
Net proceeds on sale of interests in unconsolidated entities	15,495	—
Proceeds from insurance reimbursements	187	550
Additions to non-real estate assets	(457)	(803)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,448	3,033
Additions to deferred lease costs	(3,989)	(2,541)
Net cash used in investing activities	(117,485)	(113,162)
FINANCING ACTIVITIES
Cash distributions paid	(52,928)	(46,836)
Proceeds from debt issuances	302,257	271,600
Repayments of debt	(230,887)	(198,380)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,084)	—
Distributions to noncontrolling interests in consolidated partnerships	(90)	(44)
Additions to deferred financing costs	(721)	(21)
Proceeds from exercise of options	384	628
Contributions from noncontrolling interests	259	—
Net cash provided by financing activities	17,190	26,947
Effect of foreign currency on cash and cash equivalents	(331)	105
Net increase (decrease) in cash and cash equivalents	1,100	(1,790)
Cash and cash equivalents, beginning of period	15,806	14,984
Cash and cash equivalents, end of period	$16,906	$13,194
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2015, we owned and operated 37 outlet centers, with a total gross leasable area of approximately 11.7 million square feet. We also had partial ownership interests in 9 outlet centers totaling approximately 2.7 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,842,047 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

For certain of these investments, we record our equity in the venture's net income or loss under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. In the event a basis difference is created between our underlying interest in the venture's net assets and our initial investment, we amortize such amount over the estimated life of the venture as a component of equity in earnings of unconsolidated joint ventures.

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the consolidated balance sheets. The carrying amount of our investments in the Charlotte and Galveston/Houston joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

We have concluded that our Savannah and Southaven joint ventures are each considered a VIE because our voting rights are disproportionate to our economic interests and substantially all of each venture's activities either involve or are conducted on our behalf. Due to certain reconsideration events, we concluded during the quarter that our Westgate joint venture, previously considered a VIE since inception, was no longer considered a VIE. The operating, development, leasing, and management agreements of Savannah provide that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we are not the primary beneficiary since we do not have the power to direct the significant activities that affect the economic performance of the venture, and have applied the equity method of accounting. The carrying amount of our investment in Savannah is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets and was $46.0 million as of June 30, 2015. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Savannah.

The management agreement and other contractual arrangements for Southaven give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At June 30, 2015, total assets of this venture, which is currently under construction, were $38.6 million and total liabilities were $11.5 million. The primary classification of these assets on the consolidated balance sheets are within cash and total rental property, net and the classification of liabilities is within accounts payable and accrued expenses. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

"Noncontrolling interests in the Operating Partnership" reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

In the consolidated statement of operations, we have reclassified $758,000 and $1.3 million related to management, leasing and other services for the three and six months ended June 30, 2014, respectively, to the caption "management, leasing and other services" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three and six months ended June 30, 2015. In addition, we have reclassified certain amounts related to other non-operating income and expenses for the three and six months ended June 30, 2014 to the caption " other income/(expense)" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three and six months ended June 30, 2015.

We have revised the previously reported amounts in the consolidated statement of cash flows to reclassify approximately $2.0 million related to tax increment financing for the six months ended June 30, 2014 to the caption "additions to rental property" from the caption "proceeds from tax increment financing" to conform to the presentation of the consolidated statement of cash flows for the six months ended June 30, 2015. We have concluded the previously reported financial statements were not materially misstated as a result of this revision.

3. Disposition of Properties and Properties Held for Sale

At June 30, 2015, we had a contractual agreement to sell four properties totaling approximately 712,000 square feet classified as rental property held for sale on the consolidated balance sheets. The results of operations for these properties are included in continuing operations as the potential sale did not meet the criteria set forth in the recently adopted guidance requiring the result of operations to be separately set forth as discontinued operations.

The carrying values of the rental properties held for sale were comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Rental property, net	$44,252	$43,532
Deferred lease costs and other intangibles, net	888	757
Prepaids and other assets	1,722	1,716
Rental property held for sale	$46,862	$46,005

Subsequent to June 30, 2015, we concluded that the sale of these four outlet centers was no longer probable as a result of the buyer's inability to secure acceptable financing. In the third quarter of 2015, we will reclassify the four outlet centers from held for sale to held and used and record an adjustment of approximately $1.6 million representing the depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used.

4. Developments of Consolidated Outlet Centers

Foxwoods, Connecticut

In May 2015, we opened a 312,000 square feet outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. Construction began on the outlet center in September 2013. As of June 30, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $46.7 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on their initial capital contributions from the date of contribution.

Development continues for the following consolidated outlet centers as of June 30, 2015:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Grand Rapids, Michigan	350	$48.0	$—	07/31/15
Southaven, Mississippi	320	27.3	—	Nov 2015
Total	670	$75.3	$—

Grand Rapids, Michigan

In July 2015, we opened a 350,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. We commenced construction on the development in July 2014. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Southaven, Mississippi

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes. As of June 30, 2015, our partner’s equity contributions totaled approximately $456,000 and our equity contributions totaled approximately $26.6 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of June 30, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.5 million.

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Columbus	Columbus, OH	50.0%	—	$7.3	$—
National Harbor	National Harbor, MD	50.0%	339	9.4	83.7
RioCan Canada	Various	50.0%	870	137.7	14.4
Savannah (1)	Savannah, GA	50.0%	377	46.0	70.1
Westgate	Glendale, AZ	58.0%	411	12.5	62.0
				$212.9	$230.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.6)	$90.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(0.4)	65.0
				$(1.0)	$155.0

As of December 31, 2014
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3	$65.0
National Harbor	National Harbor, MD	50.0%	339	9.5	83.7
RioCan Canada	Various	50.0%	870	132.5	15.7
Savannah (1)	Savannah, GA	50.0%	—	46.5	25.5
Westgate	Glendale, AZ	58.0%	381	14.3	54.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.5	—
				$208.0	$268.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)	$90.0
				$(2.2)	$90.0

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

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Fee:
Development and leasing	$727	$70	$1,307	$78
Loan guarantee	187	146	383	187
Management and marketing	813	542	1,320	1,059
Total Fees	$1,727	$758	$3,010	$1,324

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.0 million and $4.4 million as of June 30, 2015 and December 31, 2014, respectively) are amortized over the various useful lives of the related assets.

Columbus, Ohio

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened in April 2015, includes approximately 377,000 square feet. As of June 30, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $97.7 million, of which $4.7 million will be available for future expansion, at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one -year extension options. As of June 30, 2015, the balance on the loan was $70.1 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan has the ability to borrow up to $62.0 million. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017. As of June 30, 2015, the balance on the loan was $62.0 million.

Tanger Outlets Westgate opened in November 2012 and was developed through, and is currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

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

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2015	December 31, 2014
Assets
Land	$107,503	$102,601
Buildings, improvements and fixtures	630,777	542,501
Construction in progress, including land	27,628	104,780
	765,908	749,882
Accumulated depreciation	(46,203)	(48,233)
Total rental property, net	719,705	701,649
Cash and cash equivalents	47,793	46,917
Deferred lease costs, net	20,607	21,234
Deferred debt origination costs, net	4,706	5,995
Prepaids and other assets	12,833	12,766
Total assets	$805,644	$788,561
Liabilities and Owners' Equity
Mortgages payable	$385,275	$358,219
Accounts payable and other liabilities	45,490	70,795
Total liabilities	430,765	429,014
Owners' equity	374,879	359,547
Total liabilities and owners' equity	$805,644	$788,561

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2015	2014	2015	2014
Revenues	$26,189	$16,079	$50,153	$32,834
Expenses
Property operating	11,167	6,624	20,311	13,270
General and administrative	90	27	308	156
Depreciation and amortization	8,556	4,564	16,378	9,538
Total expenses	19,813	11,215	36,997	22,964
Operating income	6,376	4,864	13,156	9,870
Interest expense	(2,216)	(1,383)	(3,980)	(2,609)
Interest and other income	5	—	13	—
Net income	$4,165	$3,481	$9,189	$7,261

The Company and Operating Partnership's share of:
Net income	$2,046	$1,788	$4,589	$3,721
Depreciation expense (real estate related)	$5,038	$2,403	$9,114	$5,008

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

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company (in thousands):

	June 30, 2015	December 31, 2014
Unsecured lines of credit	$176,300	$111,000
Unsecured term loan	$250,000	$250,000
Ocean City mortgage	$17,635	$17,827

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2015		December 31, 2014
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$(1,175)	$300,000	$(1,276)
Senior notes	3.875%	December 2023	250,000	(3,557)	250,000	(3,732)
Senior notes	3.750%	December 2024	250,000	(1,358)	250,000	(1,418)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	44,673	3,494	45,997	3,694
Deer Park	LIBOR + 1.50%	August 2018	150,000	(1,003)	150,000	(1,161)
Foxwoods	LIBOR + 1.65%	December 2017	62,092	—	25,235	—
Hershey (1)	5.17%-8.00%	August 2015	—	—	29,271	399
Ocean City (1)	5.24%	January 2016	17,635	51	17,827	99
Southaven	LIBOR + 1.75%	April 2018	—	—	—	—
Note payable (1)	1.50%	June 2016	10,000	(162)	10,000	(241)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	October 2017	176,300	—	111,000	—
			$1,518,200	$(3,710)	$1,446,830	$(3,636)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Hershey 3.40%, Ocean City 4.68%, and note payable 3.15%.

Certain of our properties, which had a net book value of approximately $572.7 million at June 30, 2015 and $602.7 million at December 31, 2014, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2015, we were in compliance with all of our debt covenants.

Hershey Mortgage

During the second quarter of 2015, we repaid the mortgages associated with our Hershey, Pennsylvania property, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and had a principal balance at the date of extinguishment of $29.0 million. We also wrote off the remaining unamortized premiums associated with the mortgages totaling approximately $201,000.

Southaven Mortgage

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2015 are as follows (in thousands):

Calendar Year	Amount
2015	$1,556
2016	30,283
2017	248,900
2018	153,183
2019	253,369
Thereafter	830,909
Subtotal	1,518,200
Net discount	(3,710)
Total	$1,514,490

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2015	December 31, 2014
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(273)	$26
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(256)	40
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(265)	29
Total		$150,000			$(794)	$95

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Location of Reclassification from Accumulated OCI Into Income

		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative		$398	$(1,018)	$(889)	$(1,338)

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$—	$98	$—	$194

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

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2015:
Liabilities:
Interest rate swaps (other liabilities)	$(794)	$—	$(794)	$—
Total liabilities	$(794)	$—	$(794)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2015	December 31, 2014
Fair value of debt	$1,572,370	$1,493,519
Recorded value of debt	1,514,490	1,443,194

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

10. Shareholders' Equity of the Company

During the six months ended June 30, 2014, Non-Company LPs exchanged a total of 43,331 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. No Class A common limited partnership units of the Operating Partnership were exchanged during the six months ended June 30, 2015. As of June 30, 2015, the Non-Company LPs owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

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

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2015 and June 30, 2014.

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(43,331)	43,331	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	29,900	29,900
Balance June 30, 2014	1,000,000	5,101,681	94,881,645	99,983,326

Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Issuance of restricted units	—	—	348,844	348,844
Units issued upon exercise of options	—	—	14,000	14,000
Units withheld for employee income taxes	—	—	(30,578)	(30,578)
Balance June 30, 2015	1,000,000	5,078,406	94,842,047	99,920,453

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$24,481	$18,850	$58,993	$33,466
Less allocation of earnings to participating securities	(308)	(481)	(716)	(910)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$24,173	$18,369	$58,277	$32,556
Denominator
Basic weighted average common shares	94,741	93,800	94,639	93,690
Effect of notional units	—	—	—	—
Effect of outstanding options and certain restricted common shares	54	74	66	72
Diluted weighted average common shares	94,795	93,874	94,705	93,762
Basic earnings per common share:
Net income	$0.26	$0.20	$0.62	$0.35
Diluted earnings per common share:
Net income	$0.26	$0.20	$0.62	$0.35

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three and six months ended June 30, 2015, 250,700 and 250,800 options were excluded from the computation, respectively. For the both the three and six months ended June 30, 2014, 276,500 options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to partners of the Operating Partnership	$25,794	$19,878	$62,161	$35,297
Less allocation of earnings to participating securities	(308)	(481)	(716)	(910)
Net income available to common unitholders of the Operating Partnership	$25,486	$19,397	$61,445	$34,387
Denominator
Basic weighted average common units	99,819	98,916	99,717	98,818
Effect of notional units	—	—	—	—
Effect of outstanding options and certain restricted common units	54	74	66	72
Diluted weighted average common units	99,873	98,990	99,783	98,890
Basic earnings per common unit:
Net income	$0.26	$0.20	$0.62	$0.35
Diluted earnings per common unit:
Net income	$0.26	$0.20	$0.62	$0.35

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2015, 250,700 and 250,800 options were excluded from the computation, respectively. For the both the three and six months ended June 30, 2014, 276,500 options were excluded from the computation.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted common shares	$2,837	$2,528	$5,496	$4,833
Notional unit performance awards	1,001	1,113	1,841	2,059
Options	115	114	229	228
Total share-based compensation	$3,953	$3,755	$7,566	$7,120

Share-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Share-based compensation expense capitalized	$215	$182	$403	$341

We withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld was 30,578 for the six months ended June 30, 2015, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. No shares were withheld for the three months ended June 30, 2015 or for the three and six months ended June 30, 2014. Total amounts paid for the employees' tax obligation to taxing authorities was $1.1 million for the six months ended June 30, 2015 and is reflected as a financing activity within the consolidated statements of cash flows.

15. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2015 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2015	$(24,624)	$(1,131)	$(25,755)	$(1,338)	$(61)	$(1,399)
Unrealized gain on foreign currency translation adjustments	2,908	—	2,908	155	—	155
Change in fair value of cash flow hedges	—	377	377	—	21	21
Balance June 30, 2015	$(21,716)	$(754)	$(22,470)	$(1,183)	$(40)	$(1,223)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)
Unrealized loss on foreign currency translation adjustments	(7,603)	—	(7,603)	(410)	—	(410)
Change in fair value of cash flow hedges	—	(844)	(844)	—	(45)	(45)
Balance June 30, 2015	$(21,716)	$(754)	$(22,470)	$(1,183)	$(40)	$(1,223)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2014	$(7,282)	$1,767	$(5,515)	$(402)	$(60)	$(462)
Amortization of cash flow hedges	—	(93)	(93)	—	(5)	(5)
Unrealized gain on foreign currency translation adjustments	3,308	—	3,308	180	—	180
Change in fair value of cash flow hedges	—	(965)	(965)	—	(53)	(53)
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Amortization of cash flow hedges	—	(184)	(184)	—	(10)	(10)
Unrealized gain on foreign currency translation adjustments	616	—	616	32	—	32
Change in fair value of cash flow hedges	—	(1,269)	(1,269)	—	(69)	(69)
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in Statement of Operations
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization of cash flow hedges	$—	$(93)	$—	$(184)	Interest expense

16. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2015 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2015	$(25,962)	$(1,192)	$(27,154)
Unrealized gain on foreign currency translation adjustments	3,063	—	3,063
Change in fair value of cash flow hedges	—	398	398
Balance June 30, 2015	$(22,899)	$(794)	$(23,693)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(14,886)	$95	$(14,791)
Unrealized loss on foreign currency translation adjustments	(8,013)	—	(8,013)
Change in fair value of cash flow hedges	—	(889)	(889)
Balance June 30, 2015	$(22,899)	$(794)	$(23,693)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and six months ended June 30, 2014 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2014	$(7,684)	$1,707	$(5,977)
Amortization of cash flow hedges	—	(98)	(98)
Unrealized gain on foreign currency translation adjustments	3,488	—	3,488
Change in fair value of cash flow hedges	—	(1,018)	(1,018)
Balance June 30, 2014	$(4,196)	$591	$(3,605)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Amortization of cash flow hedges	—	(194)	(194)
Unrealized gain on foreign currency translation adjustments	648	—	648
Change in fair value of cash flow hedges	—	(1,338)	(1,338)
Balance June 30, 2014	$(4,196)	$591	$(3,605)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in Statement of Operations
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Amortization of cash flow hedges	$—	$(98)	$—	$(194)	Interest expense

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	June 30, 2015	June 30, 2014
Costs relating to construction included in accounts payable and accrued expenses	$41,952	$15,342

Additionally, for the six months ended June 30, 2015 additions to rental property excludes $197,000 in equity contributions made by our noncontrolling interest partner for pre-development costs at our Southaven outlet center which is currently under development. For the six months ended June 30, 2014, additions to rental property excludes $903,000 in equity contributions made by our noncontrolling interest partner related to pre-development costs at our Foxwoods outlet center, which opened in May 2015.

18. New Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements.

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

19. Subsequent Events

In July 2015, we repaid the mortgage associated with our Ocean City, Maryland outlet center, which was assumed as part of the acquisition of the property in 2011. The maturity date of the mortgage was January 6, 2016 and had a principal balance at the date of extinguishment of $17.6 million. We also wrote off the remaining unamortized premium associated with the mortgage totaling approximately $51,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments and expansions; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to, our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian expansion; risks associated with debt financing; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

General Overview

At June 30, 2015, we had 37 consolidated outlet centers in 23 states totaling 11.7 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.7 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2014 to June 30, 2015:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2014		11,537	37	1,719	7
New Developments:
Charlotte, NC	Third Quarter	—	—	398	1
Ottawa, ON	Fourth Quarter	—	—	288	1
Expansion:
Charleston, SC	Second Quarter	17	—	—	—
Cookstown, ON	Fourth Quarter	—	—	149	—
Branson, MO	Fourth Quarter	27	—	—	—
Glendale, AZ	Fourth Quarter	—	—	50	—
Park City, UT	Fourth Quarter	21	—	—	—
Sevierville, TN	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City, OR	Fourth Quarter	(270)	(1)	—	—
Other		4	—	2	—
As of December 31, 2014		11,346	36	2,606	9
New Developments:
Foxwoods, CT	Second Quarter	312	1	—	—
Savannah, GA	Second Quarter	—	—	377	1
Expansion:
Glendale, AZ	First Quarter	—	—	28	—
Disposition:
Wisconsin Dells, WI	First Quarter	—	—	(265)	(1)
Other		(1)	—	1	—
As of June 30, 2015		11,657	37	2,747	9

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2015. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	749,074	94
Riverhead, New York (1)	729,734	97
Rehoboth Beach, Delaware (1)	565,707	99
Foley, Alabama	557,014	96
Atlantic City, New Jersey (1)	489,706	95
Sevierville, Tennessee (1)	448,335	100
San Marcos, Texas	441,821	95
Myrtle Beach Hwy 501, South Carolina	425,247	98
Jeffersonville, Ohio	411,776	97
Myrtle Beach Hwy 17, South Carolina (1)	402,791	100
Charleston, South Carolina	382,117	99
Pittsburgh, Pennsylvania	372,958	99
Commerce II, Georgia	371,408	96
Branson, Missouri	329,861	99
Locust Grove, Georgia	321,070	99
Howell, Michigan	319,889	93
Park City, Utah	319,661	99
Mebane, North Carolina	318,910	100
Gonzales, Louisiana	318,666	100
Foxwoods, Connecticut	311,644	91
Westbrook, Connecticut	289,898	95
Williamsburg, Iowa	276,230	97
Lancaster, Pennsylvania	254,002	99
Tuscola, Illinois	250,439	88
Hershey, Pennsylvania	247,500	95
Tilton, New Hampshire	245,698	96
Hilton Head II, South Carolina	206,544	95
Fort Myers, Florida	198,877	91
Ocean City, Maryland (1)	198,840	99
Terrell, Texas	177,800	95
Hilton Head I, South Carolina	177,199	100
Barstow, California	171,300	100
West Branch, Michigan	112,570	88
Blowing Rock, North Carolina	104,052	97
Nags Head, North Carolina	82,161	100
Kittery I, Maine	51,737	100
Kittery II, Maine	24,619	92
Totals	11,656,855	97 (2)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Excludes the occupancy rate at our Foxwoods outlet center which opened during the second quarter of 2015 and had not yet stabilized.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Glendale, Arizona (58% owned)	410,664	99
Charlotte, North Carolina (50% owned)	397,837	99
Savannah, Georgia (50% owned)	377,301	96
Texas City, Texas (50% owned)	352,705	100
Washington D.C. (50% owned)	338,786	99
Cookstown, Ontario (50% owned)	308,803	93
Ottawa, Ontario (50% owned) (1)	284,218	95
Bromont, Quebec (50% owned)	161,449	74
Saint-Sauveur, Quebec (50% owned)	115,717	97
Total	2,747,480	96

(1)	Excludes square feet to be completed and turned over to a magnet tenant at a later date.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Six months ended June 30, 2015
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	98	369	$32.10	$24.83	9.47	$29.48
Renewal	225	1,060	$26.46	$0.13	5.53	$26.44

	Six months ended June 30, 2014 (2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	109	375	$32.50	$36.86	9.17	$28.48
Renewal	203	978	$23.30	$0.27	4.78	$23.24

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

NET INCOME
Net income increased $5.5 million in the 2015 period to $25.4 million as compared to $19.9 million for the 2014 period. Property operating revenues and property operating expenses have increased in the 2015 period due to the incremental income from four small expansions of our consolidated properties completed since January, 2014 as well as from overall growth in the operating income of our existing properties. These increases were partially offset by an increase in property operating expenses due to the four small expansions of our consolidated properties since January 2014, and lower operating income due to the sale of our Lincoln City outlet center in December 2014. Equity in earnings of unconsolidated joint ventures also increased in the 2015 period due to two new properties and two significant expansions completed within our unconsolidated joint ventures during the second half of 2014, partially offset by lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture. Also contributing to the increase in net income was lower interest expense incurred in the 2015 period compared to the 2014 period as a result of debt refinancings completed in 2014.

BASE RENTALS
Base rentals increased $4.2 million, or 6%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Change
Base rentals from existing properties	$70,901	$67,457	$3,444
Base rentals from properties disposed	—	1,175	(1,175)
Termination fees	1,698	259	1,439
Amortization of above and below market rent adjustments, net	(270)	(731)	461
	$72,329	$68,160	$4,169

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from Foxwoods, which opened in May 2015, and the expansion at our Sevierville, Branson and Park City outlet centers.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased in the 2015 period compared to the 2014 period as a result of certain brand-wide store closures throughout our portfolio. The 2014 period did not have any significant tenant closures.

At June 30, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $6.8 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $457,000, or 2%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Change
Expense reimbursements from existing properties	$29,909	$28,872	$1,037
Expense reimbursements from properties disposed	—	580	(580)
	$29,909	$29,452	$457

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $969,000, or 128%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Change
Development and leasing	$727	$70	$657
Loan guarantee	187	146	41
Management and marketing	813	542	271
	$1,727	$758	$969

The increase in fees recognized was primarily due to services we provided to the Savannah outlet center which opened in April 2015.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.3 million, or 4%, in the 2015 period as compared to the 2014 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Change
Property operating expenses from existing properties	$34,958	$32,981	$1,977
Property operating expenses from properties disposed	—	648	(648)
	$34,958	$33,629	$1,329

Property operating expenses increased due to higher snow removal costs, increased mall office operating costs, and expenses related to identifying sites for potential new developments.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $851,000, or 8%, in the 2015 period compared to the 2014 period. This increase was a result of the 2015 period including higher payroll related expenses compared to the 2014 period due to the addition of new employees since July 1, 2014.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $925,000, or 4%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of depreciation and amortization from the 2015 and 2014 periods (in thousands):

	2015	2014	Change
Depreciation and amortization from existing properties	$24,272	$24,800	$(528)
Depreciation and amortization from properties disposed	—	397	(397)
	$24,272	$25,197	$(925)

Depreciation and amortization expense at existing properties decreased approximately $808,000 as a result of not recognizing depreciation and amortization on the rental properties which were classified as held for sale in December 2014. This decrease was partially offset by incremental depreciation expense from our new Foxwoods outlet center which opened in May 2015.

INTEREST EXPENSE
Interest expense decreased $1.5 million or 10%, in the 2015 period compared to the 2014 period, due to the issuance of $250 million senior notes in November 2014 which bear an interest rate of 3.75%. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015. This decrease was partially offset by higher debt levels in the 2015 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $258,000 or 14% in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Change
Equity in earnings from existing properties	$1,341	$1,461	$(120)
Equity in earnings from new developments	705	—	$705
Equity in earnings from properties disposed	—	327	(327)
	$2,046	$1,788	$258

The decrease in equity in earnings of unconsolidated joint ventures from existing properties was primarily due to an increase in interest expense for the National Harbor outlet center reflecting the increase in the loan from $61.0 million to $83.7 million. This decrease was partially offset by incremental earnings from the expansions of the Westgate and Cookstown outlet centers completed during the fourth quarter of 2014. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014, and the Ottawa outlet center which opened during the fourth quarter of 2014, offset by a net loss at the Savannah outlet center, which opened in April 2015, due to grand opening expenses incurred in the initial month of operations and depreciation and amortization expenses in excess of income before depreciation.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

NET INCOME
Net income increased $26.4 million in the 2015 period to $61.7 million as compared to $35.3 million for the 2014 period. Approximately half of this increase was due to the sale of our equity interest in the Wisconsin Dells joint venture in February 2015, which resulted in a gain of approximately $13.7 million. In addition, property operating revenues and property operating expenses have increased in the 2015 period due to the incremental income from four small expansions of our consolidated properties completed since January 2014 as well as from overall growth in the operating income of our existing properties. These increases were partially offset by an increase in property operating expenses due to the four small expansions of our consolidated properties since January 2014, and lower operating income due to the sale of our Lincoln City outlet center in December 2014. Equity in earnings of unconsolidated joint ventures also increased in the 2015 period due to two new properties and two significant expansions completed within our unconsolidated joint ventures during the second half of 2014, partially offset by lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture. Also contributing to the increase in net income was lower interest expense incurred in the 2015 period compared to the 2014 period as a result of debt refinancings completed in 2014.

BASE RENTALS
Base rentals increased $4.8 million, or 4%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Change
Base rentals from existing properties	$138,194	$133,384	$4,810
Base rentals from properties disposed	—	2,364	(2,364)
Termination fees	2,836	674	2,162
Amortization of above and below market rent adjustments, net	(1,072)	(1,286)	214
	$139,958	$135,136	$4,822

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, as well as incremental base rental income from Foxwoods, which opened in May, and the expansion at our Sevierville, Branson and Park City outlet centers.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased in the 2015 period compared to the 2014 period as a result of certain brand-wide store closures throughout our portfolio. The 2014 period did not have any significant tenant closures.

At June 30, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $6.8 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.3 million, or 4%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Change
Expense reimbursements from existing properties	$63,273	$59,902	$3,371
Expense reimbursements from properties disposed	—	1,092	(1,092)
	$63,273	$60,994	$2,279

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $1.7 million, or 127%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Increase/ (Decrease)
Development and leasing	$1,307	$78	$1,229
Loan guarantee	383	187	196
Management and marketing	1,320	1,059	261
	$3,010	$1,324	$1,686

The increase in fees recognized was primarily due to services we provided to the Savannah outlet center which opened in April 2015.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $3.0 million, or 4%, in the 2015 period as compared to the 2014 period.The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Change
Property operating expenses from existing properties	$72,690	$68,408	$4,282
Property operating expenses from properties disposed	—	1,248	(1,248)
	$72,690	$69,656	$3,034

Property operating expenses increased due to higher advertising expense, snow removal costs, increased mall office operating costs and increased expenses related to identifying sites for potential new developments.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.4 million, or 7%, in the 2015 period compared to the 2014 period. This increase was a result of the 2015 period including higher payroll related expenses compared to the 2014 period due to the addition of new employees since July 1, 2014 and higher share-based compensation expense.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2014 period, we decided to abandon two pre-development projects and as a result, we recorded a $1.6 million charge in the first quarter of 2014, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased $3.0 million, or 6%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2015	2014	Change
Depreciation and amortization expenses from existing properties	$48,261	$50,444	$(2,183)
Depreciation and amortization from properties disposed	—	816	(816)
	$48,261	$51,260	$(2,999)

Approximately $1.6 million of the decrease in depreciation and amortization costs at existing properties is attributable to not recognizing depreciation and amortization on the rental properties which were classified as held for sale in December 2014. The remaining decrease is primarily due to the fact that certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $3.3 million, or 11%, in the 2015 period compared to the 2014 period, due to the issuance of $250 million senior notes in November 2014 which bear an interest rate of 3.75%. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015.

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

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $868,000 or 23% in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Change
Equity in earnings from existing properties	$2,665	$3,071	$(406)
Equity in earnings from new developments	1,766	—	$1,766
Equity in earnings from properties disposed	158	650	(492)
	$4,589	$3,721	$868

The decrease in equity in earnings of unconsolidated joint ventures from existing properties was primarily due to an increase in interest expense for the National Harbor outlet center reflecting the increase in the loan from $61.0 million to $83.7 million. This decrease was partially offset by incremental earnings from the expansions of the Westgate and Cookstown outlet centers completed during the fourth quarter of 2014.

The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014, and the Ottawa outlet center which opened during the fourth quarter of 2014. These earnings were partially offset by a net loss at the Savannah outlet center, which opened in April 2015, due to grand opening expenses incurred in the initial month of operations and depreciation and amortization expenses in excess of income before depreciation.

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

The Company is a well-known seasoned issuer with a shelf registration that expires in June 2018 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

On July 9, 2015, the Company's Board of Directors declared a $.285 cash dividend per common share payable on August 14, 2015 to each shareholder of record on July 30, 2015, and caused a $.285 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$101,726	$84,320	$17,406
Net cash used in investing activities	(117,485)	(113,162)	(4,323)
Net cash provided by financing activities	17,190	26,947	(9,757)
Effect of foreign currency rate changes on cash and equivalents	(331)	105	(436)
Net increase (decrease) in cash and cash equivalents	$1,100	$(1,790)	$2,890

Operating Activities

In 2015, our cash provided from operating activities was positively impacted by a number of factors, including an increase in operating income throughout the consolidated portfolio from increases in base rental rates, an increase in operating income from four small expansions of our consolidated properties completed during 2014, an increase in distributions received from unconsolidated joint ventures as we added two new joint venture properties and completed two significant expansions since January 2014, and lower interest expense as a result of debt refinancings completed in 2014.

Investing Activities

Cash used related to our additions to rental property was higher in the 2015 period compared to the 2014 period due primarily to ongoing construction of our Grand Rapids, Michigan; Foxwoods, Connecticut; and Southaven, Mississippi outlet centers. These additions were partially offset by the proceeds received from the sale of our equity interest in the joint venture that owned an outlet center in Wisconsin Dells, Wisconsin and additional distributions received from unconsolidated joint ventures from the new centers and expansions completed in 2014. In addition, we made fewer contributions in the 2015 period to our unconsolidated joint ventures as a result of less development activity in the 2015 period compared to the 2014 period. The 2015 period includes contributions for the unconsolidated joint venture development in Savannah, Georgia. The 2014 period included contributions for new unconsolidated joint venture center developments in Charlotte, North Carolina; Ottawa, Ontario; and the expansion of the outlet center in Cookstown, Ontario, all of which opened during the second half of 2014.

Financing Activities

The decrease in cash provided by financing activities was primarily due to higher debt repayments, which included the repayment of the mortgage at our Hershey, Pennsylvania outlet center, and an increase in the quarterly dividends paid to our common shareholders. These increases were partially offset by the higher debt requirements needed to fund the investments at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2015	2014	Change
Capital expenditures analysis:
New center developments	$117,898	$26,382	$91,516
Major center renovations	879	7,833	(6,954)
Second generation tenant allowances	5,084	6,254	(1,170)
Other capital expenditures	6,290	8,810	(2,520)
	130,151	49,279	80,872
Conversion from accrual to cash basis	(18,920)	(5,576)	(13,344)
Additions to rental property-cash basis	$111,231	$43,703	$67,528

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our centers in Grand Rapids, Michigan; Southaven, Mississippi; and at the Foxwoods Resort and Casino in Connecticut in the 2015 period. The 2014 period included new center development expenditures for our center at the Foxwoods Resort and Casino in Connecticut and expansions at our Branson, Missouri and Park City, Utah centers.

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

New Development of Consolidated Outlet Centers

The following table summarizes our development projects as of June 30, 2015:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Grand Rapids	350	$230	$80.5	$48.0	07/31/15
Southaven	320	213	68.2	27.3	Nov 2015
Total	670	$222	$148.7	$75.3

Grand Rapids, Michigan

On July 31, 2015, we opened a 350,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. We commenced construction on the development of the center in July 2014. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads. Costs incurred as of June 30, 2015 which totaled approximately $48.0 million have been funded with borrowings under our lines of credit and cash flow from operations.

Southaven, Mississippi (Memphis)

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. We currently expect the outlet center to be completed in time for a holiday 2015 opening. As of June 30, 2015, our partner’s equity contributions totaled approximately $456,000 and our equity contributions totaled approximately $26.6 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of June 30, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.5 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes.

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

Recently Completed Outlet Center

Foxwoods, Connecticut

In May 2015, we opened a 312,000 square feet outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. Construction began on the outlet center in September 2013. As of June 30, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $46.7 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on its initial capital contributions from the date of contribution. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of June 30, 2015 was $62.1 million.

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

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of June 30, 2015:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus	50%	355	$267	$94.9	$13.9	2Q16
Total		355	$267	$94.9	$13.9

Columbus, Ohio

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

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

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. At June 30, 2015, we had a contractual agreement to sell four properties totaling approximately 712,000 square feet classified as rental property held for sale on the consolidated balance sheets. Subsequent to June 30, 2015, we concluded that the sale of these four outlet centers was no longer probable as a result of the buyer's inability to secure acceptable financing.  In the third quarter of 2015, we will reclassify the four outlet centers from held for sale to held and used and record an adjustment of approximately $1.6 million representing the depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used.

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

Financing Arrangements

As of June 30, 2015, unsecured borrowings represented 82% of our outstanding debt and 76% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million and bear interest at a rate of LIBOR + 1.00%. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2017 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines. As of June 30, 2015, we had $343.7 million available under our unsecured lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2018, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2016.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	50%
Total secured debt to adjusted total assets	<40%	9%
Total unencumbered assets to unsecured debt	>150%	172%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2015 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	—	$7.3
National Harbor	National Harbor, MD	50.0%	339	9.4
RioCan Canada	Various	50.0%	870	137.7
Savannah (1)	Savannah, GA	50.0%	377	46.0
Westgate	Glendale, AZ	58.0%	411	12.5
				$212.9

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.6)
Galveston/Houston (2)	Texas City, TX	50.0%	353	(0.4)
				$(1.0)

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

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans, and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Our joint ventures are generally subject to buy-sell provisions which are customary for joint venture agreements in the real estate industry. Either partner may initiate these provisions (subject to any applicable lock up period), which could result in either the sale of our interest or the use of available cash or additional borrowings to acquire the other party's interest. Under these provisions, one partner sets a price for the property, then the other partner has the option to either (1) purchase their partner's interest based on that price or (2) sell its interest to the other partner based on that price. Since the partner other than the partner who triggers the provision has the option to be the buyer or seller, we don't consider this arrangement to be a mandatory redeemable obligation.

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

Columbus, Ohio

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened in April 2015, includes approximately 377,000 square feet. As of June 30, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter.

The joint venture has an interest only mortgage loan with the ability to borrow up to $97.7 million, of which $4.7 million will be available for future expansion, at an interest rate of LIBOR + 1.65%. The loan initially matures on May 21, 2017, with two, one-year extension options. As of June 30, 2015, the balance on the loan was $70.1 million. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan has the ability to borrow up to $62.0 million. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017. As of June 30, 2015, the balance on the loan was $62.0 million.

Tanger Outlets Westgate opened in November 2012 and was developed through, and is currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of June 30, 2015 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company (in millions)
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	83.7	November 2019	LIBOR + 1.65%	10.0%	8.4
RioCan Canada	14.4	June 2015 and May 2020	5.10% - 5.75%	16.7%	2.4
Savannah (2)	70.1	May 2017	LIBOR + 1.65%	21.4%	15.0
Westgate	62.0	June 2017	LIBOR + 1.75%	—%	—
	$385.2				$33.6

(1)	100% completion guaranty; 10% principal guaranty.

(2)	100% completion guaranty; $15.0 million principal guaranty

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Fee:
Development and leasing	$727	$70	$1,307	$78
Loan Guarantee	187	146	383	187
Management and marketing	813	542	1,320	1,059
Total Fees	$1,727	$758	$3,010	$1,324

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
FUNDS FROM OPERATIONS
Net income	$25,359	$19,895	$61,745	$35,335
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	23,919	24,782	47,556	50,484
Depreciation and amortization of real estate assets - unconsolidated joint ventures	5,038	2,403	9,114	5,008
Gain on sale of assets and interests in unconsolidated entities	—	—	(13,726)	—
Funds from operations (FFO)	54,316	47,080	104,689	90,827
FFO attributable to noncontrolling interests in other consolidated partnerships	412	(37)	370	(77)
Allocation of FFO to participating securities (1)	(583)	(949)	(1,143)	(1,813)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$54,145	$46,094	$103,916	$88,937
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,873	98,989	99,783	98,890
Dilutive funds from operations per share	$0.54	$0.47	$1.04	$0.90
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,873	98,989	99,783	98,890
Dilutive funds from operations per unit	$0.54	$0.47	$1.04	$0.90

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$54,316	$47,080	$104,689	$90,827
Adjusted for non-core items:
Abandoned pre-development costs	—	—	—	1,596
Acquisition costs	—	—	—	7
Adjusted funds from operations (AFFO)	54,316	47,080	104,689	92,430
AFFO attributable to noncontrolling interests in other consolidated partnerships	412	(37)	370	(77)
Allocation of AFFO to participating securities (1)	(583)	(949)	(1,143)	(1,846)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$54,145	$46,094	$103,916	$90,507
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,873	98,989	99,783	98,890
Dilutive adjusted funds from operations per share	$0.54	$0.47	$1.04	$0.92
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,873	98,989	99,783	98,890
Dilutive adjusted funds from operations per unit	$0.54	$0.47	$1.04	$0.92

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

Below is a reconciliation of income before equity in earnings of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Same Center Net Operating Income - Cash Basis
Income before equity in earnings of unconsolidated joint ventures	$23,313	$18,107	$57,156	$31,614
Interest expense	13,088	14,582	26,177	29,502
Gain on sale of assets and interests in unconsolidated entities	—	—	(13,726)	—
Other nonoperating income (expense)	493	(64)	187	(123)
Operating income	36,894	32,625	69,794	60,993
Adjusted to exclude:
Depreciation and amortization	24,272	25,197	48,261	51,260
Other non-property income and losses	(845)	(618)	(1,299)	(665)
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
General and administrative expenses	11,612	10,761	22,917	21,483
Non-cash adjustments and termination rents (1)	(2,839)	(1,056)	(4,307)	(2,811)
Non-same center NOI (2)	(372)	(1,192)	(196)	(2,343)
Same Center Net Operating Income - Cash Basis	$68,722	$65,717	$135,170	$129,520

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)	Foxwoods, CT outlet center which opened in May of 2015 and Lincoln City, Oregon outlet center, which was sold in December 2014, were excluded from Same Center NOI - Cash Basis.

ECONOMIC CONDITIONS AND OUTLOOK

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels) which generally increase as prices rise. Most of the leases require the tenant to pay their share of property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2015, we had approximately 1.5 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2015. During the first six months of 2015, we renewed approximately 1,059,000 square feet of this space at a 23% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 369,000 square feet at a 33% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 5% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% and 98% as of June 30, 2015 and 2014, respectively.

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

In August 2013, as part of the acquisition of a controlling interest in Deer Park, we assumed a $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a 5 year term and carries an interest rate of LIBOR + 1.50%. In October 2013, we entered into interest rate swap agreements to reduce our floating rate debt exposure by locking the interest rate on the $150.0 million mortgage. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30%, creating a contractual interest rate for the loan of 2.80% through August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of June 30, 2015, the fair value of these contracts is a liability of $794,000. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of June 30, 2015, approximately 33% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $5.0 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2015	December 31, 2014
Fair value of debt	$1,572,370	$1,493,519
Recorded value of debt	$1,514,490	$1,443,194

A 100 basis point increase from prevailing interest rates at June 30, 2015 and December 31, 2014 would result in a decrease in fair value of total debt of approximately $53.7 million and $58.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of June 30, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of June 30, 2015. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2015. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

12.1*	Company's Ratio of Earnings to Fixed Charges.

12.2*	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 5, 2015

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer (principle financial officer)

Exhibit Index

Exhibit Number	Exhibit Descriptions

12.1*	Company's Ratio of Earnings to Fixed Charges.

12.2*	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.