Form 10-Q
period 2015-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2015-11-03
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 30, 2015, there were 95,847,393 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,843,493 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Rental property
Land	$225,306	$217,994
Buildings, improvements and fixtures	2,173,499	1,947,083
Construction in progress	63,445	98,526
	2,462,250	2,263,603
Accumulated depreciation	(727,921)	(662,236)
Total rental property, net	1,734,329	1,601,367
Cash and cash equivalents	20,661	16,875
Restricted cash	42,904	—
Rental property held for sale	19,286	46,005
Investments in unconsolidated joint ventures	197,964	208,050
Deferred lease costs and other intangibles, net	130,390	140,883
Deferred debt origination costs, net	10,688	12,126
Prepaids and other assets	74,577	72,354
Total assets	$2,230,799	$2,097,660
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,919 and $6,426, respectively)	$794,080	$793,574
Unsecured term loans (net of discount of $122 and $241, respectively)	267,378	267,259
Mortgages payable (including premiums of $2,469 and $3,031, respectively)	281,966	271,361
Unsecured lines of credit	195,800	111,000
Total debt	1,539,224	1,443,194
Accounts payable and accrued expenses	90,506	69,558
Deferred financing obligation	28,388	28,388
Other liabilities	31,405	32,634
Total liabilities	1,689,523	1,573,774
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,843,493 and 95,509,781 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	958	955
Paid in capital	802,638	791,566
Accumulated distributions in excess of net income	(256,180)	(281,679)
Accumulated other comprehensive loss	(33,943)	(14,023)
Equity attributable to Tanger Factory Outlet Centers, Inc.	513,473	496,819
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	27,207	26,417
Noncontrolling interests in other consolidated partnerships	596	650
Total equity	541,276	523,886
Total liabilities and equity	$2,230,799	$2,097,660
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Base rentals	$75,841	$69,612	$215,799	$204,748
Percentage rentals	2,625	2,634	6,896	6,632
Expense reimbursements	30,542	29,463	93,815	90,457
Management, leasing and other services	1,253	1,225	4,263	2,548
Other income	2,645	2,255	5,795	5,799
Total revenues	112,906	105,189	326,568	310,184
Expenses
Property operating	36,231	32,798	108,921	102,454
General and administrative	11,514	11,334	34,431	32,817
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
Depreciation and amortization	28,785	25,774	77,046	77,034
Total expenses	76,530	69,906	220,398	213,908
Operating income	36,376	35,283	106,170	96,276
Other income/(expense)
Interest expense	(13,933)	(13,902)	(40,110)	(43,404)
Gain on sale of assets and interests in unconsolidated entities	20,215	—	33,941	—
Other nonoperating income (expense)	89	437	(98)	560
Income before equity in earnings of unconsolidated joint ventures	42,747	21,818	99,903	53,432
Equity in earnings of unconsolidated joint ventures	3,713	2,479	8,302	6,200
Net income	46,460	24,297	108,205	59,632
Noncontrolling interests in Operating Partnership	(2,364)	(1,252)	(5,532)	(3,083)
Noncontrolling interests in other consolidated partnerships	(21)	(42)	395	(80)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$44,075	$23,003	$103,068	$56,469

Basic earnings per common share
Net income	$0.46	$0.24	$1.08	$0.59
Diluted earnings per common share
Net income	$0.46	$0.24	$1.08	$0.59

Dividends paid per common share	$0.285	$0.240	$0.810	$0.705
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$46,460	$24,297	$108,205	$59,632
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	—	(99)	—	(293)
Foreign currency translation adjustments	(10,932)	(5,194)	(18,945)	(4,546)
Change in fair value of cash flow hedges	(1,156)	952	(2,045)	(386)
Other comprehensive income (loss)	(12,088)	(4,341)	(20,990)	(5,225)
Comprehensive income	34,372	19,956	87,215	54,407
Comprehensive income attributable to noncontrolling interests	(1,770)	(1,070)	(4,067)	(2,892)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$32,602	$18,886	$83,148	$51,515
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	56,469	—	56,469	3,083	80	59,632
Other comprehensive loss	—	—	—	(4,954)	(4,954)	(271)	—	(5,225)
Compensation under Incentive Award Plan	—	11,458	—	—	11,458	—	—	11,458
Issuance of 46,700 common shares upon exercise of options	—	895	—	—	895	—	—	895
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	37	—	—	37	(37)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	3	—	—	3	—	1,001	1,004
Exchange of 43,331 Operating Partnership units for 43,331 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.705 per share)	—	—	(67,445)	—	(67,445)	—	—	(67,445)
Distributions to noncontrolling interests	—	—	—	—	—	(3,612)	(88)	(3,700)
Balance, September 30, 2014	$959	$801,363	$(276,218)	$(7,382)	$518,722	$27,595	$7,897	$554,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	103,068	—	103,068	5,532	(395)	108,205
Other comprehensive loss	—	—	—	(19,920)	(19,920)	(1,070)	—	(20,990)
Compensation under Incentive Award Plan	—	12,180	—	—	12,180	—	—	12,180
Issuance of 16,400 common shares upon exercise of options	—	448	—	—	448	—	—	448
Issuance of 348,844 restricted common shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Withholding of 31,532 common shares for employee income taxes	—	(1,115)	—	—	(1,115)	—	—	(1,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	461	461
Adjustment for noncontrolling interests in Operating Partnership	—	(442)	—	—	(442)	442	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Common dividends ($.810 per share)	—	—	(77,569)	—	(77,569)	—	—	(77,569)
Distributions to noncontrolling interests	—	—	—	—	—	(4,114)	(116)	(4,230)
Balance, September 30, 2015	$958	$802,638	$(256,180)	$(33,943)	$513,473	$27,207	$596	$541,276

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$108,205	$59,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,046	77,034
Amortization of deferred financing costs	1,896	1,654
Abandoned pre-development costs	—	1,596
Casualty gain	—	(329)
Gain on sale of assets and interests in unconsolidated entities	(33,941)	—
Equity in earnings of unconsolidated joint ventures	(8,302)	(6,200)
Share-based compensation expense	11,560	10,933
Amortization of debt (premiums) and discounts, net	65	(273)
Amortization (accretion) of market rent rate adjustments, net	2,124	2,250
Straight-line rent adjustments	(4,742)	(5,027)
Distributions of cumulative earnings from unconsolidated joint ventures	8,803	4,166
Changes in other assets and liabilities:
Other assets	2,197	(1,784)
Accounts payable and accrued expenses	10,117	4,854
Net cash provided by operating activities	175,028	148,506
INVESTING ACTIVITIES
Additions to rental property	(181,127)	(90,254)
Additions to investments in unconsolidated joint ventures	(31,517)	(114,476)
Net proceeds on sale of assets and interests in unconsolidated entities	58,799	—
Change in restricted cash	(42,904)	—
Proceeds from insurance reimbursements	253	1,784
Additions to non-real estate assets	(691)	(933)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,325	5,374
Additions to deferred lease costs	(5,592)	(4,109)
Net cash used in investing activities	(183,454)	(202,614)
FINANCING ACTIVITIES
Cash dividends paid	(77,569)	(67,445)
Distributions to noncontrolling interests in Operating Partnership	(4,114)	(3,612)
Proceeds from debt issuances	469,663	410,300
Repayments of debt	(373,698)	(289,381)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,115)	—
Distributions to noncontrolling interests in other consolidated partnerships	(116)	(88)
Additions to deferred financing costs	(758)	(778)
Proceeds from exercise of options	448	895
Contributions from noncontrolling interests	259	—
Net cash provided by financing activities	13,000	49,891
Effect of foreign currency rate changes on cash and cash equivalents	(788)	(200)
Net increase (decrease) in cash and cash equivalents	3,786	(4,417)
Cash and cash equivalents, beginning of period	16,875	15,241
Cash and cash equivalents, end of period	$20,661	$10,824
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Rental property
Land	$225,306	$217,994
Buildings, improvements and fixtures	2,173,499	1,947,083
Construction in progress	63,445	98,526
	2,462,250	2,263,603
Accumulated depreciation	(727,921)	(662,236)
Total rental property, net	1,734,329	1,601,367
Cash and cash equivalents	20,640	15,806
Restricted cash	42,904	—
Rental property held for sale	19,286	46,005
Investments in unconsolidated joint ventures	197,964	208,050
Deferred lease costs and other intangibles, net	130,390	140,883
Deferred debt origination costs, net	10,688	12,126
Prepaids and other assets	73,871	71,848
Total assets	$2,230,072	$2,096,085
LIABILITIES AND EQUITY
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,919 and $6,426, respectively)	$794,080	$793,574
Unsecured term loans (net of discount of $122 and $241, respectively)	267,378	267,259
Mortgages payable (including premiums of $2,469 and $3,031, respectively)	281,966	271,361
Unsecured lines of credit	195,800	111,000
Total debt	1,539,224	1,443,194
Accounts payable and accrued expenses	89,779	67,983
Deferred financing obligation	28,388	28,388
Other liabilities	31,405	32,634
Total liabilities	1,688,796	1,572,199
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at September 30, 2015 and December 31, 2014	5,093	4,828
Limited partners, 5,078,406 and 5,078,406 Class A units and 94,843,493 and 94,509,781 Class B units outstanding at September 30, 2015 and December 31, 2014, respectively	571,368	533,199
Accumulated other comprehensive loss	(35,781)	(14,791)
Total partners' equity	540,680	523,236
Noncontrolling interests in consolidated partnerships	596	650
Total equity	541,276	523,886
Total liabilities and equity	$2,230,072	$2,096,085
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Base rentals	$75,841	$69,612	$215,799	$204,748
Percentage rentals	2,625	2,634	6,896	6,632
Expense reimbursements	30,542	29,463	93,815	90,457
Management, leasing and other services	1,253	1,225	4,263	2,548
Other income	2,645	2,255	5,795	5,799
Total revenues	112,906	105,189	326,568	310,184
Expenses
Property operating	36,231	32,798	108,921	102,454
General and administrative	11,514	11,334	34,431	32,817
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
Depreciation and amortization	28,785	25,774	77,046	77,034
Total expenses	76,530	69,906	220,398	213,908
Operating income	36,376	35,283	106,170	96,276
Other income/(expense)
Interest expense	(13,933)	(13,902)	(40,110)	(43,404)
Gain on sale of assets and interests in unconsolidated entities	20,215	—	33,941	—
Other nonoperating income (expense)	89	437	(98)	560
Income before equity in earnings of unconsolidated joint ventures	42,747	21,818	99,903	53,432
Equity in earnings of unconsolidated joint ventures	3,713	2,479	8,302	6,200
Net income	46,460	24,297	108,205	59,632
Noncontrolling interests in consolidated partnerships	(21)	(42)	395	(80)
Net income available to partners	46,439	24,255	108,600	59,552
Net income available to limited partners	45,979	24,012	107,525	58,952
Net income available to general partner	$460	$243	$1,075	$600

Basic earnings per common unit
Net income	$0.46	$0.24	$1.08	$0.59
Diluted earnings per common unit
Net income	$0.46	$0.24	$1.08	$0.59

Distribution paid per common unit	$0.285	$0.240	$0.810	$0.705
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$46,460	$24,297	$108,205	$59,632
Other comprehensive income (loss)
Reclassification adjustments for amounts recognized in net income	—	(99)	—	(293)
Foreign currency translation adjustments	(10,932)	(5,194)	(18,945)	(4,546)
Changes in fair value of cash flow hedges	(1,156)	952	(2,045)	(386)
Other comprehensive income (loss)	(12,088)	(4,341)	(20,990)	(5,225)
Comprehensive income	34,372	19,956	87,215	54,407
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(21)	(42)	395	(80)
Comprehensive income attributable to the Operating Partnership	$34,351	$19,914	$87,610	$54,327
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	600	58,952	—	59,552	80	59,632
Other comprehensive loss	—	—	(5,225)	(5,225)	—	(5,225)
Compensation under Incentive Award Plan	—	11,458	—	11,458	—	11,458
Issuance of 46,700 common units upon exercise of options	—	895	—	895	—	895
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	3	—	3	1,001	1,004
Common distributions ($.705 per common unit)	(705)	(70,352)	—	(71,057)	—	(71,057)
Distributions to noncontrolling interests	—	—	—	—	(88)	(88)
Balance, September 30, 2014	$4,883	$549,380	$(7,946)	$546,317	$7,897	$554,214

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	1,075	107,525	—	108,600	(395)	108,205
Other comprehensive loss	—	—	(20,990)	(20,990)	—	(20,990)
Compensation under Incentive Award Plan	—	12,180	—	12,180	—	12,180
Issuance of 16,400 common units upon exercise of options	—	448	—	448	—	448
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 31,532 common units for employee income taxes	—	(1,115)	—	(1,115)	—	(1,115)
Contributions from noncontrolling interests	—	—	—	—	461	461
Adjustment for noncontrolling interests in consolidated partnerships	—	4	—	4	(4)	—
Common distributions ($.810 per common unit)	(810)	(80,873)	—	(81,683)	—	(81,683)
Distributions to noncontrolling interests	—	—	—	—	(116)	(116)
Balance, September 30, 2015	$5,093	$571,368	$(35,781)	$540,680	$596	$541,276

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$108,205	$59,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,046	77,034
Amortization of deferred financing costs	1,896	1,654
Abandoned pre-development costs	—	1,596
Casualty gain	—	(329)
Gain on sale of assets and interests in unconsolidated entities	(33,941)	—
Equity in earnings of unconsolidated joint ventures	(8,302)	(6,200)
Equity-based compensation expense	11,560	10,933
Amortization of debt (premiums) and discounts, net	65	(273)
Amortization (accretion) of market rent rate adjustments, net	2,124	2,250
Straight-line rent adjustments	(4,742)	(5,027)
Distributions of cumulative earnings from unconsolidated joint ventures	8,803	4,166
Changes in other assets and liabilities:
Other assets	2,397	(1,439)
Accounts payable and accrued expenses	10,965	4,758
Net cash provided by operating activities	176,076	148,755
INVESTING ACTIVITIES
Additions to rental property	(181,127)	(90,254)
Additions to investments in unconsolidated joint ventures	(31,517)	(114,476)
Net proceeds on sale of assets and interests in unconsolidated entities	58,799	—
Change in restricted cash	(42,904)	—
Proceeds from insurance reimbursements	253	1,784
Additions to non-real estate assets	(691)	(933)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,325	5,374
Additions to deferred lease costs	(5,592)	(4,109)
Net cash used in investing activities	(183,454)	(202,614)
FINANCING ACTIVITIES
Cash distributions paid	(81,683)	(71,057)
Proceeds from debt issuances	469,663	410,300
Repayments of debt	(373,698)	(289,381)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,115)	—
Distributions to noncontrolling interests in consolidated partnerships	(116)	(88)
Additions to deferred financing costs	(758)	(778)
Proceeds from exercise of options	448	895
Contributions from noncontrolling interests	259	—
Net cash provided by financing activities	13,000	49,891
Effect of foreign currency on cash and cash equivalents	(788)	(200)
Net increase (decrease) in cash and cash equivalents	4,834	(4,168)
Cash and cash equivalents, beginning of period	15,806	14,984
Cash and cash equivalents, end of period	$20,640	$10,816
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2015, we owned and operated 34 outlet centers, with a total gross leasable area of approximately 11.6 million square feet. We also had partial ownership interests in 9 outlet centers totaling approximately 2.8 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,843,493 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

For certain of these investments, we record our equity in the venture's net income or loss under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. In the event a basis difference is created between our underlying interest in the venture's net assets and our initial investment, we amortize such amount over the estimated life of the venture as a component of equity in earnings of unconsolidated joint ventures.

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

We have concluded that our Savannah and Southaven joint ventures are each considered a VIE because our voting rights are disproportionate to our economic interests and substantially all of each venture's activities either involve or are conducted on our behalf. Also, due to certain reconsideration events, we concluded during the quarter ended June 30, 2105 that our Westgate joint venture, previously considered a VIE since inception, was no longer considered a VIE.

The operating, development, leasing, and management agreements of Savannah provide that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we are not the primary beneficiary since we do not have the power to direct the significant activities that affect the economic performance of the venture, and have applied the equity method of accounting. The carrying amount of our investment in Savannah is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets and was $46.7 million as of September 30, 2015. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Savannah.

The management agreement and other contractual arrangements for Southaven give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At September 30, 2015, total assets of this venture, which is currently under construction, were $57.1 million and total liabilities were $30.2 million. The primary classification of the assets on the consolidated balance sheets are total rental property, net of $53.2 million; cash of $1.3 million and other assets of $2.6 million (including deferred lease costs and other intangibles and deferred debt origination costs) and the primary classification of the liabilities include accounts payable and accrued expenses of $15.0 million and mortgages payable of $15.2 million. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

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

In the consolidated statement of operations, we have reclassified $1.2 million and $2.5 million related to management, leasing and other services for the three and nine months ended September 30, 2014, respectively, to the caption "management, leasing and other services" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three and nine months ended September 30, 2015. In addition, we have reclassified certain amounts related to other non-operating income and expenses for the three and nine months ended September 30, 2014 to the caption "other income/(expense)" from the caption "other income" to conform to the presentation of the consolidated statement of operations for the three and nine months ended September 30, 2015.

We have revised the previously reported amounts in the consolidated statement of cash flows to reclassify approximately $2.2 million related to tax increment financing for the nine months ended September 30, 2014 to the caption "additions to rental property" from the caption "proceeds from tax increment financing" to conform to the presentation of the consolidated statement of cash flows for the nine months ended September 30, 2015. We have concluded the previously reported financial statements were not materially misstated as a result of this revision.

3. Disposition of Properties and Properties Held for Sale

In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for a gain of $20.2 million. We received net proceeds of $43.3 million of which $42.9 million is recorded in restricted cash as of September 30, 2015. The restricted cash represents the cash proceeds from property sales that are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

During the third quarter of 2015, we also entered into a contractual agreement to sell our Barstow outlet center, the sale of which closed in October 2015. The Barstow outlet center has been classified as rental property held for sale as of September 30, 2015 on the consolidated balance sheets.

The following table sets forth certain summarized information regarding the properties sold during the quarter and the property held for sale as of September 30, 2015:

Properties	Locations	Date Sold	Square Feet (in 000's)	Net Sales Price (in 000's)	Gain on Sale(in 000's)
Sold:
Kittery I and II, Tuscola, and West Branch	Kittery, ME, Tuscola, IL, and West Branch, MI	September 2015	439	$43,304	$20,215

Held For Sale:
Barstow	Barstow, CA	October 2015	171	$105,705	$86,419

The rental properties sold and held for sale did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations, thus their results of operations have remained in continuing operations.

The carrying values of the assets held for sale at September 30, 2015 and December 31, 2014 were comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Rental property, net	$17,980	$43,532
Deferred lease costs and other intangibles, net	181	757
Prepaids and other assets	1,125	1,716
Rental property held for sale	$19,286	$46,005

4. Developments of Consolidated Outlet Centers

Foxwoods

In May 2015, we opened a 312,000 square feet outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. Construction began on the outlet center in September 2013. As of September 30, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $56.2 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on their initial capital contributions from the date of contribution. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. As of September 30, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

Grand Rapids

In July 2015, we opened a 351,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. We commenced construction on the development in July 2014. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Development continues for the following consolidated outlet center as of September 30, 2015:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Southaven, Mississippi (Memphis)	320	47.5	15.2	Nov 2015

Southaven

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes. As of September 30, 2015, our partner’s equity contributions totaled approximately $461,000 and our equity contributions totaled approximately $26.5 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of September 30, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.3 million. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner.

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

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Columbus	Columbus, OH	50.0%	—	$10.2	$—
National Harbor	National Harbor, MD	50.0%	339	8.6	83.7
RioCan Canada	Various	50.0%	870	120.0	11.9
Savannah (1)	Savannah, GA	50.0%	377	46.7	85.1
Westgate	Glendale, AZ	58.0%	414	12.5	62.0
				$198.0	$242.7

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.9)	$90.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(0.5)	65.0
				$(1.4)	$155.0

As of December 31, 2014
Joint Venture	Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3	$65.0
National Harbor	National Harbor, MD	50.0%	339	9.5	83.7
RioCan Canada	Various	50.0%	870	132.5	15.7
Savannah (1)	Savannah, GA	50.0%	—	46.5	25.5
Westgate	Glendale, AZ	58.0%	381	14.3	54.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.5	—
				$208.0	$268.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)	$90.0
				$(2.2)	$90.0

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Fee:
Development and leasing	$325	$624	$1,632	$702
Loan guarantee	182	23	564	209
Management and marketing	746	578	2,067	1,637
Total Fees	$1,253	$1,225	$4,263	$2,548

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.9 million and $4.4 million as of September 30, 2015 and December 31, 2014, respectively) are amortized over the various useful lives of the related assets.

Columbus, Ohio

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. As of September 30, 2015 our equity contributions have totaled $9.8 million and our partner's equity contributions have totaled $9.8 million. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Savannah, Georgia

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened in April 2015, includes approximately 377,000 square feet. As of September 30, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions are considered preferred equity and earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned preferred equity contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. As of September 30, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of September 30, 2015, the balance on the loan was $85.1 million. The additional $15.8 million is available for construction of the approximately 42,000 square foot expansion that is currently in process. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate, Glendale, Arizona

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 414,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan is fully funded with a balance of $62.0 million. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017.

Tanger Outlets Westgate opened in November 2012 and was developed through, and is currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.
Wisconsin Dells, Wisconsin

In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2015	December 31, 2014
Assets
Land	$104,518	$102,601
Buildings, improvements and fixtures	617,732	542,501
Construction in progress, including land	33,850	104,780
	756,100	749,882
Accumulated depreciation	(53,098)	(48,233)
Total rental property, net	703,002	701,649
Cash and cash equivalents	29,745	46,917
Deferred lease costs, net	19,305	21,234
Deferred debt origination costs, net	4,403	5,995
Prepaids and other assets	14,367	12,766
Total assets	$770,822	$788,561
Liabilities and Owners' Equity
Mortgages payable	$397,715	$358,219
Accounts payable and other liabilities	29,621	70,795
Total liabilities	427,336	429,014
Owners' equity	343,486	359,547
Total liabilities and owners' equity	$770,822	$788,561

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2015	2014	2015	2014
Revenues	$27,495	$19,969	$77,648	$52,803
Expenses
Property operating	9,601	7,292	29,912	20,562
General and administrative	92	198	400	354
Abandoned development costs	—	472	—	472
Depreciation and amortization	9,003	5,831	25,381	15,369
Total expenses	18,696	13,793	55,693	36,757
Operating income	8,799	6,176	21,955	16,046
Interest expense	(2,324)	(1,316)	(6,304)	(3,925)
Other nonoperating income (expense)	4	—	17	—
Net income	$6,479	$4,860	$15,668	$12,121

The Company and Operating Partnership's share of:
Net income	$3,713	$2,479	$8,302	$6,200
Depreciation expense (real estate related)	$5,411	$3,040	$14,525	$8,048

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan. In addition, as of December 31, 2014, the Company guaranteed the Operating Partnership's obligation with respect to the mortgage assumed in connection with the acquisition of the outlet center in Ocean City, Maryland in July 2011. The Ocean City mortgage was subsequently repaid in July 2015.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company (in thousands):

	September 30, 2015	December 31, 2014
Unsecured lines of credit	$195,800	$111,000
Unsecured term loan	$250,000	$250,000
Ocean City mortgage	$—	$17,827

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2015		December 31, 2014
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$(1,123)	$300,000	$(1,276)
Senior notes	3.875%	December 2023	250,000	(3,468)	250,000	(3,732)
Senior notes	3.750%	December 2024	250,000	(1,328)	250,000	(1,418)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	43,998	3,393	45,997	3,694
Deer Park	LIBOR + 1.50%	August 2018	150,000	(924)	150,000	(1,161)
Foxwoods	LIBOR + 1.65%	December 2017	70,250	—	25,235	—
Hershey (1)	5.17%-8.00%	—	—	—	29,271	399
Ocean City (1)	5.24%	—	—	—	17,827	99
Southaven	LIBOR + 1.75%	April 2018	15,248	—	—	—
Note payable (1)	1.50%	June 2016	10,000	(122)	10,000	(241)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 1.00%	October 2017	195,800	—	111,000	—
			$1,542,796	$(3,572)	$1,446,830	$(3,636)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Hershey 3.40%, Ocean City 4.68%, and note payable 3.15%.

Certain of our properties, which had a net book value of approximately $604.1 million at September 30, 2015 and $602.7 million at December 31, 2014, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $750.0 million through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. With regard to the Southaven mortgage discussed below which is held within a consolidated VIE, we have provided to the lenders a guaranty of completion as well as a principle guaranty of 50% of the principle which may be reduced to 10% of principle based upon satisfactory completion of certain construction and performance targets. The maximum amount of the guaranty, once the mortgage is fully funded, will be approximately $30.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2015, we were in compliance with all of our debt covenants.

Ocean City Mortgage

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

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2015 are as follows (in thousands):

Calendar Year	Amount
2015	$686
2016	12,842
2017	276,558
2018	168,432
2019	253,369
Thereafter	830,909
Subtotal	1,542,796
Net discount	(3,572)
Total	$1,539,224

8. Deferred Financing Obligation

On September 30, 2015, the noncontrolling interest in our outlet center in Deer Park, New York exercised its right to require us to acquire their ownership interest in the property for $28.4 million. Closing on the transaction is scheduled to occur on January 5, 2016. The obligation to acquire its interest is recorded as a deferred financing obligation in the other liabilities section of the consolidated balance sheet.

9. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2015	December 31, 2014
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(657)	$26
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(643)	40
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(650)	29
Total		$150,000			$(1,950)	$95

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. For the three and nine months ended September 30, 2015, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Location of Reclassification from Accumulated OCI Into Income

		Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative		$(1,156)	$952	$(2,046)	$(386)

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$—	$99	$—	$293

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

10. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2015:
Liabilities:
Interest rate swaps (other liabilities)	$(1,950)	$—	$(1,950)	$—
Total liabilities	$(1,950)	$—	$(1,950)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2015	December 31, 2014
Fair value of debt	$1,608,042	$1,493,519
Recorded value of debt	1,539,224	1,443,194

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

11. Shareholders' Equity of the Company

During the nine months ended September 30, 2014, Non-Company LPs exchanged a total of 43,331 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. No Class A common limited partnership units of the Operating Partnership were exchanged during the nine months ended September 30, 2015. As of September 30, 2015, the Non-Company LPs owned 5,078,406 Class A common limited partnership units. Each Class A common limited partnership unit is exchangeable for one common share of the Company.

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

The following table sets forth the changes in outstanding partnership units for the nine months ended September 30, 2015 and September 30, 2014.

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Exchange of Class A limited partnership units	—	(43,331)	43,331	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	46,700	46,700
Balance September 30, 2014	1,000,000	5,101,681	94,898,445	100,000,126

Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Issuance of restricted units	—	—	348,844	348,844
Units issued upon exercise of options	—	—	16,400	16,400
Units withheld for employee income taxes	—	—	(31,532)	(31,532)
Balance September 30, 2015	1,000,000	5,078,406	94,843,493	99,921,899

13. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$44,075	$23,003	$103,068	$56,469
Less allocation of earnings to participating securities	(494)	(481)	(1,210)	(1,391)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$43,581	$22,522	$101,858	$55,078
Denominator
Basic weighted average common shares	94,746	93,834	94,675	93,741
Effect of notional units	—	—	—	—
Effect of outstanding options and certain restricted common shares	53	67	62	70
Diluted weighted average common shares	94,799	93,901	94,737	93,811
Basic earnings per common share:
Net income	$0.46	$0.24	$1.08	$0.59
Diluted earnings per common share:
Net income	$0.46	$0.24	$1.08	$0.59

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three and nine months ended September 30, 2015, 250,400 and 250,500 options were excluded from the computation, respectively. For the both the three and nine months ended September 30, 2014, 273,500 options were excluded from the computation. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

14. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to partners of the Operating Partnership	$46,439	$24,255	$108,600	$59,552
Less allocation of earnings to participating securities	(495)	(482)	(1,211)	(1,392)
Net income available to common unitholders of the Operating Partnership	$45,944	$23,773	$107,389	$58,160
Denominator
Basic weighted average common units	99,824	98,936	99,753	98,860
Effect of notional units	—	—	—	—
Effect of outstanding options and certain restricted common units	53	67	62	70
Diluted weighted average common units	99,877	99,003	99,815	98,930
Basic earnings per common unit:
Net income	$0.46	$0.24	$1.08	$0.59
Diluted earnings per common unit:
Net income	$0.46	$0.24	$1.08	$0.59

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and nine months ended September 30, 2015, 250,400 and 250,500 options were excluded from the computation, respectively. For the both the three and nine months ended September 30, 2014, 273,500 options were excluded from the computation.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted common shares	$2,865	$2,540	$8,362	$7,406
Notional unit performance awards	1,012	1,125	2,853	3,184
Options	117	116	345	343
Total share-based compensation	$3,994	$3,781	$11,560	$10,933

Share-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Share-based compensation expense capitalized	$217	$184	$620	$525

We withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld was 954 and 31,532 for the three and nine months ended September 30, 2015, respectively, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. No shares were withheld for the three and nine months ended September 30, 2014. Total amounts paid for the employees' tax obligation to taxing authorities was $1.1 million for the nine months ended September 30, 2015 and is reflected as a financing activity within the consolidated statements of cash flows.

16. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2015 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2015	$(21,716)	$(754)	$(22,470)	$(1,183)	$(40)	$(1,223)
Unrealized gain on foreign currency translation adjustments	(10,376)	—	(10,376)	(556)	—	(556)
Change in fair value of cash flow hedges	—	(1,097)	(1,097)	—	(59)	(59)
Balance September 30, 2015	$(32,092)	$(1,851)	$(33,943)	$(1,739)	$(99)	$(1,838)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)
Unrealized loss on foreign currency translation adjustments	(17,979)	—	(17,979)	(966)	—	(966)
Change in fair value of cash flow hedges	—	(1,941)	(1,941)	—	(104)	(104)
Balance September 30, 2015	$(32,092)	$(1,851)	$(33,943)	$(1,739)	$(99)	$(1,838)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2014	$(3,974)	$709	$(3,265)	$(222)	$(118)	$(340)
Amortization of cash flow hedges	—	(94)	(94)	—	(5)	(5)
Unrealized gain on foreign currency translation adjustments	(4,926)	—	(4,926)	(268)	—	(268)
Change in fair value of cash flow hedges	—	903	903	—	49	49
Balance September 30, 2014	$(8,900)	$1,518	$(7,382)	$(490)	$(74)	$(564)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Amortization of cash flow hedges	—	(278)	(278)	—	(15)	(15)
Unrealized gain on foreign currency translation adjustments	(4,310)	—	(4,310)	(236)	—	(236)
Change in fair value of cash flow hedges	—	(366)	(366)	—	(20)	(20)
Balance September 30, 2014	$(8,900)	$1,518	$(7,382)	$(490)	$(74)	$(564)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization of cash flow hedges	$—	$(94)	$—	$(278)	Interest expense

17. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2015 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2015	$(22,899)	$(794)	$(23,693)
Unrealized gain on foreign currency translation adjustments	(10,932)	—	(10,932)
Change in fair value of cash flow hedges	—	(1,156)	(1,156)
Balance September 30, 2015	$(33,831)	$(1,950)	$(35,781)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(14,886)	$95	$(14,791)
Unrealized loss on foreign currency translation adjustments	(18,945)	—	(18,945)
Change in fair value of cash flow hedges	—	(2,045)	(2,045)
Balance September 30, 2015	$(33,831)	$(1,950)	$(35,781)

The following table presents changes in the balances of each component of accumulated comprehensive income for the three and nine months ended September 30, 2014 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2014	$(4,196)	$591	$(3,605)
Amortization of cash flow hedges	—	(99)	(99)
Unrealized gain on foreign currency translation adjustments	(5,194)	—	(5,194)
Change in fair value of cash flow hedges	—	952	952
Balance September 30, 2014	$(9,390)	$1,444	$(7,946)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Amortization of cash flow hedges	—	(293)	(293)
Unrealized gain on foreign currency translation adjustments	(4,546)	—	(4,546)
Change in fair value of cash flow hedges	—	(386)	(386)
Balance September 30, 2014	$(9,390)	$1,444	$(7,946)

The following represents amounts reclassified out of accumulated other comprehensive income and into earnings:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization of cash flow hedges	$—	$(99)	$—	$(293)	Interest expense

18. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	September 30, 2015	September 30, 2014
Costs relating to construction included in accounts payable and accrued expenses	$33,622	$23,216

Additionally, for the nine months ended September 30, 2015 additions to rental property excludes $202,000 in equity contributions made by our noncontrolling interest partner for pre-development costs at our Southaven outlet center which is currently under development. For the nine months ended September 30, 2014, additions to rental property excludes $1.0 million in equity contributions made by our noncontrolling interest partner related to pre-development costs at our Foxwoods outlet center, which opened in May 2015.

19. New Accounting Standards

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

20. Subsequent Events

In October 2015, we closed on amendments to our unsecured lines of credit, extending the maturity, and reducing our interest rate. The maturity date of these facilities was extended from October 2017 to October 2019 with the ability to further extend the maturity date for an additional year at our option. The interest rate was reduced from LIBOR + 1.00% to LIBOR + 0.90% based on our current credit rating and the maximum borrowings to which the syndicated line could be increased through an accordion feature in certain circumstances was increased from $750.0 million to $1.0 billion. Loan origination costs associated with the amendments totaled approximately $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

At September 30, 2015, we had 34 consolidated outlet centers in 21 states totaling 11.6 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.8 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2014 to September 30, 2015:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2014		11,537	37	1,719	7
New Developments:
Charlotte	Third Quarter	—	—	398	1
Ottawa	Fourth Quarter	—	—	288	1
Expansion:
Charleston	Second Quarter	17	—	—	—
Cookstown	Fourth Quarter	—	—	149	—
Branson	Fourth Quarter	27	—	—	—
Westgate	Fourth Quarter	—	—	50	—
Park City	Fourth Quarter	21	—	—	—
Sevierville	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City	Fourth Quarter	(270)	(1)	—	—
Other		4	—	2	—
As of December 31, 2014		11,346	36	2,606	9
New Developments:
Foxwoods	Second Quarter	312	1	—	—
Savannah	Second Quarter	—	—	377	1
Grand Rapids	Third Quarter	350	1	—	—
Expansion:
Westgate	First Quarter	—	—	28	—
Disposition:
Wisconsin Dells	First Quarter	—	—	(265)	(1)
Kittery I	Third Quarter	(52)	(1)	—	—
Kittery II	Third Quarter	(25)	(1)	—	—
Tuscola	Third Quarter	(250)	(1)	—	—
West Branch	Third Quarter	(113)	(1)	—	—
Other		—	—	4	—
As of September 30, 2015		11,568	34	2,750	9

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2015. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Square	%
Location	Feet	Occupied
Deer Park, New York	749,074	95
Riverhead, New York (1)	729,734	98
Rehoboth Beach, Delaware (1)	565,707	100
Foley, Alabama	557,014	93
Atlantic City, New Jersey (1)	489,706	94
Sevierville, Tennessee (1)	448,335	100
San Marcos, Texas	441,821	98
Myrtle Beach Hwy 501, South Carolina	425,247	97
Jeffersonville, Ohio	411,776	99
Myrtle Beach Hwy 17, South Carolina (1)	402,791	99
Charleston, South Carolina	382,117	99
Pittsburgh, Pennsylvania	372,958	100
Commerce II, Georgia	371,408	97
Grand Rapids, Michigan	350,671	93
Branson, Missouri	329,861	100
Locust Grove, Georgia	321,070	100
Howell, Michigan	319,889	94
Park City, Utah	319,661	99
Mebane, North Carolina	318,910	95
Gonzales, Louisiana	318,666	100
Mashantucket, Connecticut (Foxwoods)	311,640	94
Westbrook, Connecticut	289,898	93
Williamsburg, Iowa	276,331	99
Lancaster, Pennsylvania	254,002	99
Hershey, Pennsylvania	247,500	98
Tilton, New Hampshire	245,698	98
Hilton Head II, South Carolina	206,544	95
Fort Myers, Florida	198,877	90
Ocean City, Maryland (1)	198,840	99
Terrell, Texas	177,800	97
Hilton Head I, South Carolina	177,199	97
Barstow, California	171,300	100
Blowing Rock, North Carolina	104,052	100
Nags Head, North Carolina	82,161	100
Totals	11,568,258	97	(2), (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)	Excludes the occupancy rate at our Foxwoods center and Grand Rapids center which opened during the second and third quarters of 2015, respectively, and have not yet stabilized.

(3)	Excludes the occupancy rate at our Barstow outlet center which was sold on October 5, 2015.

Unconsolidated joint venture properties	Square	%
Location	Feet	Occupied
Glendale, Arizona (Westgate) (58% owned)	413,527	100
Charlotte, North Carolina (50% owned)	397,837	99
Savannah, Georgia (50% owned)	377,286	99
Texas City, Texas (50% owned)	352,705	99
Washington D.C. (50% owned)	338,786	99
Cookstown, Ontario (50% owned)	308,803	100
Ottawa, Ontario (50% owned) (1)	284,218	97
Bromont, Quebec (50% owned)	161,449	74
Saint-Sauveur, Quebec (50% owned)	115,717	97
Total	2,750,328	97

(1)	Excludes square feet to be completed and turned over to a magnet tenant at a later date.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Nine months ended September 30, 2015 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	115	430	$31.64	$27.56	9.27	$28.67
Renewal	242	1,131	$26.54	$0.13	5.33	$26.52

	Nine months ended September 30, 2014 (3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	131	460	$32.84	$40.20	8.91	$28.33
Renewal	233	1,097	$23.18	$0.24	4.65	$23.13

(1)	Excludes Kittery, Tuscola, and West Branch outlet centers, which were sold in September 2015 and Barstow outlet center, which was sold in October 2015.

(2)
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

(3)	Excludes Lincoln City outlet center, which was sold in December 2014.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

NET INCOME
Net income increased $22.2 million in the 2015 period to $46.5 million as compared to $24.3 million for the 2014 period. The majority of this increase was due to the $20.2 million gain on the sale of our Kittery, Tuscola, and West Branch outlet centers, which were sold in September 2015. In addition, property operating revenues and property operating expenses have increased in the 2015 period due to the incremental income from four small expansions of our consolidated properties completed since January, 2014, the opening of two new consolidated centers in May and June of 2015, as well as from overall growth in the operating income of our existing properties. These increases were partially offset by an increase in property operating expenses due to the four small expansions and two new developments of our consolidated properties since January 2014, and lower operating income due to the sale of our Lincoln City outlet center in December 2014. Equity in earnings of unconsolidated joint ventures also increased in the 2015 period due to three new properties and two significant expansions completed within our unconsolidated joint ventures June of 2014, partially offset by lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture.

In the tables below, information set forth for new developments includes new centers in Grand Rapids and Foxwoods. Properties disposed includes the Lincoln City center that was sold in December of 2014. Properties disposed on September 30, 2015 have been included in existing properties for the comparable periods presented.

BASE RENTALS
Base rentals increased $6.2 million, or 9%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Change
Base rentals from existing properties	$70,638	$68,905	$1,733
Base rentals from new developments	4,329	—	4,329
Base rentals from property disposed	—	1,209	(1,209)
Termination fees	1,585	122	1,463
Amortization of above and below market rent adjustments, net	(711)	(624)	(87)
	$75,841	$69,612	$6,229

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces. and incremental income from the expansion of our Sevierville, Branson and Park City outlet centers. Base rental from new developments represent incremental base rental income from our Grand Rapids outlet center, which opened in July 2015, and our Foxwoods outlet center, which opened in May 2015.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased in the 2015 period compared to the 2014 period as a result of certain brand-wide store closures throughout our portfolio. The 2014 period did not have any significant tenant closures.

At September 30, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $6.1 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.1 million, or 4%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Change
Expense reimbursements from existing properties	$29,669	$28,762	$907
Expense reimbursements from new development	873	—	873
Expense reimbursements from property disposed	—	701	(701)
	$30,542	$29,463	$1,079

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

While most leases contain provisions requiring tenants to pay a share of our operating expenses as additional rent, the leases for our new Foxwoods outlet center require tenants to pay a single minimum contractual gross rent and, in certain cases, percentage rent. All minimum rents received are recorded as base rent and none are recorded to expense reimbursements. Expense reimbursements for new developments above represent revenue received from our new center in Grand Rapids.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $28,000, or 2%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Change
Development and leasing	$325	$624	$(299)
Loan guarantee	182	23	159
Management and marketing	746	578	168
	$1,253	$1,225	$28

PROPERTY OPERATING EXPENSES
Property operating expenses increased $3.4 million, or 10%, in the 2015 period as compared to the 2014 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Change
Property operating expenses from existing properties	$33,397	$32,011	$1,386
Property operating expenses from new developments	2,834	—	2,834
Property operating expenses from property disposed	—	787	(787)
	$36,231	$32,798	$3,433

Property operating expenses from existing properties increased primarily due an increase in non-reimbursable operating expenses and mall office operating expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $180,000, or 2%, in the 2015 period compared to the 2014 period. This increase was a result of the 2015 period including higher payroll related expenses compared to the 2014 period due to annual wage increases and the addition of new employees since October 1, 2014.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $3.0 million, or 12%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of depreciation and amortization from the 2015 and 2014 periods (in thousands):

	2015	2014	Change
Depreciation and amortization from existing properties	$26,559	$25,357	$1,202
Depreciation and amortization from new developments	2,226	—	2,226
Depreciation and amortization from property disposed	—	417	(417)
	$28,785	$25,774	$3,011

In the third quarter of 2015, we reclassified four outlet centers from held for sale to held and used and record an adjustment of approximately $1.6 million representing the depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch, outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.2 million or 50% in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Change
Equity in earnings from existing properties	$2,033	$1,354	$679
Equity in earnings from new developments	1,680	744	$936
Equity in earnings from property disposed	—	381	(381)
	$3,713	$2,479	$1,234

The increase in equity in earnings of unconsolidated joint ventures from existing properties is due to the expansions of the Westgate and Cookstown outlet centers completed during the fourth quarter of 2014. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014; the Ottawa outlet center, which opened during the fourth quarter of 2014; and the Savannah outlet center, which opened in April 2015.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

NET INCOME
Net income increased $48.6 million in the 2015 period to $108.2 million as compared to $59.6 million for the 2014 period. The majority of this increase was due to the sale of our equity interest in the Wisconsin Dells joint venture in February 2015, and the sale of our Kittery, Tuscola, and West Branch outlet centers in September 2015, which resulted in a gain of approximately $33.9 million in the aggregate. In addition, property operating revenues and property operating expenses have increased in the 2015 period due to the incremental income from four small expansions of our consolidated properties completed since January 2014, the opening of two new consolidated centers in May and June of 2015, as well as from overall growth in the operating income of our existing properties. These increases were partially offset by an increase in property operating expenses due to the four small expansions and two new developments of our consolidated properties since January 2014, and lower operating income due to the sale of our Lincoln City outlet center in December 2014. Equity in earnings of unconsolidated joint ventures also increased in the 2015 period due to three new properties and two significant expansions completed within our unconsolidated joint ventures since January 2014, partially offset by lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture. Also contributing to the increase in net income was lower interest expense incurred in the 2015 period compared to the 2014 period as a result of debt refinancings completed in 2014.

In the tables below, information set forth for new developments includes new centers in Grand Rapids and Foxwoods. Properties disposed includes the Lincoln City center that was sold in December of 2014. Properties disposed on September 30, 2015 have been included in existing properties for the comparable periods presented.

BASE RENTALS
Base rentals increased $11.1 million, or 5%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Change
Base rentals from existing properties	$207,515	$202,288	$5,227
Base rentals from new developments	5,646	—	5,646
Base rentals from property disposed	—	3,573	(3,573)
Termination fees	4,421	796	3,625
Amortization of above and below market rent adjustments, net	(1,783)	(1,909)	126
	$215,799	$204,748	$11,051

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces, and incremental income from the expansion of our Sevierville, Branson and Park City outlet centers. Base rental from new developments represent as well as incremental base rental income from our Grand Rapids outlet center, which opened in July 2015, and our Foxwoods outlet center, which opened in May 2015.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased in the 2015 period compared to the 2014 period as a result of certain brand-wide store closures throughout our portfolio. The 2014 period did not have any significant tenant closures.

At September 30, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $6.1 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.4 million, or 4%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Change
Expense reimbursements from existing properties	$91,852	$88,664	$3,188
Expense reimbursements from new developments	1,963	—	1,963
Expense reimbursements from property disposed	—	1,793	(1,793)
	$93,815	$90,457	$3,358

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

While most leases contain provisions requiring tenants to pay a share of our operating expenses as additional rent, the leases for our new Foxwoods development require tenants to pay a single minimum contractual gross rent and, in certain cases, percentage rent. All minimum rents received are recorded as base rent and none are recorded to expense reimbursements. Expense reimbursements for new developments above represent revenue received from our new development in Grand Rapids.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $1.7 million, or 67%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Increase/ (Decrease)
Development and leasing	$1,632	$702	$930
Loan guarantee	564	209	355
Management and marketing	2,067	1,637	430
	$4,263	$2,548	$1,715

The increase in fees recognized was primarily due to services we provided to the Savannah outlet center which opened in April 2015.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $6.5 million, or 6%, in the 2015 period as compared to the 2014 period.The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Change
Property operating expenses from existing properties	$103,981	$100,419	$3,562
Property operating expenses from new developments	4,940	—	4,940
Property operating expenses from property disposed	—	2,035	(2,035)
	$108,921	$102,454	$6,467

Property operating expenses from existing properties increased due to higher snow removal costs and increased mall office operating costs. Property operating expenses at new developments represents property operating expense from our Foxwoods and Grand Rapids outlet centers.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $1.6 million, or 5%, in the 2015 period compared to the 2014 period. This increase was a result of the 2015 period including higher payroll related expenses compared to the 2014 period due to annual wage increases, the addition of new employees since October 1, 2014 and higher share-based compensation expense.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2014 period, we abandoned two pre-development projects and as a result, we recorded a $1.6 million charge in the first quarter of 2014, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2015	2014	Change
Depreciation and amortization expenses from existing properties	$74,182	$75,800	$(1,618)
Depreciation and amortization expenses from new developments	2,864	—	2,864
Depreciation and amortization from property disposed	—	1,234	(1,234)
	$77,046	$77,034	$12

The decrease in depreciation and amortization from existing properties was due to construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, and which became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $3.3 million, or 8%, in the 2015 period compared to the 2014 period, due to the issuance of $250 million senior notes in November 2014 which bear an interest rate of 3.75%. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million.

In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $2.1 million or 34% in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Change
Equity in earnings from existing properties	$4,698	$4,426	$272
Equity in earnings from new developments	3,446	744	$2,702
Equity in earnings from property disposed	158	1,030	(872)
	$8,302	$6,200	$2,102

The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014; the Ottawa outlet center, which opened during the fourth quarter of 2014; and the Savannah outlet center, which opened in April 2015.

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

On October 8, 2015, the Company's Board of Directors declared a $.285 cash dividend per common share payable on November 13, 2015 to each shareholder of record on October 30, 2015, and caused a $.285 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$176,076	$148,755	$27,321
Net cash used in investing activities	(183,454)	(202,614)	19,160
Net cash provided by financing activities	13,000	49,891	(36,891)
Effect of foreign currency rate changes on cash and equivalents	(788)	(200)	(588)
Net increase (decrease) in cash and cash equivalents	$4,834	$(4,168)	$9,002

Operating Activities

In 2015, our cash provided from operating activities was positively impacted by a number of factors, including an increase in operating income throughout the consolidated portfolio from increases in base rental rates, operating income from our Foxwoods and Grand Rapids outlet centers which opened in May 2015 and July 2015, respectively, four small expansions of our consolidated properties completed during 2014, and an increase in distributions received from unconsolidated joint ventures from the new centers and expansions completed in 2014.

Investing Activities

The decrease in net cash used in investing activities is primarily due to the proceeds received from the sale of our equity interest in the joint venture that owned the Wisconsin Dells outlet center and incremental distributions received from unconsolidated joint ventures from the new centers and expansions completed in 2014.

Financing Activities

The decrease in cash provided by financing activities was primarily due to higher debt repayments, which included the repayment of the mortgage at our Hershey and Ocean City outlet centers, and an increase in the quarterly dividends paid to our common shareholders. These increases were partially offset by the higher debt requirements needed to fund the investments at both the consolidated and unconsolidated joint venture levels discussed in the investing activities section above.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2015	2014	Change
Capital expenditures analysis:
New center developments	$174,551	$65,572	$108,979
Major center renovations	1,513	14,657	(13,144)
Second generation tenant allowances	6,512	8,824	(2,312)
Other capital expenditures	9,140	14,641	(5,501)
	191,716	103,694	88,022
Conversion from accrual to cash basis	(10,589)	(13,440)	2,851
Additions to rental property-cash basis	$181,127	$90,254	$90,873

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Grand Rapids, Southaven, and Foxwoods outlet centers in the 2015 period. The 2014 period included new center development expenditures for our Grand Rapids and Foxwoods outlet centers and expansions at our Charleston, Branson, and Park City outlet centers.

•	Major center renovations in both the 2015 and 2014 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers.

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

In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in earnings or liquidity.

New Development of Consolidated Outlet Centers

The following table summarizes our development projects as of September 30, 2015:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Southaven, Mississippi (Memphis)	320	213	68.2	47.5	Nov 2015

Southaven

In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of an approximately 320,000 square foot outlet center in Southaven, Mississippi. Tanger Outlets Southaven will be located less than five miles south of Memphis, Tennessee. We currently expect the outlet center to be completed in time for a holiday 2015 opening. As of September 30, 2015, our partner’s equity contributions totaled approximately $461,000 and our equity contributions totaled approximately $26.5 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of June 30, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.3 million. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations. The outlet center is being developed through a joint venture in which we own a controlling interest and is consolidated for financial reporting purposes. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner.

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

Recently Completed Outlet Centers

Grand Rapids

In July 2015, we opened a 351,000 square foot wholly-owned outlet center near Grand Rapids. We commenced construction on the development of the center in July 2014. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Foxwoods

In May 2015, we opened a 312,000 square feet outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. Construction began on the outlet center in September 2013. As of September 30, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $56.2 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution.

In addition, each partner earns a rate of return of 10% on its initial capital contributions from the date of contribution. Our contributions have been funded with borrowings under our lines of credit and cash flow from operations. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. As of September 30, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In addition, the joint venture has a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. The balance of this loan as of September 30, 2015 was $70.3 million.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of September 30, 2015:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus, Ohio	50%	355	$267	$94.9	$19.7	2Q16

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. As of September 30, 2015 our equity contributions have totaled $9.8 million and our partner's equity contributions have totaled $9.8 million. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

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

On September 30, 2015, the noncontrolling interest in our Deer Park outlet center exercised its right to require us to acquire their ownership interest in the property for $28.4 million. Closing on the transaction is scheduled on January 5, 2016. The obligation to acquire its interest is recorded as a deferred financing obligation in the other liabilities section of the consolidated balance sheet.

From time to time, we may sell one or more outlet centers that do not meet our long-term investment criteria. In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million. We received net proceeds of $43.3 million of which $42.9 million is recorded in restricted cash as of September 30, 2015. In addition in October 2015, we sold our Barstow outlet center for net proceeds of approximately $105.7 million, which resulted in a gain of approximately $86.4 million.

The cash proceeds from these property sales, but not the cash proceeds from the sale of our ownership interest in the Wisconsin Dells joint venture, are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended. Currently, we estimate the total combined tax gains related to the sale of these five assets and the sale of our ownership interest in the Wisconsin Dells joint venture earlier in 2015 to be approximately $90 million to $100 million.  We expect we may be able to defer approximately 80% - 90% of the estimated gains.  However, the actual amount of gain deferred, if any, is dependent on a number of factors, some of which we do not control. Any proceeds not deferred are expected to be used for the payment of a special dividend, if required, with the balance used to pay down our outstanding debt balances.

Financing Arrangements

As of September 30, 2015, unsecured borrowings represented 82% of our outstanding debt and 75% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The Company guarantees the Operating Partnership's obligations under these lines. As of September 30, 2015, we had $324.2 million available under our unsecured lines of credit.

In October 2015, we closed on amendments to our unsecured lines of credit, extending the maturity, and reducing our interest rate. The maturity of these facilities was extended from October 2017 to October 2019 with the ability to further extend the maturity for an additional year at our option. The interest rate was reduced from LIBOR + 1.00% to LIBOR + 0.90% based on our current credit rating and the maximum borrowings to which the syndicated line could be increased through an accordion feature in certain circumstances was increased from $750.0 million to $1.0 billion. Loan origination costs associated with the amendments totaled approximately $2.0 million.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	50%
Total secured debt to adjusted total assets	<40%	9%
Total unencumbered assets to unsecured debt	>150%	175%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2015 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	—	$10.2
National Harbor	National Harbor, MD	50.0%	339	8.6
RioCan Canada	Various	50.0%	870	120.0
Savannah (1)	Savannah, GA	50.0%	377	46.7
Westgate	Glendale, AZ	58.0%	414	12.5
				$198.0

Charlotte(2)	Charlotte, NC	50.0%	398	$(0.9)
Galveston/Houston (2)	Texas City, TX	50.0%	353	(0.5)
				$(1.4)

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than the ownership percentage indicated above, which in this case, states our legal interest in this venture. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

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

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. As of September 30, 2015 our equity contributions have totaled $9.8 million and our partner's equity contributions have totaled $9.8 million. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Savannah

In January 2014, we announced a joint venture arrangement to develop Tanger Outlets Savannah. The center, which opened in April 2015, includes approximately 377,000 square feet. As of September 30, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions are considered preferred equity and earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter. Under the terms of the operating agreement, upon liquidation, we would receive all of our unreturned preferred equity contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. As of September 30, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of September 30, 2015, the balance on the loan was $85.1 million. The additional $15.8 million is available for construction of the approximately 42,000 square foot expansion that is currently in process. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which brought the size of the outlet center to approximately 414,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan is fully funded with a balance of $62.0 million. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017.

Tanger Outlets Westgate opened in November 2012 and was developed through, and is currently owned by, a joint venture that was formed in May 2012. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of September 30, 2015 (in millions):

Joint Venture	Total Joint Venture Debt (in millions)	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company (in millions)
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	83.7	November 2019	LIBOR + 1.65%	10.0%	8.4
RioCan Canada	11.9	May 2020	5.75%	20.2%	2.4
Savannah (2)	85.1	May 2017	LIBOR + 1.65%	17.6%	15.0
Westgate	62.0	June 2017	LIBOR + 1.75%	—%	—
	$397.7				$33.6

(1)	100% completion guaranty; 10% principal guaranty.

(2)	100% completion guaranty; $15.0 million principal guaranty.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Fee:
Development and leasing	$325	$624	$1,632	$702
Loan Guarantee	182	23	564	209
Management and marketing	746	578	2,067	1,637
Total Fees	$1,253	$1,225	$4,263	$2,548

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
FUNDS FROM OPERATIONS
Net income	$46,460	$24,297	$108,205	$59,632
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	28,428	25,425	75,984	75,909
Depreciation and amortization of real estate assets - unconsolidated joint ventures	5,411	3,040	14,525	8,048
Gain on sale of assets and interests in unconsolidated entities	(20,215)	—	(33,941)	—
Funds from operations (FFO)	60,084	52,762	164,773	143,589
FFO attributable to noncontrolling interests in other consolidated partnerships	(45)	(62)	325	(139)
Allocation of FFO to participating securities (1)	(640)	(1,045)	(1,783)	(2,858)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$59,399	$51,655	$163,315	$140,592
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,877	99,003	99,815	98,930
Dilutive funds from operations per share	$0.59	$0.52	$1.64	$1.42
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,877	99,003	99,815	98,930
Dilutive funds from operations per unit	$0.59	$0.52	$1.64	$1.42

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
ADJUSTED FUNDS FROM OPERATIONS
Funds from operations	$60,084	$52,762	$164,773	$143,589
Adjusted for non-core items:
Abandoned pre-development costs	—	—	—	1,596
Acquisition costs	—	—	—	7
Casualty gain	—	(329)	—	(329)
AFFO adjustments from unconsolidated joint ventures	—	237	—	237
Adjusted funds from operations (AFFO)	60,084	52,670	164,773	145,100
AFFO attributable to noncontrolling interests in other consolidated partnerships	(45)	(62)	325	(139)
Allocation of AFFO to participating securities (1)	(640)	(1,043)	(1,783)	(2,889)
Adjusted funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$59,399	$51,565	$163,315	$142,072
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,877	99,003	99,815	98,930
Dilutive adjusted funds from operations per share	$0.59	$0.52	$1.64	$1.44
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,877	99,003	99,815	98,930
Dilutive adjusted funds from operations per unit	$0.59	$0.52	$1.64	$1.44

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

Below is a reconciliation of income before equity in earnings of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Same Center Net Operating Income - Cash Basis
Income before equity in earnings of unconsolidated joint ventures	$42,747	$21,818	$99,903	$53,432
Interest expense	13,933	13,902	40,110	43,404
Gain on sale of assets and interests in unconsolidated entities	(20,215)	—	(33,941)	—
Other nonoperating income (expense)	(89)	(437)	98	(560)
Operating income	36,376	35,283	106,170	96,276
Adjusted to exclude:
Depreciation and amortization	28,785	25,774	77,046	77,034
Other non-property income and losses	(190)	(1,030)	(1,489)	(1,687)
Acquisition costs	—	—	—	7
Abandoned pre-development costs	—	—	—	1,596
General and administrative expenses	11,514	11,334	34,431	32,817
Non-cash adjustments and termination rents (1)	(2,356)	(907)	(6,663)	(3,718)
Non-same center NOI (2)	(5,830)	(4,356)	(11,896)	(12,194)
Same Center Net Operating Income - Cash Basis	$68,299	$66,098	$197,599	$190,131

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)
Excluded from Same Center NOI - Cash Basis: Foxwoods outlet center, which opened in May of 2015; Grand Rapids outlet center, which opened in July of 2015; Lincoln City outlet center, which was sold in December 2014; Kittery, Tuscola and West Branch outlet centers, which were sold in September 2015; and Barstow outlet center, which was sold in October 2015

ECONOMIC CONDITIONS AND OUTLOOK

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2015, we had approximately 1.5 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2015. During the first nine months of 2015, we renewed approximately 1,131,000 square feet of this space at a 22% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 430,000 square feet at a 31% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our combined base and percentage rental revenues. Accordingly, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% and 98% as of September 30, 2015 and 2014, respectively.

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

In October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of September 30, 2015, the fair value of these contracts is a liability of $1,950,000. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of September 30, 2015, approximately 35% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $5.4 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2015	December 31, 2014
Fair value of debt	$1,608,042	$1,493,519
Recorded value of debt	$1,539,224	$1,443,194

A 100 basis point increase from prevailing interest rates at September 30, 2015 and December 31, 2014 would result in a decrease in fair value of total debt of approximately $54.3 million and $58.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2015. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2015. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 3, 2015

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.