Form 10-K
period 2015-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2016-02-23
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $2,986,664,064 based on the closing price on the New York Stock Exchange for such shares on June 30, 2015.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2016 was 95,880,825.

Documents Incorporated By Reference

Part III incorporates certain information by reference from Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2016 Annual Meeting of Shareholders.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,880,825 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2015, our consolidated portfolio consisted of 34 outlet centers, with a total gross leasable area of approximately 11.7 million square feet, which were 97% occupied and contained over 2,400 stores representing approximately 400 store brands. We also had partial ownership interests in 9 unconsolildated outlet centers totaling approximately 2.7 million square feet, including 4 outlet centers in Canada.

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

As of December 31, 2015, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 95,880,825 units of the Operating Partnership and the Non-Company LPs collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

New Development of Consolidated Outlet Centers

Foxwoods

In May 2015, we opened an approximately 312,000 square foot outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $58.8 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on their initial capital contributions from the date of contribution. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In December 2014, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. As of December 31, 2015, the balance on the loan was $70.3 million.

Grand Rapids

In July 2015, we opened an approximately 352,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Southaven

In November 2015, we opened an approximately 320,000 square foot outlet center in Southaven, Mississippi. In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of Tanger Outlets Southaven, which is located less than five miles south of Memphis, Tennessee. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $461,000 and our equity contributions totaled approximately $26.5 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of December 31, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.3 million.

Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 50%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option. As of December 31, 2015, the balance on the loan was $45.8 million.

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida. The outlet center is expected to be approximately 352,000 square feet and to open by Holiday 2016.

Unconsolidated Real Estate Joint Ventures

Westgate

In November 2012, we opened our Westgate outlet center, located in Glendale, Arizona, which was developed through, and currently owned by, a joint venture that was formed in May 2012.

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which upon completion increased the total square feet of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan is fully funded with a balance of $62.0 million as of December 31, 2015. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017.

Savannah

In April 2015, we opened an approximately 377,000 square foot outlet center in Savannah, Georgia. As of December 31, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions are considered preferred equity and earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned preferred equity contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of December 31, 2015, the balance on the loan was $89.5 million. The additional $11.4 million is available for construction of the approximately 42,000 square foot expansion that is currently in process.

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on a 350,000 square foot outlet center in Columbus, Ohio. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. The construction of the center is currently being funded with equity contributions from the partners. As of December 31, 2015, we and our partner had each contributed $20.6 million to fund development activities.

Dispositions of Consolidated Outlet Centers and sale of our Interest in an Unconsolidated Outlet Center

Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the outlet center located in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Kittery I&II, Tuscola, West Branch, and Barstow

During 2015, we sold five outlet centers for net proceeds of approximately $149.1 million, and recognized a gain of approximately $106.7 million. The outlet centers were located in Kittery, Maine (two centers); Tuscola, Illinois; West Branch, Michigan; and Barstow, California.

As of December 31, 2015, approximately $121.3 million of these proceeds were held by a qualified intermediary and thus have been classified as restricted cash on our consolidated balance sheets. During January 2016, we used a portion of these proceeds along with amounts under our unsecured lines of credit:

•
To repay a $150.0 million floating rate mortgage loan and a $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot outlet center in Deer Park, New York. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the asset sales for tax purposes.

•	To pay a special dividend to our share and unit holders of $0.21 per share on January 15, 2016.

We plan on investing the remaining sales proceeds, totaling approximately $16.8 million, in qualified replacement property, including the ongoing construction of our wholly-owned new outlet center development project in Daytona Beach.

Fort Myers

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. We estimate the gain to be recognized in the first quarter of 2016 to be approximately $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

From time to time, we may sell one or more outlet centers or joint venture interests that do not meet our long-term investment criteria. We have not entered into a binding contract and have not obtained approval from our Board of Directors to sell any additional outlet centers or joint venture interests, thus we can give no assurance that any additional sales will be completed.

Financing Transactions

Deer Park

In connection with the acquisition of the Deer Park property in 2013, we and the noncontrolling interest entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we had the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. On September 30, 2015, the noncontrolling interest in our Deer Park outlet center exercised its right to require us to acquire its ownership interest. As of December 31, 2015, the obligation to acquire its interest was recorded as a deferred financing obligation in the other liabilities section of our consolidated balance sheet. The transaction closed on January 5, 2016.

Extension of Unsecured Lines of Credit

We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. In October 2015, we closed on amendments to our unsecured lines of credit, extending the maturity and reducing our interest rate. The maturity date of these facilities was extended from October 2017 to October 2019 with the ability to further extend the maturity date for an additional year at our option. The interest rate was reduced from LIBOR + 1.00% to LIBOR + 0.90% based on our current credit rating and the maximum borrowings to which the syndicated line could be increased through an accordion feature in certain circumstances was increased from $750.0 million to $1.0 billion. Loan origination costs associated with the amendments totaled approximately $2.0 million.

Board of Directors and Management Changes

In October 2015, our Board of Directors, upon recommendation of the Board's Nominating and Corporate Governance Committee, voted to expand, effective January 1, 2016, the number of positions on the Company's board of directors from eight to nine and elected David B. Henry as a director to fill the vacancy, effective January 1, 2016. Mr. Henry is the recently retired Vice Chairman of the Board of Directors and Chief Executive Officer of Kimco Realty Corporation. Mr. Henry will serve as a director until the next annual meeting of shareholders or until his successor is elected and qualified.

In October 2015, Frank C. Marchisello, Jr., the Executive Vice President and Chief Financial Officer of the Company and the Vice President and Treasurer of the Operating Partnership, notified us that he will retire, effective May 20, 2016. James F. Williams, the Senior Vice President and Chief Accounting Officer of the Company and the Vice President and Assistant Treasurer of the Operating Partnership will succeed Mr. Marchisello as the Chief Financial Officer of the Company and the Vice President and Treasurer of the Operating Partnership effective May 20, 2016.

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

As one of the original participants in this industry, we have established long-standing relationships with many of our tenants that we believe is critical in developing and operating successful outlet centers.

Our consolidated outlet centers range in size from 82,161 to 749,074 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 400 different well-known, upscale, national designer or brand name concepts, such as American Eagle Outfitters, Banana Republic Factory Store, Barneys New York, Brooks Brothers,  Calvin Klein,  Coach, Gap Outlet, Giorgio Armani, Hugo Boss Factory Store, J. Crew, Kate Spade New York, Lululemon Athletica, Michael Kors, Nike Factory Store, North Face, Polo Ralph Lauren Factory Store, Saks Fifth Avenue Off 5th,  Tommy Hilfiger, Under Armour, Victoria’s  Secret, Vineyard Vines and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2015, 2014 or 2013. As of December 31, 2015, no single tenant accounted for more than 7.5% of our leasable square feet or 6.0% of our combined base and percentage rental revenues. Because many of our tenants are large, multinational manufacturers or retailers, we generally do not experience material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2015. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of our total revenues in 2015.

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

We have had a solid track record of success in the outlet industry for the past 35 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2015, our consolidated outlet centers were 97% occupied with average tenant sales of $395 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

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

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 35 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unit holders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2016.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2019 when our next significant debt maturity occurs. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new outlet center. Our outlet centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls, full-and off-price retailers and to a certain extent e-commerce retailers. However, we believe that the majority of our customers visit outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full-and off-price retailers and e-commerce retailers are often unable to provide such a variety of name-brand products at attractive prices.

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

Financial Information

As of December 31, 2015, and 2014, we had one reportable operating segment. For financial information regarding our segment, see our Consolidated Financial Statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located as well as a regional office in Miami, Florida.

As of February 1, 2016, we maintain offices and employ on-site managers at 37 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Employees

As of February 1, 2016, we had 291 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 37 business offices. At that date, we also employed 334 part-time employees at various locations.

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

Dispositions may not achieve anticipated results.

From time to time, we may strategically dispose of assets with the goal of improving the overall performance of our core portfolio. However, we may not achieve the results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results, there is a potential for a significant adverse impact on our returns and our overall profitability.

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

Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect our financial condition and results of operations.

Terrorist attacks and threats of terrorist attacks, whether in the United States, Canada or elsewhere, or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties.

Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss. In addition, these acts and threats might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, impair the ability of tenants to meet their obligations under their existing leases, and limit our access to capital or increase our cost of raising capital.

Risks Related to our Business

Our earnings and therefore our profitability are entirely dependent on rental income from real property.

Substantially all of our income is derived from rental income from real property. Our income and funds for distribution would be adversely affected if rental rates at our centers decrease, if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our outlet centers on economically favorable lease terms. In addition, the terms of outlet store tenant leases traditionally have been significantly shorter than in other retail segments. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that we will be able to re-lease space on economically favorable terms.

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

Consumer spending habits may change.

Shoppers may choose to spend a greater percentage of their disposable income to purchase goods through e-commerce or other retail channels, which could reduce the number of trips to our outlet centers and the average amount spent per visit. Such a change in consumer spending habits could adversely affect the results of operations of our retail tenants and adversely impact our percentage rents and ability to renew and release space at favorable rental rates.

Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2015, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in four properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.
Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of key personnel could have a material adverse effect on the securities markets' view of our prospects and materially harm our business. Also, our continued success and the achievement of our expansion goals are dependent upon our ability to attract and retain additional qualified employees as we expand.

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

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. A default by a joint venture under its debt obligations may expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

As of February 1, 2016, our consolidated portfolio consisted of 33 outlet centers totaling 11.5 million square feet located in 20 states. We own interests in nine other outlet centers totaling approximately 2.7 million square feet through unconsolidated joint ventures, including four outlet centers in Canada. Our consolidated outlet centers range in size from 82,161 to 749,074 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2015. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2015. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of February 1, 2016, of the 33 outlet centers in our consolidated portfolio, we own the land underlying 26 and have ground leases on seven. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2019	2039
Mashantucket, CT (Foxwoods)	8.1	2040	2090
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2016:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,598,375	14
New York	2	1,478,808	13
Pennsylvania	3	874,460	7
Georgia	2	692,478	6
Michigan	2	671,877	6
Texas	2	643,497	6
Connecticut	2	601,512	5
Delaware	1	565,707	5
Alabama	1	557,014	5
North Carolina	3	505,123	4
New Jersey	1	489,706	4
Tennessee	1	448,335	4
Ohio	1	411,776	3
Mississippi	1	320,334	3
Missouri	1	329,861	3
Utah	1	319,661	3
Louisiana	1	318,666	3
Iowa	1	276,331	2
New Hampshire	1	245,698	2
Maryland	1	198,840	2
Total	33	11,548,059	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2016. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	749,074	94
Riverhead, New York (1)	100	729,734	98
Rehoboth Beach, Delaware (1)	100	565,707	98
Foley, Alabama	100	557,014	94
Atlantic City, New Jersey (1) (4)	99	489,706	91
San Marcos, Texas	100	465,697	98
Sevierville, Tennessee (1)	100	448,335	99
Myrtle Beach Hwy 501, South Carolina	100	425,247	95
Jeffersonville, Ohio	100	411,776	99
Myrtle Beach Hwy 17, South Carolina (1)	100	402,797	99
Charleston, South Carolina	100	382,117	99
Pittsburgh, Pennsylvania	100	372,958	100
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	351,988	94
Branson, Missouri	100	329,861	99
Locust Grove, Georgia	100	321,070	99
Southaven, Mississippi (2) (4)	50	320,334	96
Howell, Michigan	100	319,889	92
Park City, Utah	100	319,661	100
Mebane, North Carolina	100	318,910	99
Gonzales, Louisiana	100	318,666	99
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	94
Westbrook, Connecticut	100	289,898	94
Williamsburg, Iowa	100	276,331	96
Lancaster, Pennsylvania	100	254,002	96
Hershey, Pennsylvania	100	247,500	99
Tilton, New Hampshire	100	245,698	97
Hilton Head II, South Carolina	100	206,544	95
Ocean City, Maryland (1)	100	198,840	79
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,052	100
Nags Head, North Carolina	100	82,161	97
Total		11,548,059	97	(3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Foxwoods, Grand Rapids and Southaven centers which opened during the second, third and fourth quarters of 2015, respectively, and have not yet stabilized.

(4)	Property encumbered by mortgage. See note 9 to the consolidated financial statements for further detail of our debt obligations.

Location	Legal Ownership %		Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina	50		397,836	98
Glendale, Arizona (Westgate)	58		410,664	96
Texas City, Texas (Galveston/Houston)	50		352,705	99
Savannah, Georgia	50	(1)	377,286	98
National Harbor, Maryland	50		338,786	99
Cookstown, Ontario	50		308,745	99
Ottawa, Ontario(2)	50		284,244	97
Bromont, Quebec	50		161,449	75
Saint-Sauveur, Quebec	50		115,771	97
Total			2,747,486	96

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Tanger Ownership column, which states our legal interest in this venture. As of February 1, 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(2)	Excludes square feet to be completed and turned over to an anchor tenant at a later date.

Lease Expirations

The following table sets forth, as of February 1, 2016, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's)(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's)(2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2016	194	785	$23.01	$18,061	7
2017	308	1,396	22.37	31,233	12
2018	328	1,560	25.39	39,613	16
2019	224	1,002	27.11	27,163	10
2020	243	1,385	21.30	29,507	11
2021	208	1,088	21.85	23,771	9
2022	136	528	30.72	16,221	6
2023	143	634	26.02	16,498	6
2024	129	521	32.74	17,057	6
2025	249	1,070	28.46	30,452	11
2026 and after	102	716	23.46	16,796	6
	2,264	10,685	$24.93	$266,372	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 863,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Based on current market base rental rates, we believe we will achieve overall positive increases in our average base rental income for leases expiring in 2016. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels, if at all.

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2015	2014	2013	2012	2011
Occupancy	97%	98%	99%	99%	99%
Average annual base rent per square foot (1)	$25.19	$23.78	$22.98	$21.94	$21.05

(1)	Average annual base rent per square foot is calculated on a straight-line basis including the effects of inducements and rent concessions.

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet (in 000's)	% of Total Outlet Center Square Feet (1)	Square Feet (in 000's)	% of Expiring Square Feet
2015(2)	1,532	13	1,282	84
2014(3)	1,613	14	1,241	77
2013	1,950	18	1,574	81
2012	1,814	17	1,536	85
2011	1,771	18	1,459	82

(1)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

(2)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(3)	Excludes the Lincoln City outlet center, which was sold in 2014.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2015(2)	1,282	$21.77	$26.06	20	444	$24.33	$31.48	29
2014(3)	1,241	19.97	23.38	17	470	24.20	32.93	36
2013	1,574	20.09	23.96	19	510	22.19	30.57	38
2012	1,536	18.70	21.75	16	450	20.60	31.72	54
2011	1,459	18.16	20.54	13	548	18.82	28.24	50

(1)
The square footage released to new tenants for 2015, 2014, 2013, 2012, and 2011 contains 149,440, 207,000, 224,000, 137,000, and 172,000, respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(3)	Excludes the Lincoln City outlet center, which was sold in 2014.

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is low relative to other forms of retail distribution. The following table sets forth for tenants that report sales, for each of the last five calendar years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our consolidated outlet centers:

Year	Occupancy Costs as a % of Tenant Sales
2015	9.3
2014	8.9
2013	8.6
2012	8.4
2011	8.4

Tenants
The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2016:

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	24	359,562	3.1
GAP	30	283,451	2.5
Banana Republic	29	240,855	2.1
	83	883,868	7.7
Ascena Retail Group, Inc.:
Dress Barn	27	221,026	1.9
Loft	27	180,985	1.6
Ann Taylor	20	131,294	1.1
Lane Bryant	22	115,526	1.0
Justice	26	111,229	1.0
Maurice's	10	48,461	0.4
Dress Barn Woman	1	3,600	*
	133	812,121	7.0
Nike, Inc.:
Nike	25	353,096	3.1
Converse	10	32,625	0.3
Hurley	1	2,133	*
	36	387,854	3.4
PVH Corp.:
Tommy Hilfiger	28	203,984	1.8
Van Heusen	21	86,122	0.7
Calvin Klein, Inc.	11	71,119	0.6
Tommy Kids	1	3,090	*
	61	364,315	3.1
V. F. Corporation:
VF Outlet	11	204,570	1.8
Nautica	11	56,630	0.5
Timberland	8	41,426	0.4
The North Face	2	16,219	0.1
Vans	4	13,000	0.1
	36	331,845	2.9
Ralph Lauren Corporation:
Polo Ralph Lauren	26	276,845	2.4
Polo Children	5	24,909	0.2
Polo Ralph Lauren Big & Tall	3	15,262	0.1
Lauren Ralph Lauren	1	6,250	0.1
	35	323,266	2.8
G-III Apparel Group, Ltd.:
Bass	30	177,768	1.5
Wilson's Leather	34	128,388	1.1
	64	306,156	2.6
Carter's Inc.:
Carter's	29	131,534	1.1
OshKosh B'Gosh	28	122,825	1.1
	57	254,359	2.2
Adidas AG:
Reebok	18	134,970	1.2
Adidas	17	110,504	1.0
Taylor Made	1	3,000	*
	36	248,474	2.2
Hanes Brands:
Hanesbrands	30	192,894	1.7
Maidenform	7	15,337	0.1
Champion	2	8,640	0.1
	39	216,871	1.9

Total of all tenants listed in table	580	4,129,129	35.8
* Less than 0.1%.

Significant Properties

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues. In August 2013, we acquired an additional one-third ownership interest in the property, bringing our total ownership to a two-thirds interest, and then restructured certain aspects of the remaining one-third ownership of the property, the effects of which gave us a controlling ownership interest. With the acquisition of a controlling ownership interest, we have consolidated Deer Park in our balance sheet and statements of operations since the acquisition date. Previously, Deer Park was reported within our unconsolidated portfolio of properties.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2015, 2014, and 2013:

Deer Park	Square Feet	2015	2014	2013
Outlet Center Occupancy	749,074	95%	95%	95%

Average base rental rates per weighted average square foot (1)		$30.34	$29.45	$29.73

(1)	Note that outlet center was acquired during August 2013. Represents average base rental rates per weighted average square foot since the acquisition date.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2015 amounted to $4.4 million. Real estate taxes for 2016 are estimated to be approximately $4.9 million.

The following table sets forth, as of February 1, 2016, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2016	11	47	$33.36	$1,568	7
2017	4	11	25.73	283	2
2018	26	144	33.21	4,782	23
2019	24	136	38.74	5,269	25
2020	3	13	43.85	570	3
2021	3	11	43.45	478	2
2022	3	13	37.23	484	2
2023	7	54	21.15	1,142	5
2024	7	29	36.83	1,068	5
2025	6	26	20.65	537	3
2026 and thereafter	5	194	24.51	4,755	23
Total	99	678	$30.88	$20,936	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 71,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2016, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Not applicable.

Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	67	Director, President and Chief Executive Officer
Frank C. Marchisello, Jr.	57	Executive Vice President - Chief Financial Officer
Thomas E. McDonough	58	Executive Vice President - Chief Operating Officer
Chad D. Perry	44	Executive Vice President - General Counsel and Secretary
Carrie A. Geldner	53	Senior Vice President - Chief Marketing Officer
Manuel O. Jessup	60	Senior Vice President - Human Resources
Lisa J. Morrison	56	Senior Vice President - Leasing
Virginia R. Summerell	57	Senior Vice President of Finance - Treasurer and Assistant Secretary
James F. Williams	51	Senior Vice President - Chief Accounting Officer
Charles A. Worsham	44	Senior Vice President - Construction and Development

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

James F. Williams. Mr. Williams was named Senior Vice President - Chief Accounting Officer in March 2013. Mr. Williams joined the Company in September 1993, was named Controller in January 1995 and was also named Assistant Vice President in January 1997, Vice President in April 2004, and Senior Vice President in February 2006. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen LLP from 1987 to 1991. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

Charles A. Worsham. Mr. Worsham was named Senior Vice President - Construction and Development in May 2014 and previously held the position of Vice President - Development since April 2011. Prior to joining the Company, Mr. Worsham was employed by DDR, Corp. for 8 years where he served as Vice President of Development from 2006 to 2010 and Development Director from 2003 to 2006 with a focus on executing  the redevelopment and expansion program. From 1999 to 2003, Mr. Worsham served as Real Estate and Development Manager for Intown Suites where he managed the development of hotel properties in various geographic regions. His major responsibilities include implementing the Company’s real estate development program and oversight of construction personnel. Mr. Worsham is a graduate of Tennessee Technological University and holds an MBA degree in Real Estate from Georgia State University.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

2015	High	Low	Common Dividends Paid	Special Dividends
First Quarter	$40.80	$33.79	$0.2400	$—
Second Quarter	36.26	31.65	0.2850	—
Third Quarter	33.93	30.30	0.2850	—
Fourth Quarter	36.10	31.55	0.2850	0.2100	(1)
Year 2015	$40.80	$30.30	$1.0950	$0.2100

2014	High	Low	Common Dividends Paid	Special Dividends
First Quarter	$35.38	$31.86	$0.2250	$—
Second Quarter	36.77	34.73	0.2400	—
Third Quarter	35.94	32.39	0.2400	—
Fourth Quarter	37.96	32.53	0.2400	—
Year 2014	$37.96	$31.86	$0.9450	$—

(1)	Paid on January 15, 2016 to holders of record on December 31, 2015.

Holders

As of February 1, 2015, there were approximately 429 common shareholders of record.

Share Repurchases

For certain restricted common shares that vested during December 2015 and 2014, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were 31,863 and 412,239 for 2015 and 2014, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. On January 15, 2016, we paid a special dividend to our common shareholders of record on December 31, 2015 in order to ensure we distributed substantially all of our 2015 taxable income to our shareholders.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2015, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
Tanger Factory Outlet Centers, Inc.
SNL US REIT Equity
SNL US REIT Retail

		Period Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tanger Factory Outlet Centers, Inc.	100.00	117.96	141.31	135.64	160.85	147.74
SNL US REIT Equity	100.00	108.33	130.25	135.11	172.25	177.01
SNL US REIT Retail	100.00	110.21	141.43	145.89	186.47	194.13

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2015, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 95,880,825 units of the Operating Partnership and the Non-Company LPs owned 5,052,743 units. We made distributions per common unit during 2015 and 2014 as follows:

	2015	2014
First Quarter	$0.240	$0.225
Second Quarter	0.285	0.240
Third Quarter	0.285	0.240
Fourth Quarter	0.285	0.240
Dividends per unit	$1.095	$0.945
Special dividends per unit (1)	0.210	—
Total dividends per unit	$1.305	$0.945

(1)	Paid on January 15, 2016 to holders of record on December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2015	2014	2013	2012	2011
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues	$439,369	$418,558	$384,819	$357,002	$315,203
Operating income	144,461	131,863	127,705	109,590	97,915
Net income(1)(2)(3)	222,168	78,152	113,321	56,476	50,989
Net income available to common shareholders(1)(2)(3)	208,792	72,139	106,431	52,444	43,957
SHARE DATA
Basic:
Net income available to common shareholders(1)(2)(3)	$2.20	$0.77	$1.14	$0.57	$0.53
Weighted average common shares	94,698	93,769	93,311	91,733	83,000
Diluted:
Net income available to common shareholders(1)(2)(3)	$2.20	$0.77	$1.13	$0.57	$0.52
Weighted average common shares	94,759	93,839	94,247	92,661	84,129
Common dividends (4)	$1.3050	$0.9450	$0.8850	$0.8300	$0.7938
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,513,217	$2,263,603	$2,249,819	$1,947,352	$1,916,045
Total assets	2,326,707	2,097,660	2,006,456	1,678,800	1,633,273
Debt	1,563,806	1,443,194	1,328,049	1,093,537	1,025,542
Total equity	606,032	523,886	557,595	513,875	528,432
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$220,755	$188,771	$187,486	$165,750	$135,994
Investing activities	(221,827)	(188,588)	(174,226)	(147,909)	(361,076)
Financing activities	6,854	1,977	(7,072)	(15,415)	227,218
OTHER DATA
Square feet open:
Consolidated	11,746	11,346	11,537	10,737	10,724
Partially-owned (unconsolidated)	2,747	2,606	1,719	2,156	1,110
Number of outlet centers:
Consolidated	34	36	37	36	36
Partially-owned (unconsolidated)	9	9	7	7	3

(1)
For the year ended December 31, 2015, income from continuing operations and net income include a gain of approximately $120.4 million on the sale of our equity interest in the Wisconsin Dells joint venture and on the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(2)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(3)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

(4)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record on December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2015	2014	2013	2012	2011
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues	$439,369	$418,558	$384,819	$357,002	$315,203
Operating income	144,461	131,863	127,705	109,590	97,915
Net income(1)(2)(3)	222,168	78,152	113,321	56,476	50,989
Net income available to common unitholders(1)(2)(3)	220,118	76,175	112,071	55,711	50,313
UNIT DATA
Basic:
Net income available to common unitholders(1)(2)(3)	$2.21	$0.77	$1.14	$0.57	$0.53
Weighted average common units	99,777	98,883	98,193	97,677	94,892
Diluted:
Net income available to common unitholders(1)(2)(3)	$2.20	$0.77	$1.13	$0.57	$0.52
Weighted average common units	99,838	98,953	99,129	98,605	96,021
Common distributions (4)	$1.3050	$0.9450	$0.8850	$0.8300	$0.7938
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,513,217	$2,263,603	$2,249,819	$1,947,352	$1,916,045
Total assets	2,326,036	2,096,085	2,005,950	1,678,326	1,632,921
Debt	1,563,806	1,443,194	1,328,049	1,093,537	1,025,542
Total equity	606,032	523,886	557,595	513,875	528,432
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$221,818	$187,959	$187,269	$165,738	$136,053
Investing activities	(221,827)	(188,588)	(174,226)	(147,909)	(361,076)
Financing activities	6,854	1,977	(7,072)	(15,415)	227,218
OTHER DATA
Consolidated	11,746	11,346	11,537	10,737	10,724
Partially-owned (unconsolidated)	2,747	2,606	1,719	2,156	1,110
Number of outlet centers:
Consolidated	34	36	37	36	36
Partially-owned (unconsolidated)	9	9	7	7	3

(1)
For the year ended December 31, 2015, income from continuing operations and net income include a gain of approximately $120.4 million on the sale of our equity interest in the Wisconsin Dells joint venture and on the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(2)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(3)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013, and the consolidation of Deer Park into our financial statements.

(4)	For the year ended December 31, 2015, common distributions include a special dividend paid on January 15, 2016 to holders of record on December 31, 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

As of December 31, 2015, we had 34 consolidated outlet centers in 21 states totaling 11.7 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.7 million square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2013 to December 31, 2015:

Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Consolidated Outlet Center Square Feet (in thousands)	Unconsolidated Joint Venture Outlet Center Square Feet (in thousands)	Number of Consolidated Outlet Centers	Number of Unconsolidated Outlet Centers
As of January 1, 2013		10,737	2,156	36	7
New Developments:
National Harbor	Fourth Quarter	—	336	—	1
Expansion:
Gonzales	First and Second Quarter	40	—	—	—
Sevierville	Third Quarter	19	—	—	—
Acquisition/(Disposition):
Deer Park	Third Quarter	742	(742)	1	(1)
Deer Park Warehouse			(29)
Other		(1)	(2)	—	—
As of December 31, 2013		11,537	1,719	37	7
New Developments:
Charlotte	Third Quarter	—	398	—	1
Ottawa	Fourth Quarter	—	288	—	1
Expansion:
Charleston	Second Quarter	17	—	—	—
Cookstown	Fourth Quarter	—	149	—	—
Branson	Fourth Quarter	27	—	—	—
Westgate	Fourth Quarter	—	50	—	—
Park City	Fourth Quarter	21	—	—	—
Sevierville	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City	Fourth Quarter	(270)	—	(1)	—
Other		4	2	—	—
As of December 31, 2014		11,346	2,606	36	9
New Developments:
Foxwoods	Second Quarter	312	—	1	—
Savannah	Second Quarter	—	377	—	1
Grand Rapids	Third Quarter	352	—	1	—
Southaven	Fourth Quarter	320	—	1	—
Expansion:
Westgate	First Quarter	—	28	—	—
San Marcos	Fourth Quarter	24	—	—	—
Disposition:
Wisconsin Dells	First Quarter	—	(265)	—	(1)
Kittery I	Third Quarter	(52)	—	(1)	—
Kittery II	Third Quarter	(25)	—	(1)	—
Tuscola	Third Quarter	(250)	—	(1)	—
West Branch	Third Quarter	(113)	—	(1)	—
Barstow	Fourth Quarter	(171)	—	(1)	—
Other		3	1	—	—
As of December 31, 2015		11,746	2,747	34	9

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

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2015 and 2014, respectively:

	2015(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	119	444	$31.48	$28.82	9.22	$28.35
Renewal	278	1,282	26.06	0.11	5.04	26.04

	2014 (2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	134	470	$32.93	$39.39	9.02	$28.56
Renewal	275	1,241	23.38	0.21	4.47	23.33

(1)	Excludes Kittery I & II, Tuscola, West Branch and Barstow outlet centers which were sold in 2015.

(2)	Excludes Lincoln City outlet center which was sold in 2014.

(3)
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

Results of Operations

2015 Compared to 2014

Net Income
Net income increased $144.0 million in the 2015 period to $222.2 million as compared to $78.2 million for the 2014 period. The majority of this increase was due to gains from the sale of our equity interest in the Wisconsin Dells joint venture, and the sales of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers, which resulted in gains totaling approximately $120.4 million. In addition, net income increased in the 2015 period primarily due to:

•	incremental operating income from the opening of three new consolidated centers in 2015 and four small expansions of our consolidated properties completed since January 2014,

•	the overall growth in the operating income of our existing properties,

•	an increase in equity in earnings of unconsolidated joint ventures due to three new properties and two significant expansions completed within our unconsolidated joint ventures since January 2014, and

•	lower interest expense incurred in the 2015 period compared to the 2014 period as a result of debt refinancings completed in 2014.

Offsetting some of the increases to net income include:

•	lower operating income in 2015 due to the sale of our Lincoln City outlet center in December 2014 as well as the sales of the other outlet centers listed above in 2015, and,

•	lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture.

In the tables below, information set forth for new developments includes our Foxwoods, Grand Rapids, and Southaven outlet centers, which opened in May 2015, July 2015, and November 2015, respectively. Properties disposed includes the Lincoln City outlet center that was sold in December 2014, the Kittery I & II, Tuscola, and West Branch outlet centers sold in September 2015 and the Barstow outlet center sold in October 2015.

Base Rentals
Base rentals increased $15.2 million, or 6%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Increase/ (Decrease)
Base rentals from existing properties	$266,317	$259,672	$6,645
Base rentals from new developments	11,656	—	11,656
Base rentals from properties disposed	9,145	16,253	(7,108)
Termination fees	4,576	1,310	3,266
Amortization of above and below market rent adjustments, net	(2,006)	(2,755)	749
	$289,688	$274,480	$15,208

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals, incremental rents from re-tenanting vacant spaces, and incremental income from the expansion of our Sevierville, Branson, Park City and San Marcos outlet centers.

Termination fees, which are generally based on the lease term remaining at the time of termination, increased in the 2015 period compared to the 2014 period as a result of certain brand-wide store closures throughout our portfolio. The 2014 period did not have any significant tenant closures.

At December 31, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset totaling approximately $5.9 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

Percentage Rentals
Percentage rentals decreased $150,000, or 1%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2015	2014	Increase/ (Decrease)
Percentage rentals from existing properties	$9,111	$8,679	$432
Percentage rentals from new developments	45	—	45
Percentage rentals from properties disposed	1,001	1,628	(627)
	$10,157	$10,307	$(150)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The increase in percentage rentals from existing properties is due to higher sales volume for certain existing tenants and also due to certain new tenants added to the existing properties whose sales exceeded their contractual break point. Reported tenant comparable sales for our consolidated properties for the year ended December 31, 2015 of $395 per square foot were flat compared to the year ended December 31, 2014. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense Reimbursements
Expense reimbursements increased $3.9 million, or 3%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2015	2014	Increase/ (Decrease)
Expense reimbursements from existing properties	$118,434	$114,988	$3,446
Expense reimbursements from new developments	4,005	—	4,005
Expense reimbursements from properties disposed	4,029	7,544	(3,515)
	$126,468	$122,532	$3,936

Expense reimbursements, which represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses, generally fluctuate consistently with the reimbursable property operating expenses to which they relate. See "Property Operating Expenses" below for a discussion of the increase in property operating expenses.

Most, but not all, leases contain provisions requiring tenants to pay a share of our operating expenses as additional rent. However, substantially all of the leases for our new Foxwoods outlet center, which opened in May 2015, require tenants to pay a single minimum contractual gross rent and, in certain cases, percentage rent; thus, all minimum rents received for the Foxwoods outlet center are recorded as base rent and none are recorded to expense reimbursements.

Management, Leasing and Other Services
Management, leasing and other services increased $1.8 million, or 51%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2015	2014	Increase/ (Decrease)
Development and leasing	$1,827	$725	$1,102
Loan guarantee	746	463	283
Management and marketing	2,853	2,403	450
	$5,426	$3,591	$1,835

The increase in fees recognized was due to the increase in the number of unconsolidated joint ventures for which we provide services in the 2015 period compared to the 2014 period. The majority of the increases was due to fees from the Savannah outlet center which opened in April 2015.

Other Income
Other income decreased $18,000, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of other income (in thousands):

	2015	2014	Increase/ (Decrease)
Other income from existing properties	$6,917	$7,202	$(285)
Other income from new developments	457	—	457
Other income from properties disposed	256	446	(190)
	$7,630	$7,648	$(18)

Property Operating Expenses
Property operating expenses increased $9.1 million, or 7%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2015	2014	Increase/ (Decrease)
Property operating expenses from existing properties	$132,439	$127,952	$4,487
Property operating expenses from new developments	9,242	—	9,242
Property operating expenses from properties disposed	4,822	9,470	(4,648)
	$146,503	$137,422	$9,081

Property operating expenses from existing properties increased due to higher snow removal costs and increased mall office operating costs, maintenance costs, and increased real estate taxes.

General and Administrative Expenses
General and administrative expenses in the 2015 period was flat when compared to the 2014 period. Increases in general and administrative expenses, including annual wage increases, the addition of new employees subsequent to January 1, 2014 and higher share-based compensation expense related to equity awards granted during 2015, were essentially offset by the reversal of $731,000 of share-based compensation expense related to the October 2015 announcement of the retirement of our Chief Financial Officer effective in 2016 and decreases in payroll taxes as the 2014 period included taxes for the significant amount of notional units that vested in December 2014.

Abandoned Pre-Development Costs
During the 2014 period, we decided to abandon two pre-development projects and as a result, we recorded a $2.4 million charge, representing the cumulative related costs.

Depreciation and Amortization
Depreciation and amortization increased $1.5 million, or 1%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2015	2014	Increase/ (Decrease)
Depreciation and amortization expenses from existing properties	$95,982	$97,949	$(1,967)
Depreciation and amortization expenses from new developments	5,902	—	5,902
Depreciation and amortization from properties disposed	2,052	4,483	(2,431)
	$103,936	$102,432	$1,504

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

Interest Expense
Interest expense decreased $3.7 million, or 6%, in the 2015 period compared to the 2014 period, due to the issuance of $250 million senior notes in November 2014 which bear an interest rate of 3.75%. The net proceeds were used in December 2014 to redeem our $250 million, 6.15% senior notes which had an original maturity of November 2015.

Loss on Early Extinguishment of Debt
In November 2014, we completed a $250 million, 3.75% senior notes offering. The net proceeds were used to redeem our $250 million, 6.15% senior notes originally due November 2015. We recorded a charge of approximately $13.1 million for the make-whole premium related to the early redemption, which was completed in December 2014.

Gain on Sale of Assets and Interests in Unconsolidated Entities
In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

In September 2015, we sold our Kittery I & II, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million and in October 2015, we sold our Barstow outlet center for approximately $105.8 million, which resulted in a gain of $86.5 million.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $2.4 million or 27% in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Increase/ (Decrease)
Equity in earnings from existing properties	$6,618	$6,001	$617
Equity in earnings from new developments	4,708	1,621	$3,087
Equity in earnings from property disposed	158	1,431	(1,273)
	$11,484	$9,053	$2,431

The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Charlotte outlet center, which opened during the third quarter of 2014; the Ottawa outlet center, which opened during the fourth quarter of 2014; and the Savannah outlet center, which opened in April 2015. The equity in earnings from properties disposed are related to our equity interest in the Wisconsin Dells joint venture, which we sold in February 2015.

2014 Compared to 2013

Net Income
Net income decreased approximately $35.2 million in the 2014 period to $78.2 million compared to $113.3 million for the 2013 period. The decrease in net income was due in part to the loss from the early redemption of our $250 million, 6.15% senior notes. In November 2014, we completed a $250 million, 3.75% senior notes offering. The net proceeds were used to redeem our $250 million, 6.15% senior notes due November 2015. We recorded a charge of approximately $13.1 million for the early extinguishment of debt. This charge was partially offset by the gain on the sale of our outlet center in Lincoln City. The net proceeds received from the sale of the property were approximately $39.0 million. We recorded a gain on sale of real estate of approximately $7.5 million.

The decrease in net income was also due to a $26.0 million gain on a previously held interest in an acquired joint venture, which owned the property in Deer Park, recorded in the third quarter of fiscal 2013, as well as $7.8 million recorded as our equity earnings of unconsolidated joint ventures related to certain transactions that occurred at Deer Park just prior to the acquisition. Previously we owned a one-third interest in the Deer Park, property which was accounted for using the equity method of accounting. The acquisition of our controlling interest on August 30, 2013 required us to consolidate the property for financial reporting purposes. As a result, our consolidated statements of operations reflect all of the revenues and expenses of Deer Park since the acquisition date including the significant depreciation and amortization associated with the property, the net effect of which was a reduction in net income.

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

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily a function of tenants renewing leases with higher base rental rates, and accordingly, higher contractual breakpoints. Reported tenant comparable sales for our consolidated properties for the year ended December 31, 2014 increased approximately 2% to $393 per square foot. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

Expense Reimbursements
Expense reimbursements increased $12.9 million, or 12%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2014	2013	Increase/ (Decrease)
Expense reimbursements from existing properties	$111,513	$106,337	$5,176
Expense reimbursements from 2013 acquisitions	11,019	3,317	7,702
	$122,532	$109,654	$12,878

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

Management, Leasing and Other Services
Management, leasing and other services increased $511,000, or 17%, in the 2014 period compared to the 2013 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2014	2013	Increase/ (Decrease)
Development and leasing	$725	$595	$130
Loan guarantee	463	161	302
Management and marketing	2,403	2,324	79
	$3,591	$3,080	$511

The increase in development, leasing. management and marketing fees recognized from unconsolidated joint ventures was due to incremental increases from our Ottawa and Charlotte outlet centers, which opened in 2014. The increase in loan guarantee fees was due to fees earned from our Westgate and Savannah joint ventures.

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

Gain on Sale of Real Estate
In December 2014, we completed the sale of our outlet center in Lincoln City. The net proceeds received from the sale of the property were approximately $39.0 million. We recorded a gain on sale of real estate of approximately $7.5 million.

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

Other Nonoperating Income (Expense)
During the first quarter of 2014, we incurred property damage to our West Branch outlet center due to a severe snow storm. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to this property. During fiscal 2014, we recorded a casualty gain of $486,000 reflecting our expected total replacement insurance proceeds in excess of the total of the net book value written off and demolition costs incurred.

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

The Company is a well-known seasoned issuer with a shelf registration which expires in June 2018 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2015 taxable income to shareholders, we were required to distribute approximately $101.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $123.9 million, which includes a special dividend paid in January 2016, to shareholders which exceeded our required distributions.

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

As the sole owner of the general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, assets, liabilities, revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2015 and 2014 (in thousands):

	2015	2014	Change
Net cash provided by operating activities	$221,818	$187,959	$33,859
Net cash used in investing activities	(221,827)	(188,588)	(33,239)
Net cash provided by financing activities	6,854	1,977	4,877
Effect of foreign currency rate changes on cash and equivalents	(1,099)	(526)	(573)
Net increase in cash and cash equivalents	$5,746	$822	$4,924

Operating Activities

In 2015, our cash provided from operating activities was positively impacted by a number of factors, including an increase in operating income throughout the consolidated portfolio from increases in base rental rates, operating income from our Foxwoods, Grand Rapids, and Memphis outlet centers which opened in May 2015, July 2015, and November 2015, respectively, four small expansions of our consolidated properties completed during 2014, and an increase in distributions received from unconsolidated joint ventures from the new centers and expansions completed in 2014.

Investing Activities

The increase in net cash used in investing activities is primarily associated with the following:

•	Cash used for additions to rental property increased due to the construction of our Foxwoods, Grand Rapids, and Memphis outlet centers which opened during 2015.

•
Less cash was received in 2015 compared to 2014 from unconsolidated joint ventures that represented a return of investment as the 2014 period included the distribution of $89.4 million in net loan proceeds related the Charlotte joint venture that was distributed equally to the partners.

•
Cash provided from assets sales increased year over year as in 2015 we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center and five other properties compared to a sale of one property in 2014. Of the $164.6 million in proceeds received from the 2015 asset sales, approximately $121.3 million was held as restricted cash as of December 31, 2015.

•
Contributions to our unconsolidated joint ventures for the property development activities was much less in 2015 compared to 2014 as one new joint venture project (Savannah) was under construction during the 2015 period compared to the construction of three new properties (Charlotte, Ottawa and Savannah) and two significant expansions (Cookstown and Westgate) in the 2014 period.

Financing Activities

The increase in cash provided by financing activities was primarily due to a decrease in the amounts paid by us on behalf of certain employees related to income taxes from shares withheld upon vesting of equity awards. The increase was offset by an increase in the quarterly dividends paid to our common shareholders.

Current Development Activities

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we are involved in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or FFO. See the section “Funds From Operations” in the Management's Discussion and Analysis section for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the acquisition or disposition of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in liquidity, net income or funds from operations.

New Development of Consolidated Outlet Centers

Foxwoods

In May 2015, we opened an approximately 312,000 square foot outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $58.8 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on their initial capital contributions from the date of contribution. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

Grand Rapids

In July 2015, we opened an approximately 352,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Southaven

In November 2015, we opened an approximately 320,000 square foot outlet center in Southaven, Mississippi. In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of Tanger Outlets Southaven, which is located less than five miles south of Memphis, Tennessee. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $461,000 and our equity contributions totaled approximately $26.5 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of December 31, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.3 million.

Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 50%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

The following table summarizes our projects under development as of December 31, 2015:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Daytona Beach	352	$259	$91.2	$17.3	Holiday 2016

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida. The outlet center is expected to be approximately 352,000 square feet and to open by Holiday 2016.

New Development in Unconsolidated Real Estate Joint Ventures

From time to time, we form joint venture arrangements to develop outlet centers. The following table summarizes our unconsolidated joint venture development projects as of December 31, 2015:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus	50%	355	$267	$94.9	$41.2	June 2016

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on a 350,000 square foot outlet center in Columbus, Ohio. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. The construction of the center is currently being funded with equity contributions from the partners. As of December 31, 2015, we and our partner had each contributed $20.6 million to fund development activities.

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

On September 30, 2015, the noncontrolling interest in our Deer Park outlet center exercised its right to require us to acquire their ownership interest in the property for $28.4 million. The transaction closed on January 5, 2016. The obligation to acquire its interest is recorded as a deferred financing obligation in the other liabilities section of our consolidated balance sheet.

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

During 2015, we sold five outlet centers for net proceeds of approximately $149.1 million, and recognized a gain of approximately $106.7 million. The outlet centers were located in Kittery, Maine (two centers); Tuscola, Illinois; West Branch, Michigan; and Barstow, California.

As of December 31, 2015, approximately $121.3 million of these proceeds were held by a qualified intermediary and thus have been classified as restricted cash on our consolidated balance sheets. During January 2016, we used a portion of these proceeds along with amounts under our unsecured lines of credit:

•
To repay a $150.0 million floating rate mortgage loan and a $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot outlet center in Deer Park, New York. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the asset sales for tax purposes.

•	To pay a special dividend to our share and unit holders of $0.21 per share on January 15, 2016.

We plan on investing the remaining sales proceeds, totaling approximately $16.8 million, in qualified replacement property, including the ongoing construction of our wholly-owned new outlet center development project in Daytona Beach.

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. We estimate the gain to be recognized in the first quarter of 2016 to be approximately $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Financing Arrangements

As of December 31, 2015, unsecured borrowings represented 80% of our outstanding debt and 75% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. Following the amendments in 2015 described below in the section "Extension of Unsecured Lines of Credit", our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2019 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines.

2016 Transactions

Deer Park Mortgage

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot Deer Park outlet center. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the asset sales for tax purposes.

2015 Transactions

Southaven Mortgage

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option. As of December 31, 2015 the balance on the loan was $45.8 million.

Hershey Mortgage

May 2015, we repaid the mortgages associated with our Hershey outlet center, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and it had a principal balance at the date of extinguishment of $29.0 million.

Ocean City Mortgage

In July 2015, we repaid the mortgage associated with our Ocean City outlet center, which was assumed as part of the acquisition of the property in 2011. The maturity date of the mortgage was January 6, 2016 and had a principal balance at the date of extinguishment of $17.6 million.

Extension of Unsecured Lines of Credit

In October 2015, we closed on amendments to our unsecured lines of credit, extending the maturity and reducing our interest rate. The maturity date of these facilities was extended from October 2017 to October 2019 with the ability to further extend the maturity date for an additional year at our option. The interest rate was reduced from LIBOR + 1.00% to LIBOR + 0.90% based on our current credit rating and the maximum borrowings to which the syndicated line could be increased through an accordion feature in certain circumstances was increased from $750.0 million to $1.0 billion. Loan origination costs associated with the amendments totaled approximately $2.0 million.

2014 Transactions

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

Foxwoods Mortgage

In December 2014, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options. As of December 31, 2015 the balance on the loan was $70.3 million.

2013 Transactions

Assumption of $150.0 Million Mortgage

In August 2013, as part of the acquisition of a controlling ownership interest in Deer Park, we assumed an $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a five year term and carries an interest rate of LIBOR + 1.50%. As discussed above, we repaid this loan in January 2016.

Derivatives

In October 2013, to reduce our floating rate debt exposure, we entered into interest rate swap agreements on notional amounts totaling $150.0 million that fixed the base LIBOR rate at an average of 1.30% from November 2013 to August 2016.

Extension of Unsecured Lines of Credit

In October 2013, we amended our unsecured lines of credit, extending the maturity, and reducing the overall borrowing costs. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend the maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00% based on our current credit rating. Loan origination costs associated with the amendments totaled approximately $1.5 million. The lines of credit were further amended in October 2015 as discussed above.

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

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014	Change
Capital expenditures analysis:
New outlet center developments	$222,111	$107,907	$114,204
Major outlet center renovations	1,602	18,412	(16,810)
Second generation tenant improvement allowances	10,414	14,324	(3,910)
Other capital expenditures	10,212	18,509	(8,297)
	244,339	159,152	85,187
Conversion from accrual to cash basis	(5,633)	(13,256)	7,623
Additions to rental property-cash basis	$238,706	$145,896	$92,810

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Grand Rapids, Southaven, and Foxwoods outlet centers in the 2015 period. The 2014 period included new center development expenditures for our Grand Rapids and Foxwoods outlet centers and expansions at our Charleston, Branson, Sevierville, and Park City outlet centers.

•	Major center renovations in both the 2015 and 2014 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2015 (in thousands):

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Debt (1)(2)	$12,842	$80,758	$199,008	$443,669	$303,566	$527,343	$1,567,186
Interest payment (2)(3)	52,702	52,284	49,052	42,970	28,679	70,508	296,195
Operating leases	5,982	5,981	5,667	5,716	5,720	294,851	323,917
Deferred financing obligation (4)	28,388	—	—	—	—	—	28,388
	$99,914	$139,023	$253,727	$492,355	$337,965	$892,702	$2,215,686

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2015.

(2)	In January 2016, we repaid our $150.0 million floating rate mortgage loan originally due in 2018, which is related to our outlet center in Deer Park, New York.

(3)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2015 was used.

(4)
As part of the acquisition in 2013 of a controlling ownership interest in Deer Park, we and the noncontrolling interest entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we had the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. On September 30, 2015, the noncontrolling interest in our Deer Park outlet center exercised its right to require us to acquire their ownership interest in the property for $28.4 million. The transaction closed on January 5, 2016. The obligation to redeem their interest at the redemption price was recorded as a deferred financing obligation in the other liabilities section of the balance sheet as of December 31, 2015 and 2014.

In addition to the contractual payment obligations shown in the table above, we have commitments of $50.6 million remaining as of December 31, 2015 related to contracts to complete construction and development activity at outlet centers throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $5.4 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $34.5 million at December 31, 2015, of which our portion was approximately $17.2 million. In addition, commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $14.4 million at December 31, 2015, of which our portion was approximately $7.2 million. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2015 and do not necessary represent the total cost to complete the projects.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	49%
Total secured debt to adjusted total assets	< 40%	10%
Total unencumbered assets to unsecured debt	> 150%	181%

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and that meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2015 taxable income to shareholders, we were required to distribute approximately $101.7 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $123.9 million, which includes a special dividend paid in January 2016, to shareholders which exceeded our required distributions. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2015 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	—	$21.1
National Harbor	National Harbor, MD	50.0%	339	6.1
RioCan Canada	Various	50.0%	870	117.2
Savannah (1)	Savannah, GA	50.0%	377	44.4
Westgate	Glendale, AZ	58.0%	411	12.3
				$201.1

Charlotte(2)	Charlotte, NC	50.0%	398	$(1.1)
Galveston/Houston (2)	Texas City, TX	50.0%	353	(1.5)
				$(2.6)

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

Our joint ventures are generally subject to buy-sell provisions which are customary for joint venture agreements in the real estate industry. Either partner may initiate these provisions (subject to any applicable lock up period), which could result in either the sale of our interest or the use of available cash or additional borrowings to acquire the other party's interest. Under these provisions, one partner sets a price for the property, then the other partner has the option to either (1) purchase their partner's interest based on that price or (2) sell its interest to the other partner based on that price. Since the partner other than the partner who triggers the provision has the option to be the buyer or seller, we do not consider this arrangement to be a mandatory redeemable obligation.

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

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. The outlet center is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (North Carolina Highway 160). Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. The loan balance as of December 31, 2015 was approximately $90.0 million. Our partner is providing property management, marketing and leasing services to the joint venture.

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on a 350,000 square foot outlet center in Columbus, Ohio. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. The construction of the center is currently being funded with equity contributions from the partners. As of December 31, 2015, we and our partner had each contributed $20.6 million to fund development activities. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Galveston/Houston

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

National Harbor

In November 2013, we opened an approximately 339,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2015 was approximately $87.0 million. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services for the outlet centers and RioCan has agreed to provide development and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the outlet center currently contains approximately 284,000 square feet, with additional square footage totaling approximately 28,000 square feet related to an anchor tenant expected to be completed and opened in early 2016.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 309,000 square feet.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec and is approximately 116,000 square feet. The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec and is approximately 161,000 square feet.

Savannah

In April 2015, we opened an approximately 377,000 square foot outlet center in Savannah, Georgia. As of December 31, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions are considered preferred equity and earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned preferred equity contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of December 31, 2015, the balance on the loan was $89.5 million. The additional $11.4 million is available for construction of the approximately 42,000 square foot expansion that is currently in process. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate

In November 2012, we opened our Westgate outlet center, located in Glendale, Arizona, which was developed through, and currently owned by, a joint venture that was formed in May 2012.

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which upon completion increased the total square feet of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan is fully funded with a balance of $62.0 million as of December 31, 2015. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017. We are providing property management, construction supervision, marketing and leasing services to the joint venture.

Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the outlet center located in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2015 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada	11.3	May 2020	5.75%	25.7%	2.9
Savannah (2)	89.5	May 2017	LIBOR + 1.65%	16.8%	15.0
Westgate	62.0	June 2017	LIBOR + 1.75%	—%	—
	$404.8				$34.4

(1)	100% completion guaranty; 10% principal guaranty.

(2)	100% completion guaranty; $15.0 million principal guaranty.

Fees we received for various services provided to our unconsolidated joint ventures during 2015, 2014 and 2013, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fees:
Development and leasing	$1,827	$725	$595
Loan guarantee	746	463	161
Management and marketing	2,853	2,403	2,324
Total Fees	$5,426	$3,591	$3,080

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

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. We believe that no impairment existed at December 31, 2015.

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We expect that the adoption of this standard during the first quarter of 2016 will not have a material impact on our financial position, results of operations or cash flows, but may result in additional disclosures.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under previous GAAP, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted the standard in the first quarter of 2014. See Note 4 Disposition of Properties and Properties Held for Sale for further information.

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

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO or Adjusted Funds From Operations ("AFFO"), which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. The National Association of Real Estate Investment Trusts, Inc., of which we are a member, has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

Below is a reconciliation of net income to FFO for the years ended December 31, 2015, 2014 and 2013 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2015	2014	2013
Funds from Operations:
Net income	$222,168	$78,152	$113,321
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	102,515	100,961	94,515
Depreciation and amortization of real estate assets - unconsolidated joint ventures	20,053	12,212	12,419
Gain on sale of assets and interests in unconsolidated entities	(120,447)	(7,513)	—
Gain on previously held interest in acquired joint venture	—	—	(26,002)
Funds from operations	224,289	183,812	194,253
FFO attributable to noncontrolling interests in other consolidated partnerships	268	(185)	(202)
Allocation of FFO to participating securities (1)	(2,408)	(3,653)	(2,025)
Funds from operations available to common shareholders and noncontrolling interests in Operating Partnership	$222,149	$179,974	$192,026
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (2) (3)	99,838	98,954	99,129
Dilutive funds from operations per share	$2.23	$1.82	$1.94
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (2)	99,838	98,954	99,129
Dilutive funds from operations per unit	$2.23	$1.82	$1.94

(1)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014 and vested on December 31, 2014. The restricted common shares were considered participating securities through the vesting date.

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

Adjusted Funds from Operations

We use AFFO when certain material, unplanned transactions occur as a factor in evaluating management's performance and to evaluate the effectiveness of our business strategies, and may use AFFO when determining incentive compensation. We present AFFO, as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present AFFO because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we believe it is useful for investors to have enhanced transparency into how we evaluate management’s performance and the effectiveness of our business strategies.

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

Below is a reconciliation of FFO to AFFO for the years ended December 31, 2015, 2014 and 2013 as well as other data for those respective periods (in thousands, except per share and unit amounts):

	2015	2014	2013
Adjusted Funds from Operations:
Funds from operations	$224,289	$183,812	$194,253
Adjusted for non-core items:
Acquisition costs	—	7	1,203
Abandoned pre-development costs	—	2,365	—
Demolition costs	—	—	140
Casualty gain	—	(486)	—
Loss on early extinguishment of debt	—	13,140	—
Reversal of share-based compensation expense (1)	(731)	—	—
AFFO adjustments from unconsolidated joint ventures (2)	—	237	(7,422)
Adjusted funds from operations (AFFO)	223,558	199,075	188,174
AFFO attributable to noncontrolling interests in other consolidated partnerships	268	(185)	(202)
Allocation of AFFO to participating securities (3)	(2,400)	(3,955)	(1,958)
Adjusted funds from operations available to common shareholders and noncontrolling interest in Operating Partnership	$221,426	$194,935	$186,014
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (4)(5)	99,838	98,954	99,129
Dilutive adjusted funds from operations per share	$2.22	$1.97	$1.88
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (4)	99,838	98,954	99,129
Dilutive adjusted funds from operations per unit	$2.22	$1.97	$1.88

(1)
Represents the reversal of certain share-based compensation awards previously recognized on awards not expected to vest due to the announcement of the Company’s Chief Financial Officer's pending retirement in May 2016.

(2)
Includes our share of acquisition costs, litigation settlement proceeds, abandoned development costs and gain on early extinguishment of debt from unconsolidated joint ventures. For the year ended December 31, 2013, includes a gain on early extinguishment of debt of $4.6 million and litigation settlement proceeds of $3.2 million.

(3)
Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014 and vested on December 31, 2014. The restricted common shares were considered participating securities through the vesting date.

(4)	Includes the dilutive effect of options, restricted shares not considered participating securities, notional units and exchangeable notes.

(5)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

Same Center Net Operating Income-Cash Basis
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

Below is a reconciliation of income before equity in earnings of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	2015	2014
Same Center Net Operating Income
Income before equity in earnings of unconsolidated joint ventures	$210,684	$69,099
Interest expense	54,188	57,931
Loss on early extinguishment of debt	—	13,140
Interest and other income	36	(794)
Gain on sale of real estate	(120,447)	(7,513)
Operating income	144,461	131,863
Adjusted to exclude:
Depreciation and amortization	103,936	102,432
Other non-property income and losses	(2,226)	(2,194)
Abandoned pre-development costs	—	2,365
Acquisition costs	—	7
General and administrative expenses	44,469	44,469
Non-cash adjustments and termination rents (1)	(8,043)	(4,608)
Non-same center and other NOI (2)	(18,268)	(18,932)
Same Center Net Operating Income - Cash Basis	$264,329	$255,402

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)
Excluded from Same Center NOI - Cash Basis: Foxwoods outlet center, which opened in May of 2015; Grand Rapids outlet center, which opened in July of 2015; Southaven outlet center, which opened in November 2015, Lincoln City outlet center, which was sold in December 2014; Kittery I & II, Tuscola and West Branch outlet centers, which were sold in September 2015; Barstow outlet center, which was sold in October 2015; and Fort Myers outlet center, which was sold in January 2016.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2015, approximately 1.5 million square feet, or 13%, of our then owned, consolidated portfolio came up for renewal and 1.4 million square feet, or 12%, of our current consolidated portfolio will come up for renewal in 2016. During 2015, we renewed 84% of the square feet that came up for renewal with the existing tenants at a 20% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 444,000 square feet at a 29% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States and Canada, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7.5% of our square feet or 6.0% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2015 and 2014, occupancy at our consolidated outlet centers was 97% and 98%, respectively.

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

In October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of December 31, 2015, the fair value of these contracts is a liability of $616,000. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of December 31, 2015, 36% of our outstanding debt had variable interest rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $5.6 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	December 31, 2015	December 31, 2014
Fair value of debt	$1,615,833	$1,493,519
Recorded value of debt	$1,563,806	$1,443,194

A 100 basis point increase from prevailing interest rates at December 31, 2015 and December 31, 2014 would result in a decrease in fair value of total debt of approximately $50.3 million and $58.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in the Company’s and the Operating Partnership’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on September 11, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, Frank C. Marchisello Jr. (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2015 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, Frank C. Marchisello Jr. (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2015 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2015 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	954,700	$30.32	2,304,732
Equity compensation plans not approved by security holders	—	—	—
Total	954,700	$30.32	2,304,732

(1)
Includes (a) 318,400 common shares issuable upon the exercise of outstanding options (104,700 of which are vested and exercisable), (b) 329,700 restricted common shares that may be issued under the 2014 Outperformance Plan (the "2014 OPP") upon the satisfaction of certain conditions, and (c) 306,600 restricted common shares that may be issued under the 2015 Outperformance Plan (the "2015 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2014 and 2015 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-56

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

10.25*
Form of 2014 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.)

10.26*
Form of 2015 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.27 *
Director Deferred Share Program of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.28
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

10.29
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

10.30
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

10.31
Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.32
Second Amended and Restated Credit Agreement, dated as of October 29, 2015 among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association as Document Agent, and Regions Bank as Managing Agent.

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

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William G. Benton
William G. Benton	Non-Executive Chairman of the Board of Directors	February 23, 2016

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2016

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2016

/s/ James F. Williams
James F. Williams	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 23, 2016

/s/ David B. Henry
David B. Henry	Director	February 23, 2016

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 23, 2016

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 23, 2016

/s/ Bridget Ryan-Berman
Bridget Ryan-Berman	Director	February 23, 2016

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 23, 2016

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

February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2016

/s/ Frank C. Marchisello Jr.
Frank C. Marchisello Jr.	Vice President and Treasurer (Principal Financial Officer)	February 23, 2016

/s/ James F. Williams
James F. Williams	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 23, 2016

/s/ William G. Benton
William G. Benton	Trustee	February 23, 2016

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 23, 2016

/s/ David B. Henry
David B. Henry	Trustee	February 23, 2016

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 23, 2016

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 23, 2016

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 23, 2016

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 23, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Tanger Factory Outlet Centers, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 23, 2016

Report of Independent Registered Public Accounting Firm

To the Partner of Tanger Properties Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Operating Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Operating Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2016

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Rental property
Land	$240,267	$217,994
Buildings, improvements and fixtures	2,249,417	1,947,083
Construction in progress	23,533	98,526
	2,513,217	2,263,603
Accumulated depreciation	(748,341)	(662,236)
Total rental property, net	1,764,876	1,601,367
Cash and cash equivalents	21,558	16,875
Restricted cash	121,306	—
Rental property held for sale	—	46,005
Investments in unconsolidated joint ventures	201,083	208,050
Deferred lease costs and other intangibles, net	127,089	140,883
Deferred debt origination costs, net	11,882	12,126
Prepaids and other assets	78,913	72,354
Total assets	$2,326,707	$2,097,660
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,747 and $6,426, respectively)	$794,253	$793,574
Unsecured term loans (net of discount of $81 and $241, respectively)	267,419	267,259
Mortgages payable (including premiums of $2,448 and $3,031, respectively)	311,834	271,361
Unsecured lines of credit	190,300	111,000
Total debt	1,563,806	1,443,194
Accounts payable and accrued expenses	97,396	69,558
Deferred financing obligation	28,388	28,388
Other liabilities	31,085	32,634
Total liabilities	1,720,675	1,573,774
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 95,880,825 and 95,509,781 shares issued and outstanding at December 31, 2015 and 2014, respectively	959	955
Paid in capital	806,379	791,566
Accumulated distributions in excess of net income	(195,486)	(281,679)
Accumulated other comprehensive loss	(36,715)	(14,023)
Equity attributable to Tanger Factory Outlet Centers, Inc.	575,137	496,819
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	30,309	26,417
Noncontrolling interests in other consolidated partnerships	586	650
Total equity	606,032	523,886
Total liabilities and equity	$2,326,707	$2,097,660
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Revenues
Base rentals	$289,688	$274,480	$253,402
Percentage rentals	10,157	10,307	11,251
Expense reimbursements	126,468	122,532	109,654
Management, leasing and other services	5,426	3,591	3,080
Other income	7,630	7,648	7,432
Total revenues	439,369	418,558	384,819

Expenses
Property operating	146,503	137,422	121,046
General and administrative	44,469	44,469	39,119
Acquisition costs	—	7	1,203
Abandoned pre-development costs	—	2,365	—
Depreciation and amortization	103,936	102,432	95,746
Total expenses	294,908	286,695	257,114
Operating income	144,461	131,863	127,705
Other income (expense)
Interest expense	(54,188)	(57,931)	(51,616)
Loss on early extinguishment of debt	—	(13,140)	—
Gain on sale of assets and interests in unconsolidated entities	120,447	7,513	—
Gain on previously held interest in acquired joint venture	—	—	26,002
Other nonoperating income (expense)	(36)	794	190
Income before equity in earnings of unconsolidated joint ventures	210,684	69,099	102,281
Equity in earnings of unconsolidated joint ventures	11,484	9,053	11,040
Net income	222,168	78,152	113,321
Noncontrolling interests in Operating Partnership	(11,331)	(4,037)	(5,643)
Noncontrolling interests in other consolidated partnerships	363	(104)	(121)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$211,200	$74,011	$107,557

Basic earnings per common share
Net income	$2.20	$0.77	$1.14

Diluted earnings per common share
Net income	$2.20	$0.77	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$222,168	$78,152	$113,321
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	—	(741)	(242)
Foreign currency translation adjustments	(23,200)	(10,042)	(4,968)
Change in fair value of cash flow hedges	(711)	(1,287)	1,382
Other comprehensive loss	(23,911)	(12,070)	(3,828)
Comprehensive income	198,257	66,082	109,493
Comprehensive income attributable to noncontrolling interests	(9,749)	(3,666)	(5,564)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$188,508	$62,416	$103,929

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2012	$941	$766,056	$(285,588)	$1,200	$482,609	$24,432	$6,834	$513,875
Net income	—	—	107,557	—	107,557	5,643	121	113,321
Other comprehensive loss	—	—	—	(3,628)	(3,628)	(200)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	—	11,743	—	—	11,743
Issuance of 44,500 common shares upon exercise of options	—	635	—	—	635	—	—	635
Issuance of 450,576 Operating Partnership limited partner units	—	—	—	—	—	13,981	—	13,981
Issuance of 332,373 restricted shares, net of forfeitures	3	(3)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	11,130	—	—	11,130	(11,130)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(576)	—	—	(576)	—	576	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(525)	(525)
Exchange of 67,428 Operating Partnership units for 67,428 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.8850 per share)	—	—	(87,211)	—	(87,211)	—	—	(87,211)
Distributions to noncontrolling interests	—	—	—	—	—	(4,294)	(102)	(4,396)
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	74,011	—	74,011	4,037	104	78,152
Other comprehensive loss	—	—	—	(11,595)	(11,595)	(475)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	—	15,459	—	—	15,459
Issuance of 47,000 common shares upon exercise of options	—	903	—	—	903	—	—	903
Issuance of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Withholding of 412,239 common shares for employee income taxes	(4)	(15,516)	—	—	(15,520)	—	—	(15,520)
Adjustment for noncontrolling interests in Operating Partnership	—	741	—	—	741	(741)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	—	1,009	—	(5)	1,004
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(6,226)	(6,226)
Exchange of 66,606 Operating Partnership units for 66,606 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.9450 per share)	—	—	(90,448)	—	(90,448)	—	—	(90,448)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(4,836)	(127)	(4,963)
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	211,200	—	211,200	11,331	(363)	222,168
Other comprehensive loss	—	—	—	(22,692)	(22,692)	(1,219)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	—	15,550	—	—	15,550
Issuance of 28,400 common shares upon exercise of options	—	788	—	—	788	—	—	788
Issuance of 348,844 restricted common shares, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 31,863 common shares for employee income taxes	—	(1,125)	—	—	(1,125)	—	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	—	—	461	461
Adjustment for noncontrolling interests in Operating Partnership	—	(402)	—	—	(402)	402	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	—	6	—	(6)	—
Exchange of 25,663 Operating Partnership units for 25,663 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.305 per share)	—	—	(125,007)	—	(125,007)	—	—	(125,007)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(6,622)	(156)	(6,778)
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Operating Activities
Net income	$222,168	$78,152	$113,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,936	102,432	95,746
Amortization of deferred financing costs	2,730	2,382	2,194
Abandoned pre-development costs	—	2,365	—
Casualty gain	—	(486)	—
Gain on sale of assets and interests in unconsolidated entities	(120,447)	(7,513)	—
Gain on previously held interest in acquired joint venture	—	—	(26,002)
Equity in earnings of unconsolidated joint ventures	(11,484)	(9,053)	(11,040)
Share-based compensation expense	14,712	14,750	11,376
Amortization of debt (premiums) and discounts, net	256	(601)	(886)
Net amortization of market rent rate adjustments	2,461	3,209	1,141
Straight-line rent adjustments	(6,347)	(6,073)	(5,529)
Payment of discount on extinguishment of debt	—	(913)	—
Distributions of cumulative earnings from unconsolidated joint ventures	12,137	9,586	5,853
Changes in other asset and liabilities:
Other assets	(798)	4,160	(7,676)
Accounts payable and accrued expenses	1,431	(3,626)	8,988
Net cash provided by operating activities	220,755	188,771	187,486
Investing Activities
Additions to rental property	(238,706)	(145,896)	(47,436)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	—	(11,271)
Additions to investments in and notes receivable from unconsolidated joint ventures	(45,286)	(142,268)	(150,854)
Net proceeds on sale of assets and interests in unconsolidated entities	164,587	38,993	—
Change in restricted cash	(121,306)	—	—
Proceeds from insurance reimbursements	649	1,964	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	26,875	65,336	47,149
Additions to non-real estate assets	(837)	(1,053)	(7,768)
Additions to deferred lease costs	(7,803)	(5,664)	(4,046)
Net cash used in investing activities	(221,827)	(188,588)	(174,226)
Financing Activities
Cash dividends paid	(104,877)	(90,448)	(87,211)
Distributions to noncontrolling interests in Operating Partnership	(5,561)	(4,836)	(4,294)
Proceeds from debt issuances	627,839	931,608	785,803
Repayments of debt	(507,483)	(815,690)	(697,377)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,126)	(15,520)	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	(525)
Distributions to noncontrolling interests in other consolidated partnerships	(156)	(127)	(102)
Additions to deferred financing costs	(2,829)	(3,913)	(4,001)
Proceeds from exercise of options	788	903	635
Contributions from noncontrolling interests	259	—	—
Net cash provided by (used in) financing activities	6,854	1,977	(7,072)
Effect of foreign currency rate changes on cash and cash equivalents	(1,099)	(526)	(1,282)
Net increase in cash and cash equivalents	4,683	1,634	4,906
Cash and cash equivalents, beginning of year	16,875	15,241	10,335
Cash and cash equivalents, end of year	$21,558	$16,875	$15,241
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2015	2014
Assets
Rental property
Land	$240,267	$217,994
Buildings, improvements and fixtures	2,249,417	1,947,083
Construction in progress	23,533	98,526
	2,513,217	2,263,603
Accumulated depreciation	(748,341)	(662,236)
Total rental property, net	1,764,876	1,601,367
Cash and cash equivalents	21,552	15,806
Restricted cash	121,306	—
Rental property held for sale	—	46,005
Investments in unconsolidated joint ventures	201,083	208,050
Deferred lease costs and other intangibles, net	127,089	140,883
Deferred debt origination costs, net	11,882	12,126
Prepaids and other assets	78,248	71,848
Total assets	$2,326,036	$2,096,085
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes (net of discount of $5,747 and $6,426, respectively)	$794,253	$793,574
Unsecured term loans (net of discount of $81 and $241, respectively)	267,419	267,259
Mortgages payable (including premiums of $2,448 and $3,031, respectively)	311,834	271,361
Unsecured lines of credit	190,300	111,000
Total debt	1,563,806	1,443,194
Accounts payable and accrued expenses	96,725	67,983
Deferred financing obligation	28,388	28,388
Other liabilities	31,085	32,634
Total liabilities	1,720,004	1,572,199
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at December 31, 2015 and 2014	5,726	4,828
Limited partners, 5,052,743 and 5,078,406 Class A units and 94,880,825 and 94,509,781 Class B units outstanding at December 31, 2015 and 2014, respectively	638,422	533,199
Accumulated other comprehensive loss	(38,702)	(14,791)
Total partners' equity	605,446	523,236
Noncontrolling interests in consolidated partnerships	586	650
Total equity	606,032	523,886
Total liabilities and equity	$2,326,036	$2,096,085

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2015	2014	2013
Revenues
Base rentals	$289,688	$274,480	$253,402
Percentage rentals	10,157	10,307	11,251
Expense reimbursements	126,468	122,532	109,654
Management, leasing and other services	5,426	3,591	3,080
Other income	7,630	7,648	7,432
Total revenues	439,369	418,558	384,819

Expenses
Property operating	146,503	137,422	121,046
General and administrative	44,469	44,469	39,119
Acquisition costs	—	7	1,203
Abandoned pre-development costs	—	2,365	—
Depreciation and amortization	103,936	102,432	95,746
Total expenses	294,908	286,695	257,114
Operating income	144,461	131,863	127,705
Other income (expense)
Interest expense	(54,188)	(57,931)	(51,616)
Loss on early extinguishment of debt	—	(13,140)	—
Gain on sale of assets and interests in unconsolidated entities	120,447	7,513	—
Gain on previously held interest in acquired joint venture	—	—	26,002
Other nonoperating income (expense)	(36)	794	190
Income before equity in earnings of unconsolidated joint ventures	210,684	69,099	102,281
Equity in earnings of unconsolidated joint ventures	11,484	9,053	11,040
Net income	222,168	78,152	113,321
Noncontrolling interests in consolidated partnerships	363	(104)	(121)
Net income available to partners	222,531	78,048	113,200
Net income available to limited partners	220,328	77,263	112,047
Net income available to general partner	$2,203	$785	$1,153

Basic earnings per common unit
Net income	$2.21	$0.77	$1.14

Diluted earnings per common unit
Net income	$2.20	$0.77	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Net income	$222,168	$78,152	$113,321
Other comprehensive loss
Reclassification adjustments for amounts recognized in net income	—	(741)	(242)
Foreign currency translation adjustments	(23,200)	(10,042)	(4,968)
Change in fair value of cash flow hedges	(711)	(1,287)	1,382
Other comprehensive loss	(23,911)	(12,070)	(3,828)
Comprehensive income	198,257	66,082	109,493
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	363	(104)	(121)
Comprehensive income attributable to the Operating Partnership	$198,620	$65,978	$109,372

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2012	$4,720	$501,214	$1,107	$507,041	$6,834	$513,875
Net income	1,153	112,047	—	113,200	121	113,321
Other comprehensive loss	—	—	(3,828)	(3,828)	—	(3,828)
Compensation under Incentive Award Plan	—	11,743	—	11,743	—	11,743
Issuance of 44,500 common units upon exercise of options	—	635	—	635	—	635
Issuance of 450,576 limited partner units	—	13,981	—	13,981	—	13,981
Issuance of 332,373 restricted units, net of forfeitures	—	—	—	—	—	—
Adjustments for noncontrolling interests in consolidated partnerships	—	(576)	—	(576)	576	—
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(525)	(525)
Common distributions ($0.8850 per common unit)	(885)	(90,620)	—	(91,505)	—	(91,505)
Distributions to noncontrolling interests	—	—	—	—	(102)	(102)
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	785	77,263	—	78,048	104	78,152
Other comprehensive loss	—	—	(12,070)	(12,070)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	15,459	—	15,459
Issuance of 47,000 common units upon exercise of options	—	903	—	903	—	903
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 412,239 common units for employee income taxes	—	(15,520)	—	(15,520)	—	(15,520)
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	1,009	(5)	1,004
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(6,226)	(6,226)
Common distributions ($.9450 per common unit)	(945)	(94,339)	—	(95,284)	—	(95,284)
Distributions to noncontrolling interests	—	—	—	—	(127)	(127)
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	2,203	220,328	—	222,531	(363)	222,168
Other comprehensive loss	—	—	(23,911)	(23,911)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	15,550	—	15,550
Issuance of 28,400 common units upon exercise of options	—	788	—	788	—	788
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 31,863 common units for employee income taxes	—	(1,125)	—	(1,125)	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	461	461
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	6	(6)	—
Common distributions ($1.305 per common unit)	(1,305)	(130,324)	—	(131,629)	—	(131,629)
Distributions to noncontrolling interests	—	—	—	—	(156)	(156)
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Operating activities
Net income	$222,168	$78,152	$113,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,936	102,432	95,746
Amortization of deferred financing costs	2,730	2,382	2,194
Abandoned pre-development costs	—	2,365	—
Casualty gain	—	(486)	—
Gain on sale of assets and interests in unconsolidated entities	(120,447)	(7,513)	—
Gain on previously held interest in acquired joint venture	—	—	(26,002)
Equity in earnings of unconsolidated joint ventures	(11,484)	(9,053)	(11,040)
Equity-based compensation expense	14,712	14,750	11,376
Amortization of debt (premiums) and discounts, net	256	(601)	(886)
Net amortization of market rent rate adjustments	2,461	3,209	1,141
Straight-line rent adjustments	(6,347)	(6,073)	(5,529)
Payment of discount on extinguishment of debt	—	(913)	—
Distributions of cumulative earnings from unconsolidated joint ventures	12,137	9,586	5,853
Increases (decreases) due to changes in:
Other assets	(639)	4,417	(7,861)
Accounts payable and accrued expenses	2,335	(4,695)	8,956
Net cash provided by operating activities	221,818	187,959	187,269
Investing activities
Additions to rental property	(238,706)	(145,896)	(47,436)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	—	—	(11,271)
Additions to investments in and notes receivable from unconsolidated joint ventures	(45,286)	(142,268)	(150,854)
Net proceeds on sale of assets and interests in unconsolidated entities	164,587	38,993	—
Change in restricted cash	(121,306)	—	—
Proceeds from insurance reimbursements	649	1,964	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	26,875	65,336	47,149
Additions to non-real estate assets	(837)	(1,053)	(7,768)
Additions to deferred lease costs	(7,803)	(5,664)	(4,046)
Net cash used in investing activities	(221,827)	(188,588)	(174,226)
Financing activities
Cash distributions paid	(110,438)	(95,284)	(91,505)
Proceeds from debt issuance	627,839	931,608	810,803
Repayments of debt	(507,483)	(815,690)	(722,377)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,126)	(15,520)	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	(525)
Distributions to noncontrolling interests in other consolidated partnerships	(156)	(127)	(102)
Additions to deferred financing costs	(2,829)	(3,913)	(4,001)
Proceeds from exercise of options	788	903	635
Contributions from noncontrolling interests	259	—	—
Net cash provided by (used in) financing activities	6,854	1,977	(7,072)
Effect of foreign currency rate changes on cash and cash equivalents	(1,099)	(526)	(1,282)
Net increase in cash and cash equivalents	5,746	822	4,689
Cash and cash equivalents, beginning of year	15,806	14,984	10,295
Cash and cash equivalents, end of year	$21,552	$15,806	$14,984
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2015, we owned and operated 34 consolidated outlet centers, with a total gross leasable area of approximately 11.7 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 97% occupied and contained over 2,400 stores, representing approximately 400 store brands. We also had partial ownership interests in 9 unconsolidated outlet centers totaling approximately 2.7 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2015, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,880,825 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Investments in real estate joint ventures that we do not control but may exercise significant influence on are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

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

We have concluded that our Savannah and Southaven joint ventures are each considered a VIE because our voting rights are disproportionate to our economic interests and substantially all of each venture's activities either involve or are conducted on our behalf. Also, due to certain reconsideration events, we concluded during 2015 that our Westgate joint venture, previously considered a VIE since inception, was no longer considered a VIE.

The operating, development, leasing, and management agreements of Savannah provide that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we are not the primary beneficiary since we do not have the power to direct the significant activities that affect the economic performance of the venture, and have applied the equity method of accounting. The carrying amount of our investment in Savannah is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets and was $44.4 million as of December 31, 2015. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Savannah.

The management agreement and other contractual arrangements for Southaven give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At December 31, 2015, total assets of this venture were $81.5 million and total liabilities were $55.6 million. The primary classification of the assets on the consolidated balance sheets are rental property, net of accumulated depreciation totaling $76.7 million; cash of $1.4 million and other assets of $3.4 million (including deferred lease costs and other intangibles and deferred debt origination costs) and the primary classification of the liabilities include accounts payable and accrued expenses of $9.8 million and mortgages payable of $45.8 million. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Non-Company LPs percentage ownership of the Operating Partnership's units. The "Noncontrolling Interests in Other Consolidated Partnerships" consist of outside equity interests in partnerships not wholly-owned by the Company or the Operating Partnership but are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the calculations of impairment losses, costs capitalized to originate operating leases, costs incurred for the construction and development of properties, and the values of deferred lease costs and other intangibles related to the acquisition of properties. Actual results could differ from those estimates.

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

We also capitalize other costs incurred for the construction and development of properties, including interest, real estate taxes and payroll and related costs associated with employees directly involved. Capitalization of costs commences at the time the development of the property becomes probable and ceases when the property is substantially completed and ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. The amount of payroll and related costs capitalized for the construction and development of properties, which during 2015, 2014 and 2013 amounted to $3.0 million, $1.6 million and $2.2 million, respectively, is based on our estimate of the amount of costs directly related to the construction or development of these assets.

Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures for qualifying development activities until placed in service. Interest costs capitalized during 2015, 2014 and 2013 amounted to approximately $3.4 million, $5.1 million and $1.6 million, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and 7 years for equipment. Tenant finishing allowances are amortized over the life of the associated lease. Capitalized interest costs are amortized over lives which are consistent with the constructed assets. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Depreciation expense related to rental property included in net income for each of the years ended December 31, 2015, 2014 and 2013 was $85.9 million, $80.1 million and $74.7 million, respectively.

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

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2015 and 2014, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $671,000.

The restricted cash represents the cash proceeds from property sales that are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

Deferred Charges - Deferred charges includes deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and payroll and related costs of employees directly involved in originating leases, during 2015, 2014 and 2013 were approximately $7.8 million, $6.2 million and $4.0 million, respectively. Of the amounts capitalized during 2015, 2014 and 2013, approximately $6.2 million, $5.1 million, and $2.9 million, respectively, were related to payroll and related costs. The amount of payroll and related costs capitalized is based on our estimate of the time and amount of costs directly related to originating leases. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions.

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

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using a market approach whereby we consider the prevailing market income capitalization rates and sales data for transactions involving similar assets. We recognized no impairment losses during the years ended December 31, 2015, 2014, and 2013, respectively. Also, we believe there were no unrecorded impairment losses for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized. As of December 31, 2015 and 2014, we do not believe that any of our equity investments were impaired.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2012 - 2015 remain open to examination by the major tax jurisdictions to which we are subject.

With regard to the Company's unconsolidated Canadian joint ventures, deferred tax assets result principally from depreciation deducted under United States Generally Accepted Accounting Principles ("GAAP") that exceed capital cost allowances claimed under Canadian tax rules. A valuation allowance is provided if we believe all or some portion of the deferred tax asset may not be realized. We have determined that a full valuation allowance is required as we believe none of the deferred tax assets will be realized.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2015, 2014 and 2013 were taxable as follows:

Common dividends per share:	2015	2014	2013
Ordinary income	$1.2850	$0.7645	$0.7894
Capital gain	0.0200	—	0.0115
Return of capital	—	0.1805	0.0841
	$1.3050	$0.9450	$0.8850

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net income available to the Company's shareholders	$211,200	$74,011	$107,557
Book/tax difference on:
Depreciation and amortization	12,446	20,575	(10,697)
Sale of assets and interests in unconsolidated entities	(110,248)	(9,524)	(1,805)
Equity in earnings from unconsolidated joint ventures	6,772	12,910	5,601
Share-based payment compensation	4,751	(37,193)	(3,818)
Gain on previously held interest in acquired joint venture	—	—	(24,710)
Other differences	(2,831)	1,205	(5,823)
Taxable income available to common shareholders	$122,090	$61,984	$66,305

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $40.6 million and $34.6 million as of December 31, 2015 and 2014, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures. Development and leasing fees received from unconsolidated affiliates are recognized as revenue when earned to the extent of the third party partners' ownership interest. Development and leasing fees earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees and marketing fees are recognized as revenue when earned. Fees recognized from these activities are shown as management, leasing and other services in our consolidated statements of operations. Fees received from consolidated joint ventures are eliminated in consolidation.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2015, 2014 or 2013.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures for these items included in trade payables as of December 31, 2015, 2014 and 2013 amounted to $28.7 million, $23.0 million and $9.8 million, respectively.

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

A non-cash financing financing activity that occurred during the 2015 period related to a special dividend of $21.2 million that was declared in December 2015 and paid in January 2016. Non-cash financing activities that occurred during the 2013 period related to the acquisition of a controlling interest in Deer Park, as discussed in Note 3, included the assumption of debt totaling $237.9 million, and the issuance of $14.0 million in Class A common limited partnership units of the Operating Partnership as a portion of the consideration given. In addition, rental property and lease related intangible assets increased by $27.9 million related to the fair value of the one-third interest owned by Deer Park's other remaining partner and $26.0 million related to the fair value of our previously held interest in excess of carrying amount.

Interest paid, net of interest capitalized, in 2015, 2014 and 2013 was $49.5 million, $55.4 million and $48.0 million, respectively.

Accounting for Equity-Based Compensation - We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers and our employees. We may issue non-qualified options and other equity-based awards under the Plan. We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance.

Foreign Currency Translation - We have entered into a co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada for which the functional currency is the local currency. The assets and liabilities related to our investments in Canada are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are translated using the average exchange rate for the period. Our share of unrealized gains and losses resulting from the translation of these financial statements are reflected in equity as a component of accumulated other comprehensive loss in the consolidated balance sheets.

New Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We expect that the adoption of this standard during the first quarter of 2016 will not have a material impact on our financial position, results of operations or cash flows, but may result in additional disclosures.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the "Final Standard"). Under the Final Standard, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Under previous GAAP, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. The Final Standard is effective in the first quarter of 2015 for public entities with calendar year ends. The FASB will permit early adoption of the Final Standard, beginning in the first quarter of 2014, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We early adopted the standard in the first quarter of 2014. See Note 4 Disposition of Properties and Properties Held for Sale for further information.

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

Reclassifications - We have revised the previously reported amounts in the consolidated statement of cash flows to reclassify approximately $2.1 million related to tax increment financing for the year ended December 31, 2014 to the caption "additions to rental property" from the caption "proceeds from tax increment financing" to conform to the presentation of the consolidated statement of cash flows for the year ended December 31, 2015. We have concluded the previously reported financial statements were not materially misstated as a result of this revision.

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

Following the acquisition, we and the noncontrolling interest restructured certain aspects of our ownership of the property, whereby we receive substantially all of the economics generated by the property and would have substantial control over the property's financial activities. We and the noncontrolling interest entered into a triple net lease agreement with a different wholly-owned subsidiary of ours which operates the property as lessee. Under the new structure, we will serve as property manager and control the management, leasing, marketing and other operations of the property. We and the noncontrolling interest will receive, in proportion to our respective ownership interests, fixed annual lease payments of approximately $2.5 million, plus an amount necessary to pay the interest expense on debt related to the property. In addition, we and the noncontrolling interest have entered into an agreement whereby they may require us to acquire their ownership interest in the property on the second anniversary of the acquisition date for a price of $28.4 million, and we have the option to acquire their ownership interest on the fourth anniversary of the acquisition date at the same price. On September 30, 2015, the noncontrolling interest in our Deer Park outlet center, exercised its right to require us to acquire its ownership interest. The transaction closed on January 5, 2016. The obligation to acquire its interest is recorded as a deferred financing obligation in the other liabilities section of our consolidated balance sheet.

The results of operations from the property are included in the consolidated statements of operations beginning on the acquisition date. The aggregate revenues and net loss from the property from the acquisition date through December 31, 2013, were $11.1 million and $3.5 million, respectively. The following unaudited condensed pro forma financial information for the year ended December 31, 2013 is presented as if the acquisition had been consummated as of January 1, 2012, the beginning of the previous reporting period (in thousands, except per share data):

(unaudited)
(Pro forma)
Year ended
December 31,
2013
Total Revenue	$408,333
Income from continuing operations	85,836
Net income attributable to Tanger Factory Outlet Centers, Inc.	80,621
Basic earnings per common share	0.86
Diluted earnings per common share	0.86

Supplemental pro forma earnings for 2013 were adjusted to exclude $1.0 million of third-party acquisition costs incurred in 2013 and $26.0 million of nonrecurring gain related to the fair value adjustment.

4. Disposition of Properties and Properties Held for Sale

The following table sets forth the properties sold for the years ended 2015 and 2014 (in thousands):

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2015 Dispositions:
Barstow	Barstow, CA	October 2015	171	$105,793	$86,506
Kittery I and II, Tuscola, and West Branch	Kittery, ME, Tuscola, IL, and West Branch, MI	September 2015	439	$43,304	$20,215

2014 Dispositions:
Lincoln City	Lincoln City, OR	December 2014	270	$38,993	$7,513

The rental properties did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies), thus their results of operations have remained in continuing operations.

2015 Dispositions

During 2015, we sold our Kittery I & II, Tuscola, and West Branch and Barstow outlet centers for a gain of $106.7 million, in aggregate, and we received a combined net proceeds of $149.1 million of which $121.3 million is recorded in restricted cash as of December 31, 2015. The restricted cash represents the cash proceeds from property sales that are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

2014 Dispositions and assets held for sale

In the fourth quarter of 2014, we entered into an agreement with a private buyer to acquire our outlet center in Lincoln City, Oregon along with an option agreement to purchase an additional four properties, which have been classified as rental property held for sale as of December 31, 2014 on the consolidated balance sheets. Subsequently, the buyer purchased the Lincoln City outlet center in December 2014 for a gain of $7.5 million, but during 2015 chose not to exercise the option to purchase the additional four properties. In July 2015, we concluded that the sale of these four additional outlet centers was no longer probable, reclassified the assets from held for sale to held and used, and recorded an adjustment of approximately $1.6 million representing the depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used.

The carrying values of the assets classified as rental property held for sale at December 31, 2014 totaled $46.0 million and were comprised of the following (in thousands):

2014
Rental property, net	$43,532
Deferred lease costs and other intangibles, net	757
Prepaids and other assets	1,716
Rental property held for sale	$46,005

5. Development of Consolidated Rental Properties

Foxwoods

In May 2015, we opened an approximately 312,000 square foot outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $1.0 million and our equity contributions totaled approximately $58.8 million. Contributions we make in excess of $40.0 million earn a preferred rate of return of 15% from the date of contribution. In addition, each partner earns a rate of return of 10% on their initial capital contributions from the date of contribution. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 67%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

Grand Rapids

In July 2015, we opened an approximately 352,000 square foot wholly-owned outlet center near Grand Rapids, Michigan. The outlet center is located 11 miles south of downtown Grand Rapids at the southwest quadrant of US-131 and 84th Street in Byron Township, Michigan, with visibility from both roads.

Southaven

In November 2015, we opened an approximately 320,000 square foot outlet center in Southaven, Mississippi. In January 2015, we purchased land for approximately $14.8 million and commenced construction on the development of Tanger Outlets Southaven, which is located less than five miles south of Memphis, Tennessee. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes. As of December 31, 2015, our partner’s equity contributions totaled approximately $461,000 and our equity contributions totaled approximately $26.5 million. From the date our equity contributions are made, we earn a preferred rate of return of 10% for senior contributions and 14% for junior contributions. As of December 31, 2015, the balance of our senior contributions was $17.7 million and our junior contributions was $8.3 million.

Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned contributions and all unpaid returns earned on those contributions prior to any distributions being made to our partner. Accordingly, we expect our current economic interest in the venture's cash flow to be greater than our legal ownership percentage of 50%. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

The table below sets forth our consolidated outlet centers under development of December 31, 2015:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Daytona Beach	352	$17.3	—	Holiday 2016

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida. The outlet center is expected to be approximately 352,000 square feet and to open by Holiday 2016.

6. Investments in Unconsolidated Real Estate Joint Ventures

Our investments in unconsolidated joint ventures as of December 31, 2015 and 2014 aggregated $201.1 million and $208.0 million, respectively. We have evaluated the accounting treatment for each of the joint ventures and have concluded based on the current facts and circumstances that the equity method of accounting should be used to account for the individual joint ventures. At December 31, 2015 and 2014, we were members of the following unconsolidated real estate joint ventures:

As of December 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Columbus	Columbus, OH	50.0%	—	$21.1	$—
National Harbor	National Harbor, MD	50.0%	339	6.1	87.0
RioCan Canada	Various	50.0%	870	117.2	11.3
Savannah (1)	Savannah, GA	50.0%	377	44.4	89.5
Westgate	Glendale, AZ	58.0%	411	12.3	62.0
				$201.1	$249.8

Charlotte(2)	Charlotte, NC	50.0%	398	$(1.1)	$90.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(1.5)	65.0
				$(2.6)	$155.0

As of December 31, 2014
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt (in millions)
Galveston/Houston	Texas City, TX	50.0%	353	$1.3	$65.0
National Harbor	National Harbor, MD	50.0%	339	9.5	83.7
RioCan Canada	Various	50.0%	870	132.5	15.7
Savannah (1)	Savannah, GA	50.0%	—	46.5	25.5
Westgate	Glendale, AZ	58.0%	381	14.3	54.0
Wisconsin Dells	Wisconsin Dells, WI	50.0%	265	2.4	24.3
Other			—	1.5	—
				$208.0	$268.2

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.2)	$90.0
				$(2.2)	$90.0

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Tanger Ownership column, which states our legal interest in this venture. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fees:
Development and leasing	$1,827	$725	$595
Loan guarantee	746	463	161
Management and marketing	2,853	2,403	2,324
Total Fees	$5,426	$3,591	$3,080

Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.9 million and $4.4 million as of December 31, 2015 and 2014, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. The outlet center is located eight miles southwest of uptown Charlotte at the interchange of I-485 and Steele Creek Road (North Carolina Highway 160). Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. The loan balance as of December 31, 2015 was approximately $90.0 million. Our partner is providing property management, marketing and leasing services to the joint venture. During construction, we provided development services to the joint venture and joint leasing services with our partner.

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on a 350,000 square foot outlet center in Columbus, Ohio. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. The construction of the center is currently being funded with equity contributions from the partners. As of December 31, 2015, we and our partner had each contributed $20.6 million to fund development activities. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Galveston/Houston

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

National Harbor

In November 2013, we opened an approximately 339,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2015 was approximately $87.0 million. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. We have agreed to provide leasing and marketing services for the outlet centers and RioCan has agreed to provide development and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. Located in suburban Kanata off the TransCanada Highway (Highway 417) at Palladium Drive, the outlet center currently contains approximately 284,000 square feet, with additional square footage totaling approximately 28,000 square feet related to an anchor tenant expected to be completed and opened in early 2016.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 309,000 square feet.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur, is located northwest of Montreal adjacent to Highway 15 in the town of Saint-Sauveur, Quebec and is approximately 116,000 square feet. The Bromont Outlet Mall, is located east of Montreal near the eastern townships adjacent to Highway 10 in the town of Bromont, Quebec and is approximately 161,000 square feet.

Savannah

In April 2015, we opened an approximately 377,000 square foot outlet center in Savannah, Georgia. As of December 31, 2015, our equity contributions totaled $45.8 million and our partner’s equity contributions totaled $8.3 million. Contributions we made in excess of our partners' equity contributions are considered preferred equity and earned a preferred rate of return equal to 8% from the date the contributions were made until the outlet center’s grand opening in April 2015, and will earn 10% annually thereafter. Under the terms of the joint venture's operating agreement, upon liquidation, we would receive all of our unreturned preferred equity contributions and all unpaid returns earned on those contributions prior to any distributions being made to our equity partner. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based at depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of December 31, 2015, the balance on the loan was $89.5 million. The additional $11.4 million is available for construction of the approximately 42,000 square foot expansion that is currently in process. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Westgate/Glendale

In November 2012, we opened our Westgate outlet center, located in Glendale, Arizona, which was developed through, and currently owned by, a joint venture that was formed in May 2012.

During the first quarter of 2015, the joint venture completed the remaining 28,000 square feet of a 78,000 square foot expansion of the existing property which upon completion increased the total square feet of the outlet center to approximately 411,000 square feet. Construction commenced on the expansion during the second quarter of 2014 and was funded with borrowings under the amended Westgate mortgage loan. The joint venture's amended and restated construction loan is fully funded with a balance of $62.0 million as of December 31, 2015. The loan initially matured in June 2015, and during the second quarter of 2015 the joint venture exercised the two year option to extend the maturity date of the loan to June 2017. We are providing property management, construction supervision, marketing and leasing services to the joint venture.
Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the outlet center located in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2015 and 2014 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2015	2014
Assets
Land	$103,046	$102,601
Buildings, improvements and fixtures	615,662	542,501
Construction in progress, including land under development	62,308	104,780
	781,016	749,882
Accumulated depreciation	(60,629)	(48,233)
Total rental property, net	720,387	701,649
Cash and cash equivalents	28,723	46,917
Deferred lease costs, net	18,399	21,234
Deferred debt origination costs, net	3,909	5,995
Prepaids and other assets	14,455	12,766
Total assets	$785,873	$788,561
Liabilities and Owners' Equity
Mortgages payable	$404,844	$358,219
Accounts payable and other liabilities	31,805	70,795
Total liabilities	436,649	429,014
Owners' equity	349,224	359,547
Total liabilities and owners' equity	$785,873	$788,561

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2015	2014	2013
Revenues (1)	$106,042	$78,625	$85,682
Expenses:
Property operating	40,639	30,986	31,610
General and administrative	571	621	977
Acquisition costs	—	—	477
Abandoned development costs	—	472	153
Depreciation and amortization	34,516	23,426	26,912
Total expenses	75,726	55,505	60,129
Operating income	30,316	23,120	25,553
Gain on early extinguishment of debt (2)	—	—	13,820
Interest expense	(8,674)	(5,459)	(11,602)
Other nonoperating income	19	—	$—
Net income	$21,661	$17,661	$27,771
The Company and Operating Partnership's share of:
Net income	$11,484	$9,053	$11,040
Depreciation and asset impairments (real estate related) (2)	20,052	12,212	12,419

(1)
Note that revenues for the year ended December 31, 2013 include approximately $9.5 million of other income from the settlement of a lawsuit at Deer Park prior to our acquisition of an additional one-third interest in and the consolidation of the property.

(2)	Represents a gain on early extinguishment of debt that was recorded as part of the refinancing of the debt at Deer Park in August 2013 (See Note 3).

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Deferred lease costs	$70,379	$61,205
Intangible assets:
Above market leases	43,340	44,144
Lease in place value	68,194	69,893
Tenant relationships	55,538	57,230
Other intangibles	42,614	42,789
	280,065	275,261
Accumulated amortization	(152,976)	(134,378)
Deferred lease costs and other intangibles, net	$127,089	$140,883

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2015 and 2014 were $10.4 million and $12.9 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2015, 2014 and 2013 was $16.7 million, $20.9 million and $19.8 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2015, 2014 and 2013 was $(2.0) million, $(2.8) million and $(686,000), respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/below market leases, net	Deferred lease costs and other intangibles
2016	$2,142	$9,652
2017	2,087	7,943
2018	1,926	7,022
2019	463	4,809
2020	113	4,079
Total	$6,731	$33,505

Deferred debt origination costs, net as of December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Deferred debt origination costs	$24,955	$22,126
Accumulated amortization	(13,073)	(10,000)
Deferred debt origination costs, net	$11,882	$12,126

Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2015, 2014 and 2013 was $2.7 million, $2.4 million and $2.2 million, respectively.

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

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company (in thousands):

	December 31, 2015	December 31, 2014
Unsecured lines of credit	$190,300	$111,000
Unsecured term loan	$250,000	$250,000
Ocean City mortgage	$—	$17,926
9.    Debt of the Operating Partnership

Debt as of December 31, 2015 and 2014 consists of the following (in thousands):

			As of		As of
			December 31, 2015		December 31, 2014
	Stated Interest Rate(s)	Maturity Date	Principal	Premium (Discount)	Principal	Premium (Discount)
Senior, unsecured notes:
Senior notes	6.125%	June 2020	$300,000	$(1,071)	$300,000	$(1,276)
Senior notes	3.875%	December 2023	250,000	(3,378)	250,000	(3,732)
Senior notes	3.750%	December 2024	250,000	(1,298)	250,000	(1,418)

Mortgages payable:
Atlantic City (1)	5.14%-7.65%	November 2021- December 2026	43,312	3,293	45,997	3,694
Deer Park	LIBOR + 1.50%	August 2018	150,000	(845)	150,000	(1,161)
Foxwoods	LIBOR + 1.65%	December 2017	70,250	—	25,235	—
Hershey (1)	5.17%-8.00%	—	—	—	29,271	399
Ocean City (1)	5.24%	—	—	—	17,827	99
Southaven	LIBOR + 1.75%	April 2018	45,824	—	—	—
Note payable (1)	1.50%	June 2016	10,000	(81)	10,000	(241)
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	—	250,000	—
Unsecured term note	LIBOR + 1.30%	August 2017	7,500	—	7,500	—
Unsecured lines of credit	LIBOR + 0.90%	October 2019	190,300	—	111,000	—
			$1,567,186	$(3,380)	$1,446,830	$(3,636)

(1)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05%, Ocean City 4.68%, Hershey 3.40% and note payable 3.15%.

Certain of our properties, which had a net book value of approximately $622.8 million at December 31, 2015, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to$1.0 billion through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2015, we were in compliance with all of our debt covenants.

2015 Transactions

Southaven Mortgage

In April 2015, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

Hershey Mortgage

May 2015, we repaid the mortgages associated with our Hershey outlet center, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and it had a principal balance at the date of extinguishment of $29.0 million.

Ocean City Mortgage

In July 2015, we repaid the mortgage associated with our Ocean City outlet center, which was assumed as part of the acquisition of the property in 2011. The maturity date of the mortgage was January 6, 2016 and had a principal balance at the date of extinguishment of $17.6 million.

Extension of Unsecured Lines of Credit

In October 2015, we closed on amendments to our unsecured lines of credit, extending the maturity and reducing our interest rate. The maturity date of these facilities was extended from October 2017 to October 2019 with the ability to further extend the maturity date for an additional year at our option. The interest rate was reduced from LIBOR + 1.00% to LIBOR + 0.90% based on our current credit rating and the maximum borrowings to which the syndicated line could be increased through an accordion feature in certain circumstances was increased from $750.0 million to $1.0 billion. Loan origination costs associated with the amendments totaled approximately $2.0 million.

2014 Transactions

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

Foxwoods Mortgage

In December 2014, the consolidated joint venture closed on a mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. The loan initially matures in December 2017, with two one-year extension options.

2013 Transactions

Assumption of $150.0 Million Deer Park Mortgage

In August 2013, as part of the acquisition of a controlling ownership interest in Deer Park, we assumed an $150.0 million interest only mortgage loan, including a fair value discount of $1.6 million. The loan has a five year term and carries an interest rate of LIBOR + 1.50%.

Derivatives

In October 2013, to reduce our floating rate debt exposure, we entered into interest rate swap agreements on notional amounts totaling $150.0 million that fixed the base LIBOR rate at an average of 1.30% from November 2013 to August 2016.

Extension of Unsecured Lines of Credit

In October 2013, we amended our unsecured lines of credit, extending the maturity, and reducing the overall borrowing costs. The maturity of these facilities was extended from November 10, 2015 to October 24, 2017 with the ability to further extend the maturity for an additional year at our option. The annual commitment fee, which is payable on the full $520.0 million in loan commitments, was reduced from 0.175% to 0.15%, and the interest rate spread over LIBOR was reduced from 1.10% to 1.00% based on our current credit rating. Loan origination costs associated with the amendments totaled approximately $1.5 million. The lines of credit were further amended in October 2015 as discussed above.

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2015 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2016	$12,842
2017	80,758
2018	199,008
2019	443,669
2020	303,566
Thereafter	527,343
Subtotal	1,567,186
Net discount	(3,380)
Total	$1,563,806

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2015 and December 31, 2014 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	2015	2014
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(212)	$26
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(198)	40
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(206)	29
Total		$150,000			$(616)	$95

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. For the year end December 31, 2015, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	Location of Reclassification from Accumulated Other Comprehensive Income Into Income
		December 31,
		2015	2014	2013
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative		$(711)	$(1,287)	$1,382

Treasury Rate Lock (Effective Portion):
Amount of gain reclassified from accumulated OCI into income	Interest Expense	$—	$741	$371

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

11.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2015:
Assets:
Interest rate swaps (other liabilities)	$(616)	$—	$(616)	$—
Total liabilities	$(616)	$—	$(616)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2014:
Assets:
Interest rate swaps (prepaids and other assets)	$95	$—	$95	$—
Total assets	$95	$—	$95	$—

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	December 31, 2015	December 31, 2014
Fair value of debt	$1,615,833	$1,493,519
Recorded value of debt	$1,563,806	$1,443,194

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

2015 Transactions

For the year ended December 31, 2015, 25,663 Class A common limited partnership units of the Operating Partnership were exchanged for an equal number of common shares of the Company.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2015, 2014 and 2013:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2012	1,000,000	4,761,864	93,061,384	97,823,248
Exchange of Class A limited partnership units	—	(67,428)	67,428	—
Issuance of restricted units	—	—	332,373	332,373
Units issued upon exercise of options	—	—	44,500	44,500
Units issued as consideration for business acquisition (see Note 3)	—	450,576	—	450,576
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Units withheld for employee income taxes	—	—	(412,239)	(412,239)
Exchange of Class A limited partnership units	—	(66,606)	66,606	—
Issuance of restricted units	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	47,000	47,000
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Units withheld for employee income taxes	—	—	(31,863)	(31,863)
Exchange of Class A limited partnership units	—	(25,663)	25,663	—
Issuance of restricted units	—	—	348,844	348,844
Units issued upon exercise of options	—	—	28,400	28,400
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568

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

In 2015 and 2014, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, and additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company. As discussed in Note 12, for the years ended December 31, 2015 and 2014 Non-Company LPs exchanged 25,663 and 66,606 Class A common limited partnership units of the Operating Partnership, respectively for an equal number of common shares of the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2015	2014
Net income attributable to Tanger Factory Outlet Centers, Inc.	$211,200	$74,011
Increase (decreases) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests (1)	(402)	741
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$210,798	$74,752

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$211,200	$74,011	$107,557
Less allocation of earnings to participating securities	(2,408)	(1,872)	(1,126)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$208,792	$72,139	$106,431
Denominator
Basic weighted average common shares	94,698	93,769	93,311
Effect of notional units	—	—	849
Effect of outstanding options and certain restricted common shares	61	70	87
Diluted weighted average common shares	94,759	93,839	94,247

Basic earnings per common share:
Net income	$2.20	$0.77	$1.14

Diluted earnings per common share:
Net income	$2.20	$0.77	$1.13

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the years ended December 31, 2015 and 2014, 227,400 options and 259,000 options were excluded from the computation, respectively. There were no options excluded from the computation for the year ended December 31, 2013. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit amounts). Note that all per unit amounts reflect a four-for-one split of the Operating Partnership's units in August 2013:

	2015	2014	2013
Numerator
Net income attributable to partners of the Operating Partnership	$222,531	$78,048	$113,200
Allocation of earnings to participating securities	(2,413)	(1,873)	(1,129)
Net income available to common unitholders of the Operating Partnership	$220,118	$76,175	$112,071
Denominator
Basic weighted average common units	99,777	98,883	98,193
Effect of notional units	—	—	849
Effect of outstanding options and certain restricted common units	61	70	87
Diluted weighted average common units	99,838	98,953	99,129

Basic earnings per common unit:
Net income	$2.21	$0.77	$1.14

Diluted earnings per common unit:
Net income	$2.20	$0.77	$1.13

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2015 and 2014, 227,400 options and 259,000 options were excluded from the computation, respectively. There were no options excluded from the computation for the year ended December 31, 2013.

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

17.    Equity-Based Compensation

When a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We may issue up to 15.4 million common shares under the Plan. Through December 31, 2015, we had granted 7,560,260 options, net of options forfeited; 4,898,708 restricted common share awards, net of restricted common shares forfeited or withheld for employees' tax obligations; and notional units which may result in the issuance of a maximum of 636,300 common shares. Shares remaining available for future issuance totaled 2,304,732 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded share based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively, as follows (in thousands):

	2015	2014	2013
Restricted common shares	$11,220	$9,978	$8,354
Notional unit performance awards	3,030	4,313	2,847
Options	462	459	175
Total share based compensation	$14,712	$14,750	$11,376

Share-based compensation expense capitalized as a part of rental property and deferred lease costs during the years ended December 31, 2015, 2014 and 2013 was $837,000, $709,000 and $367,000, respectively.

As of December 31, 2015, there was $28.2 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Common Share Awards

During 2015, 2014 and 2013, the Company granted 357,844, 373,960 and 349,373 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over a five year period. For the restricted shares issued to our chief executive officer during 2015, 2014 and 2013, the restricted share agreement requires him to hold the shares for a minimum of three years following each applicable vesting date thereof. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

The following table summarizes information related to unvested restricted common shares outstanding as of December 31, 2015:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2014	1,099,450	$29.01
Granted	357,844	36.69
Vested	(371,299)	28.12
Forfeited	—	—
Outstanding at December 31, 2015	1,085,995	$31.84

The total value of restricted common shares vested during the years ended 2015, 2014 and 2013 was $13.1 million, $46.6 million and $10.9 million, respectively. During 2015 and 2014, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were 31,863 and 412,239 for 2015 and 2014, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. No shares were withheld during 2013. Total amounts paid for the employees' tax obligation to taxing authorities were $1.1 million and $15.5 million for 2015 and 2014, respectively, which is reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

2015 Outperformance Plan

In February 2015 the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2015 Outperformance Plan (the “2015 OPP"). The 2015 OPP is a long-term performance based incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 306,600 restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group over a three year measurement period. The measurement period for the 2015 OPP is January 1, 2015 through December 31, 2017.

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

The maximum number of shares will be earned under this plan if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the respective three-year measurement periods and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the respective three-year measurement period. The maximum value of the awards that could be earned on December 31, 2017, if the Company achieves or exceeds the 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the applicable three-year measurement period, will equal approximately $14.5 million.

With respect to 60% of the performance shares, 33.33% of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 30%, and 100% of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 40% of the performance shares, 33.33% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group is based on companies included in the SNL Equity REIT index.

The performance shares for the 2015 OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a penny-for-penny basis with respect to any dividend payments made during the measurement period. The compensation expense is amortized using the graded vesting attribution method over the requisite service period. The fair value of the awards are calculated using a Monte Carlo simulation pricing model.

2014 and 2013 Outperformance Plans

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

With respect to 70% of the performance shares, 33.33%of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 25% over the three-year measurement period, 66.67% of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 30%, and 100% of this portion of the award will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to 30% of the performance shares, 33.33% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 50th percentile of its peer group over the three-year measurement period, 66.67% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 60th percentile of its peer group during this period, and 100% of this portion of the award will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group is based on companies included in the SNL Equity REIT index.

The performance shares for the 2014 OPP and 2013 OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a penny-for-penny basis with respect to any dividend payments made during the measurement period. The compensation expense is amortized using the graded vesting attribution method over the requisite service period. The fair value of the awards are calculated using a Monte Carlo simulation pricing model.

On December 31, 2015, the measurement period for the 2013 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2013 OPP performance awards were automatically forfeited.

2010 Multi Year Performance Plan

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

Option Awards

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

Options outstanding at December 31, 2015 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$26.06	91,000	$26.06	5.16	62,500	$26.06
32.02	227,400	32.02	8.01	42,200	32.02
	318,400	$30.32	7.19	104,700	$28.46

A summary of option activity under the Plan as of December 31, 2015 and changes during the year then ended is presented below (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2014	370,500	$30.20
Granted	—	—
Exercised	(28,400)	27.76
Forfeited	(23,700)	31.58
Outstanding as of December 31, 2015	318,400	$30.32	7.19	$924

Vested and Expected to Vest as of
December 31, 2015	258,633	$30.13	7.10	$800

Exercisable as of December 31, 2015	104,700	$28.46	6.31	$498

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $200,000, $724,000 and $905,000, respectively.

18. Accumulated Other Comprehensive Income of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2012	$(5)	$1,205	$1,200	$—	$(93)	$(93)
Amortization of cash flow hedges	—	(353)	(353)	—	(18)	(18)
Unrealized loss on foreign currency translation adjustments	(4,708)	—	(4,708)	(260)	—	(260)
Change in fair value of cash flow hedges	—	1,310	1,310	—	—	—
Realized loss on foreign currency	123	—	123	6	72	78
Balance December 31, 2013	(4,590)	2,162	(2,428)	(254)	(39)	(293)
Amortization of cash flow hedges	—	(852)	(852)	—	111	111
Unrealized loss on foreign currency translation adjustments	(9,523)	—	(9,523)	(519)	—	(519)
Change in fair value of cash flow hedges	—	(1,220)	(1,220)	—	(67)	(67)
Balance December 31, 2014	(14,113)	90	(14,023)	(773)	5	(768)
Unrealized loss on foreign currency translation adjustments	(22,017)	—	(22,017)	(1,183)	—	(1,183)
Change in fair value of cash flow hedges	—	(675)	(675)	—	(36)	(36)
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2015, 2014, and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2015	2014	2013
Amortization of cash flow hedges	$—	$(852)	$(353)	Interest expense
Realized loss on foreign currency	$—	$—	$123	Interest expense

19. Accumulated Other Comprehensive Income of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(5)	$1,112	$1,107
Amortization of cash flow hedges	—	(371)	(371)
Unrealized loss on foreign currency translation adjustments	(4,968)	—	(4,968)
Change in fair value of cash flow hedges	—	1,382	1,382
Realized loss on foreign currency	129	—	129
Balance December 31, 2013	(4,844)	2,123	(2,721)
Amortization of cash flow hedges	—	(741)	(741)
Unrealized loss on foreign currency translation adjustments	(10,042)	—	(10,042)
Change in fair value of cash flow hedges	—	(1,287)	(1,287)
Balance December 31, 2014	(14,886)	95	(14,791)
Unrealized loss on foreign currency translation adjustments	(23,200)	—	(23,200)
Change in fair value of cash flow hedges	—	(711)	(711)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)

The following represents amounts reclassified out of accumulated other comprehensive income into earnings during the years ended December 31, 2015, 2014, and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in Statement of Operations
	2015	2014	2013
Amortization of cash flow hedges	$—	$(741)	$(371)	Interest expense
Realized loss on foreign currency	—	—	129	Interest expense

20.    Supplementary Income Statement Information

The following amounts are included in property operating expenses in income from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Advertising and promotion	$29,144	$25,431	$24,035
Common area maintenance	68,886	65,980	57,693
Real estate taxes	26,168	25,644	21,976
Other operating expenses	22,305	20,367	17,342
	$146,503	$137,422	$121,046

21.    Lease Agreements

As of December 31, 2015, we were the lessor to over 2,400 stores in our 34 consolidated outlet centers, under operating leases with initial terms that expire from 2016 to 2032. Future minimum lease receipts under non-cancellable operating leases as of December 31, 2015, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2016	$264,249
2017	240,284
2018	208,880
2019	174,269
2020	152,380
Thereafter	453,760
$1,493,822

22.    Commitments and Contingencies

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2016 to 2101. Annual rental payments for these leases totaled approximately $6.4 million, $6.0 million and $5.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Minimum lease payments for the next five years and thereafter are as follows (in thousands):

2016	$5,982
2017	5,981
2018	5,667
2019	5,716
2020	5,720
Thereafter	294,851
$323,917

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $56.0 million at December 31, 2015. Contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $48.9 million at December 31, 2015, of which our portion was approximately $24.4 million. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2015 and do not necessary represent the total cost to complete the projects.

We are also subject to legal proceedings and claims which have arisen in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial statements. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements.

23.    Subsequent Events

Fort Myers Property Sale

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. We estimate the gain to be recognized in the first quarter of 2016 to be approximately $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot outlet center in Deer Park outlet center. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the asset sales for tax purposes.

2016 Outperformance Plan

In February 2016, the Compensation Committee of Tanger Factory Outlet Centers, Inc. (the “Company”) approved the terms of the Tanger Factory Outlet Centers, Inc. 2016 Outperformance Plan (the “2016 OPP"). The 2016 OPP provides for the grant of performance shares under the Incentive Award Plan of Tanger Factory Outlet Centers, Inc and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014). Under the 2016 OPP, the Company granted an aggregate of 321,900 performance shares to award recipients, which may convert, subject to the achievement of the goals described below, into a maximum of 321,900 restricted common shares of the Company based on the Company’s absolute share price appreciation and its share price appreciation relative to its peer group, over the three-year measurement period from February 10, 2016 through February 9, 2019.

The 2016 OPP is a long-term incentive compensation plan pursuant to which award recipients may earn up to an aggregate of 321,900 restricted common shares of the Company based on the Company’s share price appreciation (or total shareholder return) over three years beginning on February 10, 2016. The maximum number of shares will be earned under this plan if the Company both (a) achieves 35% or higher share price appreciation, inclusive of all dividends paid, over the three-year measurement period and (b) is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period. The Company expects that the value of the awards, if the Company achieves a 35% share price appreciation and is in the 70th or greater percentile of its peer group for total shareholder return over the three-year measurement period, will equal approximately $12.8 million.

Any shares earned on February 9, 2019 are also subject to a time based vesting schedule. 50% of the shares will vest on February 15, 2019 and the remaining 50% will vest on February 15, 2020, contingent upon continued employment with the Company through the vesting dates.

With respect to 50% of the performance shares (or 160,950 shares), 20% of this portion of the award (or 32,190 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 18% over the three-year measurement period, 60% of this portion of the award (or 96,750 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 26.5%, and 100% of this portion of the award (or 160,950 shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to the other 50% of the performance shares (or 160,950), 20% of this portion of the award (or 32,190 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 40th percentile of its peer group over the three-year measurement period, 60% of this portion of the award (or 96,750 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 55th percentile of its peer group during this period, and 100% of this portion of the award (or 160,950 shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group is based on companies included in the SNL Equity REIT index.

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

24.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2015 and 2014 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2015 (1)
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Total revenues	$105,926	$107,736	$112,906	$112,801
Operating income	32,900	36,894	36,376	38,291
Net income	36,386	25,359	46,460	113,963
Income attributable to Tanger Factory Outlet Centers, Inc.	34,512	24,481	44,075	108,132
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	34,104	24,173	43,581	106,934

Basic earnings per common share:
Net income	$0.36	$0.26	$0.46	$1.13

Diluted earnings per common share:
Net income	$0.36	$0.26	$0.46	$1.13

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the first quarter of 2015, net income includes a gain of $13.7 million, on the sale of our equity interest in the unconsolidated joint venture that owned the Wisconsin Dells outlet center.

(3)	In the third quarter of 2015, net income includes a gain of $20.2 million on the sale of our Kittery I and II, Tuscola, and West Branch outlet centers.

(4)	In the fourth quarter of 2015, net income includes a gain of $86.5 million on the sale of our Barstow outlet center.

	Year Ended December 31, 2014 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Total revenues	$102,783	$102,212	$105,189	$108,374
Operating income	28,368	32,625	35,283	35,587
Net income	15,440	19,895	24,297	18,520
Income attributable to Tanger Factory Outlet Centers, Inc.	14,616	18,850	23,003	17,542
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	14,187	18,369	22,522	17,061

Basic earnings per common share :
Net income	$0.15	$0.20	$0.24	$0.18

Diluted earnings per common share:
Net income	$0.15	$0.20	$0.24	$0.18

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)
For the fourth quarter, net income includes a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2015 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2015 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$46,606	$—	$125,988	$—	$3,127	$—	$129,115	$129,115	$20,322	2011 (3)	(2)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	8,150	1,963	17,574	19,537	8,887	1997 (3)	(2)
Branson	Branson, MO	—	4,407	25,040	396	21,271	4,803	46,311	51,114	27,199	1994	(2)
Charleston	Charleston, SC	—	10,353	48,877	—	13,039	10,353	61,916	72,269	23,692	2006	(2)
Commerce	Commerce, GA	—	1,262	14,046	707	33,901	1,969	47,947	49,916	28,803	1995	(2)
Daytona Beach	Daytona Beach, FL	—	—	16,699	—	—	—	16,699	16,699	—	(4)	(2)
Deer Park	Deer Park, NY	149,155	82,413	173,044	—	3,448	82,413	176,492	258,905	17,564	2013 (3)	(2)
Foley	Foley, AL	—	4,400	82,410	693	40,720	5,093	123,130	128,223	46,826	2003 (3)	(2)
Foxwoods	Mashantucket, CT	70,250	—	130,562	—	—	—	130,562	130,562	3,338	2015	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	35,059	679	50,954	51,633	27,622	1992	(2)
Grand Rapids	Grand Rapids, MI	—	8,180	75,479	—	—	8,180	75,479	83,659	1,812	2015	(4)
Hershey	Hershey, PA	—	3,673	48,186	—	2,927	3,673	51,113	54,786	8,558	2011(3)	(2)
Hilton Head I	Bluffton, SC	—	4,753	—	—	32,920	4,753	32,920	37,673	9,205	2011	(2)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	9,728	5,128	30,396	35,524	12,864	2003 (3)	(2)
Howell	Howell, MI	—	2,250	35,250	—	11,794	2,250	47,044	49,294	20,351	2002 (3)	(2)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	7,220	2,752	118,496	121,248	18,308	2011(3)	(2)
Lancaster	Lancaster, PA	—	3,691	19,907	—	22,704	3,691	42,611	46,302	25,101	1994 (3)	(2)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	26,986	2,558	38,787	41,345	23,223	1994	(2)
Mebane	Mebane, NC	—	8,821	53,362	—	2,043	8,821	55,405	64,226	17,435	2010	(2)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	6,477	—	87,210	87,210	23,892	2009 (3)	(2)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	10,236	57,094	—	36,947	10,236	94,041	104,277	35,090	2003 (3)	(2)
Nags Head	Nags Head, NC	—	1,853	6,679	—	5,831	1,853	12,510	14,363	7,420	1997 (3)	(2)
Ocean City	Ocean City, MD	—	—	16,334	—	7,782	—	24,116	24,116	4,695	2011(3)	(2)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2015 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2015 (1)
Outlet Center Name	Location	Encum-brances	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	26,379	7,243	59,976	67,219	21,138	2003 (3)	(2)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	12,938	5,531	104,226	109,757	39,319	2008	(2)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	35,241	22,475	109,450	131,925	40,018	2003 (3)	(2)
Riverhead	Riverhead, NY	—	—	36,374	6,152	107,799	6,152	144,173	150,325	79,440	1993	(2)
San Marcos	San Marcos, TX	—	1,801	9,440	1,548	55,813	3,349	65,253	68,602	37,551	1993	(2)
Sanibel	Fort Myers, FL	—	4,916	23,196	—	12,585	4,916	35,781	40,697	20,383	1998 (3)	(2)
Sevierville	Sevierville, TN	—	—	18,495	—	47,298	—	65,793	65,793	32,958	1997 (3)	(2)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(2)
Southaven	Southaven, MS	45,824	14,959	62,042	—	—	14,959	62,042	77,001	447	2015	(2)
Terrell	Terrell, TX	—	523	13,432	—	9,400	523	22,832	23,355	17,199	1994	(2)
Tilton	Tilton, NH	—	1,800	24,838	29	10,560	1,829	35,398	37,227	14,614	2003 (3)	(2)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	6,104	10,497	33,095	43,592	13,861	2003 (3)	(2)
Williamsburg	Williamsburg, IA	—	706	6,781	719	17,322	1,425	24,103	25,528	19,206	1991	(2)
		$311,835	$223,569	$1,599,437	$16,698	$673,513	$240,267	$2,272,950	$2,513,217	$748,341

(1)	Aggregate cost for federal income tax purposes is approximately $2.6 billion.

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

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2015
(in thousands)

The changes in total real estate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$2,263,603	$2,249,819	$1,947,352
Acquisitions	—	—	255,107
Improvements	245,391	160,560	50,283
Dispositions and reclasses to and from rental property held for sale	4,223	(146,776)	(2,923)
Balance, end of year	$2,513,217	$2,263,603	$2,249,819

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$662,236	$654,631	$582,859
Depreciation for the period	85,872	80,057	74,695
Dispositions and reclasses to and from rental property held for sale	233	(72,452)	(2,923)
Balance, end of year	$748,341	$662,236	$654,631