Form 10-Q
period 2016-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2016-05-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, there were 96,127,107 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,126,507 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections, as applicable, for each of the Company and the Operating Partnership:

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

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2016	December 31, 2015
Assets
Rental property
Land	$235,622	$240,267
Buildings, improvements and fixtures	2,219,955	2,249,417
Construction in progress	42,287	23,533
	2,497,864	2,513,217
Accumulated depreciation	(749,325)	(748,341)
Total rental property, net	1,748,539	1,764,876
Cash and cash equivalents	18,877	21,558
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	218,732	201,083
Deferred lease costs and other intangibles, net	123,404	127,089
Prepaids and other assets	81,054	78,913
Total assets	$2,190,606	$2,314,825
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$789,635	$789,285
Unsecured term loans, net	258,540	265,832
Mortgages payable, net	167,603	310,587
Unsecured lines of credit, net	259,890	186,220
Total debt	1,475,668	1,551,924
Accounts payable and accrued expenses	67,608	97,396
Deferred financing obligation	—	28,388
Other liabilities	31,758	31,085
Total liabilities	1,575,034	1,708,793
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 96,126,507 and 95,880,825 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	961	959
Paid in capital	808,779	806,379
Accumulated distributions in excess of net income	(195,654)	(195,486)
Accumulated other comprehensive loss	(29,814)	(36,715)
Equity attributable to Tanger Factory Outlet Centers, Inc.	584,272	575,137
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	30,711	30,309
Noncontrolling interests in other consolidated partnerships	589	586
Total equity	615,572	606,032
Total liabilities and equity	$2,190,606	$2,314,825
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Base rentals	$72,623	$67,629
Percentage rentals	2,150	2,229
Expense reimbursements	33,242	33,364
Management, leasing and other services	1,121	1,283
Other income	1,669	1,421
Total revenues	110,805	105,926
Expenses
Property operating	37,874	37,732
General and administrative	11,565	11,305
Depreciation and amortization	26,567	23,989
Total expenses	76,006	73,026
Operating income	34,799	32,900
Other income/(expense)
Interest expense	(14,884)	(13,089)
Gain on sale of assets and interests in unconsolidated joint ventures	4,887	13,726
Other nonoperating income	316	306
Income before equity in earnings of unconsolidated joint ventures	25,118	33,843
Equity in earnings of unconsolidated joint ventures	3,499	2,543
Net income	28,617	36,386
Noncontrolling interests in Operating Partnership	(1,444)	(1,855)
Noncontrolling interests in other consolidated partnerships	(23)	(19)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$27,150	$34,512

Basic earnings per common share
Net income	$0.28	$0.36
Diluted earnings per common share
Net income	$0.28	$0.36

Dividends declared per common share	$0.285	$0.240
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
Net income	$28,617	$36,386
Other comprehensive income (loss)
Foreign currency translation adjustments	8,654	(11,076)
Change in fair value of cash flow hedges	(1,386)	(1,287)
Other comprehensive income (loss)	7,268	(12,363)
Comprehensive income	35,885	24,023
Comprehensive income attributable to noncontrolling interests	(1,834)	(1,243)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$34,051	$22,780
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	34,512	—	34,512	1,855	19	36,386
Other comprehensive loss	—	—	—	(11,732)	(11,732)	(631)	—	(12,363)
Compensation under Incentive Award Plan	—	3,801	—	—	3,801	—	—	3,801
Issuance of 8,300 common shares upon exercise of options	—	233	—	—	233	—	—	233
Issuance of 348,844 restricted common shares	3	(3)	—	—	—	—	—	—
Withholding of 30,578 common shares for employee income taxes	—	(1,084)	—	—	(1,084)	—	—	(1,084)
Adjustment for noncontrolling interests in Operating Partnership	—	(59)	—	—	(59)	59	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	198	—	—	198	—	(1)	197
Common dividends ($0.240 per share)	—	—	(22,957)	—	(22,957)	—	—	(22,957)
Distributions to noncontrolling interests	—	—	—	—	—	(1,219)	(29)	(1,248)
Balance, March 31, 2015	$958	$794,652	$(270,124)	$(25,755)	$499,731	$26,481	$639	$526,851

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	27,150	—	27,150	1,444	23	28,617
Other comprehensive income	—	—	—	6,901	6,901	367	—	7,268
Compensation under Incentive Award Plan	—	4,230	—	—	4,230	—	—	4,230
Issuance of 4,500 common shares upon exercise of options	—	123	—	—	123	—	—	123
Issuance of 277,524 restricted common shares	3	(3)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 60,382 common shares for employee income taxes	(1)	(1,920)	—	—	(1,921)	—	—	(1,921)
Adjustment for noncontrolling interests in Operating Partnership	—	(31)	—	—	(31)	31	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1	—	—	1	—	(1)	—
Common dividends ($.285 per share)	—	—	(27,318)	—	(27,318)	—	—	(27,318)
Distributions to noncontrolling interests	—	—	—	—	—	(1,440)	(19)	(1,459)
Balance, March 31, 2016	$961	$808,779	$(195,654)	$(29,814)	$584,272	$30,711	$589	$615,572

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$28,617	$36,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,567	23,989
Amortization of deferred financing costs	744	599
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
Equity in earnings of unconsolidated joint ventures	(3,499)	(2,543)
Share-based compensation expense	4,001	3,613
Amortization of debt (premiums) and discounts, net	959	14
Amortization (accretion) of market rent rate adjustments, net	664	916
Straight-line rent adjustments	(1,607)	(1,269)
Distributions of cumulative earnings from unconsolidated joint ventures	2,709	2,719
Changes in other assets and liabilities:
Other assets	732	1,885
Accounts payable and accrued expenses	(969)	1,806
Net cash provided by operating activities	54,031	54,389
INVESTING ACTIVITIES
Additions to rental property	(34,896)	(51,044)
Additions to investments in unconsolidated joint ventures	(12,161)	(16,419)
Net proceeds on sale of assets and interests in unconsolidated entities	25,785	15,495
Change in restricted cash	121,306	—
Proceeds from insurance reimbursements	72	103
Additions to non-real estate assets	(2,144)	(208)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,394	4,837
Additions to deferred lease costs	(1,520)	(2,338)
Net cash provided by (used in) investing activities	100,836	(49,574)
FINANCING ACTIVITIES
Cash dividends paid	(47,447)	(22,957)
Distributions to noncontrolling interests in Operating Partnership	(2,501)	(1,219)
Proceeds from debt issuances	327,342	118,341
Repayments of debt	(405,246)	(99,742)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,921)	(1,084)
Distributions to noncontrolling interests in other consolidated partnerships	(19)	(29)
Additions to deferred financing costs	(82)	(191)
Proceeds from exercise of options	123	233
Net cash used in financing activities	(158,139)	(6,648)
Effect of foreign currency rate changes on cash and cash equivalents	591	(381)
Net decrease in cash and cash equivalents	(2,681)	(2,214)
Cash and cash equivalents, beginning of period	21,558	16,875
Cash and cash equivalents, end of period	$18,877	$14,661
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2016	December 31, 2015
Assets
Rental property
Land	$235,622	$240,267
Buildings, improvements and fixtures	2,219,955	2,249,417
Construction in progress	42,287	23,533
	2,497,864	2,513,217
Accumulated depreciation	(749,325)	(748,341)
Total rental property, net	1,748,539	1,764,876
Cash and cash equivalents	18,830	21,552
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	218,732	201,083
Deferred lease costs and other intangibles, net	123,404	127,089
Prepaids and other assets	80,820	78,248
Total assets	$2,190,325	$2,314,154
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$789,635	$789,285
Unsecured term loans, net	258,540	265,832
Mortgages payable, net	167,603	310,587
Unsecured lines of credit, net	259,890	186,220
Total debt	1,475,668	1,551,924
Accounts payable and accrued expenses	67,327	96,725
Deferred financing obligation	—	28,388
Other liabilities	31,758	31,085
Total liabilities	1,574,753	1,708,122
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at March 31, 2016 and December 31, 2015	5,724	5,726
Limited partners, 5,052,743 Class A common units, and 95,126,507 and 94,880,825 Class B common units outstanding at March 31, 2016 and December 31, 2015, respectively	640,693	638,422
Accumulated other comprehensive loss	(31,434)	(38,702)
Total partners' equity	614,983	605,446
Noncontrolling interests in consolidated partnerships	589	586
Total equity	615,572	606,032
Total liabilities and equity	$2,190,325	$2,314,154
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Base rentals	$72,623	$67,629
Percentage rentals	2,150	2,229
Expense reimbursements	33,242	33,364
Management, leasing and other services	1,121	1,283
Other income	1,669	1,421
Total revenues	110,805	105,926
Expenses
Property operating	37,874	37,732
General and administrative	11,565	11,305
Depreciation and amortization	26,567	23,989
Total expenses	76,006	73,026
Operating income	34,799	32,900
Other income/(expense)
Interest expense	(14,884)	(13,089)
Gain on sale of assets and interests in unconsolidated joint ventures	4,887	13,726
Other nonoperating income	316	306
Income before equity in earnings of unconsolidated joint ventures	25,118	33,843
Equity in earnings of unconsolidated joint ventures	3,499	2,543
Net income	28,617	36,386
Noncontrolling interests in consolidated partnerships	(23)	(19)
Net income available to partners	28,594	36,367
Net income available to limited partners	28,311	36,007
Net income available to general partner	$283	$360

Basic earnings per common unit
Net income	$0.28	$0.36
Diluted earnings per common unit
Net income	$0.28	$0.36

Distribution declared per common unit	$0.285	$0.240
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
Net income	$28,617	$36,386
Other comprehensive income (loss)
Foreign currency translation adjustments	8,654	(11,076)
Changes in fair value of cash flow hedges	(1,386)	(1,287)
Other comprehensive income (loss)	7,268	(12,363)
Comprehensive income	35,885	24,023
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(23)	(19)
Comprehensive income attributable to the Operating Partnership	$35,862	$24,004
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	360	36,007	—	36,367	19	36,386
Other comprehensive loss	—	—	(12,363)	(12,363)	—	(12,363)
Compensation under Incentive Award Plan	—	3,801	—	3,801	—	3,801
Issuance of 8,300 common units upon exercise of options	—	233	—	233	—	233
Issuance of 348,844 restricted common units	—	—	—	—	—	—
Withholding of 30,578 common units for employee income taxes	—	(1,084)	—	(1,084)	—	(1,084)
Adjustments for noncontrolling interests in consolidated partnerships	—	198	—	198	(1)	197
Common distributions ($.240 per common unit)	(240)	(23,936)	—	(24,176)	—	(24,176)
Distributions to noncontrolling interests	—	—	—	—	(29)	(29)
Balance, March 31, 2015	$4,948	$548,418	$(27,154)	$526,212	$639	$526,851

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	283	28,311	—	28,594	23	28,617
Other comprehensive income	—	—	7,268	7,268	—	7,268
Compensation under Incentive Award Plan	—	4,230	—	4,230	—	4,230
Issuance of 4,500 common units upon exercise of options	—	123	—	123	—	123
Issuance of 277,524 restricted common units	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 60,382 common units for employee income taxes	—	(1,921)	—	(1,921)	—	(1,921)
Adjustment for noncontrolling interests in consolidated partnerships	—	1	—	1	(1)	—
Common distributions ($.285 per common unit)	(285)	(28,473)	—	(28,758)	—	(28,758)
Distributions to noncontrolling interests	—	—	—	—	(19)	(19)
Balance, March 31, 2016	$5,724	$640,693	$(31,434)	$614,983	$589	$615,572

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$28,617	$36,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,567	23,989
Amortization of deferred financing costs	744	599
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
Equity in earnings of unconsolidated joint ventures	(3,499)	(2,543)
Equity-based compensation expense	4,001	3,613
Amortization of debt (premiums) and discounts, net	959	14
Amortization (accretion) of market rent rate adjustments, net	664	916
Straight-line rent adjustments	(1,607)	(1,269)
Distributions of cumulative earnings from unconsolidated joint ventures	2,709	2,719
Changes in other assets and liabilities:
Other assets	301	1,828
Accounts payable and accrued expenses	(579)	2,854
Net cash provided by operating activities	53,990	55,380
INVESTING ACTIVITIES
Additions to rental property	(34,896)	(51,044)
Additions to investments in unconsolidated joint ventures	(12,161)	(16,419)
Net proceeds on sale of assets and interests in unconsolidated entities	25,785	15,495
Change in restricted cash	121,306	—
Proceeds from insurance reimbursements	72	103
Additions to non-real estate assets	(2,144)	(208)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,394	4,837
Additions to deferred lease costs	(1,520)	(2,338)
Net cash provided by (used in) investing activities	100,836	(49,574)
FINANCING ACTIVITIES
Cash distributions paid	(49,948)	(24,176)
Proceeds from debt issuances	327,342	118,341
Repayments of debt	(405,246)	(99,742)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,921)	(1,084)
Distributions to noncontrolling interests in consolidated partnerships	(19)	(29)
Additions to deferred financing costs	(82)	(191)
Proceeds from exercise of options	123	233
Net cash used in financing activities	(158,139)	(6,648)
Effect of foreign currency on cash and cash equivalents	591	(381)
Net decrease in cash and cash equivalents	(2,722)	(1,223)
Cash and cash equivalents, beginning of period	21,552	15,806
Cash and cash equivalents, end of period	$18,830	$14,583
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2016, we owned and operated 33 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 9 unconsolidated outlet centers totaling approximately 2.8 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,126,507 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant.

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

Investments in real estate joint ventures that we do not control but may exercise significant influence are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the joint venture's net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

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

We have concluded that our Savannah and Southaven joint ventures are each considered a VIE because our voting rights are disproportionate to our economic interests and substantially all of each venture's activities either involve us or are conducted on our behalf.

The operating, development, leasing, and management agreements of the Savannah joint venture provide that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we are not the primary beneficiary since we do not have the power to direct the significant activities that affect the economic performance of the venture, and have applied the equity method of accounting. The carrying amount of our investment in Savannah is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets and was $43.8 million as of March 31, 2016. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Savannah.

The management agreement and other contractual arrangements for the Southaven joint venture give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At March 31, 2016, total assets of this venture were $82.8 million and total liabilities were $57.1 million. The primary classification of the assets on the consolidated balance sheets are total rental property, net of $79.2 million; cash of $1.5 million and other assets of $2.1 million (including deferred lease costs and other intangibles) and the primary classification of the liabilities include accounts payable and accrued expenses of $4.7 million and mortgages payable net of debt origination costs of $51.5 million. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

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

As a result of the adoption of Accounting Standards Update (ASU) No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, our deferred debt origination costs and related accumulated amortization previously recorded in the line item “deferred debt origination costs, net” have been reclassified from assets to the respective debt line items within the liabilities section in the consolidated balance sheet as of December 31, 2015. The reclassification decreases previously reported total assets and total liabilities by $11.9 million.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. During the first quarter of 2016, we adopted ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" and this adoption did not have a material impact on our financial position, results of operations or cash flows.

3. Disposition of Properties and Properties Held for Sale

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

The following table sets forth certain summarized information regarding the properties sold during the quarter ended March 31, 2016:

Properties	Locations	Date Sold	Square Feet (in 000's)	Net Sales Price (in 000's)	Gain on Sale(in 000's)
Sold:
Sanibel Center	Fort Myers, Florida	January 2016	199	$25,785	$4,887

The rental property sold did not meet the criteria for reporting discontinued operations, thus its results of operations have remained in continuing operations.

4. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of March 31, 2016:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Daytona Beach	352	$33.4	—	Holiday 2016

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

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Net Debt (in millions)(1)
Columbus	Columbus, OH	50.0%	—	$30.7	$—
National Harbor	National Harbor, MD	50.0%	339	5.5	85.9
RioCan Canada	Various	50.0%	902	126.4	11.9
Savannah (2)	Savannah, GA	50.0%	377	43.8	93.5
Westgate	Glendale, AZ	58.0%	411	12.3	61.9
				$218.7	$253.2

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.4)	$89.6
Galveston/Houston (3)	Texas City, TX	50.0%	353	(2.1)	64.8
				$(3.5)	$154.4

As of December 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Net Debt (in millions)(1)
Columbus	Columbus, OH	50.0%	—	$21.1	$—
National Harbor	National Harbor, MD	50.0%	339	6.1	85.8
RioCan Canada	Various	50.0%	870	117.2	11.3
Savannah (2)	Savannah, GA	50.0%	377	44.4	87.6
Westgate	Glendale, AZ	58.0%	411	12.3	61.9
				$201.1	$246.6

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.1)	$89.6
Galveston/Houston(3)	Texas City, TX	50.0%	353	(1.5)	64.7
				$(2.6)	$154.3

(1)	Net of debt origination costs and including premiums of $2.8 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Ownership column, which states our legal interest in this venture. As of March 31 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Fee:
Development and leasing	$192	$581
Loan guarantee	182	196
Management and marketing	747	506
Total Fees	$1,121	$1,283

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.1 million and $3.9 million as of March 31, 2016 and December 31, 2015, respectively) are amortized over the various useful lives of the related assets.

Columbus, Ohio

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. As of March 31, 2016, we and our partner had each contributed $30.0 million to fund development activities. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2016	December 31, 2015
Assets
Land	$107,403	$103,046
Buildings, improvements and fixtures	632,456	615,662
Construction in progress, including land	83,701	62,308
	823,560	781,016
Accumulated depreciation	(69,754)	(60,629)
Total rental property, net	753,806	720,387
Cash and cash equivalents	27,671	28,723
Deferred lease costs, net	18,605	18,399
Prepaids and other assets	17,217	14,455
Total assets	$817,299	$781,964
Liabilities and Owners' Equity
Mortgages payable, net	$407,640	$400,935
Accounts payable and other liabilities	27,604	31,805
Total liabilities	435,244	432,740
Owners' equity	382,055	349,224
Total liabilities and owners' equity	$817,299	$781,964

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2016	2015
Revenues	$27,698	$23,965
Expenses
Property operating	10,318	9,144
General and administrative	117	218
Depreciation and amortization	8,799	7,822
Total expenses	19,234	17,184
Operating income	8,464	6,781
Interest expense	(2,554)	(1,770)
Other nonoperating income	1	8
Net income	$5,911	$5,019

The Company and Operating Partnership's share of:
Net income	$3,499	$2,543
Depreciation expense (real estate related)	$5,339	$4,076

6. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	March 31, 2016	December 31, 2015
Unsecured lines of credit	$263,700	$190,300
Unsecured term loan	$250,000	$250,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2016		December 31, 2015
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$297,860	$300,000	$297,739
Senior notes	3.875%	December 2023	250,000	244,977	250,000	244,829
Senior notes	3.750%	December 2024	250,000	246,798	250,000	246,717

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	42,617	45,728	43,312	46,605
Deer Park	LIBOR + 1.50%	—	—	—	150,000	149,145
Foxwoods	LIBOR + 1.65%	December 2017	70,250	69,651	70,250	69,564
Southaven	LIBOR + 1.75%	April 2018	52,717	52,224	45,824	45,273
Unsecured note payable (2)	1.50%	June 2016	10,000	9,959	10,000	9,919
Unsecured term loan	LIBOR + 1.05%	February 2019	250,000	248,581	250,000	248,443
Unsecured term note	LIBOR + 1.30%	—	—	—	7,500	7,470
Unsecured lines of credit	LIBOR + .90%	October 2019	263,700	259,890	190,300	186,220
			$1,489,284	$1,475,668	$1,567,186	$1,551,924

(1)	Including premiums and net of debt discount and net debt origination costs.

(2)
The effective interest rates assigned during the purchase price allocation to the assumed mortgage and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05% and unsecured note payable 3.15%.

Certain of our properties, which had a net book value of approximately $337.0 million at March 31, 2016 and $622.8 million at December 31, 2015, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2016, we were in compliance with all of our debt covenants.

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018 and related to our 749,000 square foot Deer Park outlet center.

Unsecured Term Note Repayment

In February 2016, we repaid our $7.5 million unsecured term note, which had an original maturity date in August 2017.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2016 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2016	$12,148
2017	73,258
2018	55,900
2019	517,069
2020	303,566
Thereafter	527,343
Subtotal	1,489,284
Net discount and debt origination costs	(13,616)
Total	$1,475,668

8. Deferred Financing Obligation

In September 2015, the noncontrolling interest in our outlet center in Deer Park, New York exercised its right to require us to acquire their ownership interest in the property for $28.4 million. We closed on the transaction in January 2016 and repaid the deferred financing obligation, which was recorded in the other liabilities section of our consolidated balance sheet as of December 31, 2015.

9. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, recorded in other liabilities within the consolidated balance sheets, (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2016	December 31, 2015
Liabilities:
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(673)	$(212)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(661)	(198)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(668)	(206)
Total		$150,000			$(2,002)	$(616)

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. For the three months ended March 31, 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2016	2015
Interest Rate Swaps (Effective Portion):
Change in fair value of cash flow hedges	$(1,386)	$(1,287)

10. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2016
Liabilities:
Interest rate swaps (other liabilities)	$(2,002)	$—	$(2,002)	$—
Total liabilities	$(2,002)	$—	$(2,002)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2015:
Liabilities:
Interest rate swaps (other liabilities)	$(616)	$—	$(616)	$—
Total assets	$(616)	$—	$(616)	$—

Fair values of interest rate swaps are approximated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2016	December 31, 2015
Fair value of debt	$1,556,139	$1,615,833
Recorded value of debt	$1,475,668	$1,551,924

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2016 and March 31, 2015.

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Issuance of restricted units	—	—	348,844	348,844
Units issued upon exercise of options	—	—	8,300	8,300
Units withheld for employee income taxes	—	—	(30,578)	(30,578)
Balance March 31, 2015	1,000,000	5,078,406	94,836,347	99,914,753

Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Issuance of restricted units	—	—	277,524	277,524
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	4,500	4,500
Units withheld for employee income taxes	—	—	(60,382)	(60,382)
Balance March 31, 2016	1,000,000	5,052,743	95,126,507	100,179,250

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$27,150	$34,512
Less allocation of earnings to participating securities	(294)	(408)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$26,856	$34,104
Denominator
Basic weighted average common shares	94,944	94,536
Effect of notional units	—	82
Effect of outstanding options and certain restricted common shares	59	79
Diluted weighted average common shares	95,003	94,697
Basic earnings per common share:
Net income	$0.28	$0.36
Diluted earnings per common share:
Net income	$0.28	$0.36

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For the three months ended March 31, 2016, 218,200 options were excluded from the computation and for the three months ended March 31, 2015, 252,000 options were excluded from the computation, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2016	2015
Numerator
Net income attributable to partners of the Operating Partnership	$28,594	$36,367
Less allocation of earnings to participating securities	(294)	(408)
Net income available to common unitholders of the Operating Partnership	$28,300	$35,959
Denominator
Basic weighted average common units	99,997	99,614
Effect of notional units	—	82
Effect of outstanding options and certain restricted common units	59	79
Diluted weighted average common units	100,056	99,775
Basic earnings per common unit:
Net income	$0.28	$0.36
Diluted earnings per common unit:
Net income	$0.28	$0.36

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2016, 218,200 options were excluded from the computation and for the three months ended March 31, 2015, 252,000 options were excluded from the computation, as they were anti-dilutive.

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

14. Equity Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Restricted common shares	$2,939	$2,658
Notional unit performance awards	885	841
Options	177	114
Total share-based compensation	$4,001	$3,613

Share-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Share-based compensation expense capitalized	$230	$188

Restricted Common Share Awards

During February 2016, the Company granted 286,524 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $26.48 to $31.15 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a four or five year period. For the restricted shares issued to our chief executive officer, the restricted share agreement requires him to hold the shares for a minimum of three years following each vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 60,382 and 30,578 for the three months ended March 31, 2016 and 2015, respectively, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $1.9 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, and is reflected as a financing activity within the consolidated statements of cash flows.

2016 Outperformance Plan

In February 2016, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approved the terms of the Tanger Factory Outlet Centers, Inc. 2016 Outperformance Plan (the “2016 OPP"), a long-term incentive compensation plan. Under the 2016 OPP, the Company granted to award recipients an aggregate of 321,900 performance share units with a grant date fair value of $15.10 per unit, which may convert, subject to the achievement of the goals described below, into a maximum of 321,900 restricted common shares of the Company based on the Company’s absolute share price appreciation and its share price appreciation relative to its peer group, over the three-year measurement period from February 10, 2016 through February 9, 2019.

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

Any shares earned on February 9, 2019 are also subject to a time based vesting schedule, which provides that, subject to continued employment with the Company, 50% of the shares will vest on February 15, 2019 and the remaining 50% will vest on February 15, 2020.

With respect to 50% of the performance share units (representing a right to receive up to 160,950 restricted shares), 20% of this portion of the award (representing a right to receive 32,190 restricted shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 18% over the three-year measurement period, 60% of this portion of the award (representing a right to receive 96,750 restricted shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period equals 26.5%, and 100% of this portion of the award (representing a right to receive 160,950 restricted shares) will be earned if the Company’s aggregate share price appreciation, inclusive of all dividends paid during this period, equals 35% or higher.

With respect to the other 50% of the performance share units (representing a right to receive up to 160,950 restricted shares), 20% of this portion of the award (representing a right to receive up to 32,190 restricted shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 40th percentile of its peer group over the three-year measurement period, 60% of this portion of the award (representing a right to receive up to 96,750 restricted shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 55th percentile of its peer group during this period, and 100% of this portion of the award (representing a right to receive 160,950 restricted shares) will be earned if the Company's share price appreciation inclusive of all dividends paid is in the 70th percentile of its peer group or greater during this period. The peer group is based on companies included in the SNL Equity REIT index.

The number of restricted shares received in respect of the performance share units will be determined on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period.

15. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Unrealized gain on foreign currency translation adjustments	8,217	—	8,217	437	—	437
Change in fair value of cash flow hedges	—	(1,316)	(1,316)	—	(70)	(70)
Balance March 31, 2016	$(27,913)	$(1,901)	$(29,814)	$(1,519)	$(101)	$(1,620)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2015 (in thousands):

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

16. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Unrealized gain on foreign currency translation adjustments	8,654	—	8,654
Change in fair value of cash flow hedges	—	(1,386)	(1,386)
Balance March 31, 2016	$(29,432)	$(2,002)	$(31,434)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2015 (in thousands):

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

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	March 31, 2016	March 31, 2015
Costs relating to construction included in accounts payable and accrued expenses	$19,620	$31,859

18. New Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and may be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, this standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of the guidance will be applied prospectively to increases in the level of ownership interest or degree of influence occurring after the new standards effective date. Additional transition disclosures are not required upon adoption. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU No. 2016-06 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02, codified in ASC 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March and April, 2016 the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

19. Subsequent Events

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 23, 2019 to April 13, 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95%, and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million. We also entered into four separate interest rate swap agreements, effective April 13, 2016, that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

In April 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on May 13, 2016 to each shareholder of record on April 29, 2016, and caused a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2016 with the three months ended March 31, 2015. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments, expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to, our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian expansion; risks associated with debt financing; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

General Overview

As of March 31, 2016, we had 33 consolidated outlet centers in 20 states totaling 11.5 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.8 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2015 to March 31, 2016 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2015		11,346	36	2,606	9
New Developments:
Foxwoods	Second Quarter	312	1	—	—
Savannah	Second Quarter	—	—	377	1
Grand Rapids	Third Quarter	352	1	—	—
Southaven	Fourth Quarter	320	1	—	—
Expansion:
Westgate	First Quarter	—	—	28	—
San Marcos	Fourth Quarter	24	—	—	—
Disposition:
Wisconsin Dells	First Quarter	—	—	(265)	(1)
Kittery I	Third Quarter	(52)	(1)	—	—
Kittery II	Third Quarter	(25)	(1)	—	—
Tuscola	Third Quarter	(250)	(1)	—	—
West Branch	Third Quarter	(113)	(1)	—	—
Barstow	Fourth Quarter	(171)	(1)	—	—
Other		3	—	1	—
As of December 31, 2015		11,746	34	2,747	9
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Expansion:
Ottawa		—	—	32	—
Other		(20)	—	—	—
As of March 31, 2016		11,527	33	2,779	9

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2016. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	96
Riverhead, New York (1)	100	729,734	99
Foley, Alabama	100	556,984	94
Rehoboth Beach, Delaware (1)	100	556,638	99
Atlantic City, New Jersey (1) (5)	99	489,706	91
San Marcos, Texas	100	465,697	98
Sevierville, Tennessee (1)	100	448,335	100
Myrtle Beach Hwy 501, South Carolina	100	425,247	96
Jeffersonville, Ohio	100	411,776	98
Myrtle Beach Hwy 17, South Carolina (1)	100	402,797	98
Charleston, South Carolina	100	382,117	98
Pittsburgh, Pennsylvania	100	372,958	100
Commerce, Georgia	100	371,408	94
Grand Rapids, Michigan	100	351,988	94
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,070	100
Southaven, Mississippi (2) (5)	50	320,334	97
Park City, Utah	100	319,661	98
Mebane, North Carolina	100	318,910	98
Gonzales, Louisiana	100	318,666	98
Howell, Michigan	100	315,041	92
Mashantucket, Connecticut (Foxwoods) (1) (2) (5)	67	311,614	96
Westbrook, Connecticut	100	289,898	92
Williamsburg, Iowa	100	276,331	95
Hershey, Pennsylvania	100	247,500	99
Lancaster, Pennsylvania	100	247,002	97
Tilton, New Hampshire	100	245,698	97
Hilton Head II, South Carolina	100	206,544	95
Ocean City, Maryland (1)	100	198,840	79
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	98
Blowing Rock, North Carolina	100	104,052	100
Nags Head, North Carolina	100	82,161	97
Totals		11,527,112	97	(3), (4)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Foxwoods, Grand Rapids and Southaven centers which opened during the second, third and fourth quarters of 2015, respectively, and have not yet stabilized.

(4)	Excludes the occupancy rate at our Fort Myers outlet center which was sold on January 12, 2016.

(5)	Property encumbered by mortgage. See note 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Glendale, Arizona (Westgate) (2)	58	410,664	96
Charlotte, North Carolina (2)	50	397,839	98
Savannah, Georgia (1) (2)	50	377,286	99
Texas City, Texas (Galveston/Houston) (2)	50	352,705	97
National Harbor, Maryland (2)	50	338,786	99
Ottawa, Ontario	50	316,494	95
Cookstown, Ontario	50	308,517	99
Bromont, Quebec	50	161,307	74
Saint-Sauveur, Quebec (2)	50	115,771	97
Total		2,779,369	96

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Legal Ownership column, which states our legal interest in this venture. As of March 31, 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(2)	Property encumbered by mortgage. See note 5 to the consolidated financial statements for further details of our debt obligations.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Three months ended March 31, 2016 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	62	185	$33.38	$28.12	9.10	$30.29
Renewal	166	762	$25.91	$0.72	4.81	$25.76

	Three months ended March 31, 2015 (3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	69	262	$31.15	$26.84	9.51	$28.33
Renewal	172	833	$26.53	$0.16	5.62	$26.50

(1)	Excludes Fort Myers outlet center, which was sold in January 2016.

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

(3)	Excludes Kittery I & II, Tuscola, West Branch and Barstow outlet centers which were sold in 2015.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

NET INCOME
Net income decreased $7.8 million in the 2016 period to $28.6 million as compared to $36.4 million for the 2015 period. The majority of this decrease was due to the $13.7 million gain on the sale of our equity interest in the Wisconsin Dells joint venture in the 2015 period versus the $4.9 million gain on the sale of our outlet center in Fort Myers, Florida located near Sanibel Island in the 2016 period. Net income also decreased due to the disposition of six consolidated centers in 2015 and 2016 totaling 810,000 square feet partially offset by an increase in operating income from the addition of four new properties (including both consolidated and unconsolidated centers) during 2015 totaling 1.4 million square feet.

In the tables below, information set forth for new developments includes our Foxwoods, Grand Rapids, and Southaven outlet centers, which opened in May 2015, July 2015, and November 2015, respectively. Properties disposed includes the Kittery I & II, Tuscola, and West Branch outlet centers sold in September 2015, the Barstow outlet center sold in October 2015 and the Fort Myers outlet center sold in January 2016.

BASE RENTALS
Base rentals increased $5.0 million, or 7%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Increase/(Decrease)
Base rentals from existing properties	$65,708	$63,699	$2,009
Base rentals from new developments	6,843	—	6,843
Base rentals from properties disposed	67	3,594	(3,527)
Termination fees	555	1,138	(583)
Amortization of above and below market rent adjustments, net	(550)	(802)	252
	$72,623	$67,629	$4,994

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

Fees received from the early termination of leases, which are generally based on the lease term remaining at the time of termination, decreased as a result of fewer store closures throughout the portfolio in the 2016 period compared to the 2015 period.

At March 31, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $5.3 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals decreased $79,000, or 4%, in the 2016 period compared to the 2015 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints").

	2016	2015	Increase/(Decrease)
Percentage rentals from existing properties	$2,048	$1,981	$67
Percentage rentals from new development	102	—	102
Percentage rentals from properties disposed	—	248	(248)
	$2,150	$2,229	$(79)

EXPENSE REIMBURSEMENTS
Expense reimbursements decreased $122,000, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Increase/(Decrease)
Expense reimbursements from existing properties	$30,692	$31,658	$(966)
Expense reimbursements from new development	2,513	—	2,513
Expense reimbursements from properties disposed	37	1,706	(1,669)
	$33,242	$33,364	$(122)

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $162,000, or 13%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Increase/(Decrease)
Development and leasing	$192	$581	$(389)
Loan guarantee	182	196	(14)
Management and marketing	747	506	241
	$1,121	$1,283	$(162)

Management, leasing and other services decreased primarily due to the 2015 period including significant development fee income from Westgate and Savannah for construction activities. These decreases were partially offset by higher management fees from Savannah and Westgate in the 2016 period.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $142,000, in the 2016 period as compared to the 2015 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Increase/(Decrease)
Property operating expenses from existing properties	$33,891	$35,590	$(1,699)
Property operating expenses from new developments	3,926	—	3,926
Property operating expenses from properties disposed	57	2,142	(2,085)
	$37,874	$37,732	$142

Property operating expenses from existing properties decreased primarily due to a decrease in snow removal costs as a result of a relatively mild winter in the 2016 period compared to the 2015 period.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased $260,000, or 2%, in the 2016 period compared to the 2015 period. This increase was a result of the 2016 period including higher payroll related expenses compared to the 2015 period due to annual wage increases.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased $2.6 million, or 11%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of depreciation and amortization from the 2016 and 2015 periods (in thousands):

	2016	2015	Increase/(Decrease)
Depreciation and amortization from existing properties	$22,957	$23,649	$(692)
Depreciation and amortization from new developments	3,610	—	3,610
Depreciation and amortization from properties disposed	—	340	(340)
	$26,567	$23,989	$2,578
Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $1.8 million, or 14%, in the 2016 period compared to the 2015 period, due to (1) our average borrowings increasing as compared to the 2015 period, (2) placing mortgages on the Foxwoods and Southaven outlet centers which have a higher interest rate than our lines of credit which are generally used to fund development, and (3) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increasing relative to its level in the 2015 period.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
The gain on sale of assets and interest in unconsolidated entities decreased approximately $8.8 million or 64% in the 2016 period compared to the 2015 period. In the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million. In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represents the difference between the carrying value of our equity method investment and the net proceeds received.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.0 million or 38% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Increase/(Decrease)
Equity in earnings from existing properties	$2,706	$2,385	$321
Equity in earnings from new developments	793	—	$793
Equity in earnings from properties disposed	—	158	(158)
	$3,499	$2,543	$956

The increase in equity in earnings of unconsolidated joint ventures from from existing properties is primarily due to incremental earnings from the Westgate expansion. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Savannah outlet center, which opened in April 2015.The equity in earnings from properties disposed are related to our equity interest in the Wisconsin Dells joint venture, which we sold in February 2015.

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

For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income (excluding capital gains). While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares.

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

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled "Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

On April 7, 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on May 13, 2016 to each shareholder of record on April 29, 2016, and caused a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$53,990	$55,380	$(1,390)
Net cash provided by (used in) investing activities	100,836	(49,574)	150,410
Net cash used in financing activities	(158,139)	(6,648)	(151,491)
Effect of foreign currency rate changes on cash and equivalents	591	(381)	972
Net decrease in cash and cash equivalents	$(2,722)	$(1,223)	$(1,499)

Operating Activities

In 2016, our cash provided by operating activities was positively impacted by an increase in operating income as a result of the net growth in leasable square feet in our portfolio of outlet centers, but decreased year over year due to changes in other assets and accounts payable and accrued expenses.

Investing Activities

The increase in net cash provided by investing activities is primarily associated with the following:

•
We used restricted cash of $121.3 million to repay in 2016 a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to the Deer Park outlet center.

•
Cash provided from asset sales increased in 2016 compared to 2015, as proceeds from the sale of our Fort Myers outlet center exceeded the proceeds from the sale of our equity interest in the Wisconsin Dells outlet center.

•
Cash used for additions to rental property decreased due to lower new outlet center construction in 2016 as compared to 2015. The 2015 period included additions for our Foxwoods, Grand Rapids, and Southaven outlet centers, all of which opened throughout 2015, while the 2016 period primarily included construction at our Daytona Beach outlet center.

Financing Activities

The increase in net cash used in financing activities is primarily associated with the following:

•	Increase in cash distributions paid due to a special dividend that was paid in January 2016 and an increase in quarterly dividends paid to common shareholders in 2016.

•
Increase in cash used for debt repayments, which included the repayments of our Deer Park $150.0 million floating rate mortgage loan and our $7.5 million unsecured term note. The increase in debt repayments was partially offset by an increase in borrowings.

•	Cash used for the payment of a deferred financing obligation to a former partner at Deer Park, which increased our legal ownership to 100%.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2016	2015	Change
Capital expenditures analysis:
New center developments	$21,196	$56,234	$(35,038)
Major center renovations	854	747	107
Second generation tenant allowances	1,672	956	716
Other capital expenditures	2,129	1,933	196
	25,851	59,870	(34,019)
Conversion from accrual to cash basis	9,045	(8,826)	17,871
Additions to rental property-cash basis	$34,896	$51,044	$(16,148)

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Daytona Beach, Southaven, and San Marcos outlet centers in the 2016 period. The 2015 period included new center development expenditures for our Grand Rapids, Southaven, and Foxwoods outlet centers.

•
Major center renovations in both the 2016 and 2015 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also includes renovations at our Howell outlet center. We expect to spend approximately $30.1 million during 2016 on the renovation of these three outlet centers.

Current Developments

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. In the section below, we describe the new developments that are either currently planned, underway or recently completed. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Non-GAAP Supplemental Earnings Measures" - "Funds From Operations" below for further discussion of FFO.

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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of March 31, 2016:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Daytona Beach	352	$259	$91.3	$33.4	Holiday 2016

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida.

New Development in Unconsolidated Real Estate Joint Ventures

We have formed joint venture arrangements to develop outlet centers that are currently in various stages of development in several markets. Also, see "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities. The following table summarizes our development projects as of March 31, 2016:

Project	Ownership %	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Columbus, Ohio	50%	355	$267	$94.9	$59.9	2Q16

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. As of March 31, 2016, we and our partner had each contributed $30.0 million to fund development activities. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

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

In March 2016, we announced our newest pre-development project, located in the greater Fort Worth, Texas market within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway. We plan to develop a 350,000 square foot outlet center featuring over 70 upscale brand name and designer retailers. Pre-development and pre-leasing efforts for the project are ongoing. If we achieve our pre-leasing hurdles, we plan to acquire the land and commence construction.

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million for a gain of $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Financing Arrangements

As of March 31, 2016, unsecured borrowings represented 89% of our outstanding debt and 86% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances. The Company guarantees the Operating Partnership's obligations under these lines. As of March 31, 2016, we had $256.3 million available under our unsecured lines of credit.

In January 2016, we used restricted cash and unsecured lines of credit to repay our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot outlet center in Deer Park. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the assets sold in 2015 for tax purposes.

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 23, 2019 to April 13, 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95% and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million. We also entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and 2020 when our next significant debt maturities occur, assuming extension options are exercised.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	49%
Total secured debt to adjusted total assets	<40%	6%
Total unencumbered assets to unsecured debt	>150%	187%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of March 31, 2016 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	—	$30.7
National Harbor	National Harbor, MD	50.0%	339	5.5
RioCan Canada	Various	50.0%	902	126.4
Savannah (1)	Savannah, GA	50.0%	377	43.8
Westgate	Glendale, AZ	58.0%	411	12.3
				$218.7

Charlotte(2)	Charlotte, NC	50.0%	398	$(1.4)
Galveston/Houston (2)	Texas City, TX	50.0%	353	(2.1)
				$(3.5)

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

Columbus

During the second quarter of 2015, the joint venture purchased land for approximately $8.9 million and began construction on Tanger Outlets Columbus. We and our partner currently expect to complete construction in time to open the center during the second quarter of 2016. As of March 31, 2016, we and our partner had each contributed $30.0 million to fund development activities. Our partner is providing development services to the joint venture and we, along with our partner, are providing joint leasing services. Once the center opens, we will provide property management, marketing and leasing services to the joint venture.

Savannah

In May 2014, the joint venture closed on a construction loan with the ability to borrow up to $97.7 million at an interest rate of LIBOR + 1.65%. In September 2015, the loan maximum borrowing amount was increased to $100.9 million. The construction loan has a maturity date of May 21, 2017, with two, one -year extension options. As of March 31, 2016, the principal balance on the loan was $95.1 million. The additional $5.8 million is available for construction of the approximately 42,000 square foot expansion that is currently in process. We are providing development, management and marketing services to the joint venture; and with our partner, are jointly providing leasing services to the outlet center.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of March 31, 2016 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada (2)	11.9	May 2020	5.75%	26.1%	3.1
Savannah (3)	95.1	May 2017	LIBOR + 1.65%	15.8%	15.0
Westgate	62.0	June 2017	LIBOR + 1.75%	—%	—
Debt origination costs	(3.4)
	$407.6				$34.6

(1)	100% completion guaranty; 10% principal guaranty.

(2)	The joint venture debt amount includes premium of approximately $610,000.

(3)	100% completion guaranty; $15.0 million principal guaranty.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Fee:
Development and leasing	$192	$581
Loan Guarantee	182	196
Management and marketing	747	506
Total Fees	$1,121	$1,283

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2015 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2016.

NON-GAAP SUPPLEMENTAL EARNINGS MEASURES

Funds From Operations

Funds From Operations ("FFO") is a widely used measure of the operating performance or real estate companies that supplements net income (loss) determined in accordance with GAAP. We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), of which we are a member. FFO represents net income (loss) (computed in accordance with GAAP) before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization of real estate assets, impairment losses on depreciable real estate of consolidated real estate and after adjustments for unconsolidated partnerships and joint ventures, including depreciation and amortization, and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures.

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

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO or Adjusted Funds From Operations ("AFFO"), which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. NAREIT has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

Below is a reconciliation of net income to FFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2016	2015
FFO
Net income	$28,617	$36,386
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	26,205	23,637
Depreciation and amortization of real estate assets - unconsolidated joint ventures	5,339	4,076
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
FFO	55,274	50,373
FFO attributable to noncontrolling interests in other consolidated partnerships	(47)	(42)
Allocation of FFO to participating securities	(569)	(560)
FFO available to common shareholders and noncontrolling interests in Operating Partnership	$54,658	$49,771
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	100,056	99,775
Dilutive funds from operations per share	$0.55	$0.50
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	100,056	99,775
Dilutive funds from operations per unit	$0.55	$0.50

(1)	Includes the dilutive effect of options, restricted common shares not considered participating securities, and notional units.

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

Below is a reconciliation of FFO to AFFO (in thousands, except per share and per unit amounts):

	Three months ended
	March 31,
	2016	2015
AFFO
FFO	$55,274	$50,373
Adjusted for:
Accelerated vesting of share-based compensation	293	—
Write-off of debt costs due to repayment of debt prior to maturity	882	—
AFFO	56,449	50,373
AFFO attributable to noncontrolling interests in other consolidated partnerships	(47)	(42)
Allocation of AFFO to participating securities	(581)	(560)
AFFO available to common shareholders and noncontrolling interests in Operating Partnership	$55,821	$49,771
Tanger Factory Outlet Centers, Inc.:
Weighted average common shares outstanding (1) (2)	100,056	99,775
Dilutive adjusted funds from operations per share	$0.56	$0.50
Tanger Properties Limited Partnership:
Weighted average Operating Partnership units outstanding (1)	100,056	99,775
Dilutive adjusted funds from operations per unit	$0.56	$0.50

(1)	Includes the dilutive effect of options, restricted common shares not considered participating securities, and notional units.

(2)	Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interest are exchanged for common shares of the Company.

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

Below is a reconciliation of income before equity in earnings of unconsolidated joint ventures to Same Center NOI - Cash Basis (in thousands):

	Three months ended
	March 31,
	2016	2015
Same Center Net Operating Income - Cash Basis
Income before equity in earnings of unconsolidated joint ventures	$25,118	$33,843
Interest expense	14,884	13,089
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
Other nonoperating income (expense)	(316)	(306)
Operating income	34,799	32,900
Adjusted to exclude:
Depreciation and amortization	26,567	23,989
Other non-property income and losses	(264)	(436)
General and administrative expenses	11,565	11,305
Non-cash adjustments and termination rents (1)	(1,477)	(1,468)
Non-same center NOI (2)	(5,558)	(3,452)
Same Center Net Operating Income - Cash Basis	$65,632	$62,838

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales.

(2)
Excluded from Same Center NOI - Cash Basis: Foxwoods outlet center, which opened in May of 2015; Grand Rapids outlet center, which opened in July of 2015; Southaven outlet center, which opened in November 2015; Kittery I & II, Tuscola and West Branch outlet centers, which were sold in September 2015; Barstow outlet center, which was sold in October 2015; and Fort Myers outlet center, which was sold in January 2016.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2016, we had approximately 1.4 million square feet, or 12% of our consolidated portfolio at that time, coming up for renewal during 2016. During the first three months of 2016, we renewed approximately 762,000 square feet of this space at a 18% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 185,000 square feet at a 32% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% as of both March 31, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. We have typically held distributions of net cash flow from our Canadian joint ventures in Canadian Dollars in order to efficiently reinvest such amounts as needed to fund future Canadian development activities.  Due to the amount of ongoing Canadian development, cash held in Canadian Dollars has not typically been held for long periods of time, nor has it been significant.  We believe this strategy has mitigated some of the risk of our initial investment and our exposure to changes in foreign currencies.  While we do not intend to maintain a substantial amount of cash in Canadian Dollars in the long-term, the amount of Canadian Dollars we hold may become more significant if development activity in Canada subsides.  Any funds we hold in Canadian Dollars which are neither reinvested in additional Canadian development or exchanged for US Dollars subject us to the risk of currency fluctuations, as we generally do not hedge currency translation exposures.

In October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of March 31, 2016, the fair value of these contracts is a liability of $2.0 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of March 31, 2016, approximately 43% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $6.4 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2016	December 31, 2015
Fair value of debt	$1,556,139	$1,615,833
Recorded value of debt	$1,475,668	$1,551,924

A 100 basis point increase from prevailing interest rates at March 31, 2016 and December 31, 2015 would result in a decrease in fair value of total debt of approximately $51.4 million and $50.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016, that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of March 31, 2016. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2016. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Share Repurchases

For certain restricted common shares that vested during the three months ended March 31, 2016 and 2015 we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 60,382 and 30,578 for the three months ended March 31, 2016 and 2015, respectively, and was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1*	Form of 2016 Outperformance Plan Notional Unit Award agreement.

10.2
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to the exhibits to the Company’s Form 8-K dated April 15, 2016).

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 4, 2016

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ Frank C. Marchisello, Jr.
Frank C. Marchisello, Jr.
Vice President and Treasurer (principle financial officer)

Exhibit Index

Exhibit Number	Exhibit Descriptions

10.1*	Form of 2016 Outperformance Plan Notional Unit Award agreement.

10.2
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to the exhibits to the Company’s Form 8-K dated April 15, 2016).

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.