Form 10-Q
period 2016-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2016-07-29
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 26, 2016, there were 96,053,707 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,052,907 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections, as applicable, for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders' Equity, if applicable, and Partners' Equity;

•	Earnings Per Share and Earnings Per Unit;

•	Accumulated Other Comprehensive Income of the Company and the Operating Partnership;

•	Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2016	December 31, 2015
Assets
Rental property
Land	$254,809	$240,267
Buildings, improvements and fixtures	2,377,765	2,249,417
Construction in progress	61,038	23,533
	2,693,612	2,513,217
Accumulated depreciation	(769,777)	(748,341)
Total rental property, net	1,923,835	1,764,876
Cash and cash equivalents	27,107	21,558
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	210,486	201,083
Deferred lease costs and other intangibles, net	133,578	127,089
Prepaids and other assets	84,346	78,913
Total assets	$2,379,352	$2,314,825
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$789,991	$789,285
Unsecured term loans, net	321,980	265,832
Mortgages payable, net	235,215	310,587
Unsecured lines of credit, net	255,661	186,220
Total debt	1,602,847	1,551,924
Accounts payable and accrued expenses	62,658	97,396
Deferred financing obligation	—	28,388
Other liabilities	53,433	31,085
Total liabilities	1,718,938	1,708,793
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 96,052,907 and 95,880,825 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	960	959
Paid in capital	811,853	806,379
Accumulated distributions in excess of net income	(153,465)	(195,486)
Accumulated other comprehensive loss	(32,090)	(36,715)
Equity attributable to Tanger Factory Outlet Centers, Inc.	627,258	575,137
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	32,996	30,309
Noncontrolling interests in other consolidated partnerships	160	586
Total equity	660,414	606,032
Total liabilities and equity	$2,379,352	$2,314,825
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Base rentals	$75,003	$72,329	$147,626	$139,958
Percentage rentals	2,326	2,042	4,476	4,271
Expense reimbursements	30,754	29,909	63,996	63,273
Management, leasing and other services	1,332	1,727	2,453	3,010
Other income	1,918	1,729	3,587	3,150
Total revenues	111,333	107,736	222,138	213,662
Expenses
Property operating	35,012	34,958	72,886	72,690
General and administrative	11,675	11,612	23,240	22,917
Depreciation and amortization	26,306	24,272	52,873	48,261
Total expenses	72,993	70,842	148,999	143,868
Operating income	38,340	36,894	73,139	69,794
Other income/(expense)
Interest expense	(13,800)	(13,088)	(28,684)	(26,177)
Gain on sale of assets and interests in unconsolidated joint ventures	—	—	4,887	13,726
Gain on previously held interest in acquired joint venture	49,258	—	49,258	—
Other nonoperating income	38	(493)	354	(187)
Income before equity in earnings of unconsolidated joint ventures	73,836	23,313	98,954	57,156
Equity in earnings of unconsolidated joint ventures	3,466	2,046	6,965	4,589
Net income	77,302	25,359	105,919	61,745
Noncontrolling interests in Operating Partnership	(3,897)	(1,313)	(5,341)	(3,168)
Noncontrolling interests in other consolidated partnerships	12	435	(11)	416
Net income attributable to Tanger Factory Outlet Centers, Inc.	$73,417	$24,481	$100,567	$58,993

Basic earnings per common share
Net income	$0.76	$0.26	$1.05	$0.62
Diluted earnings per common share
Net income	$0.76	$0.26	$1.04	$0.62

Dividends declared per common share	$0.325	$0.285	$0.610	$0.525
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$77,302	$25,359	$105,919	$61,745
Other comprehensive income (loss)
Foreign currency translation adjustments	47	3,063	8,701	(8,013)
Change in fair value of cash flow hedges	(2,443)	398	(3,829)	(889)
Other comprehensive income (loss)	(2,396)	3,461	4,872	(8,902)
Comprehensive income	74,906	28,820	110,791	52,843
Comprehensive income attributable to noncontrolling interests	(3,765)	(1,054)	(5,599)	(2,297)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$71,141	$27,766	$105,192	$50,546
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	58,993	—	58,993	3,168	(416)	61,745
Other comprehensive loss	—	—	—	(8,447)	(8,447)	(455)	—	(8,902)
Compensation under Incentive Award Plan	—	7,969	—	—	7,969	—	—	7,969
Issuance of 14,000 common shares upon exercise of options	—	384	—	—	384	—	—	384
Grant of 348,844 restricted common share awards	3	(3)	—	—	—	—	—	—
Withholding of 30,578 common shares for employee income taxes	—	(1,084)	—	—	(1,084)	—	—	(1,084)
Contributions from noncontrolling interests	—	—	—	—	—	—	456	456
Adjustment for noncontrolling interests in Operating Partnership	—	(248)	—	—	(248)	248	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	3	—	—	3	—	(3)	—
Common dividends ($0.525 per share)	—	—	(50,262)	—	(50,262)	—	—	(50,262)
Distributions to noncontrolling interests	—	—	—	—	—	(2,666)	(90)	(2,756)
Balance, June 30, 2015	$958	$798,587	$(272,948)	$(22,470)	$504,127	$26,712	$597	$531,436

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	100,567	—	100,567	5,341	11	105,919
Other comprehensive income	—	—	—	4,625	4,625	247	—	4,872
Compensation under Incentive Award Plan	—	8,152	—	—	8,152	—	—	8,152
Issuance of 35,300 common shares upon exercise of options	—	1,041	—	—	1,041	—	—	1,041
Grant of 173,124 restricted common share awards, net of forfeitures	2	(2)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 60,382 common shares for employee income taxes	(1)	(1,920)	—	—	(1,921)	—	—	(1,921)
Contributions from noncontrolling interests	—	—	—	—	—	—	35	35
Adjustment for noncontrolling interests in Operating Partnership	—	(182)	—	—	(182)	182	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	2	—	—	2	—	(2)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	—	(1,617)	—	(325)	(1,942)
Common dividends ($.61 per share)	—	—	(58,546)	—	(58,546)	—	—	(58,546)
Distributions to noncontrolling interests	—	—	—	—	—	(3,083)	(145)	(3,228)
Balance, June 30, 2016	$960	$811,853	$(153,465)	$(32,090)	$627,258	$32,996	$160	$660,414

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$105,919	$61,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,873	48,261
Amortization of deferred financing costs	1,505	1,202
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
Gain on previously held interest in acquired joint venture	(49,258)	—
Equity in earnings of unconsolidated joint ventures	(6,965)	(4,589)
Share-based compensation expense	7,655	7,566
Amortization of debt (premiums) and discounts, net	1,075	(74)
Amortization (accretion) of market rent rate adjustments, net	1,303	1,299
Straight-line rent adjustments	(3,321)	(2,818)
Distributions of cumulative earnings from unconsolidated joint ventures	7,468	5,535
Changes in other assets and liabilities:
Other assets	(1,011)	1,146
Accounts payable and accrued expenses	(7,335)	(4,847)
Net cash provided by operating activities	105,021	100,700
INVESTING ACTIVITIES
Additions to rental property	(68,582)	(111,231)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(34,187)	—
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—
Additions to investments in unconsolidated joint ventures	(19,363)	(26,938)
Net proceeds on sale of assets and interests in unconsolidated entities	25,785	15,495
Change in restricted cash	121,306	—
Proceeds from insurance reimbursements	266	187
Additions to non-real estate assets	(2,379)	(457)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,874	9,448
Additions to deferred lease costs	(2,919)	(3,989)
Net cash provided by (used in) investing activities	25,859	(117,485)
FINANCING ACTIVITIES
Cash dividends paid	(78,675)	(50,262)
Distributions to noncontrolling interests in Operating Partnership	(4,144)	(2,666)
Proceeds from debt issuances	597,715	302,257
Repayments of debt	(609,551)	(230,887)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,921)	(1,084)
Distributions to noncontrolling interests in other consolidated partnerships	(99)	(90)
Additions to deferred financing costs	(1,883)	(721)
Proceeds from exercise of options	1,041	384
Contributions from noncontrolling interests in other consolidated partnerships	35	259
Net cash provided by (used in) financing activities	(125,870)	17,190
Effect of foreign currency rate changes on cash and cash equivalents	539	(331)
Net increase in cash and cash equivalents	5,549	74
Cash and cash equivalents, beginning of period	21,558	16,875
Cash and cash equivalents, end of period	$27,107	$16,949
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2016	December 31, 2015
Assets
Rental property
Land	$254,809	$240,267
Buildings, improvements and fixtures	2,377,765	2,249,417
Construction in progress	61,038	23,533
	2,693,612	2,513,217
Accumulated depreciation	(769,777)	(748,341)
Total rental property, net	1,923,835	1,764,876
Cash and cash equivalents	27,088	21,552
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	210,486	201,083
Deferred lease costs and other intangibles, net	133,578	127,089
Prepaids and other assets	84,181	78,248
Total assets	$2,379,168	$2,314,154
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$789,991	$789,285
Unsecured term loans, net	321,980	265,832
Mortgages payable, net	235,215	310,587
Unsecured lines of credit, net	255,661	186,220
Total debt	1,602,847	1,551,924
Accounts payable and accrued expenses	62,474	96,725
Deferred financing obligation	—	28,388
Other liabilities	53,433	31,085
Total liabilities	1,718,754	1,708,122
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at June 30, 2016 and December 31, 2015	6,164	5,726
Limited partners, 5,052,743 Class A common units, and 95,052,907 and 94,880,825 Class B common units outstanding at June 30, 2016 and December 31, 2015, respectively	687,920	638,422
Accumulated other comprehensive loss	(33,830)	(38,702)
Total partners' equity	660,254	605,446
Noncontrolling interests in consolidated partnerships	160	586
Total equity	660,414	606,032
Total liabilities and equity	$2,379,168	$2,314,154
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Base rentals	$75,003	$72,329	$147,626	$139,958
Percentage rentals	2,326	2,042	4,476	4,271
Expense reimbursements	30,754	29,909	63,996	63,273
Management, leasing and other services	1,332	1,727	2,453	3,010
Other income	1,918	1,729	3,587	3,150
Total revenues	111,333	107,736	222,138	213,662
Expenses
Property operating	35,012	34,958	72,886	72,690
General and administrative	11,675	11,612	23,240	22,917
Depreciation and amortization	26,306	24,272	52,873	48,261
Total expenses	72,993	70,842	148,999	143,868
Operating income	38,340	36,894	73,139	69,794
Other income/(expense)
Interest expense	(13,800)	(13,088)	(28,684)	(26,177)
Gain on sale of assets and interests in unconsolidated joint ventures	—	—	4,887	13,726
Gain on previously held interest in acquired joint venture	49,258	—	49,258	—
Other nonoperating income	38	(493)	354	(187)
Income before equity in earnings of unconsolidated joint ventures	73,836	23,313	98,954	57,156
Equity in earnings of unconsolidated joint ventures	3,466	2,046	6,965	4,589
Net income	77,302	25,359	105,919	61,745
Noncontrolling interests in consolidated partnerships	12	435	(11)	416
Net income available to partners	77,314	25,794	105,908	62,161
Net income available to limited partners	76,549	25,539	104,860	61,546
Net income available to general partner	$765	$255	$1,048	$615

Basic earnings per common unit
Net income	$0.76	$0.26	$1.05	$0.62
Diluted earnings per common unit
Net income	$0.76	$0.26	$1.05	$0.62

Distribution declared per common unit	$0.325	$0.285	$0.610	$0.525
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$77,302	$25,359	$105,919	$61,745
Other comprehensive income (loss)
Foreign currency translation adjustments	47	3,063	8,701	(8,013)
Changes in fair value of cash flow hedges	(2,443)	398	(3,829)	(889)
Other comprehensive income (loss)	(2,396)	3,461	4,872	(8,902)
Comprehensive income	74,906	28,820	110,791	52,843
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	12	435	(11)	416
Comprehensive income attributable to the Operating Partnership	$74,918	$29,255	$110,780	$53,259
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	615	61,546	—	62,161	(416)	61,745
Other comprehensive loss	—	—	(8,902)	(8,902)	—	(8,902)
Compensation under Incentive Award Plan	—	7,969	—	7,969	—	7,969
Issuance of 14,000 common units upon exercise of options	—	384	—	384	—	384
Grant of 348,844 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 30,578 common units for employee income taxes	—	(1,084)	—	(1,084)	—	(1,084)
Contributions from noncontrolling interests	—	—	—	—	456	456
Adjustments for noncontrolling interests in consolidated partnerships	—	3	—	3	(3)	—
Common distributions ($.525 per common unit)	(525)	(52,403)	—	(52,928)	—	(52,928)
Distributions to noncontrolling interests	—	—	—	—	(90)	(90)
Balance, June 30, 2015	$4,918	$549,614	$(23,693)	$530,839	$597	$531,436

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	1,048	104,860	—	105,908	11	105,919
Other comprehensive income	—	—	4,872	4,872	—	4,872
Compensation under Incentive Award Plan	—	8,152	—	8,152	—	8,152
Issuance of 35,300 common units upon exercise of options	—	1,041	—	1,041	—	1,041
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 60,382 common units for employee income taxes	—	(1,921)	—	(1,921)	—	(1,921)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustment for noncontrolling interests in consolidated partnerships	—	2	—	2	(2)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($.61 per common unit)	(610)	(61,019)	—	(61,629)	—	(61,629)
Distributions to noncontrolling interests	—	—	—	—	(145)	(145)
Balance, June 30, 2016	$6,164	$687,920	$(33,830)	$660,254	$160	$660,414

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$105,919	$61,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,873	48,261
Amortization of deferred financing costs	1,505	1,202
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(13,726)
Gain on previously held interest in acquired joint venture	(49,258)	—
Equity in earnings of unconsolidated joint ventures	(6,965)	(4,589)
Equity-based compensation expense	7,655	7,566
Amortization of debt (premiums) and discounts, net	1,075	(74)
Amortization (accretion) of market rent rate adjustments, net	1,303	1,299
Straight-line rent adjustments	(3,321)	(2,818)
Distributions of cumulative earnings from unconsolidated joint ventures	7,468	5,535
Changes in other assets and liabilities:
Other assets	(1,511)	1,182
Accounts payable and accrued expenses	(6,848)	(3,857)
Net cash provided by operating activities	105,008	101,726
INVESTING ACTIVITIES
Additions to rental property	(68,582)	(111,231)
Acquisition of interest in unconsolidated joint venture, net of cash acquired	(34,187)	—
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—
Additions to investments in unconsolidated joint ventures	(19,363)	(26,938)
Net proceeds on sale of assets and interests in unconsolidated entities	25,785	15,495
Change in restricted cash	121,306	—
Proceeds from insurance reimbursements	266	187
Additions to non-real estate assets	(2,379)	(457)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,874	9,448
Additions to deferred lease costs	(2,919)	(3,989)
Net cash provided by (used in) investing activities	25,859	(117,485)
FINANCING ACTIVITIES
Cash distributions paid	(82,819)	(52,928)
Proceeds from debt issuances	597,715	302,257
Repayments of debt	(609,551)	(230,887)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,921)	(1,084)
Distributions to noncontrolling interests in consolidated partnerships	(99)	(90)
Additions to deferred financing costs	(1,883)	(721)
Proceeds from exercise of options	1,041	384
Contributions from noncontrolling interests in other consolidated partnerships	35	259
Net cash provided by (used in) financing activities	(125,870)	17,190
Effect of foreign currency on cash and cash equivalents	539	(331)
Net increase in cash and cash equivalents	5,536	1,100
Cash and cash equivalents, beginning of period	21,552	15,806
Cash and cash equivalents, end of period	$27,088	$16,906
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2016, we owned and operated 34 consolidated outlet centers, with a total gross leasable area of approximately 11.9 million square feet. We also had partial ownership interests in 9 unconsolidated outlet centers totaling approximately 2.8 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 95,052,907 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The operating, development, leasing, and management agreements of the Savannah joint venture provide that the activities that most significantly impact the economic performance of the venture require unanimous consent. Accordingly, we determined that we are not the primary beneficiary since we do not have the power to direct the significant activities that affect the economic performance of the venture, and have applied the equity method of accounting. The carrying amount of our investment in Savannah is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets and was $42.4 million as of June 30, 2016. We are unable to estimate our maximum exposure to loss at this time because our guarantees are limited and based on the future operating performance of Savannah.

The management agreement and other contractual arrangements for the Southaven joint venture give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At June 30, 2016, total assets of this venture were $85.6 million and total liabilities were $60.6 million. The primary classification of the assets on the consolidated balance sheets are total rental property, net, $80.7 million; cash, $2.8 million and other assets, $2.1 million (including deferred lease costs and other intangibles) and the primary classification of the liabilities include accounts payable and accrued expenses, $2.6 million and mortgages payable net of debt origination costs, $58.0 million. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

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

As a result of the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (ASU) No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, our deferred debt origination costs and related accumulated amortization previously recorded in the line item “deferred debt origination costs, net” have been reclassified from assets to the respective debt line items within the liabilities section in the consolidated balance sheet as of December 31, 2015. The reclassification decreases previously reported total assets and total liabilities by $11.9 million.

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

3. Acquisition of Rental Property
On June 30, 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The joint venture is now wholly-owned and is consolidated in our financial results as of June 30, 2016.

The total cash price included $39.0 million to acquire the 40% ownership interest held by the equity partner in the joint venture. We also purchased the remaining 2% noncontrolling ownership interests in the Westgate outlet center held in a consolidated partnership for a purchase price of $1.9 million. The acquisition of the noncontrolling ownership interest was recorded as an equity transaction and, as a result, the carrying balances of the noncontrolling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional-paid-in-capital. We funded the total purchase price with borrowings under our unsecured lines of credit. The property is subject to an existing $62.0 million mortgage loan, with an interest rate of LIBOR + 1.75% and matures in June 2017.

The following table illustrates the fair value of the total consideration transferred to acquire the equity interest at the acquisition date (in thousands):

Cash transferred for equity interest	$39,000
Fair value of our previously held interest	58,500
Fair value of net assets	$97,500

The following table illustrates the fair value of the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date:

	Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Cash	$4,813
Land	19,187
Buildings, improvements and fixtures	145,900
Deferred lease costs and other intangibles
Above market lease value	2,689	6.8
Lease in place value	7,878	5.3
Lease and legal costs	2,839	5.1
Total deferred lease costs and other intangibles	13,406
Prepaids and other assets	227
Debt	(62,000)
Accounts payable and accrued expenses	(5,040)
Other liabilities (Below market lease value)	(18,993)	11.4
Total fair value of net assets	$97,500

There was no contingent consideration associated with this acquisition. We incurred approximately $75,000 in third-party acquisition related costs for the acquisition of our partners' interest in the Westgate joint venture that were expensed as incurred. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Westgate joint venture.

Non-cash investing activities related to the purchase of our partners' interest in the Westgate joint venture, include the assumption of debt totaling $62.0 million. In addition, rental property and lease related above and below market intangible assets and liabilities increased $49.3 million related to the fair value of our previously held interest in excess of our carrying amount; prepaids and other assets increased $227,000 and accounts payable and accrued expense increased $5.0 million from the assumption of current assets and liabilities.

The fair value was determined based on an income approach, using a rental growth rate of 3.0%, a discount rate of 8.75%, and a terminal cap rate of 7.25%. The estimate of fair value was determined to have primarily relied upon Level 3 inputs, as defined in Note 11. The fair value is based upon our best available information at the time of the preparation of our financial statements. However, the business acquisition accounting for this property is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

4. Disposition of Properties and Properties Held for Sale

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

The following table sets forth certain summarized information regarding the properties sold during the six months ended June 30, 2016:

Properties	Locations	Date Sold	Square Feet (in 000's)	Net Sales Price (in 000's)	Gain on Sale(in 000's)
Sold:
Sanibel Center	Fort Myers, Florida	January 2016	199	$25,785	$4,887

The rental property sold did not meet the criteria for reporting discontinued operations, thus its results of operations have remained in continuing operations.

5. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of June 30, 2016:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
Daytona Beach	352	$49.8	—	November 2016

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida.

6. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$36.4	$—
National Harbor	National Harbor, MD	50.0%	339	4.9	86.0
RioCan Canada	Various	50.0%	902	126.8	11.8
Savannah (2)	Savannah, GA	50.0%	419	42.4	95.7
				$210.5	$193.5

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.6)	$89.6
Galveston/Houston (3)	Texas City, TX	50.0%	353	(2.9)	64.8
				$(4.5)	$154.4

As of December 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	—	$21.1	$—
National Harbor	National Harbor, MD	50.0%	339	6.1	85.8
RioCan Canada	Various	50.0%	870	117.2	11.3
Savannah (2)	Savannah, GA	50.0%	377	44.4	87.6
Westgate	Glendale, AZ	58.0%	411	12.3	61.9
				$201.1	$246.6

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.1)	$89.6
Galveston/Houston(3)	Texas City, TX	50.0%	353	(1.5)	64.7
				$(2.6)	$154.3

(1)	Net of debt origination costs and including premiums of $2.3 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Ownership column, which states our legal interest in this venture. As of June 30, 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Fee:
Development and leasing	$353	$727	$545	$1,307
Loan guarantee	182	187	364	383
Management and marketing	797	813	1,544	1,320
Total Fees	$1,332	$1,727	$2,453	$3,010

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.4 million and $3.9 million as of June 30, 2016 and December 31, 2015, respectively) are amortized over the various useful lives of the related assets.

Westgate

As described in Note 3, we acquired our partners' interest in the Westgate joint venture and have consolidated the property for financial reporting purposes since the acquisition date.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of June 30, 2016, we and our partner had each contributed $35.8 million to fund development activities. The projected total net cost of the development is estimated to be approximately $94.9 million.We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

Savannah

In May 2016, we expanded our outlet center in Savannah by approximately 42,000 square feet, bringing the outlet center's total gross leasable area to approximately 419,000 square feet.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2016	December 31, 2015
Assets
Land	$104,123	$103,046
Buildings, improvements and fixtures	638,116	615,662
Construction in progress, including land	8,436	62,308
	750,675	781,016
Accumulated depreciation	(64,556)	(60,629)
Total rental property, net	686,119	720,387
Cash and cash equivalents	24,247	28,723
Deferred lease costs, net	18,887	18,399
Prepaids and other assets	16,287	14,455
Total assets	$745,540	$781,964
Liabilities and Owners' Equity
Mortgages payable, net	$347,890	$400,935
Accounts payable and other liabilities	28,601	31,805
Total liabilities	376,491	432,740
Owners' equity	369,049	349,224
Total liabilities and owners' equity	$745,540	$781,964

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2016	2015	2016	2015
Revenues	$29,341	$26,189	$57,039	$50,153
Expenses
Property operating	11,078	11,167	21,396	20,311
General and administrative	179	90	295	308
Depreciation and amortization	9,408	8,556	18,208	16,378
Total expenses	20,665	19,813	39,899	36,997
Operating income	8,676	6,376	17,140	13,156
Interest expense	(2,682)	(2,216)	(5,236)	(3,980)
Other nonoperating income	2	5	3	13
Net income	$5,996	$4,165	$11,907	$9,189

The Company and Operating Partnership's share of:
Net income	$3,466	$2,046	$6,965	$4,589
Depreciation expense (real estate related)	$5,808	$5,038	$11,147	$9,114

7. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	June 30, 2016	December 31, 2015
Unsecured lines of credit	$259,200	$190,300
Unsecured term loan	$325,000	$250,000

8. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2016		December 31, 2015
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$297,982	$300,000	$297,739
Senior notes	3.875%	December 2023	250,000	245,125	250,000	244,829
Senior notes	3.750%	December 2024	250,000	246,884	250,000	246,717

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	41,911	44,925	43,312	46,605
Deer Park	LIBOR + 1.50%	—	—	—	150,000	149,145
Foxwoods	LIBOR + 1.65%	December 2017	70,250	69,737	70,250	69,564
Southaven	LIBOR + 1.75%	April 2018	58,989	58,553	45,824	45,273
Westgate	LIBOR + 1.75%	June 2017	62,000	62,000	—	—
Unsecured note payable (2)	1.50%	June 2016	—	—	10,000	9,919
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	321,980	250,000	248,443
Unsecured term note	LIBOR + 1.30%	—	—	—	7,500	7,470
Unsecured lines of credit	LIBOR + .90%	October 2019	259,200	255,661	190,300	186,220
			$1,617,350	$1,602,847	$1,567,186	$1,551,924

(1)	Including premiums and net of debt discount and net debt origination costs.

(2)
The effective interest rates assigned during the purchase price allocation to the assumed mortgage and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05% and unsecured note payable 3.15%.

Certain of our properties, which had a net book value of approximately $495.2 million at June 30, 2016 and $622.8 million at December 31, 2015, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2016, we were in compliance with all of our debt covenants.

Unsecured Note Payable Repayment

In June 2016, our $10.0 million unsecured note payable became due and was repaid on June 23, 2016.

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018 and related to our 749,000 square foot Deer Park outlet center.

Unsecured Term Note Repayment

In February 2016, we repaid our $7.5 million unsecured term note, which had an original maturity date in August 2017.

Unsecured Term Loan

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 23, 2019 to April 13, 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95%, and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2016 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2016	$1,442
2017	135,258
2018	62,172
2019	262,569
2020	303,566
Thereafter	852,343
Subtotal	1,617,350
Net discount and debt origination costs	(14,503)
Total	$1,602,847

9. Deferred Financing Obligation

In September 2015, the noncontrolling interest in our outlet center in Deer Park, New York exercised its right to require us to acquire their ownership interest in the property for $28.4 million. We closed on the transaction in January 2016 and repaid the deferred financing obligation, which was recorded in the other liabilities section of our consolidated balance sheet as of December 31, 2015.

10. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, recorded in other liabilities within the consolidated balance sheets (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2016	December 31, 2015
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(782)	$(212)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(771)	(198)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(777)	(206)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	(572)	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	(573)	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	(574)	—
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	(234)	—
October 3, 2016	October 3, 2026	125,000	3 month LIBOR	1.4025%	16	—
October 3, 2016	October 3, 2026	125,000	3 month LIBOR	1.4190%	(178)	—
Total		$575,000			$(4,445)	$(616)

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

In June 2016, we entered into two separate interest rate swap agreements, effective October 3, 2016 that fixed the base LIBOR rate at an average of 1.41% on notional amounts totaling $250.0 million through October 3, 2026.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if any, is recognized directly in earnings. For the three and six months ended June 30, 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest Rate Swaps (Effective Portion):
Change in fair value of cash flow hedges	$(2,443)	$398	$(3,829)	$(889)

11. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2016
Liabilities:
Interest rate swaps (other liabilities)	$(4,445)	$—	$(4,445)	$—
Total liabilities	$(4,445)	$—	$(4,445)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2015:
Liabilities:
Interest rate swaps (other liabilities)	$(616)	$—	$(616)	$—
Total liabilities	$(616)	$—	$(616)	$—

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2016	December 31, 2015
Fair value of debt	$1,694,512	$1,615,833
Recorded value of debt	$1,602,847	$1,551,924

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

12. Partners' Equity of the Operating Partnership

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the grant of restricted common share awards, or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP trust, a wholly owned subsidiary of the Company.

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2016 and June 30, 2015.

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Grant of restricted common share awards by the Company	—	—	348,844	348,844
Units issued upon exercise of options	—	—	14,000	14,000
Units withheld for employee income taxes	—	—	(30,578)	(30,578)
Balance June 30, 2015	1,000,000	5,078,406	94,842,047	99,920,453

Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Grant of restricted common share awards by the Company, net of of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	35,300	35,300
Units withheld for employee income taxes	—	—	(60,382)	(60,382)
Balance June 30, 2016	1,000,000	5,052,743	95,052,907	100,105,650

13. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$73,417	$24,481	$100,567	$58,993
Less allocation of earnings to participating securities	(725)	(308)	(1,019)	(716)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$72,692	$24,173	$99,548	$58,277
Denominator
Basic weighted average common shares	95,124	94,741	95,034	94,639
Effect of notional units	183	—	167	—
Effect of outstanding options and certain restricted common shares	68	54	64	66
Diluted weighted average common shares	95,375	94,795	95,265	94,705
Basic earnings per common share:
Net income	$0.76	$0.26	$1.05	$0.62
Diluted earnings per common share:
Net income	$0.76	$0.26	$1.04	$0.62

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per share excludes options to purchase common shares when the exercise price is greater than the average market price of the common shares for the period. For both the three and six months ended June 30, 2016, 194,900 options were excluded from the computation and for the three and six months ended June 30, 2015, 250,700 and 250,800 options were excluded from the computation, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

14. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to partners of the Operating Partnership	$77,314	$25,794	$105,908	$62,161
Less allocation of earnings to participating securities	(725)	(308)	(1,019)	(716)
Net income available to common unitholders of the Operating Partnership	$76,589	$25,486	$104,889	$61,445
Denominator
Basic weighted average common units	100,177	99,819	100,087	99,717
Effect of notional units	183	—	167	—
Effect of outstanding options and certain restricted common units	68	54	64	66
Diluted weighted average common units	100,428	99,873	100,318	99,783
Basic earnings per common unit:
Net income	$0.76	$0.26	$1.05	$0.62
Diluted earnings per common unit:
Net income	$0.76	$0.26	$1.05	$0.62

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

The computation of diluted earnings per unit excludes options to purchase common units when the exercise price is greater than the average market price of the common units for the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2016, 194,900 options were excluded from the computation and for the three and six months ended June 30, 2015, 250,700 and 250,800 options were excluded from the computation, as they were anti-dilutive.

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

We recorded share-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted common shares	$2,568	$2,837	$5,507	$5,496
Notional unit performance awards	1,026	1,001	1,910	1,841
Options	61	115	238	229
Total share-based compensation	$3,655	$3,953	$7,655	$7,566

Share-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Share-based compensation expense capitalized	$267	$215	$497	$403

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

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 60,382 for the six months ended June 30, 2016, and was 30,578 for the six months ended June 30, 2015. No shares were withheld for the three months ended June 30, 2016 and June 30, 2015. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $1.9 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively, and is reflected as a financing activity within the consolidated statements of cash flows.

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

16. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2016	$(27,913)	$(1,901)	$(29,814)	$(1,519)	$(101)	$(1,620)
Unrealized gain on foreign currency translation adjustments	44	—	44	3	—	3
Change in fair value of cash flow hedges	—	(2,320)	(2,320)	—	(123)	(123)
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Unrealized gain on foreign currency translation adjustments	8,261	—	8,261	440	—	440
Change in fair value of cash flow hedges	—	(3,636)	(3,636)	—	(193)	(193)
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2015 (in thousands):

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

17. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2016	$(29,432)	$(2,002)	$(31,434)
Unrealized gain on foreign currency translation adjustments	47	—	47
Change in fair value of cash flow hedges	—	(2,443)	(2,443)
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Unrealized gain on foreign currency translation adjustments	8,701	—	8,701
Change in fair value of cash flow hedges	—	(3,829)	(3,829)
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2015 (in thousands):

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

18. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	June 30, 2016	June 30, 2015
Costs relating to construction included in accounts payable and accrued expenses	$18,374	$41,952

19. New Accounting Pronouncements
In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU will be applied on a prospective basis for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning and interim periods beginning after December 15, 2018. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
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

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, this standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of the guidance will be applied prospectively to increases in the level of ownership interest or degree of influence occurring after the new standards effective date. Additional transition disclosures are not required upon adoption. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March, April and May 2016 the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

20. Subsequent Events

In July 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on August 15, 2016 to each shareholder of record on July 29, 2016, and caused a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments, expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to; our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

General Overview

As of June 30, 2016, we had 34 consolidated outlet centers in 21 states totaling 11.9 million square feet. We also had 9 unconsolidated outlet centers in 7 states or provinces totaling 2.8 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2015 to June 30, 2016 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Opened/Disposed	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2015		11,346	36	2,606	9
New Developments:
Foxwoods	Second Quarter	312	1	—	—
Savannah	Second Quarter	—	—	377	1
Grand Rapids	Third Quarter	352	1	—	—
Southaven	Fourth Quarter	320	1	—	—
Expansion:
Westgate	First Quarter	—	—	28	—
San Marcos	Fourth Quarter	24	—	—	—
Disposition:
Wisconsin Dells	First Quarter	—	—	(265)	(1)
Kittery I	Third Quarter	(52)	(1)	—	—
Kittery II	Third Quarter	(25)	(1)	—	—
Tuscola	Third Quarter	(250)	(1)	—	—
West Branch	Third Quarter	(113)	(1)	—	—
Barstow	Fourth Quarter	(171)	(1)	—	—
Other		3	—	1	—
As of December 31, 2015		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Acquisition:
Westgate	Second Quarter	411	1	(411)	(1)
Expansion:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Other		(16)	—	1	—
As of June 30, 2016		11,942	34	2,766	9

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2016. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	96
Riverhead, New York (1)	100	729,734	99
Foley, Alabama	100	556,984	96
Rehoboth Beach, Delaware (1)	100	556,405	100
Atlantic City, New Jersey (1) (4)	99	489,706	92
San Marcos, Texas	100	465,697	98
Sevierville, Tennessee (1)	100	448,335	99
Myrtle Beach Hwy 501, South Carolina	100	425,247	97
Jeffersonville, Ohio	100	411,776	98
Glendale, Arizona (Westgate) (4)	100	410,673	97
Myrtle Beach Hwy 17, South Carolina (1)	100	402,797	100
Charleston, South Carolina	100	382,117	98
Pittsburgh, Pennsylvania	100	372,958	100
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,080	94
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,070	100
Southaven, Mississippi (2) (4)	50	320,337	96
Park City, Utah	100	319,661	97
Mebane, North Carolina	100	318,910	97
Gonzales, Louisiana	100	318,666	98
Howell, Michigan	100	314,459	92
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	96
Westbrook, Connecticut	100	289,898	87
Williamsburg, Iowa	100	276,331	97
Hershey, Pennsylvania	100	247,500	100
Lancaster, Pennsylvania	100	247,002	97
Tilton, New Hampshire	100	245,698	97
Hilton Head II, South Carolina	100	206,544	94
Ocean City, Maryland (1)	100	198,840	81
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	98
Blowing Rock, North Carolina	100	104,052	99
Nags Head, North Carolina	100	82,161	100
Totals		11,942,065	97 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Foxwoods, Grand Rapids and Southaven centers which opened during the second, third and fourth quarters of 2015, respectively, and have not yet stabilized.

(4)	Property encumbered by mortgage. See note 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Savannah, Georgia (1) (2)	50	419,197	99
Charlotte, North Carolina (2)	50	397,839	97
Columbus, Ohio	50	355,220	95
Texas City, Texas (Galveston/Houston) (2)	50	352,705	99
National Harbor, Maryland (2)	50	338,786	98
Ottawa, Ontario	50	316,494	95
Cookstown, Ontario	50	308,517	99
Bromont, Quebec	50	161,307	72
Saint-Sauveur, Quebec (2)	50	115,771	97
Total		2,765,836	96	(3)

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Legal Ownership column, which states our legal interest in this venture. As of June 30, 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(2)	Property encumbered by mortgage. See notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

(3)	Excludes the occupancy rate at our Columbus center which opened during the second quarter of 2016 and has not yet stabilized.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Six months ended June 30, 2016 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	98	302	$31.97	$36.50	8.76	$27.80
Renewal	200	934	$25.96	$0.58	4.99	$25.84

	Six months ended June 30, 2015 (3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	95	356	$31.86	$25.11	9.44	$29.20
Renewal	215	1,018	$26.72	$0.13	5.55	$26.70

(1)	Excludes Fort Myers outlet center, which was sold in January 2016 and includes the Westgate outlet center, which is consolidated as of June 30, 2016 due to our acquisition of our partners' interest.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

NET INCOME
Net income increased $51.9 million in the 2016 period to $77.3 million as compared to $25.4 million for the 2015 period. The majority of this increase was due to the $49.3 million gain on the acquisition of our partners' equity interests in the Westgate joint venture in the 2016 period.

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

BASE RENTALS
Base rentals increased $2.7 million, or 4%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Increase/(Decrease)
Base rentals from existing properties	$67,127	$65,946	$1,181
Base rentals from new developments	6,916	1,317	5,599
Base rentals from properties disposed	—	3,638	(3,638)
Termination fees	1,487	1,698	(211)
Amortization of above and below market rent adjustments, net	(527)	(270)	(257)
	$75,003	$72,329	$2,674

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

At June 30, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net below market lease asset which totaled approximately $11.5 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals increased $284,000, or 14%, in the 2016 period compared to the 2015 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints").

	2016	2015	Increase/(Decrease)
Percentage rentals from existing properties	$2,009	$1,725	$284
Percentage rentals from new development	317	—	317
Percentage rentals from properties disposed	—	317	(317)
	$2,326	$2,042	$284

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $845,000, or 3%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Increase/(Decrease)
Expense reimbursements from existing properties	$28,836	$27,629	$1,207
Expense reimbursements from new development	1,918	806	1,112
Expense reimbursements from properties disposed	—	1,474	(1,474)
	$30,754	$29,909	$845

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $395,000, or 23%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Increase/(Decrease)
Development and leasing	$353	$727	$(374)
Loan guarantee	182	187	(5)
Management and marketing	797	813	(16)
	$1,332	$1,727	$(395)

Income from development and leasing services decreased primarily due to the 2015 period including significant development fee income for construction services provided to the Savannah joint venture. This decrease was partially offset by development and leasing fees earned from services provided to the Columbus joint venture which opened in the 2016 period.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $54,000, in the 2016 period as compared to the 2015 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Increase/(Decrease)
Property operating expenses from existing properties	$31,700	$31,261	$439
Property operating expenses from new developments	3,312	1,751	1,561
Property operating expenses from properties disposed	—	1,946	(1,946)
	$35,012	$34,958	$54

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $2.0 million, or 8%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2016 period to the 2015 period (in thousands):

	2016	2015	Increase/(Decrease)
Depreciation and amortization from existing properties	$22,638	$23,295	$(657)
Depreciation and amortization from new developments	3,668	638	3,030
Depreciation and amortization from properties disposed	—	339	(339)
	$26,306	$24,272	$2,034
Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $712,000, or 5%, in the 2016 period compared to the 2015 period, due to (1) our 2015 period included several construction projects for which interest incurred on incremental borrowings was capitalized during the construction period and was expensed during the 2016 period, (2) the April 2016 expansion of our term loan and entry into derivative transactions that effectively fixed the interest rate at higher levels than the floating rate in place during 2015, and (3) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increasing relative to its level in the 2015 period.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On June 30, 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. The purchase was funded with borrowings under our unsecured lines of credit. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The joint venture is now wholly-owned and is consolidated in our financial results as of June 30, 2016. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Westgate joint venture. The carrying value of our original investment in the property had been reduced over time as a result of receiving quarterly cash distributions in excess of earnings and cash on hand immediately prior to our acquisition. Accordingly, a substantial portion of the fair value of our equity interest was recognized as a gain due to the low cost basis of our equity investment balance in the property.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.4 million or 69% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Increase/(Decrease)
Equity in earnings from existing properties	$2,881	$2,537	$344
Equity in earnings from new developments	585	(491)	$1,076
	$3,466	$2,046	$1,420

The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Savannah outlet center, which opened in April 2015 and the Columbus outlet center, which opened in June 2016.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

NET INCOME
Net income increased $44.2 million in the 2016 period to $105.9 million as compared to $61.7 million for the 2015 period. The majority of this increase was due to the $49.3 million gain on the acquisition of our partners' equity interests in the Westgate joint venture in the 2016 period. However, gains on sales of assets and interest in unconsolidated joint ventures were lower in the 2016 period compared to the 2015 period. We recognized a $13.7 million gain on the sale of our equity interest in the Wisconsin Dells joint venture in the 2015 period versus a $4.9 million gain on the sale of our outlet center in Fort Myers, Florida located near Sanibel Island in the 2016 period.

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

BASE RENTALS
Base rentals increased $7.7 million, or 5%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Change
Base rentals from existing properties	$132,836	$129,495	$3,341
Base rentals from new developments	13,759	1,467	12,292
Base rentals from property disposed	66	7,232	(7,166)
Termination fees	2,042	2,836	(794)
Amortization of above and below market rent adjustments, net	(1,077)	(1,072)	(5)
	$147,626	$139,958	$7,668

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

At June 30, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net below market lease asset which totaled approximately $11.5 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals increased $205,000, or 5%, in the 2016 period compared to the 2015 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints").

	2016	2015	Increase/(Decrease)
Percentage rentals from existing properties	$4,057	$3,705	$352
Percentage rentals from new development	419	566	(147)
Percentage rentals from properties disposed	—	—	—
	$4,476	$4,271	$205

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $723,000, or 1%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Change
Expense reimbursements from existing properties	$59,528	$58,903	$625
Expense reimbursements from new developments	4,431	1,189	3,242
Expense reimbursements from property disposed	37	3,181	(3,144)
	$63,996	$63,273	$723

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $557,000, or 19%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Change
Development and leasing	$545	$1,307	$(762)
Loan guarantee	364	383	(19)
Management and marketing	1,544	1,320	224
	$2,453	$3,010	$(557)

Management, leasing and other services decreased primarily due to the 2015 period including significant development fee income for construction services provided to the Savannah joint venture. These decreases were partially offset by higher development and leasing fees earned from services provided to the Columbus joint venture in the 2016 period.

PROPERTY OPERATING EXPENSES
The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Change
Property operating expenses from existing properties	$65,590	$66,388	$(798)
Property operating expenses from new developments	7,238	2,214	5,024
Property operating expenses from property disposed	58	4,088	(4,030)
	$72,886	$72,690	$196

Property operating expenses from existing properties decreased primarily due to a decrease in snow removal costs as a result of a relatively mild winter in the 2016 period compared to the 2015 period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased 4.6 million, or 10%, in the 2016 period compared to the 2015 period.The following table sets forth the changes in various components of depreciation and amortization costs from the 2016 period to the 2015 period (in thousands):

	2016	2015	Change
Depreciation and amortization expenses from existing properties	$45,595	$46,944	$(1,349)
Depreciation and amortization expenses from new developments	7,278	638	6,640
Depreciation and amortization from property disposed	—	679	(679)
	$52,873	$48,261	$4,612

The decrease in depreciation and amortization costs from existing properties was due to lease related intangibles recorded as part of the acquisition price of acquired properties in 2011 and 2013, which are amortized over shorter lives, and which became fully amortized during the reporting periods.

INTEREST EXPENSE
Interest expense increased $2.5 million, or 10%, in the 2016 period compared to the 2015 period, due to (1) our 2015 period included several construction projects for which interest incurred on incremental borrowings was capitalized during the construction period and was expensed during the 2016 period, (2) the April 2016 expansion of our term loan and entry into derivative transactions that effectively fixed the interest rate at higher levels than the floating interest rate in place during 2015, (3) placing mortgages on the Foxwoods and Southaven outlet centers which have a higher interest rate than our lines of credit which are generally used to fund development, and (4) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increasing relative to its level in the 2015 period.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
The gain on sale of assets and interest in unconsolidated entities decreased approximately $8.8 million or 64% in the 2016 period compared to the 2015 period. In the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million. In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt totaling $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, representing the difference between the carrying value of our equity method investment and the net proceeds received.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On June 30, 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. The purchase was funded with borrowings under our unsecured lines of credit. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The joint venture is now wholly-owned and is consolidated in our financial results as of June 30, 2016. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture. The carrying value of our original investment in the property had been reduced over time as a result of receiving quarterly cash distributions in excess of earnings and cash on hand immediately prior to our acquisition. Accordingly, a substantial portion of the fair value of our equity interest was recognized as a gain due to the low cost basis of our equity investment balance in the property.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $2.4 million or 52% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Change
Equity in earnings from existing properties	$5,586	$4,922	$664
Equity in earnings from new developments	1,379	(491)	$1,870
Equity in earnings from property disposed	—	158	(158)
	$6,965	$4,589	$2,376

The increase in equity in earnings of unconsolidated joint ventures from existing properties is primarily due to incremental earnings from the Westgate expansion and at our RioCan Canada properties, lower amortization related to lease intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, and which became fully amortized during the 2016 reporting period.

The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Savannah outlet center, which opened in April 2015 and the Columbus outlet center, which opened in June 2016.

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

On July 8, 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on August 15, 2016 to each shareholder of record on July 29, 2016, and caused a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$105,008	$101,726	$3,282
Net cash provided by (used in) investing activities	25,859	(117,485)	143,344
Net cash (used in) provided by financing activities	(125,870)	17,190	(143,060)
Effect of foreign currency rate changes on cash and equivalents	539	(331)	870
Net increase in cash and cash equivalents	$5,536	$1,100	$4,436

Operating Activities

In 2016, our cash provided by operating activities was positively impacted by a number of factors, including an increase in operating income as a result of the net growth in leasable square feet in our portfolio of outlet centers and an increase in distributions from our unconsolidated joint ventures.

Investing Activities

The increase in net cash provided by investing activities is primarily associated with the following:

•
We used restricted cash of $121.3 million in 2016 to repay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to the Deer Park outlet center.

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

•
Partially offsetting the above items was our acquisition of our partner's interest in our Westgate joint venture and fewer contributions in the 2016 period to our unconsolidated joint ventures as a result of less development activity in the 2016 period compared to the 2015 period.

Financing Activities

The increase in net cash used in financing activities is primarily associated with the following:

•	Increase in cash distributions paid due to a special dividend that was paid in January 2016 and an increase in quarterly dividends paid to common shareholders in 2016.

•
Increase in cash used for debt repayments, which included the repayments of our Deer Park $150.0 million floating rate mortgage loan, our $10.0 million unsecured note payable and our $7.5 million unsecured term note. The increase in debt repayments was partially offset by an increase in borrowings.

•	Cash used for the payment of a deferred financing obligation to a former partner at Deer Park, which increased our legal ownership to 100%.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2016	2015	Change
Capital expenditures analysis:
New center developments	$42,539	$117,898	$(75,359)
Major center renovations	5,003	879	4,124
Second generation tenant allowances	4,475	5,084	(609)
Other capital expenditures	6,274	6,290	(16)
	58,291	130,151	(71,860)
Conversion from accrual to cash basis	10,291	(18,920)	29,211
Additions to rental property-cash basis	$68,582	$111,231	$(42,649)

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Daytona Beach, Southaven, and San Marcos outlet centers in the 2016 period. The 2015 period included new center development expenditures for our Grand Rapids, Southaven, and Foxwoods outlet centers.

•
Major center renovations in both the 2016 and 2015 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also includes renovations at our Howell outlet center. We expect to spend approximately $25.1 million for the remainder of 2016 on the renovation of these three outlet centers.

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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of June 30, 2016:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
Daytona Beach	352	$259	$91.3	$49.8	November 2016

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly owned outlet center in Daytona Beach, Florida.

New Development in Unconsolidated Real Estate Joint Ventures - Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of June 30, 2016, we and our partner had each contributed $35.8 million to fund development activities. The projected total net cost of the development is estimated to be approximately $94.9 million. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

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

In July 2016, we announced that we plan to break ground on an 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania during the third quarter of 2016, with a projected opening in the third quarter of 2017.

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million for a gain of $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Financing Arrangements

As of June 30, 2016, unsecured borrowings represented 88% of our outstanding debt and 82% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances. The Company guarantees the Operating Partnership's obligations under these lines. As of June 30, 2016, we had $260.8 million available under our unsecured lines of credit.

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

Also in April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. In June 2016, we entered into two separate interest rate swap agreements, effective October 3, 2016 that fixed the base LIBOR rate at an average of 1.41% on notional amounts totaling $250.0 million through October 3, 2026.

In June 2016, our $10.0 million unsecured note payable became due and was repaid on June 23, 2016.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	50%
Total secured debt to adjusted total assets	<40%	7%
Total unencumbered assets to unsecured debt	>150%	178%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2016 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$36.4
National Harbor	National Harbor, MD	50.0%	339	4.9
RioCan Canada	Various	50.0%	902	126.8
Savannah (1)	Savannah, GA	50.0%	419	42.4
				$210.5

Charlotte(2)	Charlotte, NC	50.0%	398	$(1.6)
Galveston/Houston (2)	Texas City, TX	50.0%	353	(2.9)
				$(4.5)

(1)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than indicated in the Ownership column, which states our legal interest in this venture. As of June 30, 2016, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

.

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

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of June 30, 2016, we and our partner had each contributed $35.8 million to fund development activities. The projected total net cost of the development is estimated to be approximately $94.9 million. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

Savannah

In May 2016, we expanded our outlet center in Savannah by approximately 42,000 square feet, bringing the outlet center's total gross leasable area to approximately 419,000 square feet.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of June 30, 2016 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada (2)	11.8	May 2020	5.75%	26.3%	3.1
Savannah (3)	96.9	May 2017	LIBOR + 1.65%	15.5%	15.0
Debt origination costs	(2.8)
	$347.9				$34.6

(1)	100% completion guaranty; 10% principal guaranty.

(2)	The joint venture debt amount includes premium of approximately $574,000.

(3)	100% completion guaranty; $15.0 million principal guaranty.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Fee:
Development and leasing	$353	$727	$545	$1,307
Loan Guarantee	182	187	364	383
Management and marketing	797	813	1,544	1,320
Total Fees	$1,332	$1,727	$2,453	$3,010

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

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

Funds From Operations ("FFO") is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP. We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), of which we are a member. FFO represents net income (loss) (computed in accordance with GAAP) before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization of real estate assets, impairment losses on depreciable real estate of consolidated real estate and after adjustments for unconsolidated partnerships and joint ventures, including depreciation and amortization, and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$77,302	$25,359	$105,919	$61,745
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	25,937	23,919	52,142	47,556
Depreciation and amortization of real estate assets - unconsolidated joint ventures	5,808	5,038	11,147	9,114
Gain on sale of assets and interests in unconsolidated entities	—	—	(4,887)	(13,726)
Gain on previously held interest in acquired joint venture	(49,258)	—	(49,258)	—
FFO	59,789	54,316	115,063	104,689
FFO attributable to noncontrolling interests in other consolidated partnerships	(12)	412	(59)	370
Allocation of earnings to participating securities	(564)	(583)	(1,133)	(1,143)
FFO available to common shareholders (1)	$59,213	$54,145	$113,871	$103,916
As further adjusted for:
Accelerated vesting of share-based compensation (2)	—	—	293	—
Demolition costs	182	—	182	—
Write-off of debt discount due to repayment of debt prior to maturity (3)	—	—	882	—
Impact of above adjustments to the allocation of earnings to participating securities	(1)	—	(13)	—
AFFO available to common shareholders (1)	$59,394	$54,145	$115,215	$103,916
FFO available to common shareholders per share - diluted (1)	$0.59	$0.54	$1.14	$1.04
AFFO available to common shareholders per share - diluted (1)	$0.59	$0.54	$1.15	$1.04

Weighted Average Shares
Basic weighted average common shares	95,124	94,741	95,034	94,639
Effect of notional units	183	—	167	—
Effect of outstanding options and restricted common shares	68	54	64	66
Diluted weighted average common shares (for earnings per share computations)	95,375	94,795	95,265	94,705
Exchangeable operating partnership units	5,053	5,078	5,053	5,078
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	100,428	99,873	100,318	99,783

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)	Represents restricted shares that vested immediately upon the death of Director Donald Drapkin.

(3)	Due to the January 28, 2016 early repayment of the $150 million mortgage secured by the Deer Park, New York property, which was scheduled to mature August 30, 2018.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income ("Portfolio NOI") and Same Center NOI as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, renovated or subject to a material non-recurring event, such as a natural disaster, during the comparable reporting periods.

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income, FFO or AFFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

Portfolio NOI and Same Center NOI should not be considered alternatives to net income (loss) or as an indicator of our financial performance since they do not reflect the entire operations of our portfolio, nor do they reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other non-property income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. Because of these limitations, Portfolio NOI and Same Center NOI should not be viewed in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Portfolio NOI and Same Center NOI only as supplemental measures.

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$77,302	$25,359	$105,919	$61,745
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	$(3,466)	$(2,046)	$(6,965)	$(4,589)
Interest expense	13,800	13,088	28,684	26,177
Gain on sale of assets and interests in unconsolidated entities	—	—	(4,887)	(13,726)
Gain on previously held interest in acquired joint venture	(49,258)	—	(49,258)	—
Other nonoperating income (expense)	(38)	493	(354)	187
Depreciation and amortization	26,306	24,272	52,873	48,261
Other non-property income and losses	(379)	(590)	(560)	(1,020)
Demolition Costs	182	—	182	—
Corporate general and administrative expenses	11,448	11,357	22,913	22,622
Non-cash adjustments (1)	(1,049)	(1,142)	(1,971)	(1,471)
Termination rents	(1,487)	(1,698)	(2,042)	(2,836)
Portfolio NOI	73,361	69,093	144,534	135,350
Non-same center NOI (2)	(5,721)	(3,909)	(11,261)	(7,328)
Same Center NOI	$67,640	$65,184	$133,273	$128,022

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)
Excluded from Same Center NOI: Foxwoods outlet center, which opened in May of 2015; Grand Rapids outlet center, which opened in July of 2015; Southaven outlet center, which opened in November 2015; Kittery I & II, Tuscola and West Branch outlet centers, which were sold in September 2015; Barstow outlet center, which was sold in October 2015; Fort Myers outlet center, which was sold in January 2016; and Glendale outlet center (Westgate), which was acquired in June 2016.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2016, we had approximately 1.4 million square feet, or 12% of our consolidated portfolio at that time, coming up for renewal during 2016. During the first six months of 2016, we renewed approximately 934,000 square feet of this space at a 17% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 302,000 square feet at a 28% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% as of both June 30, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. When current development activities were ongoing, we typically held distributions of net cash flow from our Canadian joint ventures in Canadian Dollars in order to efficiently reinvest such amounts as needed to fund future Canadian development activities.  Cash held in Canadian Dollars has not typically been held for long periods of time, nor has it been significant.  We believe this strategy has mitigated some of the risk of our initial investment and our exposure to changes in foreign currencies.  Presently, we do not intend to maintain a substantial amount of cash in Canadian Dollars.  However, any funds we hold in Canadian Dollars which are neither reinvested in additional Canadian development or exchanged for US Dollars subject us to the risk of currency fluctuations, as we generally do not hedge currency translation exposures.

In October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. Also, in April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016, that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. In addition, in June 2016, we entered into two separate interest rate swap agreements, effective October 3, 2016 that fixed the base LIBOR rate at an average of 1.41% on notional amounts totaling $250.0 million through October 3, 2026.

As of June 30, 2016, the fair value of these contracts is a liability of $4.4 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of June 30, 2016, approximately 28% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $4.5 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2016	December 31, 2015
Fair value of debt	$1,694,512	$1,615,833
Recorded value of debt	$1,602,847	$1,551,924

A 100 basis point increase from prevailing interest rates at June 30, 2016 and December 31, 2015 would result in a decrease in fair value of total debt of approximately $49.1 million and $50.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of June 30, 2016. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2016. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

On July 14, 2016, a lawsuit was filed by a local business owner in the Superior Court of New Jersey alleging that agreements that establish the property tax liability of certain of our subsidiaries violate the New Jersey Constitution and are unauthorized by New Jersey law. We are reviewing the complaint, and have not formally responded to it, but we believe our agreements are valid and authorized.  We intend to defend vigorously against these allegations. Nevertheless, we cannot assure you as to the outcome of this action, or any similar future lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1***
Form of 2016 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 4, 2016.)

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: July 29, 2016

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Senior Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Descriptions

10.1***
Form of 2016 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 4, 2016.)

10.2
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to the Company’s and Operating Partnership's Form 8-K filed April 15, 2016).

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

101
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan or arrangement.