Form 10-Q
period 2016-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2016-10-28
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 25, 2016, there were 96,069,262 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,069,262 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Noncontrolling interests, shareholder's equity and partner's capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Non-Company LPs are accounted for as partner's capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2016	December 31, 2015
Assets
Rental property
Land	$262,240	$240,267
Buildings, improvements and fixtures	2,553,564	2,249,417
Construction in progress	92,937	23,533
	2,908,741	2,513,217
Accumulated depreciation	(792,272)	(748,341)
Total rental property, net	2,116,469	1,764,876
Cash and cash equivalents	25,902	21,558
Restricted cash	2,936	121,306
Investments in unconsolidated joint ventures	170,855	201,083
Deferred lease costs and other intangibles, net	156,496	127,089
Prepaids and other assets	88,261	78,913
Total assets	$2,560,919	$2,314,825
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$1,037,073	$789,285
Unsecured term loans, net	322,195	265,832
Mortgages payable, net	172,647	310,587
Unsecured lines of credit, net	192,731	186,220
Total debt	1,724,646	1,551,924
Accounts payable and accrued expenses	78,542	97,396
Deferred financing obligation	—	28,388
Other liabilities	52,079	31,085
Total liabilities	1,855,267	1,708,793
Commitments and contingencies	—	—
Equity
Tanger Factory Outlet Centers, Inc.
Common shares, $.01 par value, 300,000,000 shares authorized, 96,069,262 and 95,880,825 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	961	959
Paid in capital	816,464	806,379
Accumulated distributions in excess of net income	(115,565)	(195,486)
Accumulated other comprehensive loss	(31,618)	(36,715)
Equity attributable to Tanger Factory Outlet Centers, Inc.	670,242	575,137
Equity attributable to noncontrolling interests
Noncontrolling interests in Operating Partnership	35,250	30,309
Noncontrolling interests in other consolidated partnerships	160	586
Total equity	705,652	606,032
Total liabilities and equity	$2,560,919	$2,314,825

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Base rentals	$79,569	$75,841	$227,195	$215,799
Percentage rentals	2,995	2,625	7,471	6,896
Expense reimbursements	33,125	30,542	97,121	93,815
Management, leasing and other services	806	1,253	3,259	4,263
Other income	2,642	2,645	6,229	5,795
Total revenues	119,137	112,906	341,275	326,568
Expenses
Property operating	37,442	36,231	110,328	108,921
General and administrative	12,128	11,514	35,368	34,431
Acquisition costs	487	—	487	—
Depreciation and amortization	29,205	28,785	82,078	77,046
Total expenses	79,262	76,530	228,261	220,398
Operating income	39,875	36,376	113,014	106,170
Other income (expense)
Interest expense	(15,516)	(13,933)	(44,200)	(40,110)
Gain on sale of assets and interests in unconsolidated joint ventures	1,418	20,215	6,305	33,941
Gain on previously held interests in acquired joint ventures	46,258	—	95,516	—
Other nonoperating income (expense)	24	89	378	(98)
Income before equity in earnings of unconsolidated joint ventures	72,059	42,747	171,013	99,903
Equity in earnings of unconsolidated joint ventures	715	3,713	7,680	8,302
Net income	72,774	46,460	178,693	108,205
Noncontrolling interests in Operating Partnership	(3,668)	(2,364)	(9,009)	(5,532)
Noncontrolling interests in other consolidated partnerships	(2)	(21)	(13)	395
Net income attributable to Tanger Factory Outlet Centers, Inc.	$69,104	$44,075	$169,671	$103,068

Basic earnings per common share
Net income	$0.72	$0.46	$1.77	$1.08
Diluted earnings per common share
Net income	$0.72	$0.46	$1.76	$1.08

Dividends declared per common share	$0.325	$0.285	$0.935	$0.810
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$72,774	$46,460	$178,693	$108,205
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,731)	(10,932)	6,970	(18,945)
Change in fair value of cash flow hedges	2,228	(1,156)	(1,601)	(2,045)
Other comprehensive income (loss)	497	(12,088)	5,369	(20,990)
Comprehensive income	73,271	34,372	184,062	87,215
Comprehensive income attributable to noncontrolling interests	(3,695)	(1,770)	(9,294)	(4,067)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$69,576	$32,602	$174,768	$83,148
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	103,068	—	103,068	5,532	(395)	108,205
Other comprehensive loss	—	—	—	(19,920)	(19,920)	(1,070)	—	(20,990)
Compensation under Incentive Award Plan	—	12,180	—	—	12,180	—	—	12,180
Issuance of 16,400 common shares upon exercise of options	—	448	—	—	448	—	—	448
Grant of 348,844 restricted common share awards	3	(3)	—	—	—	—	—	—
Withholding of 31,532 common shares for employee income taxes	—	(1,115)	—	—	(1,115)	—	—	(1,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	461	461
Adjustment for noncontrolling interests in Operating Partnership	—	(442)	—	—	(442)	442	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Common dividends ($0.810 per share)	—	—	(77,569)	—	(77,569)	—	—	(77,569)
Distributions to noncontrolling interests	—	—	—	—	—	(4,114)	(116)	(4,230)
Balance, September 30, 2015	$958	$802,638	$(256,180)	$(33,943)	$513,473	$27,207	$596	$541,276

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Total Tanger Factory Outlet Centers, Inc. equity	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	169,671	—	169,671	9,009	13	178,693
Other comprehensive income	—	—	—	5,097	5,097	272	—	5,369
Compensation under Incentive Award Plan	—	12,556	—	—	12,556	—	—	12,556
Issuance of 57,700 common shares upon exercise of options	—	1,693	—	—	1,693	—	—	1,693
Grant of 173,124 restricted common share awards, net of forfeitures	2	(2)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 66,427 common shares for employee income taxes	—	(2,164)	—	—	(2,164)	—	—	(2,164)
Contributions from noncontrolling interests	—	—	—	—	—	—	35	35
Adjustment for noncontrolling interests in Operating Partnership	—	(385)	—	—	(385)	385	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	—	(1,617)	—	(325)	(1,942)
Common dividends ($.935 per share)	—	—	(89,750)	—	(89,750)	—	—	(89,750)
Distributions to noncontrolling interests	—	—	—	—	—	(4,725)	(145)	(4,870)
Balance, September 30, 2016	$961	$816,464	$(115,565)	$(31,618)	$670,242	$35,250	$160	$705,652

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$178,693	$108,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,078	77,046
Amortization of deferred financing costs	2,350	1,896
Gain on sale of assets and interests in unconsolidated entities	(6,305)	(33,941)
Gain on previously held interests in acquired joint ventures	(95,516)	—
Equity in earnings of unconsolidated joint ventures	(7,680)	(8,302)
Share-based compensation expense	11,815	11,560
Amortization of debt (premiums) and discounts, net	1,160	65
Amortization (accretion) of market rent rate adjustments, net	2,087	2,124
Straight-line rent adjustments	(5,092)	(4,742)
Distributions of cumulative earnings from unconsolidated joint ventures	10,571	8,803
Changes in other assets and liabilities:
Other assets	1,093	2,197
Accounts payable and accrued expenses	2,512	10,117
Net cash provided by operating activities	177,766	175,028
INVESTING ACTIVITIES
Additions to rental property	(112,213)	(181,127)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	(45,219)	—
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—
Additions to investments in unconsolidated joint ventures	(27,851)	(31,517)
Net proceeds on sale of assets and interests in unconsolidated entities	28,706	58,799
Change in restricted cash	118,370	(42,904)
Proceeds from insurance reimbursements	721	253
Additions to non-real estate assets	(8,982)	(691)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	14,193	19,325
Additions to deferred lease costs	(5,273)	(5,592)
Net cash used in investing activities	(39,490)	(183,454)
FINANCING ACTIVITIES
Cash dividends paid	(109,879)	(77,569)
Distributions to noncontrolling interests in Operating Partnership	(5,786)	(4,114)
Proceeds from revolving credit facility	733,450	409,400
Repayments of revolving credit facility	(727,750)	(324,600)
Proceeds from notes, mortgages and loans	338,270	60,263
Repayments of notes, mortgages and loans	(329,603)	(49,098)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,164)	(1,115)
Distributions to noncontrolling interests in other consolidated partnerships	(99)	(116)
Additions to deferred financing costs	(4,243)	(758)
Proceeds from exercise of options	1,693	448
Contributions from noncontrolling interests in other consolidated partnerships	35	259
Net cash provided by (used in) financing activities	(134,464)	13,000
Effect of foreign currency rate changes on cash and cash equivalents	532	(788)
Net increase in cash and cash equivalents	4,344	3,786
Cash and cash equivalents, beginning of period	21,558	16,875
Cash and cash equivalents, end of period	$25,902	$20,661
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2016	December 31, 2015
Assets
Rental property
Land	$262,240	$240,267
Buildings, improvements and fixtures	2,553,564	2,249,417
Construction in progress	92,937	23,533
	2,908,741	2,513,217
Accumulated depreciation	(792,272)	(748,341)
Total rental property, net	2,116,469	1,764,876
Cash and cash equivalents	25,853	21,552
Restricted cash	2,936	121,306
Investments in unconsolidated joint ventures	170,855	201,083
Deferred lease costs and other intangibles, net	156,496	127,089
Prepaids and other assets	87,909	78,248
Total assets	$2,560,518	$2,314,154
Liabilities and Equity
Liabilities
Debt
Senior, unsecured notes, net	$1,037,073	$789,285
Unsecured term loans, net	322,195	265,832
Mortgages payable, net	172,647	310,587
Unsecured lines of credit, net	192,731	186,220
Total debt	1,724,646	1,551,924
Accounts payable and accrued expenses	78,141	96,725
Deferred financing obligation	—	28,388
Other liabilities	52,079	31,085
Total liabilities	1,854,866	1,708,122
Commitments and contingencies	—	—
Equity
Partners' Equity
General partner, 1,000,000 units outstanding at September 30, 2016 and December 31, 2015	6,559	5,726
Limited partners, 5,052,743 Class A common units, and 95,069,262 and 94,880,825 Class B common units outstanding at September 30, 2016 and December 31, 2015, respectively	732,266	638,422
Accumulated other comprehensive loss	(33,333)	(38,702)
Total partners' equity	705,492	605,446
Noncontrolling interests in consolidated partnerships	160	586
Total equity	705,652	606,032
Total liabilities and equity	$2,560,518	$2,314,154
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Base rentals	$79,569	$75,841	$227,195	$215,799
Percentage rentals	2,995	2,625	7,471	6,896
Expense reimbursements	33,125	30,542	97,121	93,815
Management, leasing and other services	806	1,253	3,259	4,263
Other income	2,642	2,645	6,229	5,795
Total revenues	119,137	112,906	341,275	326,568
Expenses
Property operating	37,442	36,231	110,328	108,921
General and administrative	12,128	11,514	35,368	34,431
Acquisition costs	487	—	487	—
Depreciation and amortization	29,205	28,785	82,078	77,046
Total expenses	79,262	76,530	228,261	220,398
Operating income	39,875	36,376	113,014	106,170
Other income (expense)
Interest expense	(15,516)	(13,933)	(44,200)	(40,110)
Gain on sale of assets and interests in unconsolidated joint ventures	1,418	20,215	6,305	33,941
Gain on previously held interests in acquired joint ventures	46,258	—	95,516	—
Other nonoperating income (expense)	24	89	378	(98)
Income before equity in earnings of unconsolidated joint ventures	72,059	42,747	171,013	99,903
Equity in earnings of unconsolidated joint ventures	715	3,713	7,680	8,302
Net income	72,774	46,460	178,693	108,205
Noncontrolling interests in consolidated partnerships	(2)	(21)	(13)	395
Net income available to partners	72,772	46,439	178,680	108,600
Net income available to limited partners	72,052	45,979	176,912	107,525
Net income available to general partner	$720	$460	$1,768	$1,075

Basic earnings per common unit
Net income	$0.72	$0.46	$1.77	$1.08
Diluted earnings per common unit
Net income	$0.72	$0.46	$1.76	$1.08

Distribution declared per common unit	$0.325	$0.285	$0.935	$0.810
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$72,774	$46,460	$178,693	$108,205
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,731)	(10,932)	6,970	(18,945)
Changes in fair value of cash flow hedges	2,228	(1,156)	(1,601)	(2,045)
Other comprehensive income (loss)	497	(12,088)	5,369	(20,990)
Comprehensive income	73,271	34,372	184,062	87,215
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(2)	(21)	(13)	395
Comprehensive income attributable to the Operating Partnership	$73,269	$34,351	$184,049	$87,610
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	1,075	107,525	—	108,600	(395)	108,205
Other comprehensive loss	—	—	(20,990)	(20,990)	—	(20,990)
Compensation under Incentive Award Plan	—	12,180	—	12,180	—	12,180
Issuance of 16,400 common units upon exercise of options	—	448	—	448	—	448
Grant of 348,844 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 31,532 common units for employee income taxes	—	(1,115)	—	(1,115)	—	(1,115)
Contributions from noncontrolling interests	—	—	—	—	461	461
Adjustments for noncontrolling interests in consolidated partnerships	—	4	—	4	(4)	—
Common distributions ($.810 per common unit)	(810)	(80,873)	—	(81,683)	—	(81,683)
Distributions to noncontrolling interests	—	—	—	—	(116)	(116)
Balance, September 30, 2015	$5,093	$571,368	$(35,781)	$540,680	$596	$541,276

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	1,768	176,912	—	178,680	13	178,693
Other comprehensive income	—	—	5,369	5,369	—	5,369
Compensation under Incentive Award Plan	—	12,556	—	12,556	—	12,556
Issuance of 57,700 common units upon exercise of options	—	1,693	—	1,693	—	1,693
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 66,427 common units for employee income taxes	—	(2,164)	—	(2,164)	—	(2,164)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustment for noncontrolling interests in consolidated partnerships	—	4	—	4	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($.935 per common unit)	(935)	(93,540)	—	(94,475)	—	(94,475)
Distributions to noncontrolling interests	—	—	—	—	(145)	(145)
Balance, September 30, 2016	$6,559	$732,266	$(33,333)	$705,492	$160	$705,652

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$178,693	$108,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,078	77,046
Amortization of deferred financing costs	2,350	1,896
Gain on sale of assets and interests in unconsolidated entities	(6,305)	(33,941)
Gain on previously held interests in acquired joint ventures	(95,516)	—
Equity in earnings of unconsolidated joint ventures	(7,680)	(8,302)
Equity-based compensation expense	11,815	11,560
Amortization of debt (premiums) and discounts, net	1,160	65
Amortization (accretion) of market rent rate adjustments, net	2,087	2,124
Straight-line rent adjustments	(5,092)	(4,742)
Distributions of cumulative earnings from unconsolidated joint ventures	10,571	8,803
Changes in other assets and liabilities:
Other assets	780	2,397
Accounts payable and accrued expenses	2,782	10,965
Net cash provided by operating activities	177,723	176,076
INVESTING ACTIVITIES
Additions to rental property	(112,213)	(181,127)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	(45,219)	—
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—
Additions to investments in unconsolidated joint ventures	(27,851)	(31,517)
Net proceeds on sale of assets and interests in unconsolidated entities	28,706	58,799
Change in restricted cash	118,370	(42,904)
Proceeds from insurance reimbursements	721	253
Additions to non-real estate assets	(8,982)	(691)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	14,193	19,325
Additions to deferred lease costs	(5,273)	(5,592)
Net cash used in investing activities	(39,490)	(183,454)
FINANCING ACTIVITIES
Cash distributions paid	(115,665)	(81,683)
Proceeds from revolving credit facility	733,450	409,400
Repayments of revolving credit facility	(727,750)	(324,600)
Proceeds from notes, mortgages and loans	338,270	60,263
Repayments of notes, mortgages and loans	(329,603)	(49,098)
Repayment of deferred financing obligation	(28,388)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,164)	(1,115)
Distributions to noncontrolling interests in consolidated partnerships	(99)	(116)
Additions to deferred financing costs	(4,243)	(758)
Proceeds from exercise of options	1,693	448
Contributions from noncontrolling interests in other consolidated partnerships	35	259
Net cash provided by (used in) financing activities	(134,464)	13,000
Effect of foreign currency on cash and cash equivalents	532	(788)
Net increase in cash and cash equivalents	4,301	4,834
Cash and cash equivalents, beginning of period	21,552	15,806
Cash and cash equivalents, end of period	$25,853	$20,640
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2016, we owned and operated 35 consolidated outlet centers, with a total gross leasable area of approximately 12.4 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.3 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,069,262 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,052,743 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We had previously concluded that our Savannah joint venture, which owned the Outlet center in Pooler, Georgia, was considered a VIE and we were not the primary beneficiary. On August 12, 2016, the joint venture acquired our venture partner's interest. The Savannah joint venture is now wholly-owned by us and is consolidated in our financial results as of the acquisition date.

On June 30, 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona using special purpose entities owned by qualified intermediaries to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. We have determined that the Westgate joint venture is a variable interest entity of which we are the primary beneficiary and is consolidated in our financial results as of the acquisition date. At September 30, 2016, total assets of this venture were $176.0 million and total liabilities were $14.9 million. The primary classification of the assets on the consolidated balance sheets are total rental property, net, $158.5 million; cash, $3.9 million and other assets, $13.6 million (including deferred lease costs and other intangibles) and the primary classification of the liabilities include accounts payable and accrued expenses, $906,000 and other liabilities, $14.0 million (including below market lease value).

We have concluded that our Southaven joint venture is considered a VIE because our voting rights are disproportionate to our economic interests and substantially all of each venture's activities either involve us or are conducted on our behalf. The management agreement and other contractual arrangements for the Southaven joint venture give us, but not necessarily our joint venture partner, significant participating rights over activities that most significantly impact the economic performance of the ventures, thus we have concluded that we are the primary beneficiary and have consolidated the venture's balance sheet and results of operations. At September 30, 2016, total assets of this venture were $85.5 million and total liabilities were $60.8 million. The primary classification of the assets on the consolidated balance sheets are total rental property, net, $79.7 million; cash, $3.5 million and other assets, $2.3 million (including deferred lease costs and other intangibles) and the primary classification of the liabilities include accounts payable and accrued expenses, $1.7 million and mortgages payable net of debt origination costs, $58.2 million. These assets include only those assets that can be used to settle obligations of the VIE. The liabilities include third party liabilities and exclude intercompany balances that are eliminated in consolidation.

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

As a result of the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (ASU) No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, our deferred debt origination costs and related accumulated amortization previously recorded in the line item “deferred debt origination costs, net” have been reclassified from assets to the respective debt line items within the liabilities section in the consolidated balance sheet as of December 31, 2015. The reclassification decreased previously reported total assets and total liabilities by $11.9 million.

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

3. Acquisition of Rental Property
Savannah

On August 12, 2016, the Savannah joint venture, which owned the Outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. At the time of acquisition, the property was subject to a $96.9 million construction loan, with an interest rate of LIBOR + 1.65% that would have matured in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

The joint venture is now wholly-owned by us and is consolidated in our financial results as of the acquisition date.  Prior to this transaction, we owned a 50% legal interest in the joint venture since its formation and accounted for it under the equity method of accounting. However, due to preferred equity contributions we made to the joint venture, and the returns earned on those contributions, our estimated economic interest in the book value of the assets was approximately 98%.Therefore, substantially all of the earnings of the joint venture were previously recognized by us as equity in earnings of unconsolidated joint ventures.

There was no contingent consideration associated with this acquisition. The joint venture incurred approximately $260,000 in third-party acquisition related costs for the acquisition of the venture partner's interest that were expensed as incurred. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture.

Non-cash investing activities related to the purchase of our partners' interest in the Savannah joint venture, include the assumption of debt totaling $96.9 million. In addition, rental property and lease related intangible assets and liabilities increased by a net of $46.3 million related to the fair value of our previously held interest in excess of our carrying amount; prepaids and other assets increased $250,000 and accounts payable and accrued expenses increased $2.1 million from the assumption of current assets and liabilities.

Westgate

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

The total cash price included $39.0 million to acquire the 40% ownership interest held by the equity partner in the joint venture. We also purchased the remaining 2% noncontrolling ownership interests in the Westgate outlet center held in a consolidated partnership for a purchase price of $1.9 million. The acquisition of the noncontrolling ownership interest was recorded as an equity transaction and, as a result, the carrying balances of the noncontrolling interest were eliminated and the remaining difference between the purchase price and carrying balance was recorded as a reduction in additional-paid-in-capital. We funded the total purchase price with borrowings under our unsecured lines of credit. At the time of the acquisition, the property was subject to a $62.0 million mortgage loan, with an interest rate of LIBOR + 1.75% and a maturity in June 2017. In August 2016, we repaid the mortgage loan in full with proceeds from the public offering of $250.0 million in senior notes due 2026.

There was no contingent consideration associated with this acquisition. We incurred approximately $127,000 in third-party acquisition related costs for the acquisition of our partners' interest in the Westgate joint venture that were expensed as incurred. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture.

Non-cash investing activities related to the purchase of our partners' interest in the Westgate joint venture, include the assumption of debt totaling $62.0 million. In addition, rental property and lease related intangible assets and liabilities increased by a net of $49.3 million related to the fair value of our previously held interest in excess of our carrying amount; prepaids and other assets increased 227,000 and accounts payable and accrued expenses increased $5.0 million from the assumption of current assets and liabilities.

The following table illustrates the fair value of the aggregate consideration transferred to acquire the equity interests of the Savannah and Westgate properties at the acquisition date for the nine months ended September 30, 2016 (in thousands):

Cash transferred for equity interests	$54,000
Fair value of our previously held interests	145,581
Fair value of net assets	$199,581

The following table illustrates the aggregate fair value of the amounts of the identifiable assets acquired and liabilities assumed and recognized at the acquisition date for the Savannah and Westgate properties acquired during the nine months ended September 30, 2016:

	Fair Value (in thousands)	Weighted-Average Amortization Period (in years)
Cash	$8,781
Land	27,593
Buildings, improvements and fixtures	308,117
Deferred lease costs and other intangibles
Above market lease value	15,882	7.2
Lease in place value	13,972	5.9
Lease and legal costs	10,264	6.4
Total deferred lease costs and other intangibles	40,118
Prepaids and other assets	477
Debt	(158,994)
Accounts payable and accrued expenses	(7,183)
Other liabilities (Below market lease value)	(19,328)	12.0
Total fair value of net assets	$199,581

The fair values were determined based on an income approach, using a rental growth rate of 3.0%, a discount rate between 7.50% and 8.25%, and a terminal cap rate between 5.75% and 7.0%. The estimated fair values were determined to have primarily relied upon Level 3 inputs, as defined in Note 11.

The fair values are based upon our best available information at the time of the preparation of our financial statements. However, the business acquisition accounting for the Savannah and Westgate outlet centers are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation by the end of 2016.

During the third quarter of 2016, we adjusted the Westgate purchase price allocation based upon information that was received subsequent to the acquisition date that related to conditions that existed as of that date. This adjustment increased above market lease value by $1.6 million, and decreased buildings, improvements and fixtures by $5.6 million, below market lease value by $4.8 million, lease in place value by $628,000 and land by $150,000.

4. Disposition of Properties

Fort Myers

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Myrtle Beach Hwy 501

In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located near Highway 501 for net proceeds of approximately $2.9 million. The net proceeds are recorded as restricted cash as of September 30, 2016 because they are being held by a qualified intermediary under Section 1031 of the Internal Revenue Code of 1986, as amended.

The following table sets forth certain summarized information regarding the properties sold during the nine months ended September 30, 2016:

Properties	Locations	Date Sold	Square Feet (in 000's)	Net Sales Price (in 000's)	Gain on Sale(in 000's)
Operating Properties:
Sanibel Center	Fort Myers, Florida	January 2016	199	$25,785	$4,887
Nonoperating properties:
Outparcel	Myrtle Beach, South Carolina	September 2016	—	$2,921	$1,418
Total			199	$28,706	$6,305

The rental property sold did not meet the criteria for reporting discontinued operations, thus its results of operations have remained in continuing operations.

5. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of September 30, 2016:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Borrowed to date (in millions)	Projected Opening
New development
Daytona Beach	352	$67.4	$—	November 2016
Fort Worth	352	13.9	—	Holiday 2017

Expansion
Lancaster	123	10.2	—	Q3 2017

Total	827	$91.5	$—

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly-owned outlet center in Daytona Beach, Florida.

Fort Worth

In September 2016, we purchased land in the greater Fort Worth, Texas area for approximately $11.2 million and began construction immediately on the development of a wholly-owned outlet center. The outlet center will be located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion
In July 2016, we commenced construction on a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

6. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$44.3	$—
National Harbor	National Harbor, MD	50.0%	341	4.7	86.0
RioCan Canada	Various	50.0%	901	121.9	11.5
				$170.9	$97.5

Charlotte(3)	Charlotte, NC	50.0%	398	$(2.2)	$89.7
Galveston/Houston (3)	Texas City, TX	50.0%	353	(3.3)	64.8
				$(5.5)	$154.5

As of December 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	—	$21.1	$—
National Harbor	National Harbor, MD	50.0%	339	6.1	85.8
RioCan Canada	Various	50.0%	870	117.2	11.3
Savannah (2)	Savannah, GA	50.0%	377	44.4	87.6
Westgate	Glendale, AZ	58.0%	411	12.3	61.9
				$201.1	$246.6

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.1)	$89.6
Galveston/Houston(3)	Texas City, TX	50.0%	353	(1.5)	64.7
				$(2.6)	$154.3

(1)	Net of debt origination costs and including premiums of $912,000 and $3.3 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, our economic interest in the venture's cash flow was greater than indicated in the Ownership column, which states our legal interest in this venture. As of December 31, 2015, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fee:
Development and leasing	$65	$325	$611	$1,632
Loan guarantee	85	182	449	564
Management and marketing	656	746	2,199	2,067
Total Fees	$806	$1,253	$3,259	$4,263

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.7 million and $3.9 million as of September 30, 2016 and December 31, 2015, respectively) are amortized over the various useful lives of the related assets.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of September 30, 2016, we and our partner had each contributed $40.5 million to fund development activities. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

Savannah

In May 2016, we expanded our outlet center in Savannah by approximately 42,000 square feet, bringing the outlet center's total gross leasable area to approximately 419,000 square feet.

As described in Note 3, we acquired our partners' interest in the Savannah joint venture in August 2016 and have consolidated the property for financial reporting purposes since the acquisition date.

Westgate

As described in Note 3, we acquired our partners' interest in the Westgate joint venture in June 2016 and have consolidated the property for financial reporting purposes since the acquisition date.

RioCan Canada

Rental property held and used by our RioCan joint venture is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During the third quarter 2016, the joint venture determined for its Bromont, Quebec outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on deteriorating amounts of net operating income. Therefore, the joint venture recorded a $5.8 million non-cash impairment charge in its statement of operations, which equaled the excess of the property's carrying value over its fair value. The fair value was determined using a market approach considering the prevailing market income capitalization rates and sales data for transactions involving similar assets. Our share of this impairment charge, $2.9 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2016	December 31, 2015
Assets
Land	$89,036	$103,046
Buildings, improvements and fixtures	497,892	615,662
Construction in progress, including land	14,933	62,308
	601,861	781,016
Accumulated depreciation	(61,890)	(60,629)
Total rental property, net	539,971	720,387
Cash and cash equivalents	28,649	28,723
Deferred lease costs, net	14,408	18,399
Prepaids and other assets	12,794	14,455
Total assets	$595,822	$781,964
Liabilities and Owners' Equity
Mortgages payable, net	$252,019	$400,935
Accounts payable and other liabilities	24,979	31,805
Total liabilities	276,998	432,740
Owners' equity	318,824	349,224
Total liabilities and owners' equity	$595,822	$781,964

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2016	2015	2016	2015
Revenues	$25,654	$27,495	$82,693	$77,648
Expenses
Property operating	9,103	9,601	30,499	29,912
General and administrative	95	92	390	400
Asset impairment	5,838	—	5,838	—
Depreciation and amortization	8,001	9,003	26,208	25,381
Total expenses	23,037	18,696	62,935	55,693
Operating income	2,617	8,799	19,758	21,955
Interest expense	(1,925)	(2,324)	(7,161)	(6,304)
Other nonoperating income	2	4	5	17
Net income	$694	$6,479	$12,602	$15,668

The Company and Operating Partnership's share of:
Net income	$715	$3,713	$7,680	$8,302
Depreciation expense (real estate related)	$4,325	$5,411	$15,472	$14,525

7. Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	September 30, 2016	December 31, 2015
Unsecured lines of credit	$196,000	$190,300
Unsecured term loan	$325,000	$250,000

8. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2016		December 31, 2015
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$298,103	$300,000	$297,739
Senior notes	3.875%	December 2023	250,000	245,275	250,000	244,829
Senior notes	3.750%	December 2024	250,000	246,971	250,000	246,717
Senior notes	3.125%	September 2026	250,000	246,724	—	—

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	41,196	44,110	43,312	46,605
Deer Park	LIBOR + 1.50%	—	—	—	150,000	149,145
Foxwoods	LIBOR + 1.65%	December 2017	70,250	69,825	70,250	69,564
Southaven	LIBOR + 1.75%	April 2018	59,090	58,712	45,824	45,273
Unsecured note payable (2)	1.50%	June 2016	—	—	10,000	9,919
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	322,195	250,000	248,443
Unsecured term note	LIBOR + 1.30%	—	—	—	7,500	7,470
Unsecured lines of credit	LIBOR + .90%	October 2019	196,000	192,731	190,300	186,220
			$1,741,536	$1,724,646	$1,567,186	$1,551,924

(1)	Including premiums and net of debt discount and debt origination costs.

(2)
The effective interest rates assigned during the purchase price allocation to the assumed mortgage and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05% and unsecured note payable 3.15%.

Certain of our properties, which had a net book value of approximately $331.7 million at September 30, 2016 and $622.8 million at December 31, 2015, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances.

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

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2016, we were in compliance with all of our debt covenants.

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

$250.0 Million Unsecured Senior Notes due 2026

In August 2016, we completed a public offering of $250.0 million in senior notes due 2026 in an underwritten public offering. The notes were priced at 99.605% of the principal amount to yield 3.171% to maturity. The notes will pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.7 million. We used the net proceeds from the sale of the notes to repay a $62.0 million floating rate mortgage loan related to our outlet center in Glendale (Westgate), Arizona, repay borrowings under our unsecured lines of credit, and for general corporate purposes.

Savannah Debt Repayment

At the time of acquisition, the Savannah outlet center was subject to a $96.9 million mortgage loan, with an interest rate of LIBOR + 1.65% that matured in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2016 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2016	$727
2017	73,258
2018	62,273
2019	199,369
2020	303,566
Thereafter	1,102,343
Subtotal	1,741,536
Net discount and debt origination costs	(16,890)
Total	$1,724,646

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

10. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, recorded in other liabilities within the consolidated balance sheets (in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2016	December 31, 2015
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(502)	$(212)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(492)	(198)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(497)	(206)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	(221)	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	(222)	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	(223)	—
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	(60)	—
Total		$325,000			$(2,217)	$(616)

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three and nine months ended September 30, 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest Rate Swaps (Effective Portion):
Change in fair value of cash flow hedges	$2,228	$(1,156)	$(1,601)	$(2,045)

11. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2016
Liabilities:
Interest rate swaps (other liabilities)	$(2,217)	$—	$(2,217)	$—
Total liabilities	$(2,217)	$—	$(2,217)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2015:
Liabilities:
Interest rate swaps (other liabilities)	$(616)	$—	$(616)	$—
Total liabilities	$(616)	$—	$(616)	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2016	December 31, 2015
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$521,000	$447,800
Level 2 Significant Observable Inputs	1,178,198	901,958
Level 3 Significant Unobservable Inputs	129,340	266,075
Total fair value of debt	$1,828,538	$1,615,833

Recorded value of debt	$1,724,646	$1,551,924

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

The following table sets forth the changes in outstanding partnership units for the nine months ended September 30, 2016 and September 30, 2015.

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Grant of restricted common share awards by the Company	—	—	348,844	348,844
Units issued upon exercise of options	—	—	16,400	16,400
Units withheld for employee income taxes	—	—	(31,532)	(31,532)
Balance September 30, 2015	1,000,000	5,078,406	94,843,493	99,921,899

Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Grant of restricted common share awards by the Company, net of of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	57,700	57,700
Units withheld for employee income taxes	—	—	(66,427)	(66,427)
Balance September 30, 2016	1,000,000	5,052,743	95,069,262	100,122,005

13. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$69,104	$44,075	$169,671	$103,068
Less allocation of earnings to participating securities	(627)	(494)	(1,649)	(1,210)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$68,477	$43,581	$168,022	$101,858
Denominator
Basic weighted average common shares	95,156	94,746	95,075	94,675
Effect of notional units	426	—	393	—
Effect of outstanding options and certain restricted common shares	90	53	69	62
Diluted weighted average common shares	95,672	94,799	95,537	94,737
Basic earnings per common share:
Net income	$0.72	$0.46	$1.77	$1.08
Diluted earnings per common share:
Net income	$0.72	$0.46	$1.76	$1.08

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2016, 531,746 and 564,849 units were excluded from the computation, respectively, and for both the three and nine months ended September 30, 2015, 951,450 units were excluded from the computation, because these units would not have been issuable if the end of the reporting period were the end of the contingency period.

The effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended September 30, 2016, there were no options excluded from the computation. For the nine months ended September 30, 2016 there were 145,300 options excluded from the computation and for the three and nine months ended September 30, 2015, 250,400 and 250,500 options were excluded from the computation, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

14. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to partners of the Operating Partnership	$72,772	$46,439	$178,680	$108,600
Less allocation of earnings to participating securities	(629)	(495)	(1,651)	(1,211)
Net income available to common unitholders of the Operating Partnership	$72,143	$45,944	$177,029	$107,389
Denominator
Basic weighted average common units	100,209	99,824	100,127	99,753
Effect of notional units	426	—	393	—
Effect of outstanding options and certain restricted common units	90	53	69	62
Diluted weighted average common units	100,725	99,877	100,589	99,815
Basic earnings per common unit:
Net income	$0.72	$0.46	$1.77	$1.08
Diluted earnings per common unit:
Net income	$0.72	$0.46	$1.76	$1.08

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2016, 531,746 and 564,849 units were excluded from the computation, and for both the three and nine months ended September 30, 2015, 951,450 units were excluded from the computation, because these units would not have been issuable if the end of the reporting period were the end of the contingency period.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended September 30, 2016, there were no options excluded from the computation. For the nine months ended September 30, 2016 there were 145,300 options excluded from the computation and for the three and nine months ended September 30, 2015, 250,400 and 250,500 options were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted common shares	$3,020	$2,865	$8,527	$8,362
Notional unit performance awards	1,057	1,012	2,967	2,853
Options	83	117	321	345
Total equity-based compensation	$4,160	$3,994	$11,815	$11,560

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity-based compensation expense capitalized	$244	$217	$741	$620

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

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 6,045 and 66,427 for the three and nine months ended September 30, 2016, respectively, and was 954 and 31,532 for the three and nine months ended September 30, 2015 respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $244,460 and $2.2 million for the three and nine months ended September 30, 2016, respectively. Total amounts paid for the employees' tax obligation to taxing authorities was $1.1 million for the nine months ended September 30, 2015. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

16. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)
Unrealized loss on foreign currency translation adjustments	(1,644)	—	(1,644)	(87)	—	(87)
Change in fair value of cash flow hedges	—	2,116	2,116	—	112	112
Balance September 30, 2016	$(29,513)	$(2,105)	$(31,618)	$(1,603)	$(112)	$(1,715)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Unrealized gain on foreign currency translation adjustments	6,617	—	6,617	353	—	353
Change in fair value of cash flow hedges	—	(1,520)	(1,520)	—	(81)	(81)
Balance September 30, 2016	$(29,513)	$(2,105)	$(31,618)	$(1,603)	$(112)	$(1,715)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2015 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2015	$(21,716)	$(754)	$(22,470)	$(1,183)	$(40)	$(1,223)
Unrealized loss on foreign currency translation adjustments	(10,376)	—	(10,376)	(556)	—	(556)
Change in fair value of cash flow hedges	—	(1,097)	(1,097)	—	(59)	(59)
Balance September 30, 2015	$(32,092)	$(1,851)	$(33,943)	$(1,739)	$(99)	$(1,838)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)
Unrealized loss on foreign currency translation adjustments	(17,979)	—	(17,979)	(966)	—	(966)
Change in fair value of cash flow hedges	—	(1,941)	(1,941)	—	(104)	(104)
Balance September 30, 2015	$(32,092)	$(1,851)	$(33,943)	$(1,739)	$(99)	$(1,838)

17. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)
Unrealized loss on foreign currency translation adjustments	(1,731)	—	(1,731)
Change in fair value of cash flow hedges	—	2,228	2,228
Balance September 30, 2016	$(31,116)	$(2,217)	$(33,333)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Unrealized gain on foreign currency translation adjustments	6,970	—	6,970
Change in fair value of cash flow hedges	—	(1,601)	(1,601)
Balance September 30, 2016	$(31,116)	$(2,217)	$(33,333)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2015 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2015	$(22,899)	$(794)	$(23,693)
Unrealized loss on foreign currency translation adjustments	(10,932)	—	(10,932)
Change in fair value of cash flow hedges	—	(1,156)	(1,156)
Balance September 30, 2015	$(33,831)	$(1,950)	$(35,781)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(14,886)	$95	$(14,791)
Unrealized loss on foreign currency translation adjustments	(18,945)	—	(18,945)
Change in fair value of cash flow hedges	—	(2,045)	(2,045)
Balance September 30, 2015	$(33,831)	$(1,950)	$(35,781)

18. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	September 30, 2016	September 30, 2015
Costs relating to construction included in accounts payable and accrued expenses	$20,340	$33,622

19. New Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, the Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-15F of the same name, and addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The ASU should be adopted using a retrospective transition approach. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU will be applied on a prospective basis for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.
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

20. Subsequent Events

In October 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on November 15, 2016 to each shareholder of record on October 31, 2016, and the Trustees of Tanger GP Trust declared a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In October 2016, we completed a public offering to sell an additional $100.0 million of our 3.125% senior notes due 2026 in an underwritten public offering. The notes priced at 98.962% of the principal amount to yield 3.248% to maturity. The new notes constitute an additional issuance of, and form a single series with, the $250.0 million aggregate principal amount of 3.125% senior notes due 2026 issued on August 8, 2016. The aggregate principal amount outstanding of the 3.125% senior notes due 2026 is $350.0 million. All outstanding notes pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $97.8 million. The net proceeds were used to repay borrowings under the Operating Partnership's unsecured lines of credit, and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term, "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, "Operating Partnership", refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments, expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to; our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and those factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

General Overview

As of September 30, 2016, we had 35 consolidated outlet centers in 21 states totaling 12.4 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.3 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2015 to September 30, 2016 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Opened/Disposed	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2015		11,346	36	2,606	9
New Developments:
Foxwoods	Second Quarter	312	1	—	—
Savannah	Second Quarter	—	—	377	1
Grand Rapids	Third Quarter	352	1	—	—
Southaven	Fourth Quarter	320	1	—	—
Expansion:
Westgate	First Quarter	—	—	28	—
San Marcos	Fourth Quarter	24	—	—	—
Disposition:
Wisconsin Dells	First Quarter	—	—	(265)	(1)
Kittery I	Third Quarter	(52)	(1)	—	—
Kittery II	Third Quarter	(25)	(1)	—	—
Tuscola	Third Quarter	(250)	(1)	—	—
West Branch	Third Quarter	(113)	(1)	—	—
Barstow	Fourth Quarter	(171)	(1)	—	—
Other		3	—	1	—
As of December 31, 2015		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Acquisition:
Westgate	Second Quarter	411	1	(411)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansion:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Other		(16)	—	2	—
As of September 30, 2016		12,361	35	2,348	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2016. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	97
Riverhead, New York (1)	100	729,706	99
Foley, Alabama	100	556,984	97
Rehoboth Beach, Delaware (1)	100	556,405	99
Atlantic City, New Jersey (1) (4)	99	489,706	90
San Marcos, Texas	100	471,756	97
Sevierville, Tennessee (1)	100	448,335	100
Myrtle Beach Hwy 501, South Carolina	100	425,247	97
Savannah, Georgia	100	419,197	99
Jeffersonville, Ohio	100	411,776	96
Glendale, Arizona (Westgate)	100	410,673	99
Myrtle Beach Hwy 17, South Carolina (1)	100	402,800	99
Charleston, South Carolina	100	382,117	98
Pittsburgh, Pennsylvania	100	372,958	100
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,080	96
Branson, Missouri	100	329,861	99
Locust Grove, Georgia	100	321,070	100
Southaven, Mississippi (2) (4)	50	320,337	96
Park City, Utah	100	319,661	98
Mebane, North Carolina	100	318,910	100
Gonzales, Louisiana	100	318,666	99
Howell, Michigan	100	314,459	92
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	96
Westbrook, Connecticut	100	289,898	87
Williamsburg, Iowa	100	276,331	99
Hershey, Pennsylvania	100	247,500	100
Tilton, New Hampshire	100	245,698	100
Lancaster, Pennsylvania	100	241,002	96
Hilton Head II, South Carolina	100	206,544	98
Ocean City, Maryland (1)	100	198,840	77
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	98
Blowing Rock, North Carolina	100	104,052	98
Nags Head, North Carolina	100	82,161	100
Totals		12,361,296	97 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Foxwoods and Southaven centers which opened during the second and fourth quarters of 2015, respectively, and have not yet stabilized.

(4)	Property encumbered by mortgage. See notes 7 and 8 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,839	97
Columbus, Ohio	50	355,220	96
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	99
Ottawa, Ontario	50	316,494	98
Cookstown, Ontario	50	307,585	99
Bromont, Quebec	50	161,307	72
Saint-Sauveur, Quebec (1)	50	115,771	94
Total		2,348,077	96	(2)

(1)	Property encumbered by mortgage. See note 6, to the consolidated financial statements for further details of our debt obligations.

(2)	Excludes the occupancy rate at our Columbus center which opened during the second quarter of 2016 and has not yet stabilized.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Nine months ended September 30, 2016 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	118	368	$32.69	$35.08	8.71	$28.66
Renewal	226	1,056	$25.99	$0.52	4.74	$25.88

	Nine months ended September 30, 2015 (3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	114	428	$31.70	$27.63	9.26	$28.72
Renewal	242	1,131	$26.54	$0.13	5.33	$26.52

(1)
Excludes Fort Myers outlet center, which was sold in January 2016 and includes the Westgate and Savannah outlet centers, which are both consolidated as of September 30, 2016 due to the acquisition of the venture partners' interests during June 2016 and August 2016, respectively.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

NET INCOME
Net income increased $26.3 million in the 2016 period to $72.8 million as compared to $46.5 million for the 2015 period. The majority of this increase was due to the $46.3 million gain on the acquisition of our partner's equity interests in the Savannah joint venture in the 2016 period and $1.4 million gain on the sale an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501. This increase was partially offset by lower gains on sales of assets and interest in unconsolidated joint ventures in the 2016 period compared to the 2015 period, as in the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for a total gain of $20.2 million.

In the tables below, information set forth for new developments includes our Grand Rapids and Southaven outlet centers, which opened in July 2015 and November 2015, respectively. Acquisitions include our Westgate and Savannah centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed includes the Kittery I & II, Tuscola, and West Branch outlet centers sold in September 2015, the Barstow outlet center sold in October 2015 and the Fort Myers outlet center sold in January 2016.

BASE RENTALS
Base rentals increased $3.7 million, or 5%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Increase/(Decrease)
Base rentals from existing properties	$70,990	$69,641	$1,349
Base rentals from new developments	3,667	1,436	2,231
Base rentals from acquisitions	4,131	—	4,131
Base rentals from properties disposed	—	3,890	(3,890)
Termination fees	1,450	1,585	(135)
Amortization of above and below market rent adjustments, net	(669)	(711)	42
	$79,569	$75,841	$3,728

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals and incremental rents from re-tenanting vacant spaces.

At September 30, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net above market lease asset which totaled approximately $698,000. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals increased $370,000, or 14%, in the 2016 period compared to the 2015 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints") (in thousands):

	2016	2015	Increase/(Decrease)
Percentage rentals from existing properties	$2,438	$2,258	$180
Percentage rentals from new development	272	—	272
Percentage rentals from acquisitions	285	—	285
Percentage rentals from properties disposed	—	367	(367)
	$2,995	$2,625	$370

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $2.6 million, or 8%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Increase/(Decrease)
Expense reimbursements from existing properties	$29,432	$28,079	$1,353
Expense reimbursements from new development	1,741	824	917
Expense reimbursements from acquisitions	1,952	—	1,952
Expense reimbursements from properties disposed	—	1,639	(1,639)
	$33,125	$30,542	$2,583

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $447,000, or 36%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Increase/(Decrease)
Development and leasing	$65	$325	$(260)
Loan guarantee	85	182	(97)
Management and marketing	656	746	(90)
	$806	$1,253	$(447)

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.2 million, or 3% in the 2016 period as compared to the 2015 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Increase/(Decrease)
Property operating expenses from existing properties	$33,761	$32,910	$851
Property operating expenses from new developments	2,015	1,364	651
Property operating expenses from acquisitions	1,666	—	1,666
Property operating expenses from properties disposed	—	1,957	(1,957)
	$37,442	$36,231	$1,211

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $420,000, or 1%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2016 period to the 2015 period (in thousands):

	2016	2015	Increase/(Decrease)
Depreciation and amortization from existing properties	$24,658	$25,664	$(1,006)
Depreciation and amortization from new developments	2,207	833	1,374
Depreciation and amortization expenses from acquisitions	2,340	—	2,340
Depreciation and amortization from properties disposed	—	2,288	(2,288)
	$29,205	$28,785	$420

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $1.6 million, or 11%, in the 2016 period compared to the 2015 period, due to (1) the April 2016 expansion of our term loan and entry into derivative transactions that effectively fixed the interest rate at higher levels than the floating interest rate in place during 2015, (2) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increased relative to its level in the 2015 period, (3) our issuance in August 2016 of $250 million 3.125% bonds, which repaid amounts outstanding under unsecured lines of credit that had an approximate rate of 1.40%, and (4) the additional debt assumed from the Westgate and Savannah acquisitions.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
The gain on sale of assets and interest in unconsolidated entities decreased approximately $18.8 million or 93% in the 2016 period compared to the 2015 period. In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 for net proceeds of approximately $2.9 million and recognized a gain of approximately $1.4 million. In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On August 12, 2016, the Savannah joint venture, which owned the Outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. The joint venture is now wholly-owned by us and has been consolidated in our financial results since the acquisition date. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Savannah joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening in April 2015.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $3.0 million or 81% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Increase/(Decrease)
Equity in earnings from existing properties	$(594)	$2,414	$(3,008)
Equity in earnings from new developments	591	—	$591
Equity in earnings from properties acquired or disposed	718	1,299	(581)
	$715	$3,713	$(2,998)

Equity in earnings from existing properties for the 2016 period includes a $2.9 million asset impairment loss representing our share of the impairment loss recorded by the joint venture that owns the Bromont outlet center in Canada. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the the Columbus outlet center, which opened in June 2016. The equity in earnings from properties acquired or disposed includes our Westgate and Savannah joint ventures due to the acquisition of the venture partners' interest in June 2016 and August 2016, respectively.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

NET INCOME
Net income increased $70.5 million in the 2016 period to $178.7 million as compared to $108.2 million for the 2015 period. The majority of this increase was due to the $95.5 million gain on the acquisition of our venture partners' equity interests in the Westgate and Savannah joint ventures in the 2016 period, $4.9 million gain on the sale of our outlet center in Fort Myers, Florida located near Sanibel Island, and $1.4 million gain on the sale an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 in the 2016 period. These increases were partially offset by lower gains on sales of assets and interest in unconsolidated joint ventures were lower in the 2016 period compared to the 2015 period. We recognized a $33.9 million gain on the sale of our equity interest in the Wisconsin Dells joint venture and our the sale of our Kittery, Tuscola, and West Branch outlet centers in the 2015 period.

In the tables below, information set forth for new developments includes our Foxwoods, Grand Rapids, and Southaven outlet centers, which opened in May 2015, July 2015, and November 2015, respectively. Acquisitions include our Westgate and Savannah centers, which were previously held in unconsolidated joint ventures prior to our acquisition of our venture partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed includes the Kittery I & II, Tuscola, and West Branch outlet centers sold in September 2015, the Barstow outlet center sold in October 2015 and the Fort Myers outlet center sold in January 2016.

BASE RENTALS
Base rentals increased $11.4 million, or 5%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Change
Base rentals from existing properties	$200,602	$196,242	$4,360
Base rentals from new developments	20,650	5,797	14,853
Base rentals from acquisitions	4,131	—	4,131
Base rentals from properties disposed	66	11,122	(11,056)
Termination fees	3,492	4,421	(929)
Amortization of above and below market rent adjustments, net	(1,746)	(1,783)	37
	$227,195	$215,799	$11,396

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

At September 30, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net below market lease asset which totaled approximately $698,000. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

PERCENTAGE RENTALS
Percentage rentals increased $575,000, or 8%, in the 2016 period compared to the 2015 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels ("contractual breakpoints") (in thousands):

	2016	2015	Increase/(Decrease)
Percentage rentals from existing properties	$6,284	$5,964	$320
Percentage rentals from new development	712	—	712
Percentage rentals from acquisitions	285	—	285
Percentage rentals from properties disposed	190	932	(742)
	$7,471	$6,896	$575

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.3 million, or 4%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Change
Expense reimbursements from existing properties	$88,503	$86,845	$1,658
Expense reimbursements from new developments	6,526	2,151	4,375
Expense reimbursements from acquisitions	1,952	—	1,952
Expense reimbursements from properties disposed	140	4,819	(4,679)
	$97,121	$93,815	$3,306

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $1.0 million, or 24%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Change
Development and leasing	$611	$1,632	$(1,021)
Loan guarantee	449	564	(115)
Management and marketing	2,199	2,067	132
	$3,259	$4,263	$(1,004)

Income from development and leasing services decreased primarily due to the 2015 period including services provided to the Savannah joint venture, which opened in April 2015. This decrease was partially offset by development and leasing fees earned from services provided to the Columbus joint venture which opened in the 2016 period.

PROPERTY OPERATING EXPENSES
The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Change
Property operating expenses from existing properties	$98,282	$98,110	$172
Property operating expenses from new developments	10,310	4,766	5,544
Property operating expenses from acquisitions	1,682	—	1,682
Property operating expenses from properties disposed	54	6,045	(5,991)
	$110,328	$108,921	$1,407

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $5.0 million, or 7%, in the 2016 period compared to the 2015 period.The following table sets forth the changes in various components of depreciation and amortization costs from the 2016 period to the 2015 period (in thousands):

	2016	2015	Change
Depreciation and amortization expenses from existing properties	$68,808	$71,215	$(2,407)
Depreciation and amortization expenses from new developments	10,930	2,864	8,066
Depreciation and amortization expenses from acquisitions	2,340	—	2,340
Depreciation and amortization from property disposed	—	2,967	(2,967)
	$82,078	$77,046	$5,032

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense increased $4.1 million, or 10%, in the 2016 period compared to the 2015 period, due to (1) our 2015 period included several construction projects for which interest incurred on incremental borrowings was capitalized during the construction period and was expensed during the 2016 period, (2) the April 2016 expansion of our term loan and entry into derivative transactions that effectively fixed the interest rate at higher levels than the floating interest rate in place during 2015, (3) placing mortgages on the Foxwoods and Southaven outlet centers which have a higher interest rate than our lines of credit which are generally used to fund development, (4) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increasing relative to its level in the 2015 period, and (5) the additional debt assumed from the Westgate and Savannah acquisitions.

GAIN ON SALE OF ASSETS AND INTEREST IN UNCONSOLIDATED ENTITIES
The gain on sale of assets and interest in unconsolidated entities decreased approximately $27.6 million or 81% in the 2016 period compared to the 2015 period. In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 for net proceeds of approximately $2.9 million and recognized a gain of approximately $1.4 million. Also, in the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million. In February 2015, we sold our equity interest in the joint venture that owned the Wisconsin Dells outlet center for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt totaling $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, representing the difference between the carrying value of our equity method investment and the net proceeds received. In the third quarter of 2015, we sold our Kittery, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million in the 2015 period.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
On June 30, 2016, we completed the purchase of our venture partner's interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. The purchase was funded with borrowings under our unsecured lines of credit. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The joint venture is now wholly-owned and is consolidated in our financial results as of June 30, 2016. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening.

On August 12, 2016, the Savannah joint venture, which owned the Outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. The joint venture is now wholly-owned by us and has been consolidated in our financial results since the acquisition date. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Savannah joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening in April 2015.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $622,000 or 7% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Change
Equity in earnings from existing properties	$3,671	$6,212	$(2,541)
Equity in earnings from new developments	366	—	366
Equity in earnings from properties acquired or disposed	3,643	2,090	1,553
	$7,680	$8,302	$(622)

Equity in earnings from existing properties for the 2016 period includes a $2.9 million asset impairment loss representing our share of the impairment loss recorded by the joint venture that owns the Bromont outlet center in Canada. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the the Columbus outlet center, which opened in June 2016. The equity in earnings from properties acquired or disposed includes our Westgate and Savannah joint ventures due to the acquisition of the venture partners' interest in June 2016 and August 2016, respectively. Equity in earnings from properties acquired or disposed in the 2015 period includes the Wisconsin Dells joint venture, which we sold in February 2015.

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

In October 2016, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on November 15, 2016 to each shareholder of record on October 31, 2016, and the Trustees of Tanger GP Trust declared a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

General Overview

In this "Liquidity and Capital Resources of the Operating Partnership" section, the terms "we", "our" and "us" refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Property rental income represents our primary source to pay property operating expenses, debt service, distributions and capital expenditures needed to maintain our properties. To the extent that our cash flow from operating activities is insufficient to cover our capital needs, including new developments, expansions of existing outlet centers, acquisitions and investments in unconsolidated joint ventures, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership's debt offerings and the Company's equity offerings.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$177,723	$176,076	$1,647
Net cash used in investing activities	(39,490)	(183,454)	143,964
Net cash (used in) provided by financing activities	(134,464)	13,000	(147,464)
Effect of foreign currency rate changes on cash and equivalents	532	(788)	1,320
Net increase in cash and cash equivalents	$4,301	$4,834	$(533)

Operating Activities

In 2016, our cash provided by operating activities was positively impacted by a number of factors, including an increase in operating income as a result of the net growth in leasable square feet in our portfolio of outlet centers and an increase in distributions from our unconsolidated joint ventures.

Investing Activities

The decrease in net cash used in investing activities is primarily associated with the following:

•
We used restricted cash of $121.3 million in 2016 to repay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to the Deer Park outlet center.

•
Cash provided from asset sales decreased in 2016 compared to 2015, as proceeds from the sales of our Fort Myers outlet center and an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 were lower than the proceeds from the sale of our equity interest in the Wisconsin Dells outlet center in 2015.

•
Cash used for additions to rental property decreased in 2016 due to lower new outlet center construction in 2016 as compared to 2015. The 2015 period included additions for our Foxwoods, Grand Rapids, and Southaven outlet centers, all of which opened during 2015, while the 2016 period primarily included construction at our Daytona Beach outlet center.

•
Partially offsetting the above items was the acquisition of our venture partners' interest in our Westgate joint venture and Savannah joint venture, and fewer contributions in the 2016 period to our unconsolidated joint ventures as a result of less development activity in the 2016 period compared to the 2015 period.

Financing Activities

The increase in net cash used in financing activities is primarily associated with the following:

•	Increase in cash distributions paid due to a special dividend that was paid in January 2016 and an increase in quarterly dividends paid to common shareholders in 2016.

•
Increase in cash used for debt repayments, which included the repayments of the Deer Park $150.0 million floating rate mortgage loan, the $10.0 million unsecured note payable, the $7.5 million unsecured term note, the Westgate $62.0 million floating rate mortgage and our Savannah $98.0 million floating rate mortgage.

•	Cash used for the payment of a deferred financing obligation to a former partner at Deer Park, which increased our legal ownership to 100%.

•
Partially offsetting the above items was an increase in borrowings including the public offering of $250 million of 3.125% unsecured senior notes due September 2026, priced at 99.605% of par to yield 3.171% to maturity and netting proceeds of approximately $246.7 million and an additional $75.0 million in proceeds received from an amendment to our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million. In 2015, new borrowings for notes, mortgages, loans totaled $60.3 million and was primarily related to construction draws at related to the Southaven and Foxwoods mortgages. In 2015, we also repaid the mortgages at our Hershey and Ocean City outlet centers, which totaled $46.6 million.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2016	2015	Change
Capital expenditures analysis:
New center developments	$74,441	$174,551	$(100,110)
Major center renovations	13,908	1,513	12,395
Second generation tenant allowances	6,963	6,512	451
Other capital expenditures	8,576	9,140	(564)
	103,888	191,716	(87,828)
Conversion from accrual to cash basis	8,325	(10,589)	18,914
Additions to rental property-cash basis	$112,213	$181,127	$(68,914)

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Daytona Beach, Fort Worth, Southaven, and San Marcos outlet centers in the 2016 period. The 2015 period included new center development expenditures for our Grand Rapids, Southaven, and Foxwoods outlet centers.

•
Major center renovations in both the 2016 and 2015 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also includes renovations at our Howell outlet center. We expect to spend approximately $10.6 million for the remainder of 2016 on the renovation of these three outlet centers.

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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of September 30, 2016:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
New development
Daytona Beach	352	$256	$90.0	$67.4	November 2016
Fort Worth	352	256	90.2	13.9	Holiday 2017

Expansion
Lancaster	123	389	47.8	10.2	Q3 2017

Total	827	$901	$228.0	$91.5

Daytona Beach

In November 2015, we purchased land for approximately $9.9 million and commenced construction on the development of a wholly-owned outlet center in Daytona Beach, Florida.

Fort Worth

In September 2016, we purchased land in the greater Fort Worth, Texas area for approximately $11.2 million and began construction immediately on the development of a wholly-owned outlet center. The outlet center will be located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion

In July 2016, we commenced construction on a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

See “Off-Balance Sheet Arrangements” for a discussion of unconsolidated joint venture development activities.

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

Dispositions of Rental Property

In January 2016, we sold our outlet center in Fort Myers, Florida located near Sanibel Island for net proceeds of approximately $25.8 million for a gain of $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located near Highway 501 for net proceeds of approximately $2.9 million and recognized a gain of approximately $1.4 million. The net proceeds are recorded as restricted cash as of September 30, 2016 because they are being held by a qualified intermediary under Section 1031 of the Internal Revenue Code of 1986, as amended.

Financing Arrangements

As of September 30, 2016, unsecured borrowings represented 90% of our outstanding debt and 88% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased to $1.0 billion through an accordion feature in certain circumstances. The Company guarantees the Operating Partnership's obligations under these lines. As of September 30, 2016, we had $324.0 million available under our unsecured lines of credit.

In January 2016, we used restricted cash and unsecured lines of credit to repay our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which are related to our 749,000 square foot outlet center in Deer Park, NY. These transactions allowed us to unencumber the Deer Park asset while simultaneously deferring a significant portion of the gains related to the assets sold in 2015 for tax purposes.

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

Also in April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fixed the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

In June 2016, our $10.0 million unsecured note payable became due and was repaid on June 23, 2016.

In August 2016, we completed a public offering of $250.0 million in senior notes due 2026 in an underwritten public offering. The notes were priced at 99.605% of the principal amount to yield 3.171% to maturity. The notes will pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $246.7 million. We used the net proceeds from the sale of the notes to repay a $62.0 million floating rate mortgage loan related to our outlet center in Glendale (Westgate), Arizona, repay borrowings under our unsecured lines of credit, and for general corporate purposes.

In October 2016, we completed a public offering to sell an additional $100.0 million of our 3.125%senior notes due 2026 in an underwritten public offering. The notes priced at 98.962% of the principal amount to yield 3.248% to maturity. The new notes constitute an additional issuance of, and form a single series with, the $250.0 million aggregate principal amount of 3.125%senior notes due 2026 issued on August 8, 2016. The aggregate principal amount outstanding of the 3.125% senior notes due 2026 is $350.0 million. All outstanding notes pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were approximately $97.8 million. The net proceeds were used to repay borrowings under the Operating Partnership's unsecured lines of credit, and for general corporate purposes.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2018, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2017.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	51%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>150%	184%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2016 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$44.3
National Harbor	National Harbor, MD	50.0%	341	4.7
RioCan Canada	Various	50.0%	901	121.9
				$170.9

Charlotte(1)	Charlotte, NC	50.0%	398	$(2.2)
Galveston/Houston (1)	Texas City, TX	50.0%	353	(3.3)
				$(5.5)

(1)	The negative carrying value is due to the distributions of proceeds from mortgage loans, and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

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

We acquired our partners' interest in the Savannah joint venture in August 2016 and have consolidated the property for financial reporting purposes since the acquisition date.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of September 30, 2016, we and our partner had each contributed $40.5 million to fund development activities. The total projected net costs are expected to be approximately $94.9 million. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of September 30, 2016 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada (2)	11.5	May 2020	5.75%	26.1%	3.0
Debt origination costs	(1.5)
	$252.0				$19.5

(1)	100% completion guaranty; 10% principal guaranty.

(2)	The joint venture debt amount includes premium of approximately $529,000.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fee:
Development and leasing	$65	$325	$611	$1,632
Loan Guarantee	85	182	449	564
Management and marketing	656	746	2,199	2,067
Total Fees	$806	$1,253	$3,259	$4,263

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts): (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$72,774	$46,460	$178,693	$108,205
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	28,850	28,428	80,992	75,984
Depreciation and amortization of real estate assets - unconsolidated joint ventures	4,325	5,411	15,472	14,525
Impairment charges - unconsolidated joint ventures	2,919	—	2,919	—
Gain on sale of assets and interests in unconsolidated entities	—	(20,215)	(4,887)	(33,941)
Gain on previously held interests in acquired joint ventures	(46,258)	—	(95,516)	—
FFO	62,610	60,084	177,673	164,773
FFO attributable to noncontrolling interests in other consolidated partnerships	(3)	(45)	(62)	325
Allocation of earnings to participating securities	(539)	(640)	(1,675)	(1,783)
FFO available to common shareholders (1)	$62,068	$59,399	$175,936	$163,315
As further adjusted for:
Compensation related to director and executive officer terminations (2)	887	—	1,180	—
Acquisition costs	487	—	487	—
Demolition costs	259	—	441	—
Gain on sale of outparcel	(1,418)	—	(1,418)	—
Write-off of debt discount due to repayment of debt prior to maturity (3)	—	—	882	—
Impact of above adjustments to the allocation of earnings to participating securities	(2)	—	(15)	—
AFFO available to common shareholders (1)	$62,281	$59,399	$177,493	$163,315
FFO available to common shareholders per share - diluted (1)	$0.62	$0.59	$1.75	$1.64
AFFO available to common shareholders per share - diluted (1)	$0.62	$0.59	$1.76	$1.64

Weighted Average Shares
Basic weighted average common shares	95,156	94,746	95,075	94,675
Effect of notional units	426	—	393	—
Effect of outstanding options and restricted common shares	90	53	68	62
Diluted weighted average common shares (for earnings per share computations)	95,672	94,799	95,536	94,737
Exchangeable operating partnership units	5,053	5,078	5,053	5,078
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	100,725	99,877	100,589	99,815

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)
Represents cash severance and accelerated vesting of restricted shares associated with the termination of an executive officer in August 2016 and the accelerated vesting of restricted shares due to the death of a director in February 2016.

(3)	Due to the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income ("Portfolio NOI") and Same Center NOI as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$72,774	$46,460	$178,693	$108,205
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(715)	(3,713)	(7,680)	(8,302)
Interest expense	15,516	13,933	44,200	40,110
Gain on sale of assets and interests in unconsolidated entities	(1,418)	(20,215)	(6,305)	(33,941)
Gain on previously held interests in acquired joint ventures	(46,258)	—	(95,516)	—
Other nonoperating (income) expense	(24)	(89)	(378)	98
Depreciation and amortization	29,205	28,785	82,078	77,046
Other non-property (income) expenses	(188)	22	(698)	(998)
Acquisition costs	487	—	487	—
Demolition Costs	259	—	441	—
Corporate general and administrative expenses	12,035	11,458	34,948	34,079
Non-cash adjustments (1)	(967)	(1,077)	(2,938)	(2,548)
Termination rents	(1,450)	(1,585)	(3,491)	(4,421)
Portfolio NOI	79,256	73,979	223,841	209,328
Non-same center NOI (2)	(9,868)	(6,332)	(21,181)	(13,660)
Same Center NOI	$69,388	$67,647	$202,660	$195,668

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)
Excluded from Same Center NOI: Foxwoods outlet center, which opened in May of 2015; Grand Rapids outlet center, which opened in July of 2015; Southaven outlet center, which opened in November 2015; Kittery I & II, Tuscola and West Branch outlet centers, which were sold in September 2015; Barstow outlet center, which was sold in October 2015; Fort Myers outlet center, which was sold in January 2016; and Glendale outlet center (Westgate), which was acquired in June 2016; and Savannah outlet center, which was acquired in August 2016.

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2016, we had approximately 1.4 million square feet, or 12% of our consolidated portfolio at that time, coming up for renewal during 2016. During the first nine months of 2016, we renewed approximately 1.1 million square feet of this space at a 17% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 368,000 square feet at a 28% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. Occupancy at our consolidated centers was 97% as of both September 30, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. When current development activities were ongoing, we typically held distributions of net cash flow from our Canadian joint ventures in Canadian Dollars in order to efficiently reinvest such amounts as needed to fund future Canadian development activities.  Cash held in Canadian Dollars has neither typically been held for long periods of time, nor has it been significant.  We believe this strategy has mitigated some of the risk of our initial investment and our exposure to changes in foreign currencies.  Presently, we do not intend to maintain a substantial amount of cash in Canadian Dollars.  However, any funds we hold in Canadian Dollars which are neither reinvested in additional Canadian development or exchanged for US Dollars subject us to the risk of currency fluctuations, as we generally do not hedge currency translation exposures.

In October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. Also, in April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016, that fixed the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement.

As of September 30, 2016, the fair value of these contracts is a liability of $2.2 million which is recorded in other liabilities on the consolidated balance sheets. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of September 30, 2016, approximately 19% of our outstanding debt had variable rates, excluding variable rate debt with interest rate protection agreements in place, and therefore were subject to market fluctuations. An increase in the LIBOR rate of 100 basis points would result in an increase of approximately $3.3 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2016	December 31, 2015
Fair value of debt	$1,828,538	$1,615,833
Recorded value of debt	$1,724,646	$1,551,924

A 100 basis point increase from prevailing interest rates at September 30, 2016 and December 31, 2015 would result in a decrease in fair value of total debt of approximately $70.0 million and $50.3 million, respectively. With the exception of the unsecured term loan and unsecured lines of credit, that have variable rates and considered at market value, fair values of the senior notes and mortgage loans are determined using discounted cash flow analysis with an interest rate or credit spread similar to that of current market borrowing arrangements. Because the Company's senior unsecured notes are publicly traded with limited trading volume, these instruments are classified as Level 2 in the hierarchy. In contrast, mortgage loans are classified as Level 3 given the unobservable inputs utilized in the valuation. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2016. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2016. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchases

For certain restricted common shares that vested during the three months ended September 30, 2016 and 2015 we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 6,045 and 954 for the three months ended September 30, 2016 and 2015, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

4.1
Tenth Supplemental Indenture (Supplement to Indenture dated as of March 1, 1996) dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 8, 2016).

4.2
First Amendment to Tenth Supplemental Indenture dated October 13, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated October 13, 2016).

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: October 28, 2016

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Senior Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Descriptions

4.1
Tenth Supplemental Indenture (Supplement to Indenture dated as of March 1, 1996) dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 8, 2016).

4.2
First Amendment to Tenth Supplemental Indenture dated October 13, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated October 13, 2016).

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.