Form 10-K
period 2016-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2017-02-23
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $3,808,013,373 based on the closing price on the New York Stock Exchange for such shares on June 30, 2016.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 1, 2017 was 96,259,265.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust, ("REIT"), which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,095,891 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2016, our consolidated portfolio consisted of 36 outlet centers, with a total gross leasable area of approximately 12.7 million square feet, which were 98% occupied and contained over 2,600 stores representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.3 million square feet, including 4 outlet centers in Canada.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership. The Company owns the majority of the units of partnership interest issued by the Operating Partnership, through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest.

As of December 31, 2016, the Company, through its ownership of the Tanger GP and Tanger LP Trusts, owned 96,095,891 units of the Operating Partnership and the Non-Company LPs collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

Acquisitions of Partners' Interests

Westgate Acquisition

In June 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The former joint venture is now wholly-owned by us and was consolidated in our financial results as of June 30, 2016.

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

Savannah Acquisition

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. At the time of acquisition, the property was subject to a $96.9 million construction loan, with an interest rate of LIBOR + 1.65%, that would have matured in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

The former joint venture is now wholly-owned by us and was consolidated in our financial results as of the acquisition date.  Prior to this transaction, we owned a 50% legal interest in the joint venture since its formation and accounted for it under the equity method of accounting. However, due to preferred equity contributions we made to the joint venture, and the returns earned on those contributions, our estimated economic interest in the book value of the assets was approximately 98%. Therefore, substantially all of the earnings of the joint venture were previously recognized by us as equity in earnings of unconsolidated joint ventures.

New Development of Consolidated Outlet Centers

Daytona Beach

In November 2016, we opened an approximately 349,000 square foot, wholly-owned, outlet center in Daytona Beach, Florida. This outlet center features over 80 brand name and designer outlet stores.

Lancaster Expansion

In July 2016, we commenced construction on a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania. The expansion is expected to be open by the third quarter of 2017.

Fort Worth

In September 2016, we purchased land in the greater Fort Worth, Texas area for approximately $11.2 million and began construction immediately on the development of a wholly-owned outlet center. The outlet center will be located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway. The outlet center is expected to be open by Holiday 2017.

Unconsolidated Real Estate Joint Ventures

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of December 31, 2016, we and our partner had each contributed $47.5 million to fund development activities. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

Dispositions of Consolidated Outlet Centers

Fort Myers

In January 2016, we sold our outlet center in Fort Myers, Florida for net proceeds of approximately $25.8 million for a gain of $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Financing Transactions

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018 and was related to our 749,000 square foot Deer Park outlet center.

Unsecured Term Loan

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 23, 2019 to April 13, 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95%, and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million.

Derivatives

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

Aggregate $350.0 Million Unsecured Senior Notes due 2026

In August 2016, we completed a public offering of $250.0 million in senior notes due 2026 in an underwritten public offering. The notes were priced at 99.605% of the principal amount to yield 3.171% to maturity. In October 2016, we sold an additional $100.0 million of our senior notes due 2026. The notes priced at 98.962% of the principal amount to yield 3.248% to maturity. The notes pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The aggregate net proceeds from the offerings, after deducting the underwriting discount and offering expenses, were approximately $344.5 million. We used the net proceeds from the sale of the notes to repay a $62.0 million floating rate mortgage loan related to the outlet center in Glendale (Westgate), Arizona, repay borrowings under our unsecured lines of credit, and for general corporate purposes.

The Outlet Concept

Outlet centers generally consist of stores operated by manufacturers and brand name retailers that sell primarily first quality, branded products, some of which are made specifically for the outlet distribution channel, to consumers at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer advantages to manufacturers and brand name retailers as they are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, enhancing their profit potential. Outlet centers enable retailers to optimize the size of production runs while continuing to maintain control of their distribution channels. Outlet centers also enable manufacturers and brand name retailers to establish a direct relationship with their customers.

We believe that outlet centers present an attractive opportunity for capital investment as many retailers view the outlet concept as a profitable distribution channel. However, due to present economic conditions, the availability of multiple retail channels, and the potential for increased competition from other outlet center developers, new developments or expansions may not provide an initial return on investment as high as has been historically achieved.

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

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 400 different well-known, upscale, national designer or brand name concepts, such as Ann Taylor, American Eagle Outfitters, Banana Republic Factory Store, Barneys New York, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Giorgio Armani, Hugo Boss Factory Store, J. Crew, Kate Spade New York, Lululemon Athletica, Michael Kors, Nike Factory Store, North Face, Polo Ralph Lauren Factory Store, Saks Fifth Avenue Off 5th,  Tommy Hilfiger, Under Armour, Victoria’s  Secret, Vineyard Vines and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2016, 2015 or 2014. As of December 31, 2016, no single tenant accounted for more than 7.6% of our leasable square feet or 6.2% of our combined base and percentage rental revenues. Because many of our tenants are large, multinational manufacturers or retailers, we have not experienced material losses with respect to rent collections or lease defaults.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2016. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of our total revenues in 2016.

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

We have had a solid track record of success in the outlet industry for the past 36 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2016, our consolidated outlet centers were 98% occupied with average tenant sales of $394 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

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

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 36 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to identify new markets across North America, we follow a general set of guidelines when evaluating opportunities for the development of new outlet centers. This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support outlet centers with approximately 80 to 90 stores totaling at least 325,000 to 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. We typically prefer to have signed leases or leases out for negotiation with tenants for at least 60% of the space in each outlet center prior to acquiring the site and beginning construction; however, we may choose to proceed with construction with less than 60% of the space pre-leased under certain circumstances. Construction of a new outlet center has typically taken us nine to twelve months from groundbreaking to grand opening of the outlet center.

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

Leasing

Our long-standing retailer relationships and our focus on identifying emerging retailers allow us the ability to provide our shoppers with a collection of the world's most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry and accessories, tableware, housewares, luggage and home goods. In order for our outlet centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our outlet centers for maximum sales of each retail unit across our portfolio.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2017.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, our unsecured line of credit facilities, occurs in 2019. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new outlet center. Our outlet centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls, full-and off-price retailers and e-commerce retailers. However, we believe that the majority of our customers visit outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full-and off-price retailers and e-commerce retailers are often unable to provide such a variety of and depth of name-brand products at attractive prices.

Tenants of outlet centers typically avoid direct competition with major retailers and their own specialty stores, and, therefore, generally insist that the outlet centers not be within a close proximity of major department stores or the tenants' own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas.

We compete with institutional pension funds, private equity investors, other REITs, individual owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. In addition, the number of entities competing to acquire or develop outlet centers has increased and may continue to increase in the future, which could increase demand for these outlet centers and the prices we must pay to acquire or develop them. Nevertheless, we believe the high barriers to entry in the outlet industry, including the need for extensive marketing programs to drive traffic to the centers and relationships with premier manufacturers and brand name retailers, will continue to limit the number of new outlet centers developed each year.

Financial Information

We have one reportable operating segment. For financial information regarding our segment, see our consolidated financial statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located as well as a regional office in Miami, Florida.

As of February 1, 2017, we maintain offices and employ on-site managers at 38 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Employees

As of February 1, 2017, we had 297 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 40 business offices. At that date, we also employed 362 part-time employees at various locations.

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

Real property investments are subject to varying degrees of risk. The economic performance and values of real estate may be affected by many factors, including changes in the national, regional and local economic climate, inflation, changes in government policies and regulations, unemployment rates, consumer confidence, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance and increased operating costs.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, we would be required to record an impairment charge equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analysis may not be achieved.

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

Risks Related to our Business

Our earnings and therefore our profitability are dependent on rental income from real property.

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

Our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. Any resulting leasing delays, failures to make payments or tenant bankruptcies could result in the termination of such tenants' leases.

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

As of December 31, 2016, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in four properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Legislative or regulatory action could adversely affect our shareholders.

Future changes to tax laws may adversely affect the taxation of the REIT, its subsidiaries or its shareholders. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

These potential changes could generally result in REIT’s having fewer tax advantages, and may lead REIT’s to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation.

Not all states automatically conform to changes in the Internal Revenue Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.

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

As of February 1, 2017, our consolidated portfolio consisted of 36 outlet centers totaling 12.7 million square feet located in 22 states. We own interests in eight other outlet centers totaling approximately 2.3 million square feet through unconsolidated joint ventures, including four outlet centers in Canada. Our consolidated outlet centers range in size from 82,161 to 749,074 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2016. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2016. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of February 1, 2017, of the 36 outlet centers in our consolidated portfolio, we own the land underlying 29 and have ground leases on seven. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

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

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2017:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,598,790	13
New York	2	1,478,780	12
Georgia	3	1,117,567	9
Pennsylvania	3	849,873	7
Michigan	2	671,539	5
Texas	2	649,556	5
Connecticut	2	601,512	5
Alabama	1	556,677	4
Delaware	1	556,409	4
North Carolina	3	505,123	4
New Jersey	1	489,706	4
Tennessee	1	448,335	3
Ohio	1	411,830	3
Arizona	1	407,673	3
Florida	1	349,402	3
Missouri	1	329,861	3
Louisiana	1	321,066	3
Mississippi	1	320,337	2
Utah	1	319,661	2
Iowa	1	276,331	2
New Hampshire	1	245,698	2
Maryland	1	198,800	2
Total	36	12,704,526	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2017. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	749,074	97
Riverhead, New York (1)	100	729,706	97
Foley, Alabama	100	556,677	99
Rehoboth Beach, Delaware (1)	100	556,409	95
Atlantic City, New Jersey (1) (4)	99	489,706	89
San Marcos, Texas	100	471,756	96
Sevierville, Tennessee (1)	100	448,335	100
Myrtle Beach Hwy 501, South Carolina	100	425,247	95
Savannah, Georgia	100	425,089	98
Jeffersonville, Ohio	100	411,830	92
Glendale, Arizona (Westgate)	100	407,673	99
Myrtle Beach Hwy 17, South Carolina (1)	100	403,192	98
Charleston, South Carolina	100	382,117	96
Pittsburgh, Pennsylvania	100	372,958	99
Commerce, Georgia	100	371,408	98
Grand Rapids, Michigan	100	357,080	96
Daytona Beach, Florida	100	349,402	96
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,070	98
Gonzales, Louisiana	100	321,066	99
Southaven, Mississippi (2) (4)	50	320,337	94
Park City, Utah	100	319,661	100
Mebane, North Carolina	100	318,910	98
Howell, Michigan	100	314,459	95
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	96
Westbrook, Connecticut	100	289,898	86
Williamsburg, Iowa	100	276,331	99
Hershey, Pennsylvania	100	247,500	100
Tilton, New Hampshire	100	245,698	98
Lancaster, Pennsylvania	100	229,415	97
Hilton Head II, South Carolina	100	206,564	100
Ocean City, Maryland (1)	100	198,800	80
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,052	98
Nags Head, North Carolina	100	82,161	96
Total		12,704,526	97	(3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Daytona Beach center which opened during the fourth quarter of 2016 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	397,844	98
Columbus, Ohio (1)	50	355,220	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	97
Ottawa, Ontario	50	316,494	97
Cookstown, Ontario	50	307,789	97
Bromont, Quebec	50	161,307	69
Saint-Sauveur, Quebec (1)	50	115,771	83
Total		2,348,286	95	(2)

(1)	Property encumbered by mortgage. See note 8, to the consolidated financial statements for further details of our debt obligations.

(2)	Excludes the occupancy rate at our Columbus center which opened during the second quarter of 2016 and has not yet stabilized.

Lease Expirations

The following table sets forth, as of February 1, 2017, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's)(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's)(2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2017	237	1,015	$21.71	$22,037	7
2018	344	1,638	24.66	40,389	13
2019	252	1,120	25.63	28,707	11
2020	255	1,403	22.26	31,224	10
2021	275	1,439	22.44	32,288	11
2022	211	871	28.24	24,594	8
2023	157	700	25.46	17,825	6
2024	141	568	33.60	19,086	6
2025	297	1,307	31.01	40,524	14
2026	240	1,013	27.89	28,257	9
2027 and after	72	605	24.12	14,593	5
	2,481	11,679	$25.65	$299,524	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 1.0 million square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Based on current market base rental rates, we believe we will achieve overall positive increases in our average base rental income for leases expiring in 2017. However, changes in base rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the base rents on new leases will continue to increase from current levels, if at all.

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2016	2015	2014	2013	2012
Occupancy	98%	97%	98%	99%	99%
Average annual base rent per square foot (1)	$26.10	$25.19	$23.78	$22.98	$21.94

(1)	Average annual base rent per square foot is calculated on a straight-line basis including the effects of inducements and rent concessions.

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet (in 000's)	% of Total Outlet Center Square Feet (1)	Square Feet (in 000's)	% of Expiring Square Feet
2016(2)	1,440	12	1,223	85
2015(3)	1,532	13	1,282	84
2014(4)	1,613	14	1,241	77
2013	1,950	18	1,574	81
2012	1,814	17	1,536	85

(1)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

(2)	Excludes Fort Myers outlet center, which was sold in January 2016.

(3)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(4)	Excludes the Lincoln City outlet center, which was sold in 2014.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2016(2)	1,223	$22.60	$26.59	18	384	$25.62	$32.64	27
2015(3)	1,282	21.77	26.06	20	444	24.33	31.48	29
2014(4)	1,241	19.97	23.38	17	470	24.20	32.93	36
2013	1,574	20.09	23.96	19	510	22.19	30.57	38
2012	1,536	18.70	21.75	16	450	20.60	31.72	54

(1)
The square footage released to new tenants for 2016, 2015, 2014, 2013, and 2012 contains 93,000 149,000, 207,000, 224,000 and 137,000, respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)
Excludes Fort Myers outlet center, which was sold in January 2016 and includes the Westgate and Savannah outlet centers, which are both now consolidated due to the acquisition of the other joint venture partners' interests during June 2016 and August 2016, respectively.

(3)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(4)	Excludes the Lincoln City outlet center, which was sold in 2014.

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

Year	Occupancy Costs as a % of Tenant Sales
2016	9.9
2015	9.3
2014	8.9
2013	8.6
2012	8.4

Tenants
The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2017:

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	27	399,890	3.1
GAP	33	307,134	2.4
Banana Republic	32	263,430	2.1
	92	970,454	7.6
Ascena Retail Group, Inc.:
Dress Barn	29	233,626	1.8
Loft	30	199,245	1.6
Ann Taylor	23	144,806	1.1
Lane Bryant	25	129,716	1.0
Justice	28	120,416	1.0
Maurice's	12	58,561	0.5
Dress Barn Woman	1	3,600	*
	148	889,970	7.0
Nike, Inc.:
Nike	28	394,779	3.1
Converse	13	43,125	0.4
Hurley	1	2,133	*
	42	440,037	3.5
PVH Corp.:
Tommy Hilfiger	30	226,074	1.8
Van Heusen	23	94,099	0.7
Calvin Klein, Inc.	12	80,119	0.6
	65	400,292	3.1
V. F. Corporation:
VF Outlet	12	220,240	1.7
Nautica	10	53,430	0.4
The North Face	6	44,445	0.4
Timberland	8	41,426	0.3
Vans	7	27,472	0.2
	43	387,013	3.0
Ralph Lauren Corporation:
Polo Ralph Lauren	30	326,159	2.6
Polo Children	4	17,575	0.1
Polo Ralph Lauren Big & Tall	3	15,262	0.1
Lauren Ralph Lauren	1	6,250	0.1
	38	365,246	2.9
G-III Apparel Group, Ltd.:
Bass	32	180,973	1.4
Wilson's Leather	37	137,398	1.1
	69	318,371	2.5
Carter's Inc.:
OshKosh B'Gosh	32	143,945	1.2
Carter's	30	128,661	1.0
	62	272,606	2.2
H&M Group:
H&M	13	271,854	2.1
	13	271,854	2.1
Under Armour, Inc.:
Under Armour	29	235,374	1.9
Under Armour Kids	3	10,022	0.1
	32	245,396	2.0

Total of all tenants listed in table	604	4,561,239	35.9
* Less than 0.1%.

Significant Properties

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2016, 2015, and 2014:

Deer Park	Square Feet	2016	2015	2014
Outlet Center Occupancy	749,074	97%	95%	95%

Average base rental rates per weighted average square foot		$30.24	$30.34	$29.45

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2016 amounted to $4.6 million. Real estate taxes for 2017 are estimated to be approximately $4.8 million.

The following table sets forth, as of February 1, 2017, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2017	6	15	$23.53	$353	1
2018	25	149	31.01	4,620	21
2019	22	133	37.94	5,046	23
2020	3	13	44.23	575	3
2021	8	48	48.17	2,312	11
2022	4	15	37.80	567	3
2023	7	54	21.72	1,173	5
2024	7	29	37.86	1,098	5
2025	6	26	22.35	581	3
2026	6	17	24.82	422	2
2027 and thereafter	7	196	25.79	5,054	23
Total	101	695	$31.37	$21,801	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 54,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2017, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

On July 14, 2016, a lawsuit was filed by a local business owner in the Superior Court of New Jersey alleging that agreements that establish the property tax liability of certain of our subsidiaries violate the New Jersey Constitution and are unauthorized under New Jersey law. The plaintiff sought a declaratory judgment that the agreements were unenforceable.  The lawsuit was dismissed by the court on January 30, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	68	Director, President and Chief Executive Officer
Thomas E. McDonough	59	Executive Vice President - Chief Operating Officer
Chad D. Perry	45	Executive Vice President - General Counsel and Secretary
James F. Williams	52	Senior Vice President - Chief Financial Officer
Carrie A. Geldner	54	Senior Vice President - Chief Marketing Officer
Lisa J. Morrison	57	Senior Vice President - Leasing
Virginia R. Summerell	58	Senior Vice President of Finance - Treasurer and Assistant Secretary
Charles A. Worsham	45	Senior Vice President - Construction and Development

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

Chad D. Perry. Mr. Perry joined the Company in December 2011 as Executive Vice President - General Counsel and was named Secretary in May 2012. He was Executive Vice President and Deputy General Counsel of LPL Financial Corporation from May 2006 to December 2011. Previously, he was Senior Corporate Counsel of EMC Corporation. Mr. Perry began his legal career with international law firm Ropes & Gray LLP. His responsibilities include corporate governance, compliance, and other legal matters, as well as management of outside counsel relationships and the Company's in house legal department. Mr. Perry is a graduate of Princeton University, and earned a J.D. from Columbia University, where he was a Harlan Fiske Stone Scholar. He is a member of both the Massachusetts and California bar associations.

James F. Williams. Mr. Williams was named Senior Vice President - Chief Financial Officer in May 2016. He joined the Company in September 1993, served as Controller from January 1995 to March 2015 and Chief Accounting Officer from March 2013 to May 2016. He was also named Assistant Vice President in January 1997, Vice President in April 2004, and Senior Vice President in February 2006. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. He is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, investor relations and information systems functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

2016	High	Low	Common Dividends Paid	Special Dividends
First Quarter	$36.51	$29.46	$0.2850	$—
Second Quarter	40.22	33.71	0.3250	—
Third Quarter	42.20	38.01	0.3250	—
Fourth Quarter	38.77	32.71	0.3250	—
Year 2016	$42.20	$29.46	$1.2600	$—

2015	High	Low	Common Dividends Paid	Special Dividends
First Quarter	$40.80	$33.79	$0.2400	$—
Second Quarter	36.26	31.65	0.2850	—
Third Quarter	33.93	30.30	0.2850	—
Fourth Quarter	36.10	31.55	0.2850	0.2100	(1)
Year 2015	$40.80	$30.30	$1.0950	$0.2100

(1)	Paid on January 15, 2016 to holders of record as of December 31, 2015.

Holders

As of February 1, 2017, there were approximately 408 common shareholders of record.

Share Repurchases

For certain restricted common shares that vested during the fourth quarter of 2016 we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld during the fourth quarter were 333 shares and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

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

Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The SNL equity index includes all publicly traded retail REITs (including malls, shopping centers and other retail REITs) listed on the New York Stock Exchange, NYSE MKT (formerly known as the American Stock Exchange), NASDAQ National Market System or the OTC Market Group.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2016, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
200
180
160
140
120
100
80
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Tanger Factory Outlet Centers, Inc.
SNL US REIT Equity
SNL US REIT Retail

		Period Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Tanger Factory Outlet Centers, Inc.	100.00	119.80	114.99	136.36	125.24	141.98
SNL US REIT Equity	100.00	120.23	124.71	159.00	163.39	177.90
SNL US REIT Retail	100.00	128.33	132.38	169.20	176.15	177.95

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2016, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 96,095,891 units of the Operating Partnership and the Non-Company LPs owned 5,027,781 units. We made distributions per common unit during 2016 and 2015 as follows:

	2016	2015
First Quarter	$0.285	$0.240
Second Quarter	0.325	0.285
Third Quarter	0.325	0.285
Fourth Quarter	0.325	0.285
Dividends per unit	$1.260	$1.095
Special dividends per unit (1)	—	0.210
Total dividends per unit	$1.260	$1.305

(1)	Paid on January 15, 2016 to holders of record as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2016	2015	2014	2013	2012
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues	$465,834	$439,369	$418,558	$384,819	$357,002
Operating income	151,277	144,461	131,863	127,705	109,590
Net income(1)(2)(3)(4)	204,329	222,168	78,152	113,321	56,476
Net income available to common shareholders(1)(2)(3)(4)	191,818	208,792	72,139	106,431	52,444
SHARE DATA
Basic:
Net income available to common shareholders(1)(2)(3)(4)	$2.02	$2.20	$0.77	$1.14	$0.57
Weighted average common shares	95,102	94,698	93,769	93,311	91,733
Diluted:
Net income available to common shareholders(1)(2)(3)(4)	$2.01	$2.20	$0.77	$1.13	$0.57
Weighted average common shares	95,345	94,759	93,839	94,247	92,661
Common dividends (5)	$1.260	$1.305	$0.945	$0.885	$0.830
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,965,907	$2,513,217	$2,263,603	$2,249,819	$1,947,352
Total assets (6)	2,526,214	2,314,825	2,085,534	1,995,638	1,669,717
Debt (6)	1,687,866	1,551,924	1,431,068	1,317,231	1,084,454
Total equity	705,441	606,032	523,886	557,595	513,875
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$239,316	$220,755	$188,771	$187,486	$165,750
Investing activities	(45,501)	(221,827)	(188,588)	(174,226)	(147,909)
Financing activities	(203,467)	6,854	1,977	(7,072)	(15,415)
OTHER DATA
Square feet open:
Consolidated	12,710	11,746	11,346	11,537	10,737
Partially-owned (unconsolidated)	2,348	2,747	2,606	1,719	2,156
Number of outlet centers:
Consolidated	36	34	36	37	36
Partially-owned (unconsolidated)	8	9	9	7	7

(1)
For the year ended December 31, 2016, income from continuing operations and net income include gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, a $6.3 million gain on the sale of our Fort Myers, Florida outlet center and the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(2)
For the year ended December 31, 2015, income from continuing operations and net income include gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(3)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(4)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013.

(5)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

(6)	Adjusted for reclassification of debt issuance costs related to the adoption of ASU 2015-03. See Note 2 to the consolidated financial statements for further information.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2016	2015	2014	2013	2012
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues	$465,834	$439,369	$418,558	$384,819	$357,002
Operating income	151,277	144,461	131,863	127,705	109,590
Net income(1)(2)(3)(4)	204,329	222,168	78,152	113,321	56,476
Net income available to common unitholders(1)(2)(3)(4)	202,103	220,118	76,175	112,071	55,711
UNIT DATA
Basic:
Net income available to common unitholders(1)(2)(3)(4)	$2.02	$2.21	$0.77	$1.14	$0.57
Weighted average common units	100,155	99,777	98,883	98,193	97,677
Diluted:
Net income available to common unitholders(1)(2)(3)(4)	$2.01	$2.20	$0.77	$1.13	$0.57
Weighted average common units	100,398	99,838	98,953	99,129	98,605
Common distributions (5)	$1.260	$1.305	$0.945	$0.885	$0.830
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,965,907	$2,513,217	$2,263,603	$2,249,819	$1,947,352
Total assets (6)	2,525,687	2,314,154	2,083,959	1,995,132	1,669,243
Debt (6)	1,687,866	1,551,924	1,431,068	1,317,231	1,084,454
Total equity	705,441	606,032	523,886	557,595	513,875
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$239,299	$221,818	$187,959	$187,269	$165,738
Investing activities	(45,501)	(221,827)	(188,588)	(174,226)	(147,909)
Financing activities	(203,467)	6,854	1,977	(7,072)	(15,415)
OTHER DATA
Consolidated	12,710	11,746	11,346	11,537	10,737
Partially-owned (unconsolidated)	2,348	2,747	2,606	1,719	2,156
Number of outlet centers:
Consolidated	36	34	36	37	36
Partially-owned (unconsolidated)	8	9	9	7	7

(1)
For the year ended December 31, 2016, income from continuing operations and net income include gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, a $6.3 million gain on the sale of our Fort Myers, Florida outlet center and the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina .

(2)
For the year ended December 31, 2015, income from continuing operations and net income include gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(3)
For the year ended December 31, 2014, income from continuing operations and net income include a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(4)
For the year ended December 31, 2013, income from continuing operations and net income include a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013.

(5)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

(6)	Adjusted for reclassification of debt issuance costs related to the adoption of ASU 2015-03. See Note 2 to the consolidated financial statements for further information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments, expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

As of December 31, 2016, we had 36 consolidated outlet centers in 22 states totaling 12.7 million square feet. We also had 8 unconsolidated outlet centers totaling 2.3 million square feet, including 4 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2014 to December 31, 2016:

Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Consolidated Outlet Center Square Feet (in thousands)	Unconsolidated Joint Venture Outlet Center Square Feet (in thousands)	Number of Consolidated Outlet Centers	Number of Unconsolidated Outlet Centers
As of January 1, 2014		11,537	1,719	37	7
New Developments:
Charlotte	Third Quarter	—	398	—	1
Ottawa	Fourth Quarter	—	288	—	1
Expansions:
Charleston	Second Quarter	17	—	—	—
Cookstown	Fourth Quarter	—	149	—	—
Branson	Fourth Quarter	27	—	—	—
Westgate	Fourth Quarter	—	50	—	—
Park City	Fourth Quarter	21	—	—	—
Sevierville	Fourth Quarter	10	—	—	—
Disposition:
Lincoln City	Fourth Quarter	(270)	—	(1)	—
Other		4	2	—	—
As of December 31, 2014		11,346	2,606	36	9
New Developments:
Foxwoods	Second Quarter	312	—	1	—
Savannah	Second Quarter	—	377	—	1
Grand Rapids	Third Quarter	352	—	1	—
Southaven	Fourth Quarter	320	—	1	—
Expansions:
Westgate	First Quarter	—	28	—	—
San Marcos	Fourth Quarter	24	—	—	—
Dispositions:
Wisconsin Dells	First Quarter	—	(265)	—	(1)
Kittery I	Third Quarter	(52)	—	(1)	—
Kittery II	Third Quarter	(25)	—	(1)	—
Tuscola	Third Quarter	(250)	—	(1)	—
West Branch	Third Quarter	(113)	—	(1)	—
Barstow	Fourth Quarter	(171)	—	(1)	—
Other		3	1	—	—
As of December 31, 2015		11,746	2,747	34	9
New Developments:
Columbus	Second Quarter	—	355	—	1
Daytona Beach	Fourth Quarter	349	—	1	—
Acquisition:
Westgate	Second Quarter	408	(408)	1	(1)
Savannah	Third Quarter	419	(419)	1	(1)
Expansions:
Ottawa	First Quarter	—	32	—	—
Savannah	Second Quarter	—	42	—	—
Dispositions:
Fort Myers	First Quarter	(199)	—	(1)	—
Other		(13)	(1)	—	—
As of December 31, 2016		12,710	2,348	36	8

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2016 and 2015, respectively:

	2016 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	124	384	$32.64	$34.69	8.75	$28.68
Renewal	275	1,223	26.59	0.45	4.57	26.49

	2015 (2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	119	444	$31.48	$28.82	9.22	$28.35
Renewal	278	1,282	26.06	0.11	5.04	26.04

(1)	Excludes Fort Myers outlet center, which was sold in January 2016.

(2)	Excludes Kittery I & II, Tuscola, West Branch and Barstow outlet centers which were sold in 2015.

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

Results of Operations

2016 Compared to 2015

Net Income
Net income decreased $17.8 million in 2016 compared to 2015 . In 2016, we recorded a $95.5 million gain on the acquisitions of our venture partners' equity interests in the Westgate and Savannah joint ventures, a $4.9 million gain on the sale of our outlet center in Fort Myers, Florida and $1.4 million gain on the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina. In 2015, we recorded gains totaling $120.4 million related to the sale of our equity interest in the Wisconsin Dells joint venture, and the sales of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers. In addition, net income in 2016 was impacted by:

•
an increase in operating income due to the opening of one new outlet center, the acquisitions of our partners' interest in two joint ventures, and the full year impact of the addition of three new consolidated centers in 2015; offset by

•	a decrease in operating income due to the properties disposed of in early 2016 and 2015; and

•	an increase in interest expense due to higher average borrowing levels and an increase in interest rates.

In the tables below, information set forth for new developments includes our Foxwoods, Grand Rapids, Southaven and Daytona Beach outlet centers, which opened in May 2015, July 2015, November 2015 and November 2016, respectively. Acquisitions include our Westgate and Savannah centers, which were previously held in unconsolidated joint ventures prior to our acquisitions of our venture partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed includes the Kittery I & II, Tuscola, and West Branch outlet centers sold in September 2015, the Barstow outlet center sold in October 2015 and the Fort Myers outlet center sold in January 2016.

Base Rentals
Base rentals increased $18.7 million, or 6%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Increase/ (Decrease)
Base rentals from existing properties	$269,157	$263,237	$5,920
Base rentals from new developments	28,718	11,813	16,905
Base rentals from acquisitions	9,660	—	9,660
Base rentals from properties disposed	66	12,068	(12,002)
Termination fees	3,599	4,576	(977)
Amortization of above and below market rent adjustments, net	(2,847)	(2,006)	(841)
	$308,353	$289,688	$18,665

Base rental income generated from existing properties in our portfolio increased due to increases in rental rates on lease renewals, incremental rents from re-tenanting vacant spaces and multiple tenant rental step-ups.

Fees received from the early termination of leases, which are generally based on the lease term remaining at the time of termination, decreased as a result of fewer store closures throughout the portfolio in the 2016 period compared to the 2015 period.

At December 31, 2016, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net below market liability which totaled approximately $403,000. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

Percentage Rentals
Percentage rentals increased $1.1 million, or 10%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2016	2015	Increase/ (Decrease)
Percentage rentals from existing properties	$9,428	$8,972	$456
Percentage rentals from new developments	844	45	799
Percentage rentals from acquisitions	759	—	759
Percentage rentals from properties disposed	190	1,140	(950)
	$11,221	$10,157	$1,064

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual break points. The increase in percentage rentals from existing properties is due to higher sales volume for certain existing tenants and also due to certain new tenants added to the existing properties whose sales exceeded their contractual break point.

Expense Reimbursements
Expense reimbursements increased $7.4 million, or 6%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2016	2015	Increase/ (Decrease)
Expense reimbursements from existing properties	$118,870	$117,290	$1,580
Expense reimbursements from new developments	9,931	4,005	5,926
Expense reimbursements from acquisitions	4,877	—	4,877
Expense reimbursements from properties disposed	140	5,173	(5,033)
	$133,818	$126,468	$7,350

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses. For certain tenants, we receive a fixed payment for common area maintenance ("CAM") with annual escalations. While certain expense reimbursements generally fluctuate consistently with the related expenses, our expense recoveries for CAM as a percentage of expenses were higher in 2016 compared to 2015 due to leases with fixed-CAM escalations. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. See "Property Operating Expenses" below for a discussion of the increase in operating expenses from our existing properties.

Most, but not all, leases contain provisions requiring tenants to reimburse a share of our operating expenses as additional rent. However, substantially all of the leases for our new Foxwoods outlet center, which opened in May 2015, require tenants to pay a single minimum contractual gross rent and, in certain cases, percentage rent; thus, all minimum rents received for the Foxwoods outlet center are recorded as base rent and none are recorded to expense reimbursements.

Management, Leasing and Other Services
Management, leasing and other services decreased $1.6 million, or 29%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Increase/ (Decrease)
Development and leasing	$651	$1,827	$(1,176)
Loan guarantee	452	746	(294)
Management and marketing	2,744	2,853	(109)
	$3,847	$5,426	$(1,579)

The decrease in management, leasing and other services is primarily due to the 2016 consolidation of both our Westgate and Savannah outlet centers due to the acquisitions of our venture partners' equity interests. This decrease was partially offset by development and leasing fees earned in 2016 from services provided to the Columbus joint venture which opened in June 2016.

Other Income
Other income increased $965,000, or 13%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of other income (in thousands):

	2016	2015	Increase/ (Decrease)
Other income from existing properties	$7,510	$6,874	$636
Other income from new developments	700	457	243
Other income from acquisitions	366	—	366
Other income from properties disposed	19	299	(280)
	$8,595	$7,630	$965

Property Operating Expenses
Property operating expenses increased $5.5 million, or 4%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2016	2015	Increase/ (Decrease)
Property operating expenses from existing properties	$131,928	$131,252	$676
Property operating expenses from new developments	15,761	8,610	7,151
Property operating expenses from acquisitions	4,279	—	4,279
Property operating expenses from properties disposed	49	6,641	(6,592)
	$152,017	$146,503	$5,514

General and Administrative Expenses
General and administrative expenses in the 2016 period increased $2.2 million, or 5% compared to the 2015 period. The 2015 period included the reversal of $731,000 of share-based compensation expense related to the October 2015 announcement that the Company’s then Chief Financial Officer would retire in May 2016. In addition, the 2016 period included increased legal, consulting and other professional fees compared to the 2015 period.

Depreciation and Amortization
Depreciation and amortization increased $11.4 million, or 11%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2016	2015	Increase/ (Decrease)
Depreciation and amortization expenses from existing properties	$93,903	$94,762	$(859)
Depreciation and amortization expenses from new developments	15,455	5,902	9,553
Depreciation and amortization expenses from acquisitions	5,999	—	5,999
Depreciation and amortization from properties disposed	—	3,272	(3,272)
	$115,357	$103,936	$11,421

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during 2016. This decrease was partially offset by additional depreciation and amortization recorded as a result of a change in the estimated useful life of assets at various centers where demolition of existing buildings occurred in conjunction with renovations and expansions.

Interest Expense
Interest expense increased $6.5 million, or 12%, in the 2016 period compared to the 2015 period, due to (1) the conversion of $525.0 million of debt with floating interest rates to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate we pay on our remaining floating rate debt, increasing relative to its level in the 2015 period, and (3) the additional debt incurred related to the Westgate and Savannah acquisitions.

Gain on Sale of Assets and Interests in Unconsolidated Entities
The gain on sale of assets and interest in unconsolidated entities decreased approximately $114.1 million, or 95%, in the 2016 period compared to the 2015 period. In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 for net proceeds of approximately $2.9 million and recognized a gain of approximately $1.4 million. Also, in the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million. In February 2015, we recorded a gain of approximately $13.7 million from the sale of our equity interest in the joint venture that owned the Wisconsin Dells outlet center. In September 2015, we sold our Kittery I & II, Tuscola, and West Branch outlet centers for approximately $43.3 million, which resulted in a gain of $20.2 million and in October 2015, we sold our Barstow outlet center for approximately $105.8 million, which resulted in a gain of $86.5 million.

Gain on Previously Held Interest in Acquired Joint Venture
In June 2016, we completed the purchase of our venture partner's interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. The purchase was funded with borrowings under our unsecured lines of credit. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening.

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia, distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Savannah joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening in April 2015.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $612,000 or 5% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Increase/ (Decrease)
Equity in earnings from existing properties	$6,361	$8,550	$(2,189)
Equity in earnings from new developments	868	—	$868
Equity in earnings from properties acquired or disposed	3,643	2,934	709
	$10,872	$11,484	$(612)

Equity in earnings from existing properties for the 2016 period includes a $2.9 million asset impairment loss representing our share of the impairment loss recorded by the joint venture that owns the Bromont outlet center in Canada. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The equity in earnings from properties acquired or disposed includes our Westgate and Savannah joint ventures due to the acquisition of the venture partners' interest in June 2016 and August 2016, respectively. Equity in earnings from properties acquired or disposed in the 2015 period includes the Wisconsin Dells joint venture, which we sold in February 2015.

2015 Compared to 2014

Net Income
Net income increased $144.0 million in the 2015 period to $222.2 million as compared to $78.2 million for the 2014 period. The majority of this increase was due to gains from the sale of our equity interest in the Wisconsin Dells joint venture, and the sales of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers, which resulted in gains totaling approximately $120.4 million. In addition, net income increased in the 2015 period primarily due to:

•	incremental operating income from the opening of three new consolidated centers in 2015 and four small expansions of our consolidated properties completed since January 2014;

•	the overall growth in the operating income of our existing properties;

•	an increase in equity in earnings of unconsolidated joint ventures due to three new properties and two significant expansions completed within our unconsolidated joint ventures since January 2014; and

•	lower interest expense incurred in the 2015 period compared to the 2014 period as a result of debt refinancings completed in 2014.

Offsetting some of the increases to net income include:

•	lower operating income in 2015 due to the sale of our Lincoln City outlet center in December 2014 as well as the sales of the other outlet centers listed above in 2015; and

•	lower earnings as a result of the sale of our equity interest in the Wisconsin Dells joint venture.

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

At December 31, 2015, the combined net value representing the amount of unamortized above market lease assets and below market lease liability values, recorded as a part of the purchase price of acquired properties, was a net asset totaling approximately $5.9 million. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value would be written off and could materially impact our net income positively or negatively.

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

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual break points. The increase in percentage rentals from existing properties is due to higher sales volume for certain existing tenants and also due to certain new tenants added to the existing properties whose sales exceeded their contractual break point. Reported tenant comparable sales for our consolidated properties for the year ended December 31, 2015 of $395 per square foot were flat compared to the year ended December 31, 2014. Reported tenant comparable sales is defined as the weighted average sales per square foot reported in space open for the full duration of each comparison period.

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

Most, but not all, leases contain provisions requiring tenants to reimburse a share of our operating expenses as additional rent. However, substantially all of the leases for our new Foxwoods outlet center, which opened in May 2015, require tenants to pay a single minimum contractual gross rent and, in certain cases, percentage rent. Thus, all minimum rents received for the Foxwoods outlet center are recorded as base rent and none are recorded to expense reimbursements.

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

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $2.4 million, or 27%, in the 2015 period compared to the 2014 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2015	2014	Increase/ (Decrease)
Equity in earnings from existing properties	$6,618	$6,001	$617
Equity in earnings from new developments	4,708	1,621	3,087
Equity in earnings from property disposed	158	1,431	(1,273)
	$11,484	$9,053	$2,431

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

The Company is a well-known seasoned issuer with a shelf registration which expires in June 2018 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties and invest in existing or newly created joint ventures, or for general corporate purposes.

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

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2016 estimated taxable income to shareholders, we were required to distribute approximately $98.4 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $120.0 million during 2016, which excludes a special dividend paid in January 2016 related to the 2015 tax year, to shareholders, which exceeded our required distributions.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2016 and 2015 (in thousands):

	2016	2015	Change
Net cash provided by operating activities	$239,299	$221,818	$17,481
Net cash used in investing activities	(45,501)	(221,827)	176,326
Net cash (used in) provided by financing activities	(203,467)	6,854	(210,321)
Effect of foreign currency rate changes on cash and equivalents	316	(1,099)	1,415
Net increase (decrease) in cash and cash equivalents	$(9,353)	$5,746	$(15,099)

Operating Activities

In 2016, our cash provided by operating activities was positively impacted by a number of factors, including an increase in operating income as a result of the net growth in leasable square feet in our portfolio of outlet centers and an increase in distributions from our unconsolidated joint ventures.

Investing Activities

The decrease in net cash used in investing activities from 2015 to 2016 is primarily associated with the following:

•
We used restricted cash of $121.3 million in 2016, which was received in 2015, to repay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to the Deer Park outlet center.

•
Cash provided from asset sales decreased in 2016 compared to 2015, as proceeds from the sales of our Fort Myers outlet center and an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 were lower than the proceeds from the sale of our equity interest in the Wisconsin Dells outlet center in 2015.

•
Cash used for additions to rental property decreased in 2016 due to less new outlet center construction activity in 2016 as compared to 2015. The 2015 period included additions for our Foxwoods, Grand Rapids, and Southaven outlet centers, all of which opened during 2015, while the 2016 period primarily included construction at our Daytona Beach outlet center.

•
Distributions in excess of earnings increased in the 2016 period due the Columbus joint venture closing on an interest-only mortgage loan of $85.0 million. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. Our share of the distribution was $42.1 million.

•
Partially offsetting the above items were the acquisitions of our venture partners' interest in our Westgate joint venture and Savannah joint venture and fewer contributions in the 2016 period to our unconsolidated joint ventures as a result of less development activity in the 2016 period compared to the 2015 period.

Financing Activities

The increase in net cash used in financing activities from 2015 to 2016 is primarily associated with the following:

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

•
Partially offsetting the above items was an increase in borrowings including the public offering of an aggregate $350 million of 3.125% unsecured senior notes due September 2026, netting proceeds of approximately $344.5 million and an additional $75.0 million in proceeds received from an amendment to our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million. In 2015, new borrowings for notes, mortgages, loans totaled $90.8 million and was primarily related to construction draws related to the Southaven and Foxwoods mortgages. In 2015, we also repaid the mortgages at our Hershey and Ocean City outlet centers, which totaled $46.6 million.

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

Acquisition and New Development of Consolidated Outlet Centers

Westgate Acquisition

In June 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The former joint venture is now wholly-owned by us and was consolidated in our financial results as of June 30, 2016.

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

Savannah Acquisition

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. At the time of acquisition, the property was subject to a $96.9 million construction loan, with an interest rate of LIBOR + 1.65%, that would have matured in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

The former joint venture is now wholly-owned by us and was consolidated in our financial results as of the acquisition date.  Prior to this transaction, we owned a 50% legal interest in the joint venture since its formation and accounted for it under the equity method of accounting. However, due to preferred equity contributions we made to the joint venture, and the returns earned on those contributions, our estimated economic interest in the book value of the assets was approximately 98%. Therefore, substantially all of the earnings of the joint venture were previously recognized by us as equity in earnings of unconsolidated joint ventures.

Daytona Beach

In November 2016, we opened an approximately 349,000 square foot, wholly-owned, outlet center in Daytona Beach, Florida. This outlet center features over 80 brand name and designer outlet stores.

The following table summarizes our projects under development as of December 31, 2016:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
New development
Fort Worth	352	$256	$90.2	$19.8	Holiday 2017

Expansion
Lancaster	123	388	47.7	15.4	Q3 2017

Total	475	$290	$137.9	$35.2

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

Disposition of Properties

Fort Myers

In January 2016, we sold our outlet center in Fort Myers, Florida for net proceeds of approximately $25.8 million for a gain of $4.9 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Myrtle Beach

In September 2016, we also sold an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 for net proceeds of approximately $2.9 million for a gain of $1.4 million.

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

Financing Arrangements

As of December 31, 2016, unsecured borrowings represented 90% of our outstanding debt and 88% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2016, 11% of our outstanding debt , excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2019 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines. As of December 31, 2016, we had $453.6 million available under our unsecured lines of credit after considering outstanding letters of credit of $5.4 million.

2016 Transactions

Deer Park Debt Repayment

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

Unsecured Term Loan

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 2019 to April 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95%, and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million.

Interest Rate Swap Agreements

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fixed the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021.

Unsecured Note Payable Repayment

In June 2016, our $10.0 million unsecured note payable became due and was repaid on June 23, 2016.

Aggregate $350.0 Million Unsecured Senior Notes due 2026 and Westgate Debt Repayment

In August 2016, we completed a public offering of $250.0 million in senior notes due 2026 in an underwritten public offering. The notes were priced at 99.605% of the principal amount to yield 3.171% to maturity. In October 2016, we sold an additional $100.0 million of our senior notes due 2026. The notes priced at 98.962% of the principal amount to yield 3.248% to maturity. The notes pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The aggregate net proceeds from the offerings, after deducting the underwriting discount and offering expenses, were approximately $344.5 million. We used the net proceeds from the sale of the notes to repay a $62.0 million floating rate mortgage loan related to the outlet center in Glendale (Westgate), Arizona, repay borrowings under our unsecured lines of credit, and for general corporate purposes.

Savannah Debt Repayment

At the time of acquisition, the Savannah outlet center was subject to a $96.9 million mortgage loan, with an interest rate of LIBOR + 1.65% and maturity date in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

2015 Transactions

Southaven Mortgage

In April 2015, the consolidated joint venture closed on an interest only mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.
As of December 31, 2016 the balance on the loan was $59.3 million.

Hershey Mortgage

In May 2015, we repaid the mortgages associated with our Hershey outlet center, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and it had a principal balance at the date of extinguishment of $29.0 million.

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

2014 Transactions

Amendment of $250.0 Million Unsecured Term Loan

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan which, at the time, was scheduled to mature in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%. No other material terms of the loan were amended.

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

Foxwoods Mortgage

In December 2014, the consolidated joint venture closed on an interest only mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. In November 2016, the interest rate was reduced to LIBOR + 1.55% due to us reaching our debt service coverage ratio. The loan initially matures in December 2017, with two one-year extension options.

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015	Change
Capital expenditures analysis:
New outlet center developments	$112,831	$222,111	$(109,280)
Major outlet center renovations	17,079	1,602	15,477
Second generation tenant improvement allowances	11,307	10,414	893
Other capital expenditures	21,528	10,212	11,316
	162,745	244,339	(81,594)
Conversion from accrual to cash basis	2,315	(5,633)	7,948
Additions to rental property-cash basis	$165,060	$238,706	$(73,646)

•
New center development expenditures, which include first generation tenant allowances, during 2016 relate to construction expenditures for our Daytona Beach and Fort Worth outlet centers and an expansion at our Lancaster outlet center. During 2015, new center development expenditures included the construction of our Grand Rapids, Southaven, and Foxwoods outlet centers.

•	Major center renovations during 2016 included construction activities at our Riverhead, Rehoboth Beach and Howell outlet centers.

•	In 2016, other capital expenditures includes costs incurred for solar equipment at several centers in our portfolio.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2016 (in thousands):

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Debt (1)	$73,258	$62,460	$64,369	$303,566	$330,793	$871,552	$1,705,998
Interest payments (2)	61,279	58,612	57,628	45,212	33,374	100,745	356,850
Operating leases	6,709	6,334	6,237	6,217	6,258	303,509	335,264
	$141,246	$127,406	$128,234	$354,995	$370,425	$1,275,806	$2,398,112

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2016.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2016 was used.

In addition to the contractual payment obligations shown in the table above, we have commitments of $77.9 million remaining as of December 31, 2016 related to contracts to complete construction, development activity at outlet centers, and other capital expenditures throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $33.7 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $10.1 million at December 31, 2016, of which our portion was approximately $5.0 million. In addition, commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $93,000 at December 31, 2016, of which our portion was approximately $47,000. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2016 and do not necessary represent the total cost to complete the projects.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	50%
Total secured debt to adjusted total assets	< 40%	5%
Total unencumbered assets to unsecured debt	> 150%	190%

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and that meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2016 estimated taxable income to shareholders, we were required to distribute approximately $98.4 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $120.0 million, which excludes a special dividend paid in January 2016 related to the 2015 tax year, to shareholders, which exceeded our required distributions. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2016 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$6.7
National Harbor	National Harbor, MD	50.0%	341	4.1
RioCan Canada	Various	50.0%	901	117.3
				$128.1

Charlotte(1)	Charlotte, NC	50.0%	398	$(2.5)
Galveston/Houston (1)	Texas City, TX	50.0%	353	(3.8)
				$(6.3)

(1)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

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

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest-only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. Our partner is providing property management, marketing and leasing services to the joint venture.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of December 31, 2016, we and our partner had each contributed $47.5 million to fund development activities. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

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

National Harbor

In November 2013, we opened an approximately 341,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2016 was approximately $87.0 million. We are providing property management, marketing and leasing services to the joint venture.

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

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In March 2016, the co-owners opened an approximately 28,000 square foot expansion related to an anchor tenant bringing the total square feet of the outlet center to approximately 316,000 square feet. In 2016, the co-owners commenced construction on a 40,000 square foot expansion, which is expected to open during the second quarter of 2017.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 308,000 square feet.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur is approximately 116,000 square feet and the Bromont Outlet Mall is approximately 161,000 square feet.

Rental property held and used by our joint ventures are reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During 2016, the joint venture determined for its Bromont, Quebec outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on the reduction in the property's net operating income. Therefore, the joint venture recorded a $5.8 million non-cash impairment charge in its statement of operations, which equaled the excess of the property's carrying value over its fair value. The fair value was determined using the income approach whereby the joint venture considered the prevailing market income capitalization rates and stabilized net operating income projections. Our share of this impairment charge, $2.9 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

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
Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the outlet center located in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represented the difference between the carrying value of our equity method investment and the net proceeds received.

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2016 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Company	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	10.0%	8.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada (2)	11.1	May 2020	5.75%	27.0%	3.0
Debt origination costs	(2.1)
	$336.0				$28.0

(1)	100% completion guaranty; 10% principal guaranty.

(2)	The joint venture debt amount includes premium recorded upon assumption of the debt during acquisition of approximately $482,000.

Fees we received for various services provided to our unconsolidated joint ventures during 2016, 2015 and 2014, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Fees:
Development and leasing	$651	$1,827	$725
Loan guarantee	452	746	463
Management and marketing	2,744	2,853	2,403
Total Fees	$3,847	$5,426	$3,591

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

We consolidate properties that are wholly owned or properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

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

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. Fair value is determined using an income approach whereby we consider the prevailing market income capitalization rates and stabilized net operating income projections. We recognized no impairment losses for our consolidated properties during the years ended December 31, 2016, 2015, and 2014, respectively. See Note 6 to the consolidated financial statements, for discussion of the impairment of our unconsolidated joint venture at the Bromont, Quebec outlet center during 2016.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for information on new accounting pronouncements issued.

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

	2016	2015	2014
Net income	$204,329	$222,168	$78,152
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	113,645	102,515	100,961
Depreciation and amortization of real estate assets - unconsolidated joint ventures	18,910	20,053	12,212
Impairment charges - unconsolidated joint ventures	2,919	—	—
Gain on sale of assets and interests in unconsolidated entities	(4,887)	(120,447)	(7,513)
Gain on previously held interests in acquired joint ventures	(95,516)	—	—
FFO	239,400	224,289	183,812
FFO attributable to noncontrolling interests in other consolidated partnerships	(348)	268	(185)
Allocation of earnings to participating securities	(2,192)	(2,408)	(3,653)
FFO available to common shareholders (1)	$236,860	$222,149	$179,974
As further adjusted for:
Compensation related to director and executive officer terminations (2)	1,180	(731)	7
Acquisition costs	487	—	2,365
Demolition costs	441	—	—
Casualty gain	—	—	(486)
Gain on early extinguishment of debt	—	—	13,140
Gain on sale of outparcel	(1,418)	—	—
Write-off of debt discount due to repayment of debt prior to maturity (3)	882	—	—
Impact of above adjustments to the allocation of earnings to participating securities	(15)	8	(302)
AFFO adjustments from unconsolidated joint ventures	—	—	237
AFFO available to common shareholders (1)	$238,417	$221,426	$194,935
FFO available to common shareholders per share - diluted (1)	$2.36	$2.23	$1.82
AFFO available to common shareholders per share - diluted (1)	$2.37	$2.22	$1.97
Weighted Average Shares:
Basic weighted average common shares	95,102	94,698	93,769
Effect of notional units	175	—	—
Effect of outstanding options and restricted common shares	68	61	70
Diluted weighted average common shares (for earnings per share computations)	95,345	94,759	93,839
Exchangeable operating partnership units	5,053	5,079	5,115
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	100,398	99,838	98,954

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)
For the year ended December 31, 2016, represents cash severance and accelerated vesting of restricted shares associated with the departure of an officer in August 2016 and the accelerated vesting of restricted shares due to the death of a director in February 2016. For the year ended December 31, 2015, represents the reversal of certain share-based compensation awards previously recognized on awards not expected to vest due to the announcement that the Company’s then Chief Financial Officer would retire in May 2016.

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

Portfolio NOI and Same Center NOI should not be considered alternatives to net income (loss) or as an indicator of our financial performance since they do not reflect the entire operations of our portfolio, nor do they reflect the impact of general and administrative expenses, acquisition-related expenses, interest expense, depreciation and amortization costs, other non-property income and losses, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact our results from operations. Because of these limitations, Portfolio NOI and Same Center NOI should not be viewed in isolation to or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Portfolio NOI and Same Center NOI only as supplemental measures.

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2016	2015
Net income	$204,329	$222,168
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(10,872)	(11,484)
Interest expense	60,669	54,188
Gain on sale of assets and interests in unconsolidated entities	(6,305)	(120,447)
Gain on previously held interests in acquired joint ventures	(95,516)	—
Other non-operating (income) expense	(1,028)	36
Depreciation and amortization	115,357	103,936
Other non-property (income) expenses	(23)	(1,317)
Acquisition costs	487	—
Demolition Costs	441	—
Corporate general and administrative expenses	46,012	43,966
Non-cash adjustments (1)	(3,613)	(3,792)
Termination rents	(3,599)	(4,576)
Portfolio NOI	306,339	282,678
Non-same center NOI (2)	(33,152)	(18,340)
Same Center NOI	$273,187	$264,338

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet centers acquired:
Daytona Beach	November 2016	Kittery I & II	September 2015	Glendale (Westgate)	June 2016
Foxwoods	May 2015	Tuscola	September 2015	Savannah	August 2016
Grand Rapids	July 2015	West Branch	September 2015
Southaven	November 2015	Barstow	October 2015
		Fort Myers	January 2016

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2016, approximately 1.4 million square feet, or 12%, of our then owned, consolidated portfolio came up for renewal and 1.6 million square feet, or 13%, of our current consolidated portfolio will come up for renewal in 2017. During 2016, we renewed 85% of the square feet that came up for renewal with the existing tenants at an 18% increase in the average base rental rate compared to the expiring rate. We also re-tenanted 384,000 square feet at a 27% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar increases in base rental rates. In addition, if we were unable to successfully renew or release a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States and Canada, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 7.6% of our square feet or 6.2% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2016 and 2015, occupancy at our consolidated outlet centers was 98% and 97%, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. Cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activity, if applicable, or converted to US dollars and utilized to repay amounts outstanding under our unsecured lines of credit. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We generally do not hedge currency translation exposures.

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. In addition, in October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of December 31, 2016, the fair value of these contracts is an asset of $4.0 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of December 31, 2016, 11% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $1.9 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	December 31, 2016	December 31, 2015
Fair value of debt	$1,704,644	$1,615,833
Recorded value of debt	$1,687,866	$1,551,924

A 100 basis point increase from prevailing interest rates at December 31, 2016 and December 31, 2015 would result in a decrease in fair value of total debt of approximately $69.1 million and $50.3 million, respectively. Refer to Note 12 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in the Company’s and the Operating Partnership’s Current Report on Form 8-K and Form 8-K/A amending such Form 8-K that was filed with the Securities and Exchange Commission on September 11, 2015 and March 2, 2016, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2016 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, James F. Williams (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2016 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2016 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	1,055,255	$30.46	2,082,992
Equity compensation plans not approved by security holders	—	—	—
Total	1,055,255	$30.46	2,082,992

(1)
Includes (a) 242,200 common shares issuable upon the exercise of outstanding options (115,600 of which are vested and exercisable), (b) 184,455 restricted common shares to be issued in January 2017 that were earned under the 2014 Outperformance Plan (the "2014 OPP"), (c) 259,160 restricted common shares that may be issued under the 2015 Outperformance Plan (the "2015 OPP") upon the satisfaction of certain conditions, and (d) 315,561 restricted common shares that may be issued under the 2016 Outperformance Plan (the "2016 OPP") upon the satisfaction of certain conditions Because there is no exercise price associated with the 2014, 2015 and 2016 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-58

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

4.1F
Tenth Supplemental Indenture (Supplement to Indenture dated as of March 1, 1996) dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 8, 2016).

4.1G
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

10.3 *
Amended and Restated Employment Agreement of Steven B. Tanger dated December 14, 2016 (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated December 19, 2016.)

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

10.12
Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.12A
Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.12B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.12C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.12D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3, dated August 9, 2006.)

10.12E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to exhibits to the Company's Current Report on Form 8-K dated August 14, 2009.)

10.13
Registration Rights Agreement amount Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and DPSW Deer Park LLC. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.14	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.15
Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)

10.16	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.17
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.18 *
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.19 *
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.19A *
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

10.21 *
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.22 *
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.23 *
Form of 2013 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.24*
Form of 2014 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the exhibits to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.)

10.25*
Form of 2015 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.26*
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

10.30
Second Amended and Restated Credit Agreement, dated as of October 29, 2015 among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association as Document Agent, and Regions Bank as Managing Agent (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K dated February 23, 2016).

10.31
Amended and Restated Term Loan Agreement dated October 29, 2015 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank Securities, LLC, SunTrust Robinson Humphrey, Inc.m and PNC Capital Markets LLC, as Joint Lead Arrangers, SunTrust Bank and PNC Bank, National Association, as Co-Syndication Agents, Regions Bank, as Documentation Agent and Wells Fargo Securities, LLC, as Sole Bookrunner, and the other lenders party thereto. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated April 15, 2016.)

10.32
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to the exhibits to the Company’s Form 8-K dated April 15, 2016).

10.33
Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

12.1	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Distributions.

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

23.4	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

N/A

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Steven B. Tanger
Steven B. Tanger
President and Chief Executive Officer

February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas J. Reddin
Thomas J. Reddin	Non-Executive Chairman of the Board of Directors	February 23, 2017

/s/ Steven B. Tanger
Steven B. Tanger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ James F. Williams
James F. Williams	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017

/s/ William G. Benton
William G. Benton	Director	February 23, 2017

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 23, 2017

/s/ David B. Henry
David B. Henry	Director	February 23, 2017

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 23, 2017

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 23, 2017

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 23, 2017

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

February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2017

/s/ James F. Williams
James F. Williams	Vice President and Treasurer (Principal Financial and Accounting Officer)	February 23, 2017

/s/ William G. Benton
William G. Benton	Trustee	February 23, 2017

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 23, 2017

/s/ David B. Henry
David B. Henry	Trustee	February 23, 2017

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 23, 2017

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 23, 2017

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 23, 2017

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tanger Factory Outlet Centers, Inc.
Greensboro, North Carolina
We have audited the accompanying consolidated balance sheet of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tanger Factory Outlet Centers, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Tanger Factory Outlet Centers, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and the General Partner of
Tanger Properties Limited Partnership
Greensboro, North Carolina
We have audited the accompanying consolidated balance sheet of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at item 15(a)(2). We also have audited the Operating Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Partner of Tanger Properties Limited Partnership:

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Tanger Properties Limited Partnership and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
February 23, 2017

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
Assets
Rental property:
Land	$272,153	$240,267
Buildings, improvements and fixtures	2,647,477	2,249,417
Construction in progress	46,277	23,533
	2,965,907	2,513,217
Accumulated depreciation	(814,583)	(748,341)
Total rental property, net	2,151,324	1,764,876
Cash and cash equivalents	12,222	21,558
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	128,104	201,083
Deferred lease costs and other intangibles, net	151,579	127,089
Prepaids and other assets	82,985	78,913
Total assets	$2,526,214	$2,314,825
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,309	$789,285
Unsecured term loans, net	322,410	265,832
Mortgages payable, net	172,145	310,587
Unsecured lines of credit, net	58,002	186,220
Total debt	1,687,866	1,551,924
Accounts payable and accrued expenses	78,143	97,396
Deferred financing obligation	—	28,388
Other liabilities	54,764	31,085
Total liabilities	1,820,773	1,708,793
Commitments and contingencies (Note 23)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 96,095,891 and 95,880,825 shares issued and outstanding at December 31, 2016 and 2015, respectively	961	959
Paid in capital	820,251	806,379
Accumulated distributions in excess of net income	(122,701)	(195,486)
Accumulated other comprehensive loss	(28,295)	(36,715)
Equity attributable to Tanger Factory Outlet Centers, Inc.	670,216	575,137
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	35,066	30,309
Noncontrolling interests in other consolidated partnerships	159	586
Total equity	705,441	606,032
Total liabilities and equity	$2,526,214	$2,314,825

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Revenues:
Base rentals	$308,353	$289,688	$274,480
Percentage rentals	11,221	10,157	10,307
Expense reimbursements	133,818	126,468	122,532
Management, leasing and other services	3,847	5,426	3,591
Other income	8,595	7,630	7,648
Total revenues	465,834	439,369	418,558

Expenses:
Property operating	152,017	146,503	137,422
General and administrative	46,696	44,469	44,469
Acquisition costs	487	—	7
Abandoned pre-development costs	—	—	2,365
Depreciation and amortization	115,357	103,936	102,432
Total expenses	314,557	294,908	286,695
Operating income	151,277	144,461	131,863
Other income (expense):
Interest expense	(60,669)	(54,188)	(57,931)
Loss on early extinguishment of debt	—	—	(13,140)
Gain on sale of assets and interests in unconsolidated entities	6,305	120,447	7,513
Gain on previously held interest in acquired joint ventures	95,516	—	—
Other non-operating income (expense)	1,028	(36)	794
Income before equity in earnings of unconsolidated joint ventures	193,457	210,684	69,099
Equity in earnings of unconsolidated joint ventures	10,872	11,484	9,053
Net income	204,329	222,168	78,152
Noncontrolling interests in Operating Partnership	(10,287)	(11,331)	(4,037)
Noncontrolling interests in other consolidated partnerships	(298)	363	(104)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$193,744	$211,200	$74,011

Basic earnings per common share:
Net income	$2.02	$2.20	$0.77

Diluted earnings per common share:
Net income	$2.01	$2.20	$0.77
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Net income	$204,329	$222,168	$78,152
Other comprehensive income (loss):
Foreign currency translation adjustments	4,259	(23,200)	(10,042)
Change in fair value of cash flow hedges	4,609	(711)	(2,028)
Other comprehensive income (loss)	8,868	(23,911)	(12,070)
Comprehensive income	213,197	198,257	66,082
Comprehensive income attributable to noncontrolling interests	(11,033)	(9,749)	(3,666)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$202,164	$188,508	$62,416

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2013	$945	$788,984	$(265,242)	$(2,428)	$522,259	$28,432	$6,904	$557,595
Net income	—	—	74,011	—	74,011	4,037	104	78,152
Other comprehensive loss	—	—	—	(11,595)	(11,595)	(475)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	—	15,459	—	—	15,459
Issuance of 47,000 common shares upon exercise of options	—	903	—	—	903	—	—	903
Grant of 1,302,729 restricted common shares, net of forfeitures	13	(13)	—	—	—	—	—	—
Withholding of 412,239 common shares for employee income taxes	(4)	(15,516)	—	—	(15,520)	—	—	(15,520)
Adjustment for noncontrolling interests in Operating Partnership	—	741	—	—	741	(741)	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	—	1,009	—	(5)	1,004
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(6,226)	(6,226)
Exchange of 66,606 Operating Partnership units for 66,606 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($.945 per share)	—	—	(90,448)	—	(90,448)	—	—	(90,448)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(4,836)	(127)	(4,963)
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	211,200	—	211,200	11,331	(363)	222,168
Other comprehensive loss	—	—	—	(22,692)	(22,692)	(1,219)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	—	15,550	—	—	15,550
Issuance of 28,400 common shares upon exercise of options	—	788	—	—	788	—	—	788
Grant of 348,844 restricted common shares, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 31,863 common shares for employee income taxes	—	(1,125)	—	—	(1,125)	—	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	—	—	461	461
Adjustment for noncontrolling interests in Operating Partnership	—	(402)	—	—	(402)	402	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	—	6	—	(6)	—
Exchange of 25,663 Operating Partnership units for 25,663 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.305 per share)	—	—	(125,007)	—	(125,007)	—	—	(125,007)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(6,622)	(156)	(6,778)
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	193,744	—	193,744	10,287	298	204,329
Other comprehensive income	—	—	—	8,420	8,420	448	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	—	16,304	—	—	16,304
Issuance of 59,700 common shares upon exercise of options	—	1,749	—	—	1,749	—	—	1,749
Grant of 173,124 restricted common share awards, net of forfeitures	2	(2)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 66,760 common shares for employee income taxes	—	(2,177)	—	—	(2,177)	—	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	—	—	35	35
Adjustment for noncontrolling interests in Operating Partnership	—	(389)	—	—	(389)	389	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	—	(1,617)	—	(325)	(1,942)
Exchange of 24,962 Operating Partnership units for 24,962 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.260 per share)	—	—	(120,959)	—	(120,959)	—	—	(120,959)
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	—	(6,367)	(431)	(6,798)
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Operating Activities
Net income	$204,329	$222,168	$78,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,357	103,936	102,432
Amortization of deferred financing costs	3,237	2,730	2,382
Abandoned pre-development costs	—	—	2,365
Casualty gain	—	—	(486)
Gain on sale of assets and interests in unconsolidated entities	(6,305)	(120,447)	(7,513)
Gain on previously held interest in acquired joint ventures	(95,516)	—	—
Equity in earnings of unconsolidated joint ventures	(10,872)	(11,484)	(9,053)
Share-based compensation expense	15,319	14,712	14,750
Amortization of debt (premiums) and discounts, net	1,290	256	(601)
Net amortization of market rent rate adjustments	3,302	2,461	3,209
Straight-line rent adjustments	(7,002)	(6,347)	(6,073)
Payment of discount on extinguishment of debt	—	—	(913)
Distributions of cumulative earnings from unconsolidated joint ventures	13,662	12,137	9,586
Changes in other asset and liabilities:
Other assets	(544)	(798)	4,160
Accounts payable and accrued expenses	3,059	1,431	(3,626)
Net cash provided by operating activities	239,316	220,755	188,771
Investing Activities
Additions to rental property	(165,060)	(238,706)	(145,896)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	(45,219)	—	—
Additions to investments in unconsolidated joint ventures	(32,968)	(45,286)	(142,268)
Net proceeds on sale of assets and interests in unconsolidated entities	28,706	164,587	38,993
Change in restricted cash	121,306	(121,306)	—
Proceeds from insurance reimbursements	983	649	1,964
Distributions in excess of cumulative earnings from unconsolidated joint ventures	60,267	26,875	65,336
Additions to non-real estate assets	(6,503)	(837)	(1,053)
Additions to deferred lease costs	(7,013)	(7,803)	(5,664)
Net cash used in investing activities	(45,501)	(221,827)	(188,588)
Financing Activities
Cash dividends paid	(141,088)	(104,877)	(90,448)
Distributions to noncontrolling interests in Operating Partnership	(7,428)	(5,561)	(4,836)
Proceeds from revolving credit facility	845,650	537,000	657,800
Repayments of revolving credit facility	(974,950)	(457,700)	(563,000)
Proceeds from notes, mortgages and loans	437,420	90,839	273,808
Repayments of notes, mortgages and loans	(330,329)	(49,783)	(252,690)
Repayment of deferred financing obligation	(28,388)	—	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,177)	(1,126)	(15,520)
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—	—
Distributions to noncontrolling interests in other consolidated partnerships	(385)	(156)	(127)
Additions to deferred financing costs	(5,496)	(2,829)	(3,913)
Proceeds from exercise of options	1,749	788	903
Other financing activities	3,897	259	—
Net cash provided by (used in) financing activities	(203,467)	6,854	1,977
Effect of foreign currency rate changes on cash and cash equivalents	316	(1,099)	(526)
Net increase (decrease) in cash and cash equivalents	(9,336)	4,683	1,634
Cash and cash equivalents, beginning of year	21,558	16,875	15,241
Cash and cash equivalents, end of year	$12,222	$21,558	$16,875

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2016	2015
Assets
Rental property:
Land	$272,153	$240,267
Buildings, improvements and fixtures	2,647,477	2,249,417
Construction in progress	46,277	23,533
	2,965,907	2,513,217
Accumulated depreciation	(814,583)	(748,341)
Total rental property, net	2,151,324	1,764,876
Cash and cash equivalents	12,199	21,552
Restricted cash	—	121,306
Investments in unconsolidated joint ventures	128,104	201,083
Deferred lease costs and other intangibles, net	151,579	127,089
Prepaids and other assets	82,481	78,248
Total assets	$2,525,687	$2,314,154
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,309	$789,285
Unsecured term loans, net	322,410	265,832
Mortgages payable, net	172,145	310,587
Unsecured lines of credit	58,002	186,220
Total debt	1,687,866	1,551,924
Accounts payable and accrued expenses	77,616	96,725
Deferred financing obligation	—	28,388
Other liabilities	54,764	31,085
Total liabilities	1,820,246	1,708,122
Commitments and contingencies (Note 23)
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at December 31, 2016 and 2015	6,485	5,726
Limited partners, 5,027,781 and 5,052,743 Class A units and 95,095,891 and 94,880,825 Class B units outstanding at December 31, 2016 and 2015, respectively	728,631	638,422
Accumulated other comprehensive loss	(29,834)	(38,702)
Total partners' equity	705,282	605,446
Noncontrolling interests in consolidated partnerships	159	586
Total equity	705,441	606,032
Total liabilities and equity	$2,525,687	$2,314,154

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2016	2015	2014
Revenues:
Base rentals	$308,353	$289,688	$274,480
Percentage rentals	11,221	10,157	10,307
Expense reimbursements	133,818	126,468	122,532
Management, leasing and other services	3,847	5,426	3,591
Other income	8,595	7,630	7,648
Total revenues	465,834	439,369	418,558

Expenses:
Property operating	152,017	146,503	137,422
General and administrative	46,696	44,469	44,469
Acquisition costs	487	—	7
Abandoned pre-development costs	—	—	2,365
Depreciation and amortization	115,357	103,936	102,432
Total expenses	314,557	294,908	286,695
Operating income	151,277	144,461	131,863
Other income (expense):
Interest expense	(60,669)	(54,188)	(57,931)
Loss on early extinguishment of debt	—	—	(13,140)
Gain on sale of assets and interests in unconsolidated entities	6,305	120,447	7,513
Gain on previously held interest in acquired joint ventures	95,516	—	—
Other non-operating income (expense)	1,028	(36)	794
Income before equity in earnings of unconsolidated joint ventures	193,457	210,684	69,099
Equity in earnings of unconsolidated joint ventures	10,872	11,484	9,053
Net income	204,329	222,168	78,152
Noncontrolling interests in consolidated partnerships	(298)	363	(104)
Net income available to partners	204,031	222,531	78,048
Net income available to limited partners	202,012	220,328	77,263
Net income available to general partner	$2,019	$2,203	$785

Basic earnings per common unit:
Net income	$2.02	$2.21	$0.77

Diluted earnings per common unit:
Net income	$2.01	$2.20	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Net income	$204,329	$222,168	$78,152
Other comprehensive income (loss):
Foreign currency translation adjustments	4,259	(23,200)	(10,042)
Change in fair value of cash flow hedges	4,609	(711)	(2,028)
Other comprehensive income (loss)	8,868	(23,911)	(12,070)
Comprehensive income	213,197	198,257	66,082
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(298)	363	(104)
Comprehensive income attributable to the Operating Partnership	$212,899	$198,620	$65,978

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2013	$4,988	$548,424	$(2,721)	$550,691	$6,904	$557,595
Net income	785	77,263	—	78,048	104	78,152
Other comprehensive loss	—	—	(12,070)	(12,070)	—	(12,070)
Compensation under Incentive Award Plan	—	15,459	—	15,459	—	15,459
Issuance of 47,000 common units upon exercise of options	—	903	—	903	—	903
Issuance of 1,302,729 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 412,239 common units for employee income taxes	—	(15,520)	—	(15,520)	—	(15,520)
Adjustment for noncontrolling interests in other consolidated partnerships	—	1,009	—	1,009	(5)	1,004
Acquisition of noncontrolling interests in consolidated partnerships	—	—	—	—	(6,226)	(6,226)
Common distributions ($.945 per common unit)	(945)	(94,339)	—	(95,284)	—	(95,284)
Distributions to noncontrolling interests	—	—	—	—	(127)	(127)
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	2,203	220,328	—	222,531	(363)	222,168
Other comprehensive loss	—	—	(23,911)	(23,911)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	15,550	—	15,550
Issuance of 28,400 common units upon exercise of options	—	788	—	788	—	788
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 31,863 common units for employee income taxes	—	(1,125)	—	(1,125)	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	461	461
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	6	(6)	—
Common distributions ($1.305 per common unit)	(1,305)	(130,324)	—	(131,629)	—	(131,629)
Distributions to noncontrolling interests	—	—	—	—	(156)	(156)
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	2,019	202,012	—	204,031	298	204,329
Other comprehensive income	—	—	8,868	8,868	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	16,304	—	16,304
Issuance of 59,700 common units upon exercise of options	—	1,749	—	1,749	—	1,749
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 66,760 common units for employee income taxes	—	(2,177)	—	(2,177)	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	4	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($1.260 per common unit)	(1,260)	(126,066)	—	(127,326)	—	(127,326)
Distributions to noncontrolling interests	—	—	—	—	(431)	(431)
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Operating activities
Net income	$204,329	$222,168	$78,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,357	103,936	102,432
Amortization of deferred financing costs	3,237	2,730	2,382
Abandoned pre-development costs	—	—	2,365
Casualty gain	—	—	(486)
Gain on sale of assets and interests in unconsolidated entities	(6,305)	(120,447)	(7,513)
Gain on previously held interest in acquired joint ventures	(95,516)	—	—
Equity in earnings of unconsolidated joint ventures	(10,872)	(11,484)	(9,053)
Equity-based compensation expense	15,319	14,712	14,750
Amortization of debt (premiums) and discounts, net	1,290	256	(601)
Net amortization of market rent rate adjustments	3,302	2,461	3,209
Straight-line rent adjustments	(7,002)	(6,347)	(6,073)
Payment of discount on extinguishment of debt	—	—	(913)
Distributions of cumulative earnings from unconsolidated joint ventures	13,662	12,137	9,586
Changes in other assets and liabilities:
Other assets	(705)	(639)	4,417
Accounts payable and accrued expenses	3,203	2,335	(4,695)
Net cash provided by operating activities	239,299	221,818	187,959
Investing activities
Additions to rental property	(165,060)	(238,706)	(145,896)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	(45,219)	—	—
Additions to investments in unconsolidated joint ventures	(32,968)	(45,286)	(142,268)
Net proceeds on sale of assets and interests in unconsolidated entities	28,706	164,587	38,993
Change in restricted cash	121,306	(121,306)	—
Proceeds from insurance reimbursements	983	649	1,964
Distributions in excess of cumulative earnings from unconsolidated joint ventures	60,267	26,875	65,336
Additions to non-real estate assets	(6,503)	(837)	(1,053)
Additions to deferred lease costs	(7,013)	(7,803)	(5,664)
Net cash used in investing activities	(45,501)	(221,827)	(188,588)
Financing activities
Cash distributions paid	(148,516)	(110,438)	(95,284)
Proceeds from revolving credit facility	845,650	537,000	657,800
Repayments of revolving credit facility	(974,950)	(457,700)	(563,000)
Proceeds from notes, mortgages and loans	437,420	90,839	273,808
Repayments of notes, mortgages and loans	(330,329)	(49,783)	(252,690)
Repayment of deferred financing obligation	(28,388)	—	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,177)	(1,126)	(15,520)
Acquisition of noncontrolling interest in other consolidated partnership	(1,942)	—	—
Distributions to noncontrolling interests in other consolidated partnerships	(385)	(156)	(127)
Additions to deferred financing costs	(5,496)	(2,829)	(3,913)
Proceeds from exercise of options	1,749	788	903
Other financing activities	3,897	259	—
Net cash provided by (used in) financing activities	(203,467)	6,854	1,977
Effect of foreign currency rate changes on cash and cash equivalents	316	(1,099)	(526)
Net increase (decrease) in cash and cash equivalents	(9,353)	5,746	822
Cash and cash equivalents, beginning of year	21,552	15,806	14,984
Cash and cash equivalents, end of year	$12,199	$21,552	$15,806

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2016, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.7 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 98% occupied and contained over 2,600 stores, representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.3 million square feet, including 4 outlet centers in Canada.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2016, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,095,891 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly owned or properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable.

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

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte and Galveston/Houston joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the calculations of impairment losses, costs capitalized to originate operating leases, costs incurred for the construction and development of properties, and the values of deferred lease costs and other intangibles related to the acquisition of properties. Actual results could differ from those estimates.

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

The pre-construction stage of project development involves certain costs to secure land control and zoning and complete other initial tasks essential to the development of the project. These costs are transferred from other assets to construction in progress when the pre-construction tasks are completed. Costs of unsuccessful pre-construction efforts are expensed when the project is no longer probable and, if significant, are recorded as abandoned pre-development costs in the consolidated statement of operations.

We also capitalize other costs incurred for the construction and development of properties, including interest, real estate taxes and payroll and related costs associated with employees directly involved. Capitalization of costs commences at the time the development of the property becomes probable and ceases when the property is substantially completed and ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. The amount of payroll and related costs capitalized for the construction and development of properties is based on our estimate of the amount of costs directly related to the construction or development of these assets.

Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures for qualifying development activities until placed in service.

Payroll and related costs and interest costs capitalized for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Payroll and related costs capitalized	$2,095	$2,989	$1,543
Interest costs capitalized	$2,259	$3,448	$5,095

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Depreciation expense related to rental property	$96,813	$85,872	$80,057

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

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. At December 31, 2016 and 2015, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $672,000 and $671,000, respectively.

The restricted cash represents the cash proceeds from property sales that are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and payroll and related costs of employees directly involved in originating leases for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Deferred lease costs capitalized	$7,013	$7,803	$6,199

Of the amounts capitalized during 2016, 2015 and 2014 the following were related to payroll and related costs (in thousands):

	2016	2015	2014
Deferred lease costs capitalized- payroll and related costs	$6,210	$6,236	$5,084

The amount of payroll and related costs capitalized is based on our estimate of the time and amount of costs directly related to originating leases. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions.

Deferred financing costs - Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans. Unamortized deferred financing costs are charged to expense when debt is retired before the maturity date.

Captive Insurance - We have a wholly-owned captive insurance company that is responsible for losses up to certain deductible levels per occurrence for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Insurance losses are reflected in property operating expenses and include estimates of costs incurred, both reported and unreported.

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using an income approach whereby we consider the prevailing market income capitalization rates and stabilized net operating income projections. We recognized no impairment losses for our consolidated properties during the years ended December 31, 2016, 2015, and 2014, respectively. See Note 6 for discussion of the impairment of our unconsolidated joint venture at the Bromont, Quebec outlet center during 2016.

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

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

Sales of Real Estate - For sales transactions meeting the requirements for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resulting gain or loss is recorded in the period the transaction closes. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for using partial sale accounting.

For transactions that do not meet the criteria for a sale, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting, rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

Discontinued Operations - Properties that are sold or classified as held for sale are classified as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity).

Derivatives - We selectively enter into interest rate protection agreements to mitigate the impact of changes in interest rates on our variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes.

We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at their fair value. We also measure the effectiveness, as defined by the relevant accounting guidance, of all derivatives. We formally document our derivative transactions, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At inception and on a quarterly basis thereafter, we assess the effectiveness of derivatives used to hedge transactions. If a cash flow hedge is deemed effective, we record the change in fair value in other comprehensive income (loss). If after assessment it is determined that a portion of the derivative is ineffective, then that portion of the derivative's change in fair value will be immediately recognized in earnings.

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2013 - 2016 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2016, 2015 and 2014 were taxable as follows:

Common dividends per share:	2016	2015	2014
Ordinary income	$1.246	$1.285	$0.765
Capital gain	0.014	0.020	—
Return of capital	—	—	0.180
	$1.260	$1.305	$0.945

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income available to the Company's shareholders	$193,744	$211,200	$74,011
Book/tax difference on:
Depreciation and amortization	1,666	12,446	20,575
Sale of assets and interests in unconsolidated entities	(8,688)	(110,248)	(9,524)
Equity in earnings from unconsolidated joint ventures	4,305	6,772	12,910
Share-based payment compensation	4,596	4,751	(37,193)
Gain on previously held interest in acquired joint venture	(91,467)	—	—
Other differences	6,294	(2,831)	1,205
Taxable income available to common shareholders	$110,450	$122,090	$61,984

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $46.8 million and $40.6 million as of December 31, 2016 and 2015, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. For certain tenants, we receive a fixed payment for common area maintenance ("CAM") which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2016, 2015 or 2014.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Costs relating to construction included in accounts payable and accrued expenses	$22,908	$28,665	$23,033

See Note 3, for additional non-cash information associated with our acquisitions of rental property.

A non-cash financing activity that occurred during the 2015 period related to a special dividend of $21.2 million that was declared in December 2015 and paid in January 2016.

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Interest paid, net of interest capitalized	$50,270	$49,542	$55,379

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

Foreign Currency Translation - We have entered into a co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada for which the functional currency is the local currency. The assets and liabilities related to our investments in Canada are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are translated using the average exchange rate for the period. Our share of unrealized gains and losses resulting from the translation of these financial statements are reflected in equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

New Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We plan to adopt ASU 2017-01 as of January 1, 2017 and do not expect the adoption to require any additional disclosures. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update should be applied retrospectively to each period presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018, and the pronouncement will result in changes to our consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control. This ASU modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. As a result of this ASU, in certain cases, previous consolidation conclusions may change. This ASU is effective for fiscal years beginning after December 15, 2016. Since we have already adopted the amendments in ASU 2015-02 we are required to apply the amendments in this ASU, retrospectively to the beginning of 2016. We do not expect the adoption of ASU 2016-17 to have a material impact on the company's financial position, results of operations or cash flows.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period and may be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02, codified in ASC 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on a preliminary assessment, we expect our significant operating lease commitments, primarily ground leases, will be required to be recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, early adoption is permitted. We adopted this standard as of December 31, 2016. The adoption of this ASU did not have an impact on our consolidated balance sheets, statements of operations, cash flows or disclosures but may result in more disclosure surrounding the Company's plans for addressing significant upcoming debt maturities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March, April and May 2016 the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. We will adopt ASU 2014-09 effective January 1, 2018. We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, as the majority of our revenue is derived from real estate lease contracts we do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB will have a material impact on the amount of revenue we recognize in our consolidated financial statements.

Reclassifications - As a result of the adoption on January 1, 2016 of FASB ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, our deferred debt origination costs and related accumulated amortization previously recorded in the line item “deferred debt origination costs, net” have been reclassified from assets to the respective debt line items within the liabilities section in the consolidated balance sheet as of December 31, 2015. The reclassification decreased previously reported total assets and total liabilities by $11.9 million.

3.    Acquisition of Rental Property

2016 Acquisitions

Savannah

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to the other partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. At the time of acquisition, the property was subject to a $96.9 million construction loan, with an interest rate of LIBOR + 1.65%, that would have matured in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

The former joint venture is now wholly-owned by us and was consolidated in our financial results as of the acquisition date.  Prior to this transaction, we owned a 50% legal interest in the joint venture since its formation and accounted for it under the equity method of accounting. However, due to preferred equity contributions we made to the joint venture, and the returns earned on those contributions, our estimated economic interest in the book value of the assets was approximately 98%. Therefore, substantially all of the earnings of the joint venture were previously recognized by us as equity in earnings of unconsolidated joint ventures.

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

Westgate

In June 2016, we completed the purchase of our partners' interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The former joint venture is now wholly-owned by us and was consolidated in our financial results as of June 30, 2016.

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

Non-cash investing activities related to the purchase of our partners' interest in the Westgate joint venture, include the assumption of debt totaling $62.0 million. In addition, rental property and lease related intangible assets and liabilities increased by a net of $49.3 million related to the fair value of our previously held interest in excess of our carrying amount; prepaids and other assets increased $227,000 and accounts payable and accrued expenses increased $5.0 million from the assumption of current assets and liabilities.

The following table illustrates the fair value of the aggregate consideration transferred to acquire the equity interests of the Savannah and Westgate properties at the acquisition date for the year ended 2016 (in thousands):

Cash transferred for equity interests	$54,000
Fair value of our previously held interests	145,581
Fair value of net assets	$199,581

The following table illustrates the aggregate fair value of the amounts of the identifiable assets acquired and liabilities assumed and recognized at the acquisition date for the Savannah and Westgate properties acquired during the year ended 2016:

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

The fair values were determined based on an income approach, using a rental growth rate of 3.0%, a discount rate between 7.50% and 8.25%, and a terminal capitalization rate between 5.75% and 7.0%. The estimated fair values were determined to have primarily relied upon Level 3 inputs, as defined in Note 12.

The Company has finalized the valuations and completed the purchase price allocations. During the measurement period, we adjusted the Westgate purchase price allocation based upon information that was received subsequent to the acquisition date that related to conditions that existed as of that date. This adjustment increased above market lease value by $1.6 million, and decreased buildings, improvements and fixtures by $5.6 million, below market lease value by $4.8 million, lease in place value by $628,000 and land by $150,000.

2014 Acquisition

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

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2016, 2015 and 2014 (in thousands):

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale

2016 Dispositions:(1)
Fort Myers (2)	Fort Myers, FL	January 2016	199	$25,785	$4,887
Land outparcel	Myrtle Beach, SC	September 2016	—	$2,921	1,418
					$6,305

2015 Dispositions:(1)(3)
Barstow	Barstow, CA	October 2015	171	$105,793	$86,506
Kittery I and II, Tuscola, and West Branch	Kittery, ME, Tuscola, IL, and West Branch, MI	September 2015	439	$43,304	20,215
					$106,721

2014 Dispositions:(1)
Lincoln City	Lincoln City, OR	December 2014	270	$38,993	$7,513

(1)	The rental properties did not meet the criteria set forth in the guidance for reporting discontinued operations (See Note 2), thus their results of operations have remained in continuing operations.

(2)	The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

(3)
We received combined net proceeds of $149.1 million of which $121.3 million was recorded in restricted cash as of December 31, 2015. The restricted cash represented the cash proceeds from property sales that were being held by a qualified intermediary for such amounts subsequently being invested in the 2016 period in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

5. Development of Consolidated Rental Properties

Daytona Beach

In November 2016, we opened an approximately 349,000 square foot, wholly-owned, outlet center in Daytona Beach, Florida. This outlet center features over 80 brand name and designer outlet stores.

The table below sets forth our consolidated outlet centers under development as of December 31, 2016:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)(1)	Projected Opening
New development:
Fort Worth	352	$19.8	Holiday 2017

Expansion:
Lancaster	123	15.4	Q3 2017

Total	475	$35.2

(1)	Amounts funded by our unsecured lines of credit.

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

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.7	$84.2
National Harbor	National Harbor, MD	50.0%	341	4.1	86.1
RioCan Canada	Various	50.0%	901	117.3	11.1
				$128.1	$181.4

Charlotte(3)	Charlotte, NC	50.0%	398	$(2.5)	$89.7
Galveston/Houston (3)	Texas City, TX	50.0%	353	(3.8)	64.9
				$(6.3)	$154.6

As of December 31, 2015
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	—	$21.1	$—
National Harbor	National Harbor, MD	50.0%	339	6.1	85.8
RioCan Canada	Various	50.0%	870	117.2	11.3
Savannah (2)	Savannah, GA	50.0%	377	44.4	87.6
Westgate	Glendale, AZ	58.0%	411	12.3	61.9
				$201.1	$246.6

Charlotte(3)	Charlotte, NC	50.0%	398	$(1.1)	$89.6
Galveston/Houston(3)	Texas City, TX	50.0%	353	$(1.5)	$64.7
				$(2.6)	$154.3

(1)	Net of debt origination costs and including premiums of $1.6 million and $3.3 million as of December 31, 2016 and December 31, 2015, respectively.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, our economic interest in the venture's cash flow was greater than indicated in the Ownership column, which states our legal interest in this venture. As of December 31, 2015, based upon the liquidation proceeds we would have received from a hypothetical liquidation of our investment based on depreciated book value, our estimated economic interest in the venture was approximately 98%. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from gains or losses of asset sales.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Fees:
Development and leasing	$651	$1,827	$725
Loan guarantee	452	746	463
Management and marketing	2,744	2,853	2,403
Total Fees	$3,847	$5,426	$3,591

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.7 million and $3.9 million as of December 31, 2016 and 2015, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. Construction of the outlet center, which commenced during the third quarter of 2013, was initially funded with equal equity contributions by the partners. In November 2014, the joint venture closed on an interest-only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. The joint venture received net loan proceeds of $89.4 million and distributed them equally to the partners. Our partner is providing property management, marketing and leasing services to the joint venture. During construction, we provided development services to the joint venture and joint leasing services with our partner.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. As of December 31, 2016, we and our partner had each contributed $47.5 million to fund development activities. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matures in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. We are providing property management, marketing and leasing services to the joint venture. During construction, our partner provided development services to the joint venture and we, along with our partner, provided joint leasing services.

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

National Harbor

In November 2013, we opened an approximately 341,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In November 2014, the joint venture amended the initial construction loan to increase the amount available to borrow from $62.0 million to $87.0 million and extended the maturity date until November 2019. The loan carries an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $19.0 million equally between the partners. The loan balance as of December 31, 2016 was approximately $87.0 million. We are providing property management, marketing and leasing services to the joint venture.

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

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In March 2016, the co-owners opened an approximately 28,000 square foot expansion related to an anchor tenant bringing the total square feet of the outlet center to approximately 316,000 square feet. In 2016, the co-owners commenced construction on a 40,000 square foot expansion, which is expected to open during the second quarter of 2017.

In November 2014, the co-owners opened an approximately 149,000 square foot expansion to the existing Cookstown Outlet Mall, bringing the total square feet of the outlet center to approximately 308,000 square feet.

Other properties owned by the RioCan Canada co-owners include Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Les Factoreries Saint-Sauveur is approximately 116,000 square feet and the Bromont Outlet Mall is approximately 161,000 square feet.

Rental property held and used by our joint ventures are reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During 2016, the joint venture determined for its Bromont, Quebec outlet center that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on the reduction in the property's net operating income. Therefore, the joint venture recorded a $5.8 million non-cash impairment charge in its statement of operations, which equaled the excess of the property's carrying value over its fair value. The fair value was determined using the income approach whereby the joint venture considered the prevailing market income capitalization rates and stabilized net operating income projections. Our share of this impairment charge, $2.9 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

Savannah

In May 2016, the joint venture expanded the outlet center in Savannah by approximately 42,000 square feet, bringing the outlet center's total gross leasable area to approximately 419,000 square feet.

As described in Note 3, we acquired our partners' interest in the Savannah joint venture in August 2016 and have consolidated the property for financial reporting purposes since the acquisition date.

Westgate/Glendale

As described in Note 3, we acquired our partners' interest in the Westgate joint venture in June 2016 and have consolidated the property for financial reporting purposes since the acquisition date.

Wisconsin Dells

In February 2015, we sold our equity interest in the joint venture that owned the outlet center located in Wisconsin Dells, Wisconsin for approximately $15.6 million, representing our share of the sales price totaling $27.7 million less our share of the outstanding debt, which totaled $12.1 million. As a result of this transaction, we recorded a gain of approximately $13.7 million in the first quarter of 2015, which represented the difference between the carrying value of our equity method investment and the net proceeds received.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2016 and 2015 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2016	2015
Assets
Land	$88,015	$103,046
Buildings, improvements and fixtures	503,548	615,662
Construction in progress, including land under development	13,037	62,308
	604,600	781,016
Accumulated depreciation	(67,431)	(60,629)
Total rental property, net	537,169	720,387
Cash and cash equivalents	27,271	28,723
Deferred lease costs, net	13,612	18,399
Prepaids and other assets	12,567	14,455
Total assets	$590,619	$781,964
Liabilities and Owners' Equity
Mortgages payable, net	$335,971	$400,935
Accounts payable and other liabilities	20,011	31,805
Total liabilities	355,982	432,740
Owners' equity	234,637	349,224
Total liabilities and owners' equity	$590,619	$781,964

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2016	2015	2014
Revenues	$106,766	$106,042	$78,625
Expenses:
Property operating	39,576	40,639	30,986
General and administrative	349	571	621
Asset impairment	5,838	—	—
Abandoned development costs	—	—	472
Depreciation and amortization	32,930	34,516	23,426
Total expenses	78,693	75,726	55,505
Operating income	28,073	30,316	23,120
Interest expense	(8,946)	(8,674)	(5,459)
Other non-operating income	6	19	—
Net income	$19,133	$21,661	$17,661
The Company and Operating Partnership's share of:
Net income	$10,872	$11,484	$9,053
Depreciation and asset impairments (real estate related)	$21,829	$20,052	$12,212

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Deferred lease costs	$76,733	$70,379
Intangible assets:
Above market leases	57,077	43,340
Lease in place value	77,858	68,194
Tenant relationships	52,925	55,538
Other intangibles	52,346	42,614
	316,939	280,065
Accumulated amortization	(165,360)	(152,976)
Deferred lease costs and other intangibles, net	$151,579	$127,089

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2016 and 2015 were $27.6 million and $10.4 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2016, 2015 and 2014 was $16.8 million, $16.7 million and $20.9 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2016, 2015 and 2014 was $(2.8) million, $(2.0) million and $(2.8) million, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/below market leases, net (1)	Deferred lease costs and other intangibles (2)
2017	$2,566	$11,462
2018	2,358	9,882
2019	876	7,678
2020	406	6,567
2021	243	5,747
Total	$6,449	$41,336

(1)	These amounts are recorded as a reduction of base rentals.

(2)	These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Unsecured lines of credit	$61,000	$190,300
Unsecured term loan	$325,000	$250,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2016 and 2015 consisted of the following (in thousands):

			2016		2015
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$300,000	$298,226	$300,000	$297,739
Senior notes	3.875%	December 2023	250,000	245,425	250,000	244,829
Senior notes	3.750%	December 2024	250,000	247,058	250,000	246,717
Senior notes	3.125%	September 2026	350,000	344,600	—	—

Mortgages payable:
Atlantic City (2) (3)	5.14%-7.65%	November 2021- December 2026	40,471	43,286	43,312	46,605
Deer Park	LIBOR + 1.50%	—	—	—	150,000	149,145
Foxwoods	LIBOR + 1.55%	December 2017	70,250	69,902	70,250	69,564
Southaven	LIBOR + 1.75%	April 2018	59,277	58,957	45,824	45,273
Unsecured note payable (2)	1.50%	June 2016	—	—	10,000	9,919
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	322,410	250,000	248,443
Unsecured term note	LIBOR + 1.30%	—	—	—	7,500	7,470
Unsecured lines of credit	LIBOR + .90%	October 2019	61,000	58,002	190,300	186,220
			$1,705,998	$1,687,866	$1,567,186	$1,551,924

(1)
Includes premiums and net of debt discount and unamortized debt origination costs. Unamortized debt origination costs were 14.0 million and $11.9 million for the years ended December 31, 2016 and 2015, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $2.7 million and $2.4 million, respectively.

(2)
The effective interest rates assigned during the purchase price allocation to these assumed mortgages and note payable during acquisitions in 2011 were as follows: Atlantic City 5.05% and note payable 3.15%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $327.7 million at December 31, 2016, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. As of December 31, 2016, letters of credit totaling approximately $5.4 million were issued under the lines of credit.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2016, we were in compliance with all of our debt covenants.

2016 Transactions

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018 and was related to our 749,000 square foot Deer Park outlet center.

Unsecured Term Note Repayment

In February 2016, we repaid our $7.5 million unsecured term note, which had an original maturity date in August 2017.

Unsecured Term Loan

In April 2016, we amended our unsecured term loan to increase the size of the loan from $250.0 million to $325.0 million, extend the maturity date from February 2019 to April 2021, reduce the interest rate spread over LIBOR from 1.05% to 0.95%, and increase the incremental loan availability through an accordion feature from $150.0 million to $175.0 million.

Unsecured Note Payable Repayment

In June 2016, our $10.0 million unsecured note payable became due and was repaid on June 23, 2016.

Aggregate $350.0 Million Unsecured Senior Notes due 2026 and Westgate Debt Repayment

In August 2016, we completed a public offering of $250.0 million in senior notes due 2026 in an underwritten public offering. The notes were priced at 99.605% of the principal amount to yield 3.171% to maturity. In October 2016, we sold an additional $100.0 million of our senior notes due 2026. The notes priced at 98.962% of the principal amount to yield 3.248% to maturity. The notes pay interest semi-annually at a rate of 3.125% per annum and mature on September 1, 2026. The aggregate net proceeds from the offerings, after deducting the underwriting discount and offering expenses, were approximately $344.5 million. We used the net proceeds from the sale of the notes to repay a $62.0 million floating rate mortgage loan related to the outlet center in Glendale (Westgate), Arizona, repay borrowings under our unsecured lines of credit, and for general corporate purposes.

Savannah Debt Repayment

At the time of acquisition, the Savannah outlet center was subject to a $96.9 million mortgage loan, with an interest rate of LIBOR + 1.65% and maturity date in May 2017. In September 2016, we repaid the mortgage loan with borrowings under our unsecured lines of credit.

2015 Transactions

Southaven Mortgage

In April 2015, the consolidated joint venture closed on an interest only mortgage loan with the ability to borrow up to $60.0 million at an interest rate of LIBOR +1.75%. The loan initially matures on April 29, 2018, with one two-year extension option.

Hershey Mortgage

In May 2015, we repaid the mortgages associated with our Hershey outlet center, which were assumed as part of the acquisition of the property in 2011. The maturity date of the mortgages was August 1, 2015 and it had a principal balance at the date of extinguishment of $29.0 million.

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

2014 Transactions

Amendment of $250.0 Million Unsecured Term Loan

In July 2014, we entered into an amendment of our $250.0 million unsecured term loan which, at the time, was scheduled to mature in February 2019. The amendment reduced the interest rate on the loan from LIBOR + 1.60% to LIBOR + 1.05%. No other material terms of the loan were amended.

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

Foxwoods Mortgage

In December 2014, the consolidated joint venture closed on an interest only mortgage loan with the ability to borrow up to $70.3 million at an interest rate of LIBOR + 1.65%. In November 2016, the interest rate was reduced to LIBOR +1.55% due to us reaching our debt service coverage ratio. The loan initially matures in December 2017, with two one-year extension options.

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2016 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2017	$73,258
2018	62,460
2019	64,369
2020	303,566
2021	330,793
Thereafter	871,552
Subtotal	1,705,998
Net discount and debt origination costs	(18,132)
Total	$1,687,866

10. Deferred Financing Obligation

In September 2015, the noncontrolling interest in our outlet center in Deer Park, New York exercised its right to require us to acquire their ownership interest in the property for $28.4 million. We closed on the transaction in January 2016 and repaid the deferred financing obligation, which was recorded in the other liabilities section of our consolidated balance sheet as of December 31, 2015.

11.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2016 and 2015 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	2016	2015
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$(119)	$(212)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	(110)	(198)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	(115)	(206)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	1,227	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	1,226	—
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	1,222	—
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	662	—
Total		$325,000			$3,993	$(616)

(1)	Net asset balances are recorded in prepaids and other assets on the consolidated balance sheets and net liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the year ended December 31, 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$4,609	$(711)	$(2,028)

12.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2016:
Asset:
Interest rate swaps (prepaids and other assets)	$3,993	$—	$3,993	$—
Total assets	$3,993	$—	$3,993	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2015:
Liability:
Interest rate swaps (other liabilities)	$(616)	$—	$(616)	$—
Total liabilities	$(616)	$—	$(616)	$—

The estimated fair value and recorded value of our debt as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,137,976	836,361
Level 3 Significant Unobservable Inputs	566,668	779,472
Total fair value of debt	$1,704,644	$1,615,833

Recorded value of debt	$1,687,866	$1,551,924

Our senior unsecured notes are publicly-traded which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the hierarchy. Our other debt is classified as Level 3 given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all LIBOR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

13.    Shareholders' Equity of the Company

As discussed in Note 14, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2016, 2015 and 2014, (in units):

	2016	2015	2014
Exchange of Class A limited partnership units	24,962	25,663	66,606

14.    Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2016, 2015 and 2014:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2013	1,000,000	5,145,012	93,505,685	98,650,697
Units withheld for employee income taxes	—	—	(412,239)	(412,239)
Exchange of Class A limited partnership units	—	(66,606)	66,606	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,302,729	1,302,729
Units issued upon exercise of options	—	—	47,000	47,000
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Units withheld for employee income taxes	—	—	(31,863)	(31,863)
Exchange of Class A limited partnership units	—	(25,663)	25,663	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	348,844	348,844
Units issued upon exercise of options	—	—	28,400	28,400
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Units withheld for employee income taxes	—	—	(66,760)	(66,760)
Exchange of Class A limited partnership units	—	(24,962)	24,962	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	59,700	59,700
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672

15.    Noncontrolling Interests

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

In 2016 and 2015, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, and additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company. As discussed in Note 13, for the years ended December 31, 2016 and 2015, Non-Company LPs exchanged 24,962 and 25,663 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2016	2015
Net income attributable to Tanger Factory Outlet Centers, Inc.	$193,744	$211,200
Decrease in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	(389)	(402)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$193,355	$210,798

16.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$193,744	$211,200	$74,011
Less allocation of earnings to participating securities	(1,926)	(2,408)	(1,872)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$191,818	$208,792	$72,139
Denominator
Basic weighted average common shares	95,102	94,698	93,769
Effect of notional units	175	—	—
Effect of outstanding options and certain restricted common shares	68	61	70
Diluted weighted average common shares	95,345	94,759	93,839
Basic earnings per common share:
Net income	$2.02	$2.20	$0.77
Diluted earnings per common share:
Net income	$2.01	$2.20	$0.77

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2016, 2015, and 2014, 501,446, 859,450 and 644,850 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period. Notional units granted in 2010 were converted into 933,769 restricted common shares in January 2014. The restricted common shares vested on December 31, 2014 and were considered participating securities through the vesting date.

The effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2016, 2015 and 2014, 141,300, 227,400 and 259,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

17.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per unit amounts):

	2016	2015	2014
Numerator
Net income attributable to partners of the Operating Partnership	$204,031	$222,531	$78,048
Allocation of earnings to participating securities	(1,928)	(2,413)	(1,873)
Net income available to common unitholders of the Operating Partnership	$202,103	$220,118	$76,175
Denominator
Basic weighted average common units	100,155	99,777	98,883
Effect of notional units	175	—	—
Effect of outstanding options and certain restricted common units	68	61	70
Diluted weighted average common units	100,398	99,838	98,953
Basic earnings per common unit:
Net income	$2.02	$2.21	$0.77
Diluted earnings per common unit:
Net income	$2.01	$2.20	$0.77

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2016, 2015, 2014, 501,446, 859,450 and 644,850 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period. The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method. Notional units granted in 2010 were converted into 933,769 restricted common units in January 2014. The restricted common units vested on December 31, 2014 and were considered participating securities through the vesting date.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2016, 2015 and 2014, 141,300, 227,400 and 259,000 options were excluded from the computation, respectively.

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

18.    Equity-Based Compensation

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

We may issue up to 15.4 million common shares under the Plan. Through December 31, 2016, we had granted 7,543,760 options, net of options forfeited; 5,014,072 restricted common share awards, net of restricted common shares forfeited or withheld for employees' tax obligations; and notional units which may result in the issuance of a maximum of 759,176 common shares. Shares remaining available for future issuance totaled 2,082,992 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, as follows (in thousands):

	2016	2015	2014
Restricted common shares	$10,976	$11,220	$9,978
Notional unit performance awards	3,967	3,030	4,313
Options	376	462	459
Total equity-based compensation	$15,319	$14,712	$14,750

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2016	2015	2014
Equity-based compensation expense capitalized	$985	$837	$709

As of December 31, 2016, there was $25.1 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Common Share Awards

During 2016, 2015 and 2014, the Company granted 286,524, 357,844 and 373,960 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over a four or five year period. For the restricted shares issued to our chief executive officer during 2016, 2015 and 2014, the restricted share agreements require him to hold the shares for a minimum of three years following each applicable vesting date thereof. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

The following table summarizes information related to unvested restricted common shares outstanding for the years ended December 31, 2016, 2015, and 2014:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2013	1,057,966	$26.91
Granted(1)	1,307,729	26.50
Vested	(1,266,245)	24.67
Forfeited	—	—
Outstanding at December 31, 2014	1,099,450	$29.01
Granted	357,844	36.69
Vested	(371,299)	28.12
Forfeited	—	—
Outstanding at December 31, 2015	1,085,995	$31.84
Granted	286,524	29.64
Vested	(388,851)	31.30
Forfeited	(104,400)	34.13
Outstanding at December 31, 2016	879,268	$31.09

(1)	Includes 933,769 shares granted under the 2010 Multi Year Performance Plan.

The total value of restricted common shares vested during the years ended 2016, 2015 and 2014 was $12.7 million, $13.1 million and $46.6 million, respectively. During 2016, 2015 and 2014, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were 66,760, 31,863 and 412,239 for 2016, 2015 and 2014, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $2.2 million, $1.1 million and $15.5 million for 2016, 2015 and 2014, respectively, which is reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

Outperformance Plan

Every year since 2013, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approved the terms of the Tanger Factory Outlet Centers, Inc. Outperformance Plan (the “OPP"). The OPP is a long-term incentive long-term performance based incentive compensation plan. Recipients may earn units which may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability.

The following table sets forth OPP performance targets and other relevant information about each plan:

	2016 OPP	2015 OPP	2014 OPP(1)	2013 OPP (2)
Performance targets (3)
Absolute portion of award:
Percent of total award	50%	60%	70%	70%
Absolute share price appreciation range	18% - 35%	25% - 35%	25% - 35%	25% - 35%
Percentage of units to be earned	20%-100%	33%-100%	33%-100%	33%-100%

Relative portion of award:
Percent of total award	50%	40%	30%	30%
Percentile rank of peer group range(4)	40th - 70th	50th - 70th	50th - 70th	50th - 70th
Percentage of units to be earned	20%-100%	33%-100%	33%-100%	33%-100%

Maximum number of restricted common shares that may be earned	321,900	306,600	329,700	315,150
Grant date fair value per share	$15.10	$15.85	$14.71	$13.99

(1)
On December 31, 2016, the measurement period for the 2014 OPP expired. Based on the Company’s absolute share price appreciation (or total shareholder return) over the three year measurement period, we issued 184,455 restricted common shares in January 2017, with 94,663 vesting immediately and the remaining 89,792 vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability). Our relative total shareholder return for the 2014 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2014 OPP.

(2)
On December 31, 2015, the measurement period for the 2013 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2013 OPP performance awards were automatically forfeited.

(3)
The performance shares for the OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price targets will be reduced on a dollar-for-dollar basis with respect to any dividend payments made during the measurement period.

(4)	The peer group is based on companies included in the SNL Equity REIT index.

The fair values of the OPP awards granted during the years ended December 31, 2016, 2015, and 2014 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	2016	2015	2014
Risk free interest rate (1)	1.05%	0.86%	0.67%
Expected dividend yield (2)	3.1%	2.7%	2.8%
Expected volatility (3)	21%	20%	27%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth OPP activity for the years ended December 31, 2016, 2015, and 2014:

Unvested OPP Awards (1)	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2013	315,150	$13.99
Awarded	329,700	14.71
Forfeited	—	—
Outstanding as of December 31, 2014	644,850	$14.36
Awarded	306,600	15.85
Forfeited	(407,150)	14.28
Outstanding as of December 31, 2015	544,300	$15.26
Awarded	321,900	15.10
Forfeited	(107,024)	14.77
Outstanding as of December 31, 2016	759,176	$15.36

(1)	Excludes the 2010 Multi Year Performance Plan that had a four year measurement period.

2010 Multi Year Performance Plan

During the first quarter of 2010, the Company's Compensation Committee approved the general terms of the Tanger Factory Outlet Centers, Inc. 2010 Multi-Year Performance Plan, (the "2010 Multi Year Performance Plan"). Under the 2010 Multi-Year Performance Plan, we granted 392,000 notional units, net of notional units forfeited, to award recipients as a group, which would convert into restricted common shares on a one-for one basis, one-for two basis, or one-for-three basis depending upon the amount by which the Company's common shares appreciated above a minimum level over a four year performance period ending December 31, 2013, not to exceed a total value of approximately $32.2 million. Based on the Company's performance over the four year measurement period, we issued 933,769 restricted common shares in January 2014 which vested on December 31, 2014 contingent on continued employment through the vesting date. The fair value of the awards were calculated using a Monte Carlo simulation pricing model.

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

Options outstanding at December 31, 2016 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$26.06	63,200	$26.06	4.15	63,200	$26.06
32.02	179,000	32.02	7.00	52,400	32.02
	242,200	$30.46	6.26	115,600	$28.76

A summary of option activity under the Plan for the years ended December 31, 2016, 2015, and 2014 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2013	166,300	24.13
Granted	282,500	32.02
Exercised	(47,000)	19.22
Forfeited	(31,300)	31.11
Outstanding as of December 31, 2014	370,500	$30.20	8.12	$2,759
Granted	—	—
Exercised	(28,400)	27.76
Forfeited	(23,700)	$31.58
Outstanding as of December 31, 2015	318,400	$30.32	7.19	$924
Granted	—	—
Exercised	(59,700)	29.31
Forfeited	(16,500)	31.86
Outstanding as of December 31, 2016	242,200	$30.46	6.26	$1,287

Vested and Expected to Vest as of
December 31, 2016	231,064	$30.39	6.22	$1,245

Exercisable as of December 31, 2016	115,600	$28.76	5.44	$811

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $469,000, $200,000 and $724,000, respectively.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2016, 2015 and 2014, we contributed approximately $828,000, $742,000 and $703,000, respectively, to the 401(k) Retirement Savings Plan.

19. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2013	$(4,590)	$2,162	$(2,428)	$(254)	$(39)	$(293)
Other comprehensive income (loss) before reclassifications	(9,523)	(2,874)	(12,397)	(519)	(158)	(677)
Reclassification out of accumulated other comprehensive income into interest expense	—	802	802	—	202	202
Balance December 31, 2014	(14,113)	90	(14,023)	(773)	5	(768)
Other comprehensive income (loss) before reclassifications	(22,017)	(2,279)	(24,296)	(1,183)	(122)	(1,305)
Reclassification out of accumulated other comprehensive income into interest expense	—	1,604	1,604	—	86	86
Balance December 31, 2015	(36,130)	(585)	(36,715)	(1,956)	(31)	(1,987)
Other comprehensive income (loss) before reclassifications	4,043	2,539	6,582	216	135	351
Reclassification out of accumulated other comprehensive income into interest expense	—	1,838	1,838	—	97	97
Balance December 31, 2016	$(32,087)	$3,792	$(28,295)	$(1,740)	$201	$(1,539)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2016.

20. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2013	$(4,844)	$2,123	$(2,721)
Other comprehensive income (loss) before reclassifications	(10,042)	(3,032)	(13,074)
Reclassification out of accumulated other comprehensive income into interest expense	—	1,004	1,004
Balance December 31, 2014	(14,886)	95	(14,791)
Other comprehensive income (loss) before reclassifications	(23,200)	(2,401)	(25,601)
Reclassification out of accumulated other comprehensive income into interest expense	—	1,690	1,690
Balance December 31, 2015	(38,086)	(616)	(38,702)
Other comprehensive income (loss) before reclassifications	4,259	2,674	6,933
Reclassification out of accumulated other comprehensive income into interest expense	—	1,935	1,935
Balance December 31, 2016	$(33,827)	$3,993	$(29,834)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2016.

21.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Advertising and promotion	$29,108	$29,144	$25,431
Common area maintenance	70,616	68,886	65,980
Real estate taxes	28,542	26,168	25,644
Other operating expenses	23,751	22,305	20,367
	$152,017	$146,503	$137,422

22.    Lease Agreements

As of December 31, 2016, we were the lessor to over 2,600 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2017 to 2033. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2016, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2017	$286,805
2018	256,564
2019	222,617
2020	199,932
2021	168,047
Thereafter	480,738
$1,614,703

23.    Commitments and Contingencies

Commitments and Contingencies of Consolidated Properties

Leases and capital expenditure commitments

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2017 to 2101. Annual rental payments for these leases totaled approximately $7.0 million, $6.4 million and $6.0 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead , Foxwoods and Rehoboth Beach.

Minimum lease payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
2017	$6,709
2018	6,334
2019	6,237
2020	6,217
2021	6,258
Thereafter	303,509
Total minimum payment	$335,264

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $111.6 million at December 31, 2016.

Litigation

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

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Commitments and Contingencies of Unconsolidated Properties

Capital expenditure commitments

Contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $10.2 million at December 31, 2016, of which our portion was approximately $5.1 million. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2016 and do not necessary represent the total cost to complete the projects.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2016, the maximum amount of joint venture debt guaranteed by the Company is $28.0 million.

24.    Subsequent Events

In January 2017, the Company's Board of Directors declared a $0.325 cash dividend per common share payable on February 15, 2017 to each shareholder of record on January 31, 2017, and the Trustees of Tanger GP Trust declared a $0.325 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

25.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2016 and 2015 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2016 (1)
	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter
Total revenues	$110,805	$111,333	$119,137	$124,559
Operating income	34,799	38,340	39,875	38,263
Net income	28,617	77,302	72,774	25,636
Income attributable to Tanger Factory Outlet Centers, Inc.	27,150	73,417	69,104	24,073
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	26,856	72,692	68,477	23,793

Basic earnings per common share:
Net income	$0.28	$0.76	$0.72	$0.25

Diluted earnings per common share:
Net income	$0.28	$0.76	$0.72	$0.25

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the first quarter of 2016, net income includes a gain of $4.9 million on the sale of our outlet center in Fort Myers, Florida.

(3)	In the second quarter of 2016, net income includes a gain of $49.3 million on the acquisition of our other venture partners' equity interests in the Westgate joint venture.

(4)
In the third quarter of 2016, net income includes a gain of $46.3 million on the acquisition of our other venture partners' equity interests in the Savannah joint venture and a $1.4 million gain on the sale of an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501.

	Year Ended December 31, 2015 (1)
	First Quarter(2)	Second Quarter	Third Quarter(3)	Fourth Quarter(4)
Total revenues	$105,926	$107,736	$112,906	$112,801
Operating income	32,900	36,894	36,376	38,291
Net income	36,386	25,359	46,460	113,963
Income attributable to Tanger Factory Outlet Centers, Inc.	34,512	24,481	44,075	108,132
Income available to common shareholders of Tanger Factory Outlet Centers, Inc.	34,104	24,173	43,581	106,934

Basic earnings per common share :
Net income	$0.36	$0.26	$0.46	$1.13

Diluted earnings per common share:
Net income	$0.36	$0.26	$0.46	$1.13

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the first quarter of 2015, net income includes a gain of $13.7 million, on the sale of our equity interest in the unconsolidated joint venture that owned the Wisconsin Dells outlet center.

(3)	In the third quarter of 2015, net income includes a gain of $20.2 million on the sale of our Kittery I and II, Tuscola, and West Branch outlet centers.

(4)	In the fourth quarter of 2015, net income includes a gain of $86.5 million on the sale of our Barstow outlet center.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2016 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2016 (1)
Outlet Center Name	Location	Encum-brances (2)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$43,286	$—	$125,988	$—	$4,562	$—	$130,550	$130,550	$24,605	2011 (4)	(3)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	8,586	1,963	18,010	19,973	9,496	1997 (4)	(3)
Branson	Branson, MO	—	4,407	25,040	396	22,145	4,803	47,185	51,988	28,592	1994	(3)
Charleston	Charleston, SC	—	10,353	48,877	—	13,836	10,353	62,713	73,066	26,185	2006	(3)
Commerce	Commerce, GA	—	1,262	14,046	707	34,441	1,969	48,487	50,456	30,109	1995	(3)
Daytona Beach	Daytona Beach, FL	—	9,913	80,547	—	—	9,913	80,547	90,460	741	2016	(3)
Deer Park	Deer Park, NY	—	82,413	173,044	—	8,281	82,413	181,325	263,738	25,010	2013 (4)	(3)
Foley	Foley, AL	—	4,400	82,410	693	42,161	5,093	124,571	129,664	50,272	2003 (4)	(3)
Fort Worth	Fort Worth, TX	—	—	19,756	—	—	—	19,756	19,756	—	2017 (5)	(3)
Foxwoods	Mashantucket, CT	69,902	—	130,562	—	553	—	131,115	131,115	8,999	2015	(3)
Gonzales	Gonzales, LA	—	679	15,895	—	35,055	679	50,950	51,629	29,743	1992	(3)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	—	8,180	75,420	83,600	5,978	2015	(3)
Hershey	Hershey, PA	—	3,673	48,186	—	3,430	3,673	51,616	55,289	10,633	2011(4)	(3)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,351	4,753	33,351	38,104	10,936	2011	(3)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	10,160	5,128	30,828	35,956	14,149	2003 (4)	(3)
Howell	Howell, MI	—	2,250	35,250	—	12,006	2,250	47,256	49,506	21,633	2002 (4)	(3)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	7,668	2,752	118,944	121,696	22,437	2011 (4)	(3)
Lancaster	Lancaster, PA	—	3,691	19,907	—	31,718	3,691	51,625	55,316	25,138	1994 (4)	(3)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	27,881	2,558	39,682	42,240	24,388	1994	(3)
Mebane	Mebane, NC	—	8,821	53,362	—	2,971	8,821	56,333	65,154	20,087	2010	(3)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	6,883	—	87,616	87,616	26,662	2009 (4)	(3)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	36,998	8,781	93,796	102,577	38,241	2003 (4)	(3)
Nags Head	Nags Head, NC	—	1,853	6,679	—	6,150	1,853	12,829	14,682	7,879	1997 (4)	(3)
Ocean City	Ocean City, MD	—	—	16,334	—	8,069	—	24,403	24,403	5,701	2011 (4)	(3)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2016 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2016 (1)
Outlet Center Name	Location	Encum-brances (2)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	26,883	7,243	60,480	67,723	23,481	2003 (4)	(3)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	13,488	5,531	104,776	110,307	44,450	2008	(3)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	45,194	22,475	119,403	141,878	43,356	2003 (4)	(3)
Riverhead	Riverhead, NY	—	—	36,374	6,152	124,490	6,152	160,864	167,016	84,127	1993	(3)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	58,170	4,102	67,610	71,712	39,226	1993	(3)
Savannah	Pooler, GA	—	8,556	167,780	—	1,408	8,556	169,188	177,744	1,892	2016 (4)	(3)
Sevierville	Sevierville, TN	—	—	18,495	—	48,469	—	66,964	66,964	35,187	1997 (4)	(3)
Seymour	Seymour, IN	—	200	—	—	—	200	—	200	—	1994	(3)
Southaven	Southaven, MS	58,957	14,959	62,042	—	5,193	14,959	67,235	82,194	4,527	2015	(3)
Terrell	Terrell, TX	—	523	13,432	—	9,681	523	23,113	23,636	17,654	1994	(3)
Tilton	Tilton, NH	—	1,800	24,838	29	11,249	1,829	36,087	37,916	15,767	2003 (4)	(3)
Westbrook	Westbrook, CT	—	6,264	26,991	4,233	7,419	10,497	34,410	44,907	15,164	2003 (4)	(3)
Westgate	Glendale, AZ	—	19,037	140,337	—	6	19,037	140,343	159,380	2,200	2016 (4)	(3)
Williamsburg	Williamsburg, IA	—	706	6,781	717	17,592	1,423	24,373	25,796	19,938	1991	(3)
		$172,145	$254,704	$1,967,607	$17,449	$726,147	$272,153	$2,693,754	$2,965,907	$814,583

(1)	Aggregate cost for federal income tax purposes is approximately $3.0 billion.

(2)	Including premiums and net of debt discount of and net debt origination costs.

(3)
We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(4)	Represents year acquired.

(5)	Under construction.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2016
(in thousands)

The changes in total real estate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$2,513,217	$2,263,603	$2,249,819
Acquisitions	335,710	—	—
Improvements	163,187	245,391	160,560
Dispositions and reclasses to and from rental property held for sale	(46,207)	4,223	(146,776)
Balance, end of year	$2,965,907	$2,513,217	$2,263,603

The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$748,341	$662,236	$654,631
Depreciation for the period	96,813	85,872	80,057
Dispositions and reclasses to and from rental property held for sale	(30,571)	233	(72,452)
Balance, end of year	$814,583	$748,341	$662,236