Form 10-Q
period 2017-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2017-05-02
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer", “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Tanger Factory Outlet Centers, Inc.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

Tanger Properties Limited Partnership
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Tanger Factory Outlet Centers, Inc.	☐
Tanger Properties Limited Partnership	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes ☐ No ☒
Tanger Properties Limited Partnership	Yes ☐ No ☒

As of April 28, 2017, there were 96,456,117 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,456,117 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important, however, to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2017	December 31, 2016
Assets
Rental property:
Land	$272,153	$272,153
Buildings, improvements and fixtures	2,667,087	2,647,477
Construction in progress	65,461	46,277
	3,004,701	2,965,907
Accumulated depreciation	(839,843)	(814,583)
Total rental property, net	2,164,858	2,151,324
Cash and cash equivalents	7,225	12,222
Investments in unconsolidated joint ventures	127,901	128,104
Deferred lease costs and other intangibles, net	146,965	151,579
Prepaids and other assets	92,821	82,985
Total assets	$2,539,770	$2,526,214
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,806	$1,135,309
Unsecured term loans, net	322,575	322,410
Mortgages payable, net	171,458	172,145
Unsecured lines of credit, net	69,622	58,002
Total debt	1,699,461	1,687,866
Accounts payable and accrued expenses	82,772	78,143
Other liabilities	59,534	54,764
Total liabilities	1,841,767	1,820,773
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 96,456,117 and 96,095,891 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	965	961
Paid in capital	821,509	820,251
Accumulated distributions in excess of net income	(132,571)	(122,701)
Accumulated other comprehensive loss	(26,632)	(28,295)
Equity attributable to Tanger Factory Outlet Centers, Inc.	663,271	670,216
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	34,573	35,066
Noncontrolling interests in other consolidated partnerships	159	159
Total equity	698,003	705,441
Total liabilities and equity	$2,539,770	$2,526,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Base rentals	$80,330	$72,623
Percentage rentals	1,855	2,150
Expense reimbursements	36,598	33,242
Management, leasing and other services	579	1,121
Other income	2,006	1,669
Total revenues	121,368	110,805
Expenses:
Property operating	40,387	37,874
General and administrative	11,412	11,565
Abandoned pre-development costs	627	—
Depreciation and amortization	31,294	26,567
Total expenses	83,720	76,006
Operating income	37,648	34,799
Other income (expense):
Interest expense	(16,487)	(14,884)
Gain on sale of assets	—	4,887
Other non-operating income (expense)	35	316
Income before equity in earnings of unconsolidated joint ventures	21,196	25,118
Equity in earnings of unconsolidated joint ventures	2,318	3,499
Net income	23,514	28,617
Noncontrolling interests in Operating Partnership	(1,178)	(1,444)
Noncontrolling interests in other consolidated partnerships	—	(23)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,336	$27,150

Basic earnings per common share:
Net income	$0.23	$0.28
Diluted earnings per common share:
Net income	$0.23	$0.28

Dividends declared per common share	$0.325	$0.285
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
Net income	$23,514	$28,617
Other comprehensive income:
Foreign currency translation adjustments	1,010	8,654
Change in fair value of cash flow hedges	722	(1,386)
Other comprehensive income	1,732	7,268
Comprehensive income	25,246	35,885
Comprehensive income attributable to noncontrolling interests	(1,247)	(1,834)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$23,999	$34,051
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	27,150	—	27,150	1,444	23	28,617
Other comprehensive income	—	—	—	6,901	6,901	367	—	7,268
Compensation under Incentive Award Plan	—	4,230	—	—	4,230	—	—	4,230
Issuance of 4,500 common shares upon exercise of options	—	123	—	—	123	—	—	123
Issuance of 277,524 restricted common share awards	3	(3)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 60,382 common shares for employee income taxes	(1)	(1,920)	—	—	(1,921)	—	—	(1,921)
Adjustment for noncontrolling interests in Operating Partnership	—	(31)	—	—	(31)	31	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	1	—	—	1	—	(1)	—
Common dividends ($.285 per share)	—	—	(27,318)	—	(27,318)	—	—	(27,318)
Distributions to noncontrolling interests	—	—	—	—	—	(1,440)	(19)	(1,459)
Balance, March 31, 2016	$961	$808,779	$(195,654)	$(29,814)	$584,272	$30,711	$589	$615,572

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	22,336	—	22,336	1,178	—	23,514
Other comprehensive income	—	—	—	1,663	1,663	69	—	1,732
Compensation under Incentive Award Plan	—	3,537	—	—	3,537	—	—	3,537
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 428,312 restricted common share awards	4	(4)	—	—	—	—	—	—
Withholding of 69,886 common shares for employee income taxes	—	(2,435)	—	—	(2,435)	—	—	(2,435)
Adjustment for noncontrolling interests in Operating Partnership	—	106	—	—	106	(106)	—	—
Common dividends ($.325 per share)	—	—	(32,206)	—	(32,206)	—	—	(32,206)
Distributions to noncontrolling interests	—	—	—	—	—	(1,634)	—	(1,634)
Balance, March 31, 2017	$965	$821,509	$(132,571)	$(26,632)	$663,271	$34,573	$159	$698,003

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$23,514	$28,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,294	26,567
Amortization of deferred financing costs	878	744
Gain on sale of assets and interests in unconsolidated entities	—	(4,887)
Equity in earnings of unconsolidated joint ventures	(2,318)	(3,499)
Share-based compensation expense	3,292	4,001
Amortization of debt (premiums) and discounts, net	125	959
Amortization (accretion) of market rent rate adjustments, net	722	664
Straight-line rent adjustments	(1,705)	(1,607)
Distributions of cumulative earnings from unconsolidated joint ventures	2,473	2,709
Changes in other assets and liabilities:
Other assets	(909)	732
Accounts payable and accrued expenses	(761)	(969)
Net cash provided by operating activities	56,605	54,031
INVESTING ACTIVITIES
Additions to rental property	(35,527)	(34,896)
Additions to investments in unconsolidated joint ventures	(1,371)	(12,161)
Net proceeds on sale of assets	—	25,785
Change in restricted cash	—	121,306
Additions to non-real estate assets	(6,949)	(2,144)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,313	4,394
Additions to deferred lease costs	(1,430)	(1,520)
Other investing activities	2,833	72
Net cash provided by (used in) investing activities	(39,131)	100,836
FINANCING ACTIVITIES
Cash dividends paid	(32,206)	(47,447)
Distributions to noncontrolling interests in Operating Partnership	(1,634)	(2,501)
Proceeds from revolving credit facility	128,855	320,450
Repayments of revolving credit facility	(117,500)	(247,050)
Proceeds from notes, mortgages and loans	—	6,892
Repayments of notes, mortgages and loans	(736)	(158,196)
Repayment of deferred financing obligation	—	(28,388)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,435)	(1,921)
Distributions to noncontrolling interests in other consolidated partnerships	—	(19)
Additions to deferred financing costs	(50)	(82)
Proceeds from exercise of options	54	123
Other financing activities	3,179	—
Net cash used in financing activities	(22,473)	(158,139)
Effect of foreign currency rate changes on cash and cash equivalents	2	591
Net decrease in cash and cash equivalents	(4,997)	(2,681)
Cash and cash equivalents, beginning of period	12,222	21,558
Cash and cash equivalents, end of period	$7,225	$18,877
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2017	December 31, 2016
Assets
Rental property:
Land	$272,153	$272,153
Buildings, improvements and fixtures	2,667,087	2,647,477
Construction in progress	65,461	46,277
	3,004,701	2,965,907
Accumulated depreciation	(839,843)	(814,583)
Total rental property, net	2,164,858	2,151,324
Cash and cash equivalents	7,160	12,199
Investments in unconsolidated joint ventures	127,901	128,104
Deferred lease costs and other intangibles, net	146,965	151,579
Prepaids and other assets	92,277	82,481
Total assets	$2,539,161	$2,525,687
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,806	$1,135,309
Unsecured term loans, net	322,575	322,410
Mortgages payable, net	171,458	172,145
Unsecured lines of credit, net	69,622	58,002
Total debt	1,699,461	1,687,866
Accounts payable and accrued expenses	82,163	77,616
Other liabilities	59,534	54,764
Total liabilities	1,841,158	1,820,246
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at March 31, 2017 and December 31, 2016	6,393	6,485
Limited partners, 5,027,781 and 5,027,781 Class A common units, and 95,456,117 and 95,095,891 Class B common units outstanding at March 31, 2017 and December 31, 2016, respectively	719,553	728,631
Accumulated other comprehensive loss	(28,102)	(29,834)
Total partners' equity	697,844	705,282
Noncontrolling interests in consolidated partnerships	159	159
Total equity	698,003	705,441
Total liabilities and equity	$2,539,161	$2,525,687
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Base rentals	$80,330	$72,623
Percentage rentals	1,855	2,150
Expense reimbursements	36,598	33,242
Management, leasing and other services	579	1,121
Other income	2,006	1,669
Total revenues	121,368	110,805
Expenses:
Property operating	40,387	37,874
General and administrative	11,412	11,565
Abandoned pre-development costs	627	—
Depreciation and amortization	31,294	26,567
Total expenses	83,720	76,006
Operating income	37,648	34,799
Other income (expense):
Interest expense	(16,487)	(14,884)
Gain on sale of assets	—	4,887
Other non-operating income (expense)	35	316
Income before equity in earnings of unconsolidated joint ventures	21,196	25,118
Equity in earnings of unconsolidated joint ventures	2,318	3,499
Net income	23,514	28,617
Noncontrolling interests in consolidated partnerships	—	(23)
Net income available to partners	23,514	28,594
Net income available to limited partners	23,281	28,311
Net income available to general partner	$233	$283

Basic earnings per common unit:
Net income	$0.23	$0.28
Diluted earnings per common unit:
Net income	$0.23	$0.28

Distribution declared per common unit	$0.325	$0.285
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
Net income	$23,514	$28,617
Other comprehensive income:
Foreign currency translation adjustments	1,010	8,654
Changes in fair value of cash flow hedges	722	(1,386)
Other comprehensive income	1,732	7,268
Comprehensive income	25,246	35,885
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	(23)
Comprehensive income attributable to the Operating Partnership	$25,246	$35,862
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	283	28,311	—	28,594	23	28,617
Other comprehensive income	—	—	7,268	7,268	—	7,268
Compensation under Incentive Award Plan	—	4,230	—	4,230	—	4,230
Issuance of 4,500 common units upon exercise of options	—	123	—	123	—	123
Grant of 277,524 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 60,382 common units for employee income taxes	—	(1,921)	—	(1,921)	—	(1,921)
Adjustments for noncontrolling interests in consolidated partnerships	—	1	—	1	(1)	—
Common distributions ($.285 per common unit)	(285)	(28,473)	—	(28,758)	—	(28,758)
Distributions to noncontrolling interests	—	—	—	—	(19)	(19)
Balance, March 31, 2016	$5,724	$640,693	$(31,434)	$614,983	$589	$615,572

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	233	23,281	—	23,514	—	23,514
Other comprehensive income	—	—	1,732	1,732	—	1,732
Compensation under Incentive Award Plan	—	3,537	—	3,537	—	3,537
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 428,312 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 69,886 common units for employee income taxes	—	(2,435)	—	(2,435)	—	(2,435)
Common distributions ($.325 per common unit)	(325)	(33,515)	—	(33,840)	—	(33,840)
Balance, March 31, 2017	$6,393	$719,553	$(28,102)	$697,844	$159	$698,003

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$23,514	$28,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,294	26,567
Amortization of deferred financing costs	878	744
Gain on sale of assets and interests in unconsolidated entities	—	(4,887)
Equity in earnings of unconsolidated joint ventures	(2,318)	(3,499)
Equity-based compensation expense	3,292	4,001
Amortization of debt (premiums) and discounts, net	125	959
Amortization (accretion) of market rent rate adjustments, net	722	664
Straight-line rent adjustments	(1,705)	(1,607)
Distributions of cumulative earnings from unconsolidated joint ventures	2,473	2,709
Changes in other assets and liabilities:
Other assets	(869)	301
Accounts payable and accrued expenses	(843)	(579)
Net cash provided by operating activities	56,563	53,990
INVESTING ACTIVITIES
Additions to rental property	(35,527)	(34,896)
Additions to investments in unconsolidated joint ventures	(1,371)	(12,161)
Net proceeds on sale of assets	—	25,785
Change in restricted cash	—	121,306
Additions to non-real estate assets	(6,949)	(2,144)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,313	4,394
Additions to deferred lease costs	(1,430)	(1,520)
Other investing activities	2,833	72
Net cash provided by (used in) investing activities	(39,131)	100,836
FINANCING ACTIVITIES
Cash distributions paid	(33,840)	(49,948)
Proceeds from revolving credit facility	128,855	320,450
Repayments of revolving credit facility	(117,500)	(247,050)
Proceeds from notes, mortgages and loans	—	6,892
Repayments of notes, mortgages and loans	(736)	(158,196)
Repayment of deferred financing obligation	—	(28,388)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,435)	(1,921)
Distributions to noncontrolling interests in consolidated partnerships	—	(19)
Additions to deferred financing costs	(50)	(82)
Proceeds from exercise of options	54	123
Other financing activities	3,179	—
Net cash used in financing activities	(22,473)	(158,139)
Effect of foreign currency on cash and cash equivalents	2	591
Net decrease in cash and cash equivalents	(5,039)	(2,722)
Cash and cash equivalents, beginning of period	12,199	21,552
Cash and cash equivalents, end of period	$7,160	$18,830
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2017, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.7 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 96,456,117 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte and Galveston/Houston joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

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

3. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of March 31, 2017:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$35.9	October 2017

Expansion:
Lancaster	123	23.6	September 2017

Total	475	$59.5

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

Interest Costs Capitalized

Interest costs capitalized for development activities, including development in our unconsolidated joint ventures, was $492,000 and $482,000 for the three months ended March 31, 2017 and 2016, respectively.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.6	$84.2
National Harbor	National Harbor, MD	50.0%	341	3.2	86.2
RioCan Canada	Various	50.0%	926	118.1	11.0
				$127.9	$181.4

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.6)	$89.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(4.5)	64.9
				$(7.1)	$154.7

As of December 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.7	$84.2
National Harbor	National Harbor, MD	50.0%	341	4.1	86.1
RioCan Canada	Various	50.0%	901	117.3	11.1
				$128.1	$181.4

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.5)	$89.7
Galveston/Houston(2)	Texas City, TX	50.0%	353	(3.8)	64.9
				$(6.3)	$154.6

(1)	Net of debt origination costs and including premiums of $1.5 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Fee:
Management and marketing	$542	$747
Development and leasing	32	192
Loan guarantee	5	182
Total Fees	$579	$1,121

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.6 million and $3.7 million as of March 31, 2017 and December 31, 2016, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2017	December 31, 2016
Assets
Land	$89,517	$88,015
Buildings, improvements and fixtures	512,294	503,548
Construction in progress, including land under development	7,218	13,037
	609,029	604,600
Accumulated depreciation	(73,431)	(67,431)
Total rental property, net	535,598	537,169
Cash and cash equivalents	20,609	27,271
Deferred lease costs, net	12,612	13,612
Prepaids and other assets	13,832	12,567
Total assets	$582,651	$590,619
Liabilities and Owners' Equity
Mortgages payable, net	$336,066	$335,971
Accounts payable and other liabilities	14,113	20,011
Total liabilities	350,179	355,982
Owners' equity	232,472	234,637
Total liabilities and owners' equity	$582,651	$590,619

	Three months ended
Condensed Combined Statements of Operations (1)	March 31,
- Unconsolidated Joint Ventures	2017	2016
Revenues	$24,062	$27,698
Expenses:
Property operating	9,378	10,318
General and administrative	120	117
Depreciation and amortization	7,513	8,799
Total expenses	17,011	19,234
Operating income	7,051	8,464
Interest expense	(2,260)	(2,554)
Other non-operating income	2	1
Net income	$4,793	$5,911

The Company and Operating Partnership's share of:
Net income	$2,318	$3,499
Depreciation and amortization expense (real estate related)	$3,838	$5,339

(1)
The three months ended March 31, 2017 includes results from the Columbus outlet center, which opened in June 2016. The three months ended March 31, 2016 includes results from our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively.

5. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	March 31, 2017	December 31, 2016
Unsecured lines of credit	$72,350	$61,000
Unsecured term loan	$325,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2017		December 31, 2016
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	6.125%	June 2020	$300,000	$298,351	$300,000	$298,226
Senior notes	3.875%	December 2023	250,000	245,577	250,000	245,425
Senior notes	3.750%	December 2024	250,000	247,145	250,000	247,058
Senior notes	3.125%	September 2026	350,000	344,733	350,000	344,600

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	39,733	42,449	40,471	43,286
Foxwoods	LIBOR + 1.55%	December 2017	70,250	69,993	70,250	69,902
Southaven	LIBOR + 1.75%	April 2018	59,277	59,016	59,277	58,957
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	322,575	325,000	322,410
Unsecured lines of credit	LIBOR + 0.90%	October 2019	72,350	69,622	61,000	58,002
			$1,716,610	$1,699,461	$1,705,998	$1,687,866

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

Certain of our properties, which had a net book value of approximately $323.1 million at March 31, 2017, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. As of March 31, 2017, letters of credit totaling approximately $6.3 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2017, the maximum amount of joint venture debt guaranteed by the Company was $28.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2017, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2017 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2017	$72,520
2018	62,460
2019	75,719
2020	303,566
2021	330,793
Thereafter	871,552
Subtotal	1,716,610
Net discount and debt origination costs	(17,149)
Total	$1,699,461

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2017	December 31, 2016
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$5	$(119)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	12	(110)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	9	(115)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	1,328	1,227
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	1,327	1,226
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	1,327	1,222
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	708	662
Total		$325,000			$4,716	$3,993

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three months ended March 31, 2017 and 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2017	2016
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$722	$(1,386)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$4,716	$—	$4,716	$—
Total assets	$4,716	$—	$4,716	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2016:
Asset:
Interest rate swaps (prepaids and other assets)	$3,993	$—	$3,993	$—
Total assets	$3,993	$—	$3,993	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2017	December 31, 2016
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,134,037	1,137,976
Level 3 Significant Unobservable Inputs	574,717	566,668
Total fair value of debt	$1,708,754	$1,704,644

Recorded value of debt	$1,699,461	$1,687,866

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

9. Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2017 and March 31, 2016:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Grant of restricted common share awards by the Company	—	—	277,524	277,524
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	4,500	4,500
Units withheld for employee income taxes	—	—	(60,382)	(60,382)
Balance March 31, 2016	1,000,000	5,052,743	95,126,507	100,179,250

Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company	—	—	428,312	428,312
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance March 31, 2017	1,000,000	5,027,781	95,456,117	100,483,898

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,336	$27,150
Less allocation of earnings to participating securities	(295)	(294)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,041	$26,856
Denominator:
Basic weighted average common shares	95,245	94,944
Effect of outstanding options and certain restricted common shares	66	59
Diluted weighted average common shares	95,311	95,003
Basic earnings per common share:
Net income	$0.23	$0.28
Diluted earnings per common share:
Net income	$0.23	$0.28

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2017 and 2016, 871,116 and 866,200 units were excluded from the computation, respectively, because these units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2017 and 2016, there were 177,700 and 218,200 options excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2017	2016
Numerator:
Net income attributable to partners of the Operating Partnership	$23,514	$28,594
Less allocation of earnings to participating securities	(295)	(294)
Net income available to common unitholders of the Operating Partnership	$23,219	$28,300
Denominator:
Basic weighted average common units	100,273	99,997
Effect of outstanding options and certain restricted common units	66	59
Diluted weighted average common units	100,339	100,056
Basic earnings per common unit:
Net income	$0.23	$0.28
Diluted earnings per common unit:
Net income	$0.23	$0.28

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2017 and 2016, 871,116 and 866,200 units were excluded from the computation, respectively, because these units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2017 and 2016, there were 177,700 and 218,200 options excluded from the computation, respectively, as they were anti-dilutive.

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

12. Equity Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Restricted common shares	$2,349	$2,939
Notional unit performance awards	882	885
Options	61	177
Total equity-based compensation	$3,292	$4,001

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Equity-based compensation expense capitalized	$246	$230

Restricted Common Share Awards

During February 2017, the Company granted 253,431 restricted common shares to the Company's independent directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $30.16 to $34.47 per share. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares vest ratably over a three or five year period. For the restricted shares issued to our chief executive officer, the restricted share agreement requires him to hold the shares for a minimum of three years following each vesting date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 69,886 and 60,382 for the three months ended March 31, 2017 and 2016, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2017 Outperformance Plan

In February 2017, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approved the terms of the Tanger Factory Outlet Centers, Inc. 2017 Outperformance Plan (the “2017 OPP"), a long-term incentive compensation plan. Recipients receive notional units which may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or total shareholder return) and its share price appreciation relative to its peer group over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following issuance, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The following table sets forth 2017 OPP performance targets and other relevant information about the 2017 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	50%
Absolute share price appreciation range	18% - 35%
Percentage of units to be earned	20%-100%

Relative portion of award:
Percent of total award	50%
Percentile rank of peer group range(2)	40th - 70th
Percentage of units to be earned	20%-100%

Maximum number of restricted common shares that may be earned	296,400
Grant date fair value per share	$16.60

(1)
The number of restricted common shares received under the 2017 OPP will be determined on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute share price appreciation and for relative share price appreciation amongst the Company's peer group. The share price for the purposes of calculation of share price appreciation will be adjusted on a penny-for-penny basis with respect to any dividend payments made during the measurement period.

(2)	The peer group is based on companies included in the SNL Equity REIT index.

The fair values of the 2017 OPP awards granted during the three months ended March 31, 2017 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	1.52%
Expected dividend yield (2)	3.4%
Expected volatility (3)	19%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

2014 Outperformance Plan

On December 31, 2016, the measurement period for the 2014 Outperformance Plan ('the 2014 OPP") expired. Based on the Company’s absolute share price appreciation (or total shareholder return) over the three year measurement period, we issued 184,455 restricted common shares in January 2017, with 94,663 vesting immediately and the remaining 89,792 vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting date. Our relative total shareholder return for the 2014 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2014 OPP.

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2017 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2016	$(32,087)	$3,792	$(28,295)	$(1,740)	$201	$(1,539)
Other comprehensive income before reclassifications	959	411	1,370	51	3	54
Reclassification out of accumulated other comprehensive income into interest expense	—	293	293	—	15	15
Balance March 31, 2017	$(31,128)	$4,496	$(26,632)	$(1,689)	$219	$(1,470)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Other comprehensive income (loss) before reclassifications	8,217	(1,636)	6,581	437	(87)	350
Reclassification out of accumulated other comprehensive income into interest expense	—	320	320	—	17	17
Balance March 31, 2016	$(27,913)	$(1,901)	$(29,814)	$(1,519)	$(101)	$(1,620)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $239,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of March 31, 2017.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2017 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2016	$(33,827)	$3,993	$(29,834)
Other comprehensive income before reclassifications	1,010	414	1,424
Reclassification out of accumulated other comprehensive income into interest expense	—	308	308
Balance March 31, 2017	$(32,817)	$4,715	$(28,102)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Other comprehensive income (loss) before reclassifications	8,654	(1,723)	6,931
Reclassification out of accumulated other comprehensive income into interest expense	—	337	337
Balance March 31, 2016	$(29,432)	$(2,002)	$(31,434)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $239,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of March 31, 2017.

15. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	March 31, 2017	March 31, 2016
Costs relating to construction included in accounts payable and accrued expenses	$26,923	$19,620

16. New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We early adopted this standard on January 1, 2017. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and certain transaction costs associated with these acquisitions will be capitalized.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March 2016, April 2016, May 2016 and February 2017, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients and ASU No. 2017-05, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets. We will adopt ASU 2014-09 effective January 1, 2018. We have identified our revenue streams and are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes; however, as the majority of our revenue is derived from real estate lease contracts we do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB will have a material impact on the amount of revenue we recognize in our consolidated financial statements.

17. Subsequent Events

In April 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on May 15, 2017 to each shareholder of record on April 28, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2017 with the three months ended March 31, 2016. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; new outlet center developments, market and industry trends and consumer behavior; renewal and re-lease of leased space; expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

General Overview

As of March 31, 2017, we had 36 consolidated outlet centers in 22 states totaling 12.7 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2016 to March 31, 2017 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Opened/Disposed	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2016		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Daytona Beach	Fourth Quarter	349	1	—	—
Acquisitions:
Westgate	Second Quarter	408	1	(408)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansions:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Other		(13)	—	(1)	—
As of December 31, 2016		12,710	36	2,348	8
Expansion:
Ottawa	First Quarter	—	—	25	—
As of March 31, 2017		12,710	36	2,373	8

Our Westgate and Savannah outlet centers were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2017. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	96
Riverhead, New York (1)	100	729,706	98
Rehoboth Beach, Delaware (1)	100	557,404	98
Foley, Alabama	100	556,677	99
Atlantic City, New Jersey (1) (4)	99	489,706	89
San Marcos, Texas	100	471,816	96
Sevierville, Tennessee (1)	100	448,335	100
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	425,247	95
Jeffersonville, Ohio	100	411,845	89
Glendale, Arizona (Westgate)	100	407,673	96
Myrtle Beach Hwy 17, South Carolina (1)	100	403,192	97
Charleston, South Carolina	100	382,117	97
Pittsburgh, Pennsylvania	100	372,958	99
Commerce, Georgia	100	371,408	97
Grand Rapids, Michigan	100	357,080	95
Daytona Beach, Florida	100	349,402	96
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,070	98
Gonzales, Louisiana	100	321,066	100
Southaven, Mississippi (2) (4)	50	320,337	96
Park City, Utah	100	319,661	97
Mebane, North Carolina	100	318,910	98
Howell, Michigan	100	314,459	90
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	94
Westbrook, Connecticut	100	289,898	90
Williamsburg, Iowa	100	276,331	98
Hershey, Pennsylvania	100	247,500	99
Tilton, New Hampshire	100	245,698	96
Lancaster, Pennsylvania	100	229,415	95
Hilton Head II, South Carolina	100	206,564	100
Ocean City, Maryland (1)	100	198,800	82
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,052	98
Nags Head, North Carolina	100	82,161	96
Totals		12,709,596	96 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Daytona Beach outlet center which opened during the fourth quarter of 2016 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,844	97
Columbus, Ohio (1)	50	355,220	95
Texas City, Texas (Galveston/Houston) (1)	50	352,705	97
Ottawa, Ontario	50	341,211	96
National Harbor, Maryland (1)	50	341,156	96
Cookstown, Ontario	50	307,779	97
Bromont, Quebec	50	161,307	69
Saint-Sauveur, Quebec (1)	50	115,771	93
Total		2,372,993	94	(2)

(1)	Property encumbered by mortgage. See notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

(2)	Excludes the occupancy rate at our Columbus center which opened during the second quarter of 2016 and has not yet stabilized.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Three months ended March 31, 2017
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	46	284	$23.51	$72.36	9.21	$15.65
Renewal	160	730	$26.70	$0.42	4.66	$26.61

	Three months ended March 31, 2016 (2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (1)
Re-tenant	63	188	$32.84	$27.99	9.12	$29.77
Renewal	166	762	$25.91	$0.72	4.81	$25.76

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

(2)	Excludes Fort Myers outlet center, which was sold in January 2016.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

NET INCOME
Net income decreased $5.1 million in the 2017 period to $23.5 million as compared to $28.6 million for the 2016 period. The majority of this decrease was due to the $4.9 million gain on the sale of our outlet center in Fort Myers, Florida in the 2016 period.

In the tables below, information set forth for new development includes our Daytona Beach outlet center, which opened in November 2016. Acquisitions include our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively. Property disposed includes our Fort Myers outlet center sold in January 2016.

BASE RENTALS
Base rentals increased $7.7 million, or 11%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Increase/(Decrease)
Base rentals from existing properties	$72,529	$72,551	$(22)
Base rentals from new development	1,891		1,891
Base rentals from acquisitions	5,334	—	5,334
Base rentals from property disposed	—	67	(67)
Termination fees	1,184	555	629
Amortization of above and below market rent adjustments, net	(608)	(550)	(58)
	$80,330	$72,623	$7,707

PERCENTAGE RENTALS
Percentage rentals decreased $295,000, or 14%, in the 2017 period compared to the 2016 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints") (in thousands):

	2017	2016	Increase/(Decrease)
Percentage rentals from existing properties	$1,658	$2,150	$(492)
Percentage rentals from acquisitions	197	—	197
	$1,855	$2,150	$(295)

Decrease in percentage rentals is primarily due to a decrease in average sales per square foot for certain tenants for the rolling twelve months ended March 31, 2017, compared to the rolling twelve months ended March 31, 2016. A portion of the decrease is attributable to the shift in the Easter holiday to April in 2017 from March in 2016.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.4 million, or 10%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Increase/(Decrease)
Expense reimbursements from existing properties	$32,964	$33,205	$(241)
Expense reimbursements from new development	1,123	—	1,123
Expense reimbursements from acquisitions	2,511	—	2,511
Expense reimbursements from property disposed	—	37	(37)
	$36,598	$33,242	$3,356

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $542,000, or 48%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Increase/(Decrease)
Management and marketing	$542	$747	$(205)
Development and leasing	32	192	(160)
Loan guarantee	5	182	(177)
	$579	$1,121	$(542)

The decrease in management, leasing and other services is primarily due to the 2016 consolidation of our Westgate and Savannah outlet centers due to the acquisitions of our venture partners' equity interests. The decrease in management and marketing fees was partially offset by incremental fees from our Columbus outlet center which opened in June 2016.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.5 million, or 7% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Increase/(Decrease)
Property operating expenses from existing properties	$37,050	$37,817	$(767)
Property operating expenses from new development	1,154	—	1,154
Property operating expenses from acquisitions	2,183	—	2,183
Property operating expenses from property disposed	—	57	(57)
	$40,387	$37,874	$2,513

ABANDONED PRE-DEVELOPMENT COSTS
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $627,000 charge, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $4.7 million, or 18%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2016 period (in thousands):

	2017	2016	Increase/(Decrease)
Depreciation and amortization from existing properties	$26,388	$26,567	$(179)
Depreciation and amortization from new development	1,052	—	1,052
Depreciation and amortization from acquisitions	3,854	—	3,854
	$31,294	$26,567	$4,727

INTEREST EXPENSE
Interest expense increased $1.6 million, or 11%, in the 2017 period compared to the 2016 period, due to (1) the full quarter impact from converting throughout 2016 the floating interest rates on $525.0 million of debt to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate we pay on our floating rate debt, increasing relative to its level in the 2016 period, and (3) the additional debt incurred related to the 2016 acquisitions of Westgate and Savannah.

GAIN ON SALE OF ASSETS
In the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $1.2 million or 34% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2017	2016	Increase/(Decrease)
Equity in earnings from existing properties	$1,937	$2,042	$(105)
Equity in earnings from new development	381	—	381
Equity in earnings from properties previously held in unconsolidated joint ventures	—	1,457	(1,457)
	$2,318	$3,499	$(1,181)

The increase in equity in earnings of unconsolidated joint ventures from new development is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The equity in earnings from properties previously held in unconsolidated joint ventures in 2016 is related to the Westgate and Savannah joint ventures. We acquired our venture partners' interest in each of these joint ventures in June 2016 and August 2016, respectively, and have consolidated the results of operations of these centers since the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

In this "Liquidity and Capital Resources of the Company" section, the term "the Company" refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

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

In April 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on May 15, 2017 to each shareholder of record on April 28, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$56,563	$53,990	$2,573
Net cash provided by (used in) investing activities	(39,131)	100,836	(139,967)
Net cash used in financing activities	(22,473)	(158,139)	135,666
Effect of foreign currency rate changes on cash and equivalents	2	591	(589)
Net decrease in cash and cash equivalents	$(5,039)	$(2,722)	$(2,317)

Operating Activities

The increase in net cash provided by operating activities the 2017, period compared to the 2016 period was primarily the result of the acquisition of our venture partners' interest in our Westgate and Savannah outlet centers, previously held in unconsolidated joint ventures, as a result of the acquisition of our venture partners' interest in June 2016 and August 2016, respectively, and cash received from our newest wholly owned outlet center in Daytona Beach, FL, which opened in November 2016.

Investing Activities

The decrease in net cash used in investing activities is primarily associated with the following:

•
In the 2016 period, we used restricted cash of $121.3 million to repay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to the Deer Park outlet center. We had no restricted cash activity in the 2017 period.

•
Cash provided from asset sales decreased in the 2017 period compared to the 2016 period, due to the $25.8 million proceeds from the sale of our Fort Myers outlet center in the 2016 period. We had no asset sales in the 2017 period.

•	Partially offsetting the above items were lower additions to investments in unconsolidated joint ventures, as we had no new center development activity in a joint venture in the 2017 period.

Financing Activities

The decrease in net cash used in financing activities is primarily associated with the following:

•	Decrease in cash distributions paid was due to a special dividend of $21.2 million that was paid in January 2016.

•	Decrease in cash used for debt repayments was due to the 2016 period including the repayment of the Deer Park $150.0 million floating rate mortgage loan and the $7.5 million unsecured term note.

•	Decrease in cash used for the payment of a $28.4 million deferred financing obligation was due to the 2016 payment to a former partner at Deer Park, which increased our legal ownership to 100%.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2017	2016	Change
Capital expenditures analysis:
New center developments	$27,329	$21,196	$6,133
Major center renovations	2,455	854	1,601
Second generation tenant allowances	4,089	1,672	2,417
Other capital expenditures	5,669	2,129	3,540
	39,542	25,851	13,691
Conversion from accrual to cash basis	(4,015)	9,045	(13,060)
Additions to rental property-cash basis	$35,527	$34,896	$631

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Fort Worth, Daytona Beach, Lancaster, Savannah and Tilton outlet centers in the 2017 period. The 2016 period included new center development expenditures for our Daytona Beach, Southaven, and San Marcos outlet centers.

•
Major center renovations in both the 2017 and 2016 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also included renovations at our Howell outlet center while the 2017 period also included renovations at our Myrtle Beach 17 outlet center. We expect to spend approximately $17.2 million for the remainder of 2017 on the renovation of these three outlet centers.

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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of March 31, 2017:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$256	$90.2	$35.9	October 2017

Expansion:
Lancaster	123	388	47.7	23.6	September 2017

Total	475	$290	$137.9	$59.5

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

Financing Arrangements

As of March 31, 2017, unsecured borrowings represented 90% of our outstanding debt and 88% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2019 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines. As of March 31, 2017, we had $441.4 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $6.3 million.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which are our unsecured line of credit facilities, occurs in 2020.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	50%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>150%	191%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of March 31, 2017 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$6.6
National Harbor	National Harbor, MD	50.0%	341	3.2
RioCan Canada	Various	50.0%	926	118.1
				$127.9

Charlotte(1)	Charlotte, NC	50.0%	398	$(2.6)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(4.5)
				$(7.1)

(1)	The negative carrying value is due to the distributions of proceeds from mortgage loans, and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of March 31, 2017 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	10.0%	8.5
Galveston/Houston	65.0	July 2017	LIBOR + 1.50%	5.0%	3.3
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada(2)	11.0	May 2020	5.75%	27.3%	3.0
Debt origination costs	(1.9)
	$336.1				$28.0

(1)	100% completion guaranty; 10% principal guaranty.

(2)	The joint venture debt amount includes premium of approximately $450,000.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Fee:
Management and marketing	$542	$747
Development and leasing	32	192
Loan Guarantee	5	182
Total Fees	$579	$1,121

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2017.

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

Adjusted Funds From Operations

We present AFFO as a supplemental measure of our performance. We define AFFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating AFFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of AFFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Net income	$23,514	$28,617
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	30,855	26,205
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,838	5,339
Gain on sale of assets and interests in unconsolidated entities	—	(4,887)
FFO	58,207	55,274
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(47)
Allocation of earnings to participating securities	(512)	(569)
FFO available to common shareholders (1)	$57,695	$54,658
As further adjusted for:
Director compensation upon termination of service (2)	—	293
Abandoned pre-development costs	627	—
Write-off of debt discount due to repayment of debt prior to maturity (3)	—	882
Impact of above adjustments to the allocation of earnings to participating securities	(5)	(12)
AFFO available to common shareholders (1)	$58,317	$55,821
FFO available to common shareholders per share - diluted (1)	$0.58	$0.55
AFFO available to common shareholders per share - diluted (1)	$0.58	$0.56

Weighted Average Shares:
Basic weighted average common shares	95,245	94,944
Effect of outstanding options and restricted common shares	66	59
Diluted weighted average common shares (for earnings per share computations)	95,311	95,003
Exchangeable operating partnership units	5,028	5,053
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	100,339	100,056

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)	For the three months ended March 31, 2016, represents the accelerated vesting of restricted shares due to the death of a director in February 2016.

(3)	Due to the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income ("Portfolio NOI") and same center net operating income ("Same Center NOI") as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2017	2016
Net income	$23,514	$28,617
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,318)	(3,499)
Interest expense	16,487	14,884
Gain on sale of assets and interests in unconsolidated entities	—	(4,887)
Other non-operating (income) expense	(35)	(316)
Depreciation and amortization	31,294	26,567
Other non-property (income) expenses	311	(97)
Abandoned pre-development costs	627	—
Corporate general and administrative expenses	11,277	11,465
Non-cash adjustments(1)	(963)	(924)
Termination rents	(1,184)	(555)
Portfolio NOI	79,010	71,255
Non-same center NOI(2)	(9,195)	(2,140)
Same Center NOI	$69,815	$69,115

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet centers acquired:		Expansions:
Daytona Beach	November 2016	Fort Myers	January 2016	Glendale (Westgate)	June 2016	Lancaster (under construction)
				Savannah	August 2016

ECONOMIC CONDITIONS AND OUTLOOK

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels) which generally increase as prices rise. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants maybe unable to pay their existing rents as such rents would represent a higher percentage of their sales. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2017, we had approximately 1.6 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2017. During the first three months of 2017, we renewed approximately 730,000 square feet of this space at a 12% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 284,000 square feet at a 1% decrease in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 96% and 97% as of March 31, 2017 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. To mitigate some of the risk related to changes in foreign currency, cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activities, if applicable, or converted to US dollars and utilized to repay amounts outstanding under our unsecured lines of credit. We generally do not hedge currency translation exposures.

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. In addition, in October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of March 31, 2017, the fair value of these contracts is an asset of $4.7 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of March 31, 2017, 12% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.0 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2017	December 31, 2016
Fair value of debt	$1,708,754	$1,704,644
Recorded value of debt	$1,699,461	$1,687,866

A 100 basis point increase from prevailing interest rates at March 31, 2017 and December 31, 2016 would result in a decrease in fair value of total debt of approximately $67.6 million and $69.1 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of March 31, 2017. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2017. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

For certain restricted common shares that vested during the three months ended March 31, 2017, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 69,886 for the three months ended March 31, 2017. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 2, 2017

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.