Form 10-Q
period 2017-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2017-08-02
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, there were 94,958,136 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,958,136 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2017	December 31, 2016
Assets
Rental property:
Land	$262,166	$272,153
Buildings, improvements and fixtures	2,651,419	2,647,477
Construction in progress	94,490	46,277
	3,008,075	2,965,907
Accumulated depreciation	(849,652)	(814,583)
Total rental property, net	2,158,423	2,151,324
Cash and cash equivalents	8,362	12,222
Investments in unconsolidated joint ventures	131,172	128,104
Deferred lease costs and other intangibles, net	139,675	151,579
Prepaids and other assets	91,861	82,985
Total assets	$2,529,493	$2,526,214
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,296	$1,135,309
Unsecured term loan, net	322,793	322,410
Mortgages payable, net	171,215	172,145
Unsecured lines of credit, net	98,698	58,002
Total debt	1,729,002	1,687,866
Accounts payable and accrued expenses	71,383	78,143
Other liabilities	67,979	54,764
Total liabilities	1,868,364	1,820,773
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 94,958,136 and 96,095,891 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	950	961
Paid in capital	787,255	820,251
Accumulated distributions in excess of net income	(136,225)	(122,701)
Accumulated other comprehensive loss	(24,247)	(28,295)
Equity attributable to Tanger Factory Outlet Centers, Inc.	627,733	670,216
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	33,237	35,066
Noncontrolling interests in other consolidated partnerships	159	159
Total equity	661,129	705,441
Total liabilities and equity	$2,529,493	$2,526,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Base rentals	$80,788	$75,003	$161,118	$147,626
Percentage rentals	1,805	2,326	3,660	4,476
Expense reimbursements	34,023	30,754	70,621	63,996
Management, leasing and other services	609	1,332	1,188	2,453
Other income	2,389	1,918	4,395	3,587
Total revenues	119,614	111,333	240,982	222,138
Expenses:
Property operating	37,116	35,012	77,503	72,886
General and administrative	11,500	11,675	22,912	23,240
Abandoned pre-development costs	—	—	627	—
Depreciation and amortization	32,905	26,306	64,199	52,873
Total expenses	81,521	72,993	165,241	148,999
Operating income	38,093	38,340	75,741	73,139
Other income (expense):
Interest expense	(16,520)	(13,800)	(33,007)	(28,684)
Gain on sale of assets	6,943	—	6,943	4,887
Gain on previously held interest in acquired joint venture	—	49,258	—	49,258
Other non-operating income (expense)	57	38	92	354
Income before equity in earnings of unconsolidated joint ventures	28,573	73,836	49,769	98,954
Equity in earnings of unconsolidated joint ventures	2,374	3,466	4,692	6,965
Net income	30,947	77,302	54,461	105,919
Noncontrolling interests in Operating Partnership	(1,557)	(3,897)	(2,735)	(5,341)
Noncontrolling interests in other consolidated partnerships	—	12	—	(11)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$29,390	$73,417	$51,726	$100,567

Basic earnings per common share:
Net income	$0.31	$0.76	$0.54	$1.05
Diluted earnings per common share:
Net income	$0.31	$0.76	$0.54	$1.04

Dividends declared per common share	$0.3425	$0.3250	$0.6675	$0.6100
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$30,947	$77,302	$54,461	$105,919
Other comprehensive income:
Foreign currency translation adjustments	3,074	47	4,084	8,701
Change in fair value of cash flow hedges	(544)	(2,443)	178	(3,829)
Other comprehensive income (loss)	2,530	(2,396)	4,262	4,872
Comprehensive income	33,477	74,906	58,723	110,791
Comprehensive income attributable to noncontrolling interests	(1,702)	(3,765)	(2,949)	(5,599)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$31,775	$71,141	$55,774	$105,192
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	51,726	—	51,726	2,735	—	54,461
Other comprehensive income	—	—	—	4,048	4,048	214	—	4,262
Compensation under Incentive Award Plan	—	7,306	—	—	7,306	—	—	7,306
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 428,312 restricted common share awards	4	(4)	—	—	—	—	—	—
Repurchase of 1,497,981 common shares, including transaction costs	(15)	(39,339)	—	—	(39,354)	—	—	(39,354)
Withholding of 69,886 common shares for employee income taxes	—	(2,435)	—	—	(2,435)	—	—	(2,435)
Adjustment for noncontrolling interests in Operating Partnership	—	1,422	—	—	1,422	(1,422)	—	—
Common dividends ($.6675 per share)	—	—	(65,250)	—	(65,250)	—	—	(65,250)
Distributions to noncontrolling interests	—	—	—	—	—	(3,356)	—	(3,356)
Balance, June 30, 2017	$950	$787,255	$(136,225)	$(24,247)	$627,733	$33,237	$159	$661,129

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$54,461	$105,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,199	52,873
Amortization of deferred financing costs	1,749	1,505
Gain on sale of assets	(6,943)	(4,887)
Gain on previously held interest in acquired joint venture	—	(49,258)
Equity in earnings of unconsolidated joint ventures	(4,692)	(6,965)
Equity-based compensation expense	6,796	7,655
Amortization of debt (premiums) and discounts, net	245	1,075
Amortization (accretion) of market rent rate adjustments, net	1,691	1,303
Straight-line rent adjustments	(3,293)	(3,321)
Distributions of cumulative earnings from unconsolidated joint ventures	4,952	7,468
Changes in other assets and liabilities:
Other assets	787	(1,011)
Accounts payable and accrued expenses	(9,198)	(7,335)
Net cash provided by operating activities	110,754	105,021
INVESTING ACTIVITIES
Additions to rental property	(88,761)	(68,582)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	—	(34,187)
Additions to investments in unconsolidated joint ventures	(3,617)	(19,363)
Net proceeds on sale of assets	39,213	25,785
Change in restricted cash	—	121,306
Additions to non-real estate assets	(7,959)	(2,379)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,330	7,874
Additions to deferred lease costs	(2,845)	(2,919)
Other investing activities	2,591	(1,676)
Net cash provided by (used in) investing activities	(55,048)	25,859
FINANCING ACTIVITIES
Cash dividends paid	(65,250)	(78,675)
Distributions to noncontrolling interests in Operating Partnership	(3,356)	(4,144)
Proceeds from revolving credit facility	326,254	509,550
Repayments of revolving credit facility	(286,127)	(440,650)
Proceeds from notes, mortgages and loans	454	88,165
Repayments of notes, mortgages and loans	(1,483)	(168,901)
Repayment of deferred financing obligation	—	(28,388)
Repurchase of common shares, including transaction costs	(39,354)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,435)	(1,921)
Additions to deferred financing costs	(50)	(1,883)
Proceeds from exercise of options	54	1,041
Other financing activities	11,718	(64)
Net cash used in financing activities	(59,575)	(125,870)
Effect of foreign currency rate changes on cash and cash equivalents	9	539
Net increase (decrease) in cash and cash equivalents	(3,860)	5,549
Cash and cash equivalents, beginning of period	12,222	21,558
Cash and cash equivalents, end of period	$8,362	$27,107
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2017	December 31, 2016
Assets
Rental property:
Land	$262,166	$272,153
Buildings, improvements and fixtures	2,651,419	2,647,477
Construction in progress	94,490	46,277
	3,008,075	2,965,907
Accumulated depreciation	(849,652)	(814,583)
Total rental property, net	2,158,423	2,151,324
Cash and cash equivalents	8,251	12,199
Investments in unconsolidated joint ventures	131,172	128,104
Deferred lease costs and other intangibles, net	139,675	151,579
Prepaids and other assets	91,657	82,481
Total assets	$2,529,178	$2,525,687
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,296	$1,135,309
Unsecured term loan, net	322,793	322,410
Mortgages payable, net	171,215	172,145
Unsecured lines of credit, net	98,698	58,002
Total debt	1,729,002	1,687,866
Accounts payable and accrued expenses	71,068	77,616
Other liabilities	67,979	54,764
Total liabilities	1,868,049	1,820,246
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at June 30, 2017 and December 31, 2016	6,356	6,485
Limited partners, 5,027,781 and 5,027,781 Class A common units, and 93,958,136 and 95,095,891 Class B common units outstanding at June 30, 2017 and December 31, 2016, respectively	680,186	728,631
Accumulated other comprehensive loss	(25,572)	(29,834)
Total partners' equity	660,970	705,282
Noncontrolling interests in consolidated partnerships	159	159
Total equity	661,129	705,441
Total liabilities and equity	$2,529,178	$2,525,687
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Base rentals	$80,788	$75,003	$161,118	$147,626
Percentage rentals	1,805	2,326	3,660	4,476
Expense reimbursements	34,023	30,754	70,621	63,996
Management, leasing and other services	609	1,332	1,188	2,453
Other income	2,389	1,918	4,395	3,587
Total revenues	119,614	111,333	240,982	222,138
Expenses:
Property operating	37,116	35,012	77,503	72,886
General and administrative	11,500	11,675	22,912	23,240
Abandoned pre-development costs	—	—	627	—
Depreciation and amortization	32,905	26,306	64,199	52,873
Total expenses	81,521	72,993	165,241	148,999
Operating income	38,093	38,340	75,741	73,139
Other income (expense):
Interest expense	(16,520)	(13,800)	(33,007)	(28,684)
Gain on sale of assets	6,943	—	6,943	4,887
Gain on previously held interest in acquired joint venture	—	49,258	—	49,258
Other non-operating income (expense)	57	38	92	354
Income before equity in earnings of unconsolidated joint ventures	28,573	73,836	49,769	98,954
Equity in earnings of unconsolidated joint ventures	2,374	3,466	4,692	6,965
Net income	30,947	77,302	54,461	105,919
Noncontrolling interests in consolidated partnerships	—	12	—	(11)
Net income available to partners	30,947	77,314	54,461	105,908
Net income available to limited partners	30,641	76,549	53,922	104,860
Net income available to general partner	$306	$765	$539	$1,048

Basic earnings per common unit:
Net income	$0.31	$0.76	$0.54	$1.05
Diluted earnings per common unit:
Net income	$0.31	$0.76	$0.54	$1.05

Distribution declared per common unit	$0.3425	$0.3250	$0.6675	$0.6100
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$30,947	$77,302	$54,461	$105,919
Other comprehensive income:
Foreign currency translation adjustments	3,074	47	4,084	8,701
Changes in fair value of cash flow hedges	(544)	(2,443)	178	(3,829)
Other comprehensive income (loss)	2,530	(2,396)	4,262	4,872
Comprehensive income	33,477	74,906	58,723	110,791
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	12	—	(11)
Comprehensive income attributable to the Operating Partnership	$33,477	$74,918	$58,723	$110,780
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	1,048	104,860	—	105,908	11	105,919
Other comprehensive income	—	—	4,872	4,872	—	4,872
Compensation under Incentive Award Plan	—	8,152	—	8,152	—	8,152
Issuance of 35,300 common units upon exercise of options	—	1,041	—	1,041	—	1,041
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 60,382 common units for employee income taxes	—	(1,921)	—	(1,921)	—	(1,921)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustments for noncontrolling interests in consolidated partnerships	—	2	—	2	(2)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($.61 per common unit)	(610)	(61,019)	—	(61,629)	—	(61,629)
Distributions to noncontrolling interests	—	—	—	—	(145)	(145)
Balance, June 30, 2016	$6,164	$687,920	$(33,830)	$660,254	$160	$660,414

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	539	53,922	—	54,461	—	54,461
Other comprehensive income	—	—	4,262	4,262	—	4,262
Compensation under Incentive Award Plan	—	7,306	—	7,306	—	7,306
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 428,312 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,497,981 units, including transaction costs	—	(39,354)	—	(39,354)	—	(39,354)
Withholding of 69,886 common units for employee income taxes	—	(2,435)	—	(2,435)	—	(2,435)
Common distributions ($.6675 per common unit)	(668)	(67,938)	—	(68,606)	—	(68,606)
Balance, June 30, 2017	$6,356	$680,186	$(25,572)	$660,970	$159	$661,129

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$54,461	$105,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,199	52,873
Amortization of deferred financing costs	1,749	1,505
Gain on sale of assets	(6,943)	(4,887)
Gain on previously held interest in acquired joint venture	—	(49,258)
Equity in earnings of unconsolidated joint ventures	(4,692)	(6,965)
Equity-based compensation expense	6,796	7,655
Amortization of debt (premiums) and discounts, net	245	1,075
Amortization (accretion) of market rent rate adjustments, net	1,691	1,303
Straight-line rent adjustments	(3,293)	(3,321)
Distributions of cumulative earnings from unconsolidated joint ventures	4,952	7,468
Changes in other assets and liabilities:
Other assets	487	(1,511)
Accounts payable and accrued expenses	(8,986)	(6,848)
Net cash provided by operating activities	110,666	105,008
INVESTING ACTIVITIES
Additions to rental property	(88,761)	(68,582)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	—	(34,187)
Additions to investments in unconsolidated joint ventures	(3,617)	(19,363)
Net proceeds on sale of assets	39,213	25,785
Change in restricted cash	—	121,306
Additions to non-real estate assets	(7,959)	(2,379)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,330	7,874
Additions to deferred lease costs	(2,845)	(2,919)
Other investing activities	2,591	(1,676)
Net cash provided by (used in) investing activities	(55,048)	25,859
FINANCING ACTIVITIES
Cash distributions paid	(68,606)	(82,819)
Proceeds from revolving credit facility	326,254	509,550
Repayments of revolving credit facility	(286,127)	(440,650)
Proceeds from notes, mortgages and loans	454	88,165
Repayments of notes, mortgages and loans	(1,483)	(168,901)
Repayment of deferred financing obligation	—	(28,388)
Repurchase of units, including transaction costs	(39,354)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,435)	(1,921)
Additions to deferred financing costs	(50)	(1,883)
Proceeds from exercise of options	54	1,041
Other financing activities	11,718	(64)
Net cash used in financing activities	(59,575)	(125,870)
Effect of foreign currency on cash and cash equivalents	9	539
Net increase (decrease) in cash and cash equivalents	(3,948)	5,536
Cash and cash equivalents, beginning of period	12,199	21,552
Cash and cash equivalents, end of period	$8,251	$27,088
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2017, we owned and operated 35 consolidated outlet centers, with a total gross leasable area of approximately 12.4 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,958,136 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly owned and properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

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

3. Disposition of Property

The following table sets forth certain summarized information regarding the property sold during the six months ended June 30, 2017:

Property	Location	Date Sold	Square Feet (in 000's)	Net Sales Proceeds (in 000's)	Gain on Sale(in 000's)
Westbrook	Westbrook, CT	May 2017	290	$39,212	$6,943

The rental property sold did not meet the criteria for reporting discontinued operations, thus its results of operations have remained in continuing operations.

4. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of June 30, 2017:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$53.7	October 2017

Expansion:
Lancaster	123	32.9	September 2017

Total	475	$86.6

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

Interest Costs Capitalized

Interest costs capitalized for development activities, including development in our unconsolidated joint ventures, was $689,000 and $1.2 million for the three and six months ended June 30, 2017, respectively, and $634,000 and $1.1 million for the three and six months ended June 30, 2016, respectively.

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.8	$84.3
National Harbor	National Harbor, MD	50.0%	341	2.8	86.3
RioCan Canada	Various	50.0%	924	121.6	11.1
Investments included in total assets				$131.2

Charlotte(3)	Charlotte, NC	50.0%	398	$(3.1)	$89.8
Galveston/Houston (2)(3)	Texas City, TX	50.0%	353	(4.9)	64.9
Investments included in other liabilities				$(8.0)

As of December 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.7	$84.2
National Harbor	National Harbor, MD	50.0%	341	4.1	86.1
RioCan Canada	Various	50.0%	901	117.3	11.1
Investments included in total assets				$128.1

Charlotte(3)	Charlotte, NC	50.0%	398	$(2.5)	$89.7
Galveston/Houston (2)(3)	Texas City, TX	50.0%	353	(3.8)	64.9
Investments included in other liabilities				$(6.3)

(1)	Net of debt origination costs and including premiums of $1.3 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively.

(2)
In June 2017, the joint venture exercised its extension option and extended the maturity date of the loan from July 2017 to July 2018. In July, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $14.5 million equally between the partners.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fee:
Management and marketing	$570	$797	1,112	1,544
Development and leasing	35	353	$67	$545
Loan guarantee	4	182	9	364
Total Fees	$609	$1,332	$1,188	$2,453

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.7 million for both the period ended June 30, 2017 and the period ended December 31, 2016) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2017	December 31, 2016
Assets
Land	$90,741	$88,015
Buildings, improvements and fixtures	520,223	503,548
Construction in progress, including land under development	8,479	13,037
	619,443	604,600
Accumulated depreciation	(80,452)	(67,431)
Total rental property, net	538,991	537,169
Cash and cash equivalents	24,610	27,271
Deferred lease costs, net	12,216	13,612
Prepaids and other assets	11,522	12,567
Total assets	$587,339	$590,619
Liabilities and Owners' Equity
Mortgages payable, net	$336,387	$335,971
Accounts payable and other liabilities	12,905	20,011
Total liabilities	349,292	355,982
Owners' equity	238,047	234,637
Total liabilities and owners' equity	$587,339	$590,619

	Three months ended		Six months ended
Condensed Combined Statements of Operations (1)	June 30,		June 30,
- Unconsolidated Joint Ventures	2017	2016	2017	2016
Revenues	$23,285	$29,341	$47,347	$57,039
Expenses:
Property operating	8,877	11,078	18,255	21,396
General and administrative	96	179	216	295
Depreciation and amortization	6,943	9,408	14,456	18,208
Total expenses	15,916	20,665	32,927	39,899
Operating income	7,369	8,676	14,420	17,140
Interest expense	(2,460)	(2,682)	(4,720)	(5,236)
Other non-operating income	1	2	3	3
Net income	$4,910	$5,996	$9,703	$11,907

The Company and Operating Partnership's share of:
Net income	$2,374	$3,466	$4,692	$6,965
Depreciation and amortization expense (real estate related)	$3,550	$5,808	$7,388	$11,147

(1)
The three and six months ended June 30, 2017 includes results from the Columbus outlet center, which opened in June 2016. The three and six months ended June 30, 2016 includes results from our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively.

6. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	June 30, 2017	December 31, 2016
Unsecured lines of credit	$101,155	$61,000
Unsecured term loan	$325,000	$325,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2017		December 31, 2016
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	6.125%	June 2020	$300,000	$298,475	$300,000	$298,226
Senior notes	3.875%	December 2023	250,000	245,728	250,000	245,425
Senior notes	3.750%	December 2024	250,000	247,234	250,000	247,058
Senior notes	3.125%	September 2026	350,000	344,859	350,000	344,600

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	38,988	41,604	40,471	43,286
Foxwoods	LIBOR + 1.55%	December 2017	70,250	70,083	70,250	69,902
Southaven	LIBOR + 1.75%	April 2018	59,731	59,528	59,277	58,957
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	322,793	325,000	322,410
Unsecured lines of credit	LIBOR + 0.90%	October 2019	101,155	98,698	61,000	58,002
			$1,745,124	$1,729,002	$1,705,998	$1,687,866

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

Certain of our properties, which had a net book value of approximately $320.5 million at June 30, 2017, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. As of June 30, 2017, letters of credit totaling approximately $6.3 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2017, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $26.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2017, we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2017 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2017	$71,775
2018	62,914
2019	104,524
2020	303,566
2021	330,793
Thereafter	871,552
Subtotal	1,745,124
Net discount and debt origination costs	(16,122)
Total	$1,729,002

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2017	December 31, 2016
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$40	$(119)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	46	(110)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	43	(115)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	1,144	1,227
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	1,143	1,226
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	1,143	1,222
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	613	662
Total		$325,000			$4,172	$3,993

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three and six months ended June 30, 2017 and 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$(544)	$(2,443)	$178	$(3,829)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$4,172	$—	$4,172	$—
Total assets	$4,172	$—	$4,172	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2016:
Asset:
Interest rate swaps (prepaids and other assets)	$3,993	$—	$3,993	$—
Total assets	$3,993	$—	$3,993	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2017	December 31, 2016
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,143,532	1,137,976
Level 3 Significant Unobservable Inputs	602,940	566,668
Total fair value of debt	$1,746,472	$1,704,644

Recorded value of debt	$1,729,002	$1,687,866

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

10. Share Repurchase Program

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated stock repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. Between May 19, 2017 and June 2, 2017 we repurchased approximately 1.5 million common shares on the open market at an average price of $26.25, totaling approximately $39.3 million, exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of June 30, 2017 was approximately $85.7 million.

11. Partners' Equity of the Operating Partnership

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the grant of restricted common share awards, or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP trust, a wholly-owned subsidiary of the Company. Likewise, when the Company repurchases its common shares, the Operating Partnership repurchases an equivalent number of Class B common limited partnership units held by Tanger LP Trust.

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2017 and June 30, 2016:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Grant of restricted common share awards by the Company, net of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	35,300	35,300
Units withheld for employee income taxes	—	—	(60,382)	(60,382)
Balance June 30, 2016	1,000,000	5,052,743	95,052,907	100,105,650

Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company	—	—	428,312	428,312
Repurchase of units	—	—	(1,497,981)	(1,497,981)
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance June 30, 2017	1,000,000	5,027,781	93,958,136	98,985,917

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$29,390	$73,417	$51,726	$100,567
Less allocation of earnings to participating securities	(306)	(725)	(601)	(1,019)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$29,084	$72,692	$51,125	$99,548
Denominator:
Basic weighted average common shares	95,025	95,124	95,217	95,034
Effect of notional units	—	183	—	167
Effect of outstanding options and certain restricted common shares	5	68	35	64
Diluted weighted average common shares	95,030	95,375	95,252	95,265
Basic earnings per common share:
Net income	$0.31	$0.76	$0.54	$1.05
Diluted earnings per common share:
Net income	$0.31	$0.76	$0.54	$1.04

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the both the three and six months ended June 30, 2017, 871,116 notional units were excluded from the computation,respectively, and for the three and six months ended June 30, 2016, 775,073 and 791,131 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2017, 176,300 options were excluded from the computation and for both the three and six months ended June 30, 2016, 194,900 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to partners of the Operating Partnership	$30,947	$77,314	$54,461	$105,908
Less allocation of earnings to participating securities	(306)	(725)	(601)	(1,019)
Net income available to common unitholders of the Operating Partnership	$30,641	$76,589	$53,860	$104,889
Denominator:
Basic weighted average common units	100,053	100,177	100,245	100,087
Effect of notional units	—	183	—	167
Effect of outstanding options and certain restricted common units	5	68	35	64
Diluted weighted average common units	100,058	100,428	100,280	100,318
Basic earnings per common unit:
Net income	$0.31	$0.76	$0.54	$1.05
Diluted earnings per common unit:
Net income	$0.31	$0.76	$0.54	$1.05

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2017, 871,116 notional units were excluded from the computation and for the three and six months ended June 30, 2016, 775,073 and 791,131 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2017, 176,300 options were excluded from the computation and for both the three and six months ended June 30, 2016, 194,900 options were excluded from the computation as they were anti-dilutive.

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

14. Equity-Based Compensation of the Company

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted common shares	$2,387	$2,568	$4,737	$5,507
Notional unit performance awards	1,049	1,026	1,931	1,910
Options	68	61	128	238
Total equity-based compensation	$3,504	$3,655	$6,796	$7,655

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity-based compensation expense capitalized	$264	$267	$510	$497

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

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 69,886 and 60,382 for the six months ended June 30, 2017 and 2016, respectively. No shares were withheld for the three months ended June 30, 2017 and 2016. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.4 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2017 OPP awards granted during the six months ended June 30, 2017 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2017 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2017	$(31,128)	$4,496	$(26,632)	$(1,689)	$219	$(1,470)
Other comprehensive income (loss) before reclassifications	2,919	(655)	2,264	155	(16)	139
Reclassification out of accumulated other comprehensive income into interest expense	—	121	121	—	6	6
Balance June 30, 2017	$(28,209)	$3,962	$(24,247)	$(1,534)	$209	$(1,325)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2016	$(32,087)	$3,792	$(28,295)	$(1,740)	$201	$(1,539)
Other comprehensive income (loss) before reclassifications	3,878	(244)	3,634	206	(13)	193
Reclassification out of accumulated other comprehensive income into interest expense	—	414	414	—	21	21
Balance June 30, 2017	$(28,209)	$3,962	$(24,247)	$(1,534)	$209	$(1,325)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2016	$(27,913)	$(1,901)	$(29,814)	$(1,519)	$(101)	$(1,620)
Other comprehensive income (loss) before reclassifications	44	(2,845)	(2,801)	3	(151)	(148)
Reclassification out of accumulated other comprehensive income into interest expense	—	525	525	—	28	28
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Other comprehensive income (loss) before reclassifications	8,261	(4,481)	3,780	440	(238)	202
Reclassification out of accumulated other comprehensive income into interest expense	—	845	845	—	45	45
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $180,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of June 30, 2017.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2017 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2017	$(32,817)	$4,715	$(28,102)
Other comprehensive income (loss) before reclassifications	3,074	(671)	2,403
Reclassification out of accumulated other comprehensive income into interest expense	—	127	127
Balance June 30, 2017	$(29,743)	$4,171	$(25,572)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2016	$(33,827)	$3,993	$(29,834)
Other comprehensive income (loss) before reclassifications	4,084	(257)	3,827
Reclassification out of accumulated other comprehensive income into interest expense	—	435	435
Balance June 30, 2017	$(29,743)	$4,171	$(25,572)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2016	$(29,432)	$(2,002)	$(31,434)
Other comprehensive income (loss) before reclassifications	47	(2,996)	(2,949)
Reclassification out of accumulated other comprehensive income into interest expense	—	553	553
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Other comprehensive income (loss) before reclassifications	8,701	(4,719)	3,982
Reclassification out of accumulated other comprehensive income into interest expense	—	890	890
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $180,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of June 30, 2017.

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	June 30, 2017	June 30, 2016
Costs relating to construction included in accounts payable and accrued expenses	$24,679	$18,374

18. New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-07 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We will adopt ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach. We are currently evaluating the impact this standard may have on our consolidated financial statements. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We early adopted this standard on January 1, 2017. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and certain transaction costs associated with these acquisitions will be capitalized.

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

In August 2016, the FASB issued ASU 2016-15, the Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-15F of the same name, and addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The ASU should be adopted using a retrospective transition approach. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. This ASU will be applied on a prospective basis for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning and interim periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02, codified in ASC 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. We will adopt ASU 2016-02 effective January 1, 2019. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on a preliminary assessment, we expect our significant operating lease commitments, primarily ground leases, will be required to be recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheets. Upon adoption, we anticipate separating lease components from nonlease components, which will be evaluated under ASU 2014-09, as described below. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate lease contracts, which the majority of our revenue is derived from.  We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March 2016, April 2016, May 2016 and February 2017, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. We have identified our revenue streams that we believe will be impacted by the new standard, which are service revenue from management, marketing, development, and leasing fees . While the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. We are in the process of evaluating the impact on our consolidated financial statements and internal accounting processes. We currently do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB to have a material impact on the amount of revenue we recognize in our consolidated financial statements but we do expect to have additional disclosure as required by the adoption of ASU 2014-09.

19. Subsequent Events

In July 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on August 15, 2017 to each shareholder of record on July 31, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In July 2017, we completed an underwritten public offering of $300.0 million of our 3.875% senior notes due 2027 (the "2027 Notes"). The 2027 Notes priced at 99.579% of the principal amount to yield 3.926% to maturity. The 2027 Notes pay interest semi-annually at a rate of 3.875% per annum and mature on July 15, 2027. The estimated net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.9 million. In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a “make-whole” premium of approximately $34.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

As of June 30, 2017, we had 35 consolidated outlet centers in 22 states totaling 12.4 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2016 to June 30, 2017 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Opened/Disposed	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2016		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Daytona Beach	Fourth Quarter	349	1	—	—
Acquisitions:
Westgate	Second Quarter	408	1	(408)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansions:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Other		(13)	—	(1)	—
As of December 31, 2016		12,710	36	2,348	8
Expansion:
Ottawa	First & Second Quarter	—	—	39	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		5	—	(16)	—
As of June 30, 2017		12,425	35	2,371	8

Our Westgate and Savannah outlet centers were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2017. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	94
Riverhead, New York (1)	100	729,706	97
Rehoboth Beach, Delaware (1)	100	557,404	99
Foley, Alabama	100	556,677	99
Atlantic City, New Jersey (1) (4)	99	489,706	87
San Marcos, Texas	100	471,816	95
Sevierville, Tennessee (1)	100	448,355	100
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	425,334	93
Jeffersonville, Ohio	100	411,849	94
Glendale, Arizona (Westgate)	100	407,673	96
Myrtle Beach Hwy 17, South Carolina (1)	100	403,192	93
Charleston, South Carolina	100	382,117	95
Pittsburgh, Pennsylvania	100	372,958	97
Commerce, Georgia	100	371,408	98
Grand Rapids, Michigan	100	357,080	94
Daytona Beach, Florida	100	349,402	96
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,407	98
Gonzales, Louisiana	100	321,066	100
Southaven, Mississippi (2) (4)	50	320,337	96
Park City, Utah	100	319,661	98
Mebane, North Carolina	100	318,910	99
Howell, Michigan	100	314,459	97
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	94
Williamsburg, Iowa	100	276,331	97
Tilton, New Hampshire	100	250,107	96
Hershey, Pennsylvania	100	247,500	100
Lancaster, Pennsylvania	100	229,415	97
Hilton Head II, South Carolina	100	206,564	97
Ocean City, Maryland (1)	100	198,800	82
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,009	98
Nags Head, North Carolina	100	82,161	100
Totals		12,424,512	96 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Daytona Beach outlet center which opened during the fourth quarter of 2016 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,844	98
Ottawa, Ontario	50	355,747	90
Columbus, Ohio (1)	50	355,220	93
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	96
Cookstown, Ontario	50	307,779	96
Bromont, Quebec	50	161,307	69
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,371,163	94	(2)

(1)	Property encumbered by mortgage. See note 5 to the consolidated financial statements for further details of our debt obligations.

(2)	Excludes the occupancy rate at our Columbus outlet center which opened during the second quarter of 2016 and has not yet stabilized.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Six months ended June 30, 2017(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	62	336	$25.15	$71.79	9.05	$17.22
Renewal	211	1,001	$25.06	$0.31	4.50	$24.99

	Six months ended June 30, 2016 (3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	98	302	$31.97	$36.50	8.76	$27.80
Renewal	200	934	$25.96	$0.58	4.99	$25.84

(1)	Excludes Westbrook outlet center, which was sold in May 2017.

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

(3)	Excludes Fort Myers outlet center, which was sold in January 2016.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

NET INCOME
Net income decreased $46.4 million in the 2017 period to $30.9 million as compared to $77.3 million for the 2016 period. The majority of this decrease was due to the $49.3 million gain on the acquisition of our partners' equity interests in the Westgate joint venture in the 2016 period.

In the tables below, information set forth for new development represents our Daytona Beach outlet center, which opened in November 2016. Acquisitions include our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed include our Westbrook outlet center and Fort Myers outlet center sold in May 2017 and January 2016, respectively.

BASE RENTALS
Base rentals increased $5.8 million, or 8%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Increase/(Decrease)
Base rentals from existing properties	$72,292	$72,894	$(602)
Base rentals from new development	1,967	—	1,967
Base rentals from acquisitions	5,415	—	5,415
Base rentals from properties disposed	520	1,149	(629)
Termination fees	1,450	1,487	(37)
Amortization of above and below market rent adjustments, net	(856)	(527)	(329)
	$80,788	$75,003	$5,785

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy.

PERCENTAGE RENTALS
Percentage rentals decreased $521,000, or 22%, in the 2017 period compared to the 2016 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints") (in thousands):

	2017	2016	Increase/(Decrease)
Percentage rentals from existing properties	$1,667	$2,326	$(659)
Percentage rentals from new development	8	—	8
Percentage rentals from acquisitions	130	—	130
	$1,805	$2,326	$(521)

Decrease in percentage rentals is primarily due to a decrease in average sales per square foot for certain tenants for the rolling twelve months ended June 30, 2017, compared to the rolling twelve months ended June 30, 2016 and due to annual increases in contractual breakpoints in certain leases.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.3 million, or 11%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Increase/(Decrease)
Expense reimbursements from existing properties	$30,216	$30,203	$13
Expense reimbursements from new development	908	—	908
Expense reimbursements from acquisitions	2,691	—	2,691
Expense reimbursements from properties disposed	208	551	(343)
	$34,023	$30,754	$3,269

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses. For certain tenants, we receive a fixed payment for common area maintenance ("CAM") with annual escalations. While certain expense reimbursements generally fluctuate consistently with the related expenses, our expense recoveries for CAM as a percentage of expenses were higher in the 2017 period compared to the 2016 period due to leases with fixed-CAM escalations. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. See "Property Operating Expenses" below for a discussion of the increase in operating expenses from our existing properties

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $723,000, or 54%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Increase/(Decrease)
Management and marketing	$570	$797	$(227)
Development and leasing	35	353	(318)
Loan guarantee	4	182	(178)
	$609	$1,332	$(723)

The decrease in management, leasing and other services is primarily due to having one fewer outlet center in our unconsolidated joint ventures in the 2017 period compared to the 2016 period. During 2016, we acquired our venture partners' equity interests in the Westgate and Savannah outlet centers and received no fees subsequent to the acquisition dates. Offsetting the impact of the acquisitions was the addition of one new center in an unconsolidated joint venture, the Columbus outlet center, which opened in June 2016.

OTHER INCOME
Other income increased 471,000, or 25% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Change
Other income from existing properties	$2,080	$1,889	$191
Other income from new developments	53	—	53
Other income from acquisitions	217	—	217
Other income from properties disposed	39	29	10
	$2,389	$1,918	$471

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.1 million, or 6% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Increase/(Decrease)
Property operating expenses from existing properties	$33,380	$34,264	$(884)
Property operating expenses from new development	1,139	—	1,139
Property operating expenses from acquisitions	2,208	—	2,208
Property operating expenses from properties disposed	389	748	(359)
	$37,116	$35,012	$2,104

The decrease in property operating expenses from existing properties was due to lower spending for certain common area maintenance and marketing expenses.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $6.6 million, or 25%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2016 period (in thousands):

	2017	2016	Increase/(Decrease)
Depreciation and amortization from existing properties	$27,667	$25,959	$1,708
Depreciation and amortization from new development	1,236	—	1,236
Depreciation and amortization from acquisitions	3,755	—	3,755
Depreciation and amortization from properties disposed	247	347	(100)
	$32,905	$26,306	$6,599

Depreciation and amortization increased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and demolition activities at one of our centers.

INTEREST EXPENSE
Interest expense increased $2.7 million, or 20%, in the 2017 period compared to the 2016 period, due to the increase in the average 30-day LIBOR rate, which impacts the interest rate associated with our floating rate debt. Additionally, in August 2016 and October 2016, we completed public offerings of an aggregate $350.0 million of 3.125% notes, the net proceeds of which were used to repay amounts outstanding under our unsecured lines of credit that had an approximate interest rate of 1.20%.

GAIN ON SALE OF ASSETS
In May 2017, we sold our Westbrook outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million.

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

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $1.1 million or 32% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2017	2016	Increase/(Decrease)
Equity in earnings from existing properties	$1,873	$2,222	$(349)
Equity in earnings from new development	501	(224)	725
Equity in earnings from properties previously held in unconsolidated joint ventures	—	1,468	(1,468)
	$2,374	$3,466	$(1,092)

The increase in equity in earnings of unconsolidated joint ventures from new development is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The decrease in equity in earnings from properties previously held in unconsolidated joint ventures in 2016 is related to the Westgate and Savannah joint ventures. We acquired our venture partners' interest in each of these joint ventures in June 2016 and August 2016, respectively, and have consolidated the results of operations of these centers since the respective acquisition date.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

NET INCOME
Net income decreased $51.5 million in the 2017 period to $54.5 million as compared to $105.9 million for the 2016 period. The majority of this decrease was due to the $49.3 million gain on the acquisition of our partners' equity interests in the Westgate joint venture in the 2016 period and the $4.9 million gain on the sale of our outlet center in Fort Myers, Florida in the 2016 period.

In the tables below, information set forth for new development represents our Daytona Beach outlet center, which opened in November 2016. Acquisitions include our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed include our Westbrook outlet center and Fort Myers outlet center sold in May 2017 and January 2016, respectively.

BASE RENTALS
Base rentals increased $13.5 million, or 9%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Change
Base rentals from existing properties	$143,737	$144,338	$(601)
Base rentals from new development	3,858	—	3,858
Base rentals from acquisitions	10,748	—	10,748
Base rentals from properties disposed	1,605	2,323	(718)
Termination fees	2,633	2,042	591
Amortization of above and below market rent adjustments, net	(1,463)	(1,077)	(386)
	$161,118	$147,626	$13,492

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy.

PERCENTAGE RENTALS
Percentage rentals decreased $816,000, or 18%, in the 2017 period compared to the 2016 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels ("contractual breakpoints") (in thousands):

	2017	2016	Increase/(Decrease)
Percentage rentals from existing properties	$3,260	$4,431	$(1,171)
Percentage rentals from new development	8	—	8
Percentage rentals from acquisitions	327	—	327
Percentage rentals from properties disposed	65	45	20
	$3,660	$4,476	$(816)

Decrease in percentage rentals is primarily due to a decrease in average sales per square foot for certain tenants for the rolling twelve months ended June 30, 2017, compared to the rolling twelve months ended June 30, 2016 and due to annual increases in contractual breakpoints in certain leases.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $6.6 million, or 10%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Change
Expense reimbursements from existing properties	$62,636	$62,865	$(229)
Expense reimbursements from new development	2,031	—	2,031
Expense reimbursements from acquisitions	5,202	—	5,202
Expense reimbursements from properties disposed	752	1,131	(379)
	$70,621	$63,996	$6,625

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses. For certain tenants, we receive a fixed payment for CAM with annual escalations. While certain expense reimbursements generally fluctuate consistently with the related expenses, our expense recoveries for CAM as a percentage of expenses were higher in the 2017 period compared to the 2016 period due to leases with fixed-CAM escalations. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. See "Property Operating Expenses" below for a discussion of the increase in operating expenses from our existing properties

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $1.3 million, or 52%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Change
Management and marketing	1,112	1,544	(432)
Development and leasing	67	545	(478)
Loan guarantee	9	364	(355)
	$1,188	$2,453	$(1,265)

The decrease in management, leasing and other services is primarily due to having one fewer outlet center in our unconsolidated joint ventures in the 2017 period compared to the 2016 period. During 2016, we acquired our venture partners' equity interests in the Westgate and Savannah outlet centers and received no fees subsequent to the acquisition dates. Offsetting the impact of the acquisitions was the addition of one new center in an unconsolidated joint venture, the Columbus outlet center, which opened in June 2016.

OTHER INCOME
Other income increased 808,000, or 23% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of other income (in thousands):

	2017	2016	Change
Other income from existing properties	$3,760	$3,524	$236
Other income from new development	114	—	114
Other income from acquisitions	420	—	420
Other income from properties disposed	101	63	38
	$4,395	$3,587	$808

PROPERTY OPERATING EXPENSES
Property operating expenses increased $4.6 million, or 6% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Change
Property operating expenses from existing properties	$69,737	$71,340	$(1,603)
Property operating expenses from new development	2,293	—	2,293
Property operating expenses from acquisitions	4,391	—	4,391
Property operating expenses from properties disposed	1,082	1,546	(464)
	$77,503	$72,886	$4,617

The decrease in property operating expenses from existing properties was due to lower spending for certain common area maintenance and marketing expenses.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $627,000 charge, representing the cumulative related costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $11.3 million, or 21%, in the 2017 period compared to the 2016 period.The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2016 period (in thousands):

	2017	2016	Change
Depreciation and amortization expenses from existing properties	$53,625	$52,175	$1,450
Depreciation and amortization expenses from new development	2,288	—	2,288
Depreciation and amortization expenses from acquisitions	7,609	—	7,609
Depreciation and amortization from properties disposed	677	698	(21)
	$64,199	$52,873	$11,326

Depreciation and amortization increased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and demolition activities at one of our centers.

INTEREST EXPENSE
Interest expense increased $4.3 million, or 15%, in the 2017 period compared to the 2016 period, due to (1) the impact from converting throughout 2016 the floating interest rates on $525.0 million of debt to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate associated with our floating rate debt, increasing relative to its level in the 2016 period, (3) the additional debt incurred related to the 2016 acquisitions of Westgate and Savannah and (4) in August 2016 and October 2016, we completed public offerings of an aggregate $350.0 million of 3.125% notes, the net proceeds of which were used to repay amounts outstanding under our unsecured lines of credit that had an approximate interest rate of 1.20%.

GAIN ON SALE OF ASSETS
In May 2017, we sold our Westbrook outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million.

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

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $2.3 million or 33% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2017	2016	Change
Equity in earnings from existing properties	$3,811	$4,264	$(453)
Equity in earnings (losses) from new development	881	(224)	1,105
Equity in earnings from properties previously held in unconsolidated joint ventures	—	2,925	(2,925)
	$4,692	$6,965	$(2,273)

The increase in equity in earnings of unconsolidated joint ventures from new development is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The decrease in equity in earnings from properties previously held in unconsolidated joint ventures in 2016 is related to the Westgate and Savannah joint ventures. We acquired our venture partners' interest in each of these joint ventures in June 2016 and August 2016, respectively, and have consolidated the results of operations of these centers since the respective acquisition date.

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

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated stock repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. Between May 19, 2017 and June 2, 2017 we repurchased approximately 1.5 million common shares on the open market at an average price of $26.25, totaling approximately $39.3 million exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of June 30, 2017 was approximately $85.7 million.

In July 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on August 15, 2017 to each shareholder of record on July 31, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$110,666	$105,008	$5,658
Net cash provided by (used in) investing activities	(55,048)	25,859	(80,907)
Net cash used in financing activities	(59,575)	(125,870)	66,295
Effect of foreign currency rate changes on cash and equivalents	9	539	(530)
Net increase (decrease) in cash and cash equivalents	$(3,948)	$5,536	$(9,484)

Operating Activities

The increase in net cash provided by operating activities the 2017, period compared to the 2016 period was primarily the result of the acquisition of our venture partners' interest in our Westgate and Savannah outlet centers, previously held in unconsolidated joint ventures, in June 2016 and August 2016, respectively, and cash received from our newest wholly owned outlet center in Daytona Beach, FL, which opened in November 2016.

Investing Activities

The primary cause for the decrease in net cash provided by investing activities was due to the change in restricted cash of $121.3 million. In the 2016 period, we used restricted cash, which represented a portion of the proceeds received from certain assets sales in 2015, to pay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to our Deer Park outlet center.

Financing Activities

The primary cause for the decrease in net cash used in financing activities is primarily associated with the use of restricted cash, as stated above, to repay a portion of our $150.0 million floating rate mortgage loan and a $28.4 million deferred financing obligation, both of which related to our Deer Park outlet center.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2017	2016	Change
Capital expenditures analysis:
New center developments	$56,240	$42,539	$13,701
Major center renovations	10,243	5,003	5,240
Second generation tenant allowances	10,034	4,475	5,559
Other capital expenditures	14,015	6,274	7,741
	90,532	58,291	32,241
Conversion from accrual to cash basis	(1,771)	10,291	(12,062)
Additions to rental property-cash basis	$88,761	$68,582	$20,179

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Fort Worth, Daytona Beach, Lancaster and Tilton outlet centers in the 2017 period. The 2016 period included new center development expenditures for our Daytona Beach, Southaven, and San Marcos outlet centers.

•
Major center renovations in both the 2017 and 2016 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also included renovations at our Howell outlet center while the 2017 period also included renovations at our Myrtle Beach 17 outlet center. We expect to spend approximately $7.5 million for the remainder of 2017 on the renovation of these three outlet centers.

•	The increase in other capital expenditures in the 2017 period is primarily due to the installation of solar panels at several of our outlet centers.
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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of June 30, 2017:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$256	$90.2	$53.7	October 2017

Expansion:
Lancaster	123	388	47.7	32.9	September 2017

Total	475	$290	$137.9	$86.6

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

Financing Arrangements

As of June 30, 2017, unsecured borrowings represented 90% of our outstanding debt and 88% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2019 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines. As of June 30, 2017, we had $412.5 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $6.3 million.

In July 2017, we completed an underwritten public offering of $300.0 million of our 3.875% senior notes due 2027 (the "2027 Notes"). The 2027 Notes priced at 99.579% of the principal amount to yield 3.926% to maturity. The 2027 Notes pay interest semi-annually at a rate of 3.875% per annum and mature on July 15, 2027. The estimated net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.9 million. In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a “make-whole” premium of approximately $34.1 million.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which are our unsecured line of credit facilities, occurs in 2020 assuming the extension option is exercised.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	51%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>150%	186%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2017 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$6.8
National Harbor	National Harbor, MD	50.0%	341	2.8
RioCan Canada	Various	50.0%	924	121.6
Investments included in total assets				$131.2

Charlotte(1)	Charlotte, NC	50.0%	398	$(3.1)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(4.9)
Investments included in other liabilities				$(8.0)

(1)	The negative carrying value is due to the distributions of proceeds from mortgage loans, and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of June 30, 2017 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston(1)	65.0	July 2018	LIBOR + 1.50%	5.0%	3.3
National Harbor(2)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada(3)	11.1	May 2020	5.75%	27.9%	3.1
Debt origination costs	(1.7)
	$336.4				$26.0

(1)
In June 2017, the joint venture exercised its extension option and extended the maturity date of the loan from July 2017 to July 2018. In July, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $14.5 million equally between the partners.

(2)	100% completion guaranty; 10% principal guaranty.

(3)	The joint venture debt amount includes premium of approximately $425,000.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fee:
Management and marketing	$570	$797	1,112	1,544
Development and leasing	35	353	$67	$545
Loan Guarantee	4	182	9	364
Total Fees	$609	$1,332	$1,188	$2,453

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$30,947	$77,302	$54,461	$105,919
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	32,383	25,937	63,238	52,142
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,550	5,808	7,388	11,147
Gain on sale of assets and interests in unconsolidated entities	(6,943)	—	(6,943)	(4,887)
Gain on previously held interests in acquired joint ventures	—	(49,258)	—	(49,258)
FFO	59,937	59,789	118,144	115,063
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(12)	—	(59)
Allocation of earnings to participating securities	(528)	(564)	(1,040)	(1,133)
FFO available to common shareholders (1)	$59,409	$59,213	$117,104	$113,871
As further adjusted for:
Director compensation upon termination of service (2)	—	—	—	293
Demolition costs	—	182	—	182
Abandoned pre-development costs	—	—	627	—
Write-off of debt discount due to repayment of debt prior to maturity (3)	—	—	—	882
Impact of above adjustments to the allocation of earnings to participating securities	—	(1)	(5)	(13)
AFFO available to common shareholders (1)	$59,409	$59,394	$117,726	$115,215
FFO available to common shareholders per share - diluted (1)	$0.59	$0.59	$1.17	$1.14
AFFO available to common shareholders per share - diluted (1)	$0.59	$0.59	$1.17	$1.15

Weighted Average Shares:
Basic weighted average common shares	95,025	95,124	95,217	95,034
Effect of notional units	—	183	—	167
Effect of outstanding options and restricted common shares	5	68	35	64
Diluted weighted average common shares (for earnings per share computations)	95,030	95,375	95,252	95,265
Exchangeable operating partnership units	5,028	5,053	5,028	5,053
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	100,058	100,428	100,280	100,318

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)	For the six months ended June 30, 2016, represents the accelerated vesting of restricted shares due to the death of a director in February 2016.

(3)	Due to the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$30,947	$77,302	$54,461	$105,919
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,374)	(3,466)	(4,692)	(6,965)
Interest expense	16,520	13,800	33,007	28,684
Gain on sale of assets and interests in unconsolidated entities	(6,943)	—	(6,943)	(4,887)
Gain on previously held interests in acquired joint ventures	—	(49,258)	—	(49,258)
Other non-operating (income) expense	(57)	(38)	(92)	(354)
Depreciation and amortization	32,905	26,306	64,199	52,873
Other non-property (income) expenses	308	(290)	621	(388)
Abandoned pre-development costs	—	—	627	—
Demolition Costs	—	182	—	182
Corporate general and administrative expenses	11,202	11,448	22,479	22,913
Non-cash adjustments(1)	(596)	(1,050)	(1,561)	(1,972)
Termination rents	(1,450)	(1,487)	(2,633)	(2,042)
Portfolio NOI	80,462	73,449	159,473	144,705
Non-same center NOI(2)	(9,585)	(3,054)	(19,830)	(6,194)
Same Center NOI	$70,877	$70,395	$139,643	$138,511

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet centers acquired:		Outlet center Expansions:
Daytona Beach	November 2016	Fort Myers	January 2016	Glendale (Westgate)	June 2016	Lancaster (under construction)
		Westbrook	May 2017	Savannah	August 2016

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

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2017, excluding the Westbrook outlet center, which was sold in the second quarter of 2017, we had approximately 1.5 million square feet, or 12% of our consolidated portfolio at that time, coming up for renewal during 2017. During the first six months of 2017, we renewed approximately 1.0 million square feet of this space at a 10% increase in the average base rental rate compared to the expiring rate. We also re-tenanted approximately 336,000 square feet at a 2% increase in the average base rental rate. In addition, we continue to attract and retain additional tenants. However, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 96% and 97% as of June 30, 2017 and 2016, respectively.

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

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. In addition, in October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of June 30, 2017, the fair value of these contracts is an asset of $4.2 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of June 30, 2017, 13% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.3 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2017	December 31, 2016
Fair value of debt	$1,746,472	$1,704,644
Recorded value of debt	$1,729,002	$1,687,866

A 100 basis point increase from prevailing interest rates at June 30, 2017 and December 31, 2016 would result in a decrease in fair value of total debt of approximately $65.3 million and $69.1 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of June 30, 2017. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2017. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 19, 2017, we announced that our Board of Directors authorized the repurchase of up to $125 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated stock repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2017 to April 30, 2017	—	$—	—	$125.0
May 1, 2017 to May 31, 2017	1,307,481	26.25	1,307,481	90.7
June 1, 2017 to June 30, 2017	190,500	26.26	190,500	85.7
Total	1,497,981	$26.25	1,497,981	$85.7

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

4.1
Eleventh Supplemental Indenture (Supplement to Indenture dated as of March 1, 1996) dated July 3, 2017. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated July 3, 2017).

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 2, 2017

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Senior Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Descriptions

4.1
Eleventh Supplemental Indenture (Supplement to Indenture dated as of March 1, 1996) dated July 3, 2017. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated July 3, 2017).

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.