Form 10-Q
period 2017-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2017-11-08
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 3, 2017, there were 94,528,188 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,528,188 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2017	December 31, 2016
Assets
Rental property:
Land	$268,821	$272,153
Buildings, improvements and fixtures	2,694,549	2,647,477
Construction in progress	87,762	46,277
	3,051,132	2,965,907
Accumulated depreciation	(875,121)	(814,583)
Total rental property, net	2,176,011	2,151,324
Cash and cash equivalents	8,773	12,222
Investments in unconsolidated joint ventures	125,819	128,104
Deferred lease costs and other intangibles, net	135,768	151,579
Prepaids and other assets	95,075	82,985
Total assets	$2,541,446	$2,526,214
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,134,181	$1,135,309
Unsecured term loan, net	323,011	322,410
Mortgages payable, net	170,776	172,145
Unsecured lines of credit, net	146,013	58,002
Total debt	1,773,981	1,687,866
Accounts payable and accrued expenses	84,091	78,143
Other liabilities	74,339	54,764
Total liabilities	1,932,411	1,820,773
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 94,528,188 and 96,095,891 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	945	961
Paid in capital	781,020	820,251
Accumulated distributions in excess of net income	(183,975)	(122,701)
Accumulated other comprehensive loss	(19,713)	(28,295)
Equity attributable to Tanger Factory Outlet Centers, Inc.	578,277	670,216
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	30,758	35,066
Noncontrolling interests in other consolidated partnerships	—	159
Total equity	609,035	705,441
Total liabilities and equity	$2,541,446	$2,526,214

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Base rentals	$80,349	$79,569	$241,467	$227,195
Percentage rentals	3,138	2,995	6,798	7,471
Expense reimbursements	34,180	33,125	104,801	97,121
Management, leasing and other services	588	806	1,776	3,259
Other income	2,510	2,642	6,905	6,229
Total revenues	120,765	119,137	361,747	341,275
Expenses:
Property operating	37,571	37,442	115,074	110,328
General and administrative	10,934	12,128	33,846	35,368
Acquisition costs	—	487	—	487
Abandoned pre-development costs	(99)	—	528	—
Depreciation and amortization	30,976	29,205	95,175	82,078
Total expenses	79,382	79,262	244,623	228,261
Operating income	41,383	39,875	117,124	113,014
Other income (expense):
Interest expense	(16,489)	(15,516)	(49,496)	(44,200)
Loss on early extinguishment of debt	(35,626)	—	(35,626)	—
Gain on sale of assets	—	1,418	6,943	6,305
Gain on previously held interest in acquired joint venture	—	46,258	—	95,516
Other non-operating income (expense)	591	24	683	378
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(10,141)	72,059	39,628	171,013
Equity in earnings (losses) of unconsolidated joint ventures	(5,893)	715	(1,201)	7,680
Net income (loss)	(16,034)	72,774	38,427	178,693
Noncontrolling interests in Operating Partnership	815	(3,668)	(1,920)	(9,009)
Noncontrolling interests in other consolidated partnerships	—	(2)	—	(13)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(15,219)	$69,104	$36,507	$169,671

Basic earnings per common share:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.77
Diluted earnings per common share:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.76

Dividends declared per common share	$0.3425	$0.3250	$1.01	$0.9350
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(16,034)	$72,774	$38,427	$178,693
Other comprehensive income:
Foreign currency translation adjustments	4,737	(1,731)	8,821	6,970
Change in fair value of cash flow hedges	39	2,228	217	(1,601)
Other comprehensive income	4,776	497	9,038	5,369
Comprehensive income (loss)	(11,258)	73,271	47,465	184,062
Comprehensive (income) loss attributable to noncontrolling interests	573	(3,695)	(2,376)	(9,294)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(10,685)	$69,576	$45,089	$174,768
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	36,507	—	36,507	1,920	—	38,427
Other comprehensive income	—	—	—	8,582	8,582	456	—	9,038
Compensation under Incentive Award Plan	—	10,891	—	—	10,891	—	—	10,891
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 411,968 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Repurchase of 1,911,585 common shares, including transaction costs	(19)	(49,343)	—	—	(49,362)	—	—	(49,362)
Withholding of 69,886 common shares for employee income taxes	(1)	(2,435)	—	—	(2,436)	—	—	(2,436)
Adjustment for noncontrolling interests in Operating Partnership	—	1,606	—	—	1,606	(1,606)	—	—
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	—	—	(159)	(159)
Common dividends ($1.01 per share)	—	—	(97,781)	—	(97,781)	—	—	(97,781)
Distributions to noncontrolling interests	—	—	—	—	—	(5,078)	—	(5,078)
Balance, September 30, 2017	$945	$781,020	$(183,975)	$(19,713)	$578,277	$30,758	$—	$609,035

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$38,427	$178,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,175	82,078
Amortization of deferred financing costs	2,640	2,350
Gain on sale of assets	(6,943)	(6,305)
Gain on previously held interest in acquired joint venture	—	(95,516)
Loss on early extinguishment of debt	35,626	—
Equity in (earnings) losses of unconsolidated joint ventures	1,201	(7,680)
Equity-based compensation expense	10,114	11,815
Amortization of debt (premiums) and discounts, net	363	1,160
Amortization (accretion) of market rent rate adjustments, net	2,107	2,087
Straight-line rent adjustments	(4,749)	(5,092)
Distributions of cumulative earnings from unconsolidated joint ventures	8,128	10,571
Changes in other assets and liabilities:
Other assets	(1,131)	1,093
Accounts payable and accrued expenses	653	2,512
Net cash provided by operating activities	181,611	177,766
INVESTING ACTIVITIES
Additions to rental property	(132,612)	(112,213)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	—	(45,219)
Additions to investments in unconsolidated joint ventures	(4,033)	(27,851)
Net proceeds from sale of assets	39,213	28,706
Change in restricted cash	—	118,370
Additions to non-real estate assets	(8,384)	(8,982)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,019	14,193
Additions to deferred lease costs	(4,218)	(5,273)
Other investing activities	4,963	(1,221)
Net cash used in investing activities	(89,052)	(39,490)
FINANCING ACTIVITIES
Cash dividends paid	(97,781)	(109,879)
Distributions to noncontrolling interests in Operating Partnership	(5,078)	(5,786)
Proceeds from revolving credit facility	543,866	733,450
Repayments of revolving credit facility	(456,666)	(727,750)
Proceeds from notes, mortgages and loans	299,460	338,270
Repayments of notes, mortgages and loans	(302,240)	(329,603)
Payment of make-whole premium related to early extinguishment of debt	(34,143)	—
Repayment of deferred financing obligation	—	(28,388)
Repurchase of common shares, including transaction costs	(49,362)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,436)	(2,164)
Additions to deferred financing costs	(2,900)	(4,243)
Proceeds from exercise of options	54	1,693
Proceeds from other financing activities	12,054	35
Payment for other financing activities	(782)	(99)
Net cash used in financing activities	(95,954)	(134,464)
Effect of foreign currency rate changes on cash and cash equivalents	(54)	532
Net increase (decrease) in cash and cash equivalents	(3,449)	4,344
Cash and cash equivalents, beginning of period	12,222	21,558
Cash and cash equivalents, end of period	$8,773	$25,902
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2017	December 31, 2016
Assets
Rental property:
Land	$268,821	$272,153
Buildings, improvements and fixtures	2,694,549	2,647,477
Construction in progress	87,762	46,277
	3,051,132	2,965,907
Accumulated depreciation	(875,121)	(814,583)
Total rental property, net	2,176,011	2,151,324
Cash and cash equivalents	8,669	12,199
Investments in unconsolidated joint ventures	125,819	128,104
Deferred lease costs and other intangibles, net	135,768	151,579
Prepaids and other assets	94,550	82,481
Total assets	$2,540,817	$2,525,687
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,134,181	$1,135,309
Unsecured term loan, net	323,011	322,410
Mortgages payable, net	170,776	172,145
Unsecured lines of credit, net	146,013	58,002
Total debt	1,773,981	1,687,866
Accounts payable and accrued expenses	83,462	77,616
Other liabilities	74,339	54,764
Total liabilities	1,931,782	1,820,246
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at September 30, 2017 and December 31, 2016	5,854	6,485
Limited partners, 5,027,781 and 5,027,781 Class A common units, and 93,528,188 and 95,095,891 Class B common units outstanding at September 30, 2017 and December 31, 2016, respectively	623,977	728,631
Accumulated other comprehensive loss	(20,796)	(29,834)
Total partners' equity	609,035	705,282
Noncontrolling interests in consolidated partnerships	—	159
Total equity	609,035	705,441
Total liabilities and equity	$2,540,817	$2,525,687
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Base rentals	$80,349	$79,569	$241,467	$227,195
Percentage rentals	3,138	2,995	6,798	7,471
Expense reimbursements	34,180	33,125	104,801	97,121
Management, leasing and other services	588	806	1,776	3,259
Other income	2,510	2,642	6,905	6,229
Total revenues	120,765	119,137	361,747	341,275
Expenses:
Property operating	37,571	37,442	115,074	110,328
General and administrative	10,934	12,128	33,846	35,368
Acquisition costs	—	487	—	487
Abandoned pre-development costs	(99)	—	528	—
Depreciation and amortization	30,976	29,205	95,175	82,078
Total expenses	79,382	79,262	244,623	228,261
Operating income	41,383	39,875	117,124	113,014
Other income (expense):
Interest expense	(16,489)	(15,516)	(49,496)	(44,200)
Loss on early extinguishment of debt	(35,626)	—	(35,626)	—
Gain on sale of assets	—	1,418	6,943	6,305
Gain on previously held interest in acquired joint venture	—	46,258	—	95,516
Other non-operating income (expense)	591	24	683	378
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(10,141)	72,059	39,628	171,013
Equity in earnings (losses) of unconsolidated joint ventures	(5,893)	715	(1,201)	7,680
Net income (loss)	(16,034)	72,774	38,427	178,693
Noncontrolling interests in consolidated partnerships	—	(2)	—	(13)
Net income (loss) available to partners	(16,034)	72,772	38,427	178,680
Net income (loss) available to limited partners	(15,874)	72,052	38,048	176,912
Net income (loss) available to general partner	$(160)	$720	$379	$1,768

Basic earnings per common unit:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.77
Diluted earnings per common unit:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.76

Distribution declared per common unit	$0.3425	$0.3250	$1.01	$0.9350
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(16,034)	$72,774	$38,427	$178,693
Other comprehensive income:
Foreign currency translation adjustments	4,737	(1,731)	8,821	6,970
Changes in fair value of cash flow hedges	39	2,228	217	(1,601)
Other comprehensive income	4,776	497	9,038	5,369
Comprehensive income (loss)	(11,258)	73,271	47,465	184,062
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	(2)	—	(13)
Comprehensive income (loss) attributable to the Operating Partnership	$(11,258)	$73,269	$47,465	$184,049
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	1,768	176,912	—	178,680	13	178,693
Other comprehensive income	—	—	5,369	5,369	—	5,369
Compensation under Incentive Award Plan	—	12,556	—	12,556	—	12,556
Issuance of 57,700 common units upon exercise of options	—	1,693	—	1,693	—	1,693
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 66,427 common units for employee income taxes	—	(2,164)	—	(2,164)	—	(2,164)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustments for noncontrolling interests in consolidated partnerships	—	4	—	4	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($.935 per common unit)	(935)	(93,540)	—	(94,475)	—	(94,475)
Distributions to noncontrolling interests	—	—	—	—	(145)	(145)
Balance, September 30, 2016	$6,559	$732,266	$(33,333)	$705,492	$160	$705,652

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	379	38,048	—	38,427	—	38,427
Other comprehensive income	—	—	9,038	9,038	—	9,038
Compensation under Incentive Award Plan	—	10,891	—	10,891	—	10,891
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 411,968 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,911,585 units, including transaction costs	—	(49,362)	—	(49,362)	—	(49,362)
Withholding of 69,886 common units for employee income taxes	—	(2,436)	—	(2,436)	—	(2,436)
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	(159)	(159)
Common distributions ($1.01 per common unit)	(1,010)	(101,849)	—	(102,859)	—	(102,859)
Balance, September 30, 2017	$5,854	$623,977	$(20,796)	$609,035	$—	$609,035

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$38,427	$178,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,175	82,078
Amortization of deferred financing costs	2,640	2,350
Gain on sale of assets	(6,943)	(6,305)
Gain on previously held interest in acquired joint venture	—	(95,516)
Loss on early extinguishment of debt	35,626	—
Equity in (earnings) losses of unconsolidated joint ventures	1,201	(7,680)
Equity-based compensation expense	10,114	11,815
Amortization of debt (premiums) and discounts, net	363	1,160
Amortization (accretion) of market rent rate adjustments, net	2,107	2,087
Straight-line rent adjustments	(4,749)	(5,092)
Distributions of cumulative earnings from unconsolidated joint ventures	8,128	10,571
Changes in other assets and liabilities:
Other assets	(1,110)	780
Accounts payable and accrued expenses	551	2,782
Net cash provided by operating activities	181,530	177,723
INVESTING ACTIVITIES
Additions to rental property	(132,612)	(112,213)
Acquisitions of interests in unconsolidated joint ventures, net of cash acquired	—	(45,219)
Additions to investments in unconsolidated joint ventures	(4,033)	(27,851)
Net proceeds from sale of assets	39,213	28,706
Change in restricted cash	—	118,370
Additions to non-real estate assets	(8,384)	(8,982)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,019	14,193
Additions to deferred lease costs	(4,218)	(5,273)
Other investing activities	4,963	(1,221)
Net cash used in investing activities	(89,052)	(39,490)
FINANCING ACTIVITIES
Cash distributions paid	(102,859)	(115,665)
Proceeds from revolving credit facility	543,866	733,450
Repayments of revolving credit facility	(456,666)	(727,750)
Proceeds from notes, mortgages and loans	299,460	338,270
Repayments of notes, mortgages and loans	(302,240)	(329,603)
Payment of make-whole premium related to early extinguishment of debt	(34,143)	—
Repayment of deferred financing obligation	—	(28,388)
Repurchase of units, including transaction costs	(49,362)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,436)	(2,164)
Additions to deferred financing costs	(2,900)	(4,243)
Proceeds from exercise of options	54	1,693
Proceeds from other financing activities	12,054	35
Payment for other financing activities	(782)	(99)
Net cash used in financing activities	(95,954)	(134,464)
Effect of foreign currency on cash and cash equivalents	(54)	532
Net increase (decrease) in cash and cash equivalents	(3,530)	4,301
Cash and cash equivalents, beginning of period	12,199	21,552
Cash and cash equivalents, end of period	$8,669	$25,853
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2017, we owned and operated 35 consolidated outlet centers, with a total gross leasable area of approximately 12.6 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,528,188 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 5,027,781 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

For certain investments in real estate joint ventures, we record our equity in the venture's net income or loss under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

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

3. Disposition of Property

The following table sets forth certain summarized information regarding the property sold during the nine months ended September 30, 2017:

Property	Location	Date Sold	Square Feet (in 000's)	Net Sales Proceeds (in 000's)	Gain on Sale(in 000's)
Westbrook	Westbrook, CT	May 2017	290	$39,212	$6,943

The rental property sold did not meet the criteria for reporting discontinued operations, thus its results of operations have remained in continuing operations.

4. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of September 30, 2017:

Project	Approximate square feet (in 000's)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$74.7	October 2017

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center center in the greater Fort Worth, Texas area. The outlet center is located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Interest Costs Capitalized

Interest costs capitalized for development activities, including development in our unconsolidated joint ventures, was $798,000 and $2.0 million for the three and nine months ended September 30, 2017, respectively, and $574,000 and $1.7 million for the three and nine months ended September 30, 2016, respectively.

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.8	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.4	86.4
RioCan Canada	Various	50.0%	924	116.6	11.4
Investments included in total assets				$125.8

Charlotte(3)	Charlotte, NC	50.0%	398	$(3.6)	$89.8
Galveston/Houston (2)(3)	Texas City, TX	50.0%	353	(12.5)	79.4
Investments included in other liabilities				$(16.1)

As of December 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.7	$84.2
National Harbor	National Harbor, MD	50.0%	341	4.1	86.1
RioCan Canada	Various	50.0%	901	117.3	11.1
Investments included in total assets				$128.1

Charlotte(3)	Charlotte, NC	50.0%	398	$(2.5)	$89.7
Galveston/Houston (2)(3)	Texas City, TX	50.0%	353	(3.8)	64.9
Investments included in other liabilities				$(6.3)

(1)	Net of debt origination costs and including premiums of $1.6 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively.

(2)
In July 2017, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to an interest rate of LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $14.5 million equally between the partners.

(3)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fee:
Management and marketing	$564	$656	1,676	2,199
Development and leasing	20	65	$87	$611
Loan guarantee	4	85	13	449
Total Fees	$588	$806	$1,776	$3,259

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.7 million for both the period ended September 30, 2017 and the period ended December 31, 2016) are amortized over the various useful lives of the related assets.

RioCan Canada

Rental property held and used by our RioCan joint venture is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount, and if less, we recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During the third quarter 2017, the joint venture determined for its Bromont and Saint Sauveur, Quebec outlet centers that the estimated future undiscounted cash flows of that property did not exceed the property's carrying value based on our expectations of the future performance of the centers. Therefore, the joint venture recorded a $18.0 million non-cash impairment charge in its statement of operations, which equaled the excess of the properties carrying value over its fair value. The fair value was determined using a market approach considering the prevailing market income capitalization rates for similar assets. Our share of this impairment charge, $9.0 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2017	December 31, 2016
Assets
Land	$95,998	$88,015
Buildings, improvements and fixtures	514,865	503,548
Construction in progress, including land under development	2,849	13,037
	613,712	604,600
Accumulated depreciation	(88,163)	(67,431)
Total rental property, net	525,549	537,169
Cash and cash equivalents	23,769	27,271
Deferred lease costs and other intangibles, net	11,436	13,612
Prepaids and other assets	16,262	12,567
Total assets	$577,016	$590,619
Liabilities and Owners' Equity
Mortgages payable, net	$351,322	$335,971
Accounts payable and other liabilities	13,463	20,011
Total liabilities	364,785	355,982
Owners' equity	212,231	234,637
Total liabilities and owners' equity	$577,016	$590,619

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2017	2016	2017	2016
Revenues	$25,241	$25,654	$72,588	$82,693
Expenses:
Property operating	8,987	9,103	27,242	30,499
General and administrative	72	95	289	390
Asset impairment	18,042	5,838	18,042	5,838
Depreciation and amortization	6,998	8,001	21,453	26,208
Total expenses	34,099	23,037	67,026	62,935
Operating income (loss)	(8,858)	2,617	5,562	19,758
Interest expense	(2,776)	(1,925)	(7,497)	(7,161)
Other non-operating income	20	2	23	5
Net income (loss)	$(11,614)	$694	$(1,912)	$12,602

The Company and Operating Partnership's share of:
Net income (loss)	$(5,893)	$715	$(1,201)	$7,680
Depreciation and amortization expense (real estate related)	$3,583	$4,325	$10,971	$15,472

6. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	September 30, 2017	December 31, 2016
Unsecured lines of credit	$148,200	$61,000
Unsecured term loan	$325,000	$325,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2017		December 31, 2016
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	6.125%	June 2020	$—	$—	$300,000	$298,226
Senior notes	3.875%	December 2023	250,000	245,882	250,000	245,425
Senior notes	3.750%	December 2024	250,000	247,321	250,000	247,058
Senior notes	3.125%	September 2026	350,000	344,993	350,000	344,600
Senior notes	3.875%	July 2027	300,000	295,985	—	—

Mortgages payable:
Atlantic City (2)	5.14%-7.65%	November 2021- December 2026	38,230	40,747	40,471	43,286
Foxwoods	LIBOR + 1.55%	December 2017	70,250	70,174	70,250	69,902
Southaven	LIBOR + 1.75%	April 2018	60,000	59,855	59,277	58,957
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	323,011	325,000	322,410
Unsecured lines of credit	LIBOR + 0.90%	October 2019	148,200	146,013	61,000	58,002
			$1,791,680	$1,773,981	$1,705,998	$1,687,866

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

Certain of our properties, which had a net book value of approximately $314.5 million at September 30, 2017, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. As of September 30, 2017, letters of credit totaling approximately $5.5 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of September 30, 2017, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $32.8 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2017, we were in compliance with all of our debt covenants.

$300.0 Million Unsecured Senior Notes due 2027

In July 2017, we completed an underwritten public offering of $300.0 million of 3.875% senior notes due 2027 (the "2027 Notes"). The 2027 Notes priced at 99.579% of the principal amount to yield 3.926% to maturity. The 2027 Notes pay interest semi-annually at a rate of 3.875% per annum and mature on July 15, 2027. The estimated net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $295.9 million. In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a “make-whole” premium of approximately $34.1 million. In addition, we wrote off approximately $1.5 million of unamortized debt discount and debt origination costs related to the 2020 Notes.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2017 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2017	$71,017
2018	63,183
2019	151,569
2020	3,566
2021	330,793
Thereafter	1,171,552
Subtotal	1,791,680
Net discount and debt origination costs	(17,699)
Total	$1,773,981

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2017	December 31, 2016
Assets (Liabilities):
November 14, 2013	August 14, 2018	$50,000	1 month LIBOR	1.3075%	$52	$(119)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.2970%	56	(110)
November 14, 2013	August 14, 2018	50,000	1 month LIBOR	1.3025%	54	(115)
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0390%	1,147	1,227
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0395%	1,146	1,226
April 13, 2016	January 1, 2021	50,000	1 month LIBOR	1.0400%	1,145	1,222
April 13, 2016	January 1, 2021	25,000	1 month LIBOR	0.9915%	611	662
Total		$325,000			$4,211	$3,993

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three and nine months ended September 30, 2017 and 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$39	$2,228	$217	$(1,601)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$4,211	$—	$4,211	$—
Total assets	$4,211	$—	$4,211	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2016:
Asset:
Interest rate swaps (prepaids and other assets)	$3,993	$—	$3,993	$—
Total assets	$3,993	$—	$3,993	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2017	December 31, 2016
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,153,778	1,137,976
Level 3 Significant Unobservable Inputs	647,877	566,668
Total fair value of debt	$1,801,655	$1,704,644

Recorded value of debt	$1,773,981	$1,687,866

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

10. Share Repurchase Program

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. Between May 19, 2017 and August 25, 2017 we repurchased approximately 1.9 million common shares on the open market at an average price of $25.80, totaling approximately $49.3 million, exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of September 30, 2017 was approximately $75.7 million.

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

The following table sets forth the changes in outstanding partnership units for the nine months ended September 30, 2017 and September 30, 2016:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Grant of restricted common share awards by the Company, net of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	57,700	57,700
Units withheld for employee income taxes	—	—	(66,427)	(66,427)
Balance September 30, 2016	1,000,000	5,052,743	95,069,262	100,122,005

Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company, net of forfeitures	—	—	411,968	411,968
Repurchase of units	—	—	(1,911,585)	(1,911,585)
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance September 30, 2017	1,000,000	5,027,781	93,528,188	98,555,969

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(15,219)	$69,104	$36,507	$169,671
Less allocation of earnings to participating securities	(306)	(627)	(907)	(1,649)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(15,525)	$68,477	$35,600	$168,022
Denominator:
Basic weighted average common shares	93,923	95,156	94,781	95,075
Effect of notional units	—	426	—	393
Effect of outstanding options and certain restricted common shares	—	90	23	69
Diluted weighted average common shares	93,923	95,672	94,804	95,537
Basic earnings per common share:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.77
Diluted earnings per common share:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.76

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the both the three and nine months ended September 30, 2017, 858,116 notional units were excluded from the computation, respectively, and for the three and nine months ended September 30, 2016, 531,746 and 564,849 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended September 30, 2017, 235,700 options were excluded from the computation and for the nine months ended September 30, 2017, 173,500 options were excluded from the computation. For the three months ended September 30, 2016, there were no options excluded from the computation. For the nine months ended September 30, 2016, 145,300 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$(16,034)	$72,772	$38,427	$178,680
Less allocation of earnings to participating securities	(306)	(629)	(907)	(1,651)
Net income (loss) available to common unitholders of the Operating Partnership	$(16,340)	$72,143	$37,520	$177,029
Denominator:
Basic weighted average common units	98,951	100,209	99,809	100,127
Effect of notional units	—	426	—	393
Effect of outstanding options and certain restricted common units	—	90	23	69
Diluted weighted average common units	98,951	100,725	99,832	100,589
Basic earnings per common unit:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.77
Diluted earnings per common unit:
Net income (loss)	$(0.17)	$0.72	$0.38	$1.76

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2017, 858,116 notional units were excluded from the computation and for the three and nine months ended September 30, 2016, 531,746 and 546,849 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended September 30, 2017, 235,700 options were excluded from the computation and for the nine months ended September 30, 2017, 173,500 options were excluded from the computation. For the three months ended September 30, 2016, there were no options excluded from the computation. For the nine months ended September 30, 2016, 145,300 options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted common shares	$2,302	$3,020	$7,039	$8,527
Notional unit performance awards	939	1,057	2,870	2,967
Options	77	83	205	321
Total equity-based compensation	$3,318	$4,160	$10,114	$11,815

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity-based compensation expense capitalized	$267	$244	$777	$741

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

For certain shares that vest during the period, we withhold shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 69,886 for the nine months ended September 30, 2017. No shares were withheld for the three months ended September 30, 2017. The total number of shares withheld upon vesting was 6,045 and 66,427 for the three and nine months ended September 30, 2016, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.4 million for the nine months ended September 30, 2017 and was $244,000 and $2.2 million for the three and nine months ended September 30, 2016, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2017 OPP awards granted during the nine months ended September 30, 2017 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

2014 Outperformance Plan

On December 31, 2016, the measurement period for the 2014 Outperformance Plan ('the 2014 OPP") expired. Based on the Company’s absolute share price appreciation (or total shareholder return) over the three year measurement period, we issued 184,455 restricted common shares in January 2017, with 94,663 vesting immediately and the remaining to vest in January one year thereafter, contingent upon continued employment with the Company through the vesting date. Our relative total shareholder return for the 2014 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2014 OPP.

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2017 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2017	$(28,209)	$3,962	$(24,247)	$(1,534)	$209	$(1,325)
Other comprehensive income before reclassifications	4,497	89	4,586	240	5	245
Reclassification out of accumulated other comprehensive income into interest expense	—	(52)	(52)	—	(3)	(3)
Balance September 30, 2017	$(23,712)	$3,999	$(19,713)	$(1,294)	$211	$(1,083)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2016	$(32,087)	$3,792	$(28,295)	$(1,740)	$201	$(1,539)
Other comprehensive income (loss) before reclassifications	8,375	(154)	8,221	446	(9)	437
Reclassification out of accumulated other comprehensive income into interest expense	—	361	361	—	19	19
Balance September 30, 2017	$(23,712)	$3,999	$(19,713)	$(1,294)	$211	$(1,083)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2016	$(27,869)	$(4,221)	$(32,090)	$(1,516)	$(224)	$(1,740)
Other comprehensive income (loss) before reclassifications	(1,644)	1,596	(48)	(87)	84	(3)
Reclassification out of accumulated other comprehensive income into interest expense	—	520	520	—	28	28
Balance September 30, 2016	$(29,513)	$(2,105)	$(31,618)	$(1,603)	$(112)	$(1,715)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Other comprehensive income (loss) before reclassifications	6,617	(2,885)	3,732	353	(154)	199
Reclassification out of accumulated other comprehensive income into interest expense	—	1,365	1,365	—	73	73
Balance September 30, 2016	$(29,513)	$(2,105)	$(31,618)	$(1,603)	$(112)	$(1,715)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $444,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of September 30, 2017.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2017 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2017	$(29,743)	$4,171	$(25,572)
Other comprehensive income before reclassifications	4,737	94	4,831
Reclassification out of accumulated other comprehensive income into interest expense	—	(55)	(55)
Balance September 30, 2017	$(25,006)	$4,210	$(20,796)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2016	$(33,827)	$3,993	$(29,834)
Other comprehensive income (loss) before reclassifications	8,821	(163)	8,658
Reclassification out of accumulated other comprehensive income into interest expense	—	380	380
Balance September 30, 2017	$(25,006)	$4,210	$(20,796)

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2016	$(29,385)	$(4,445)	$(33,830)
Other comprehensive income (loss) before reclassifications	(1,731)	1,680	(51)
Reclassification out of accumulated other comprehensive income into interest expense	—	548	548
Balance September 30, 2016	$(31,116)	$(2,217)	$(33,333)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Other comprehensive income (loss) before reclassifications	6,970	(3,039)	3,931
Reclassification out of accumulated other comprehensive income into interest expense	—	1,438	1,438
Balance September 30, 2016	$(31,116)	$(2,217)	$(33,333)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $444,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of September 30, 2017.

17. Non-Cash Activities

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	September 30, 2017	September 30, 2016
Costs relating to construction included in accounts payable and accrued expenses	$27,090	$20,340

18. New Accounting Pronouncements

Recently adopted accounting standards

In August 2016, the FASB issued ASU 2016-15, the Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-15F of the same name, and addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  This ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The ASU should be adopted using a retrospective transition approach. We early adopted ASU 2016-15 during the third quarter of 2017, with retrospective application to our consolidated statements of cash flows. For distributions received from equity method investees, we have chosen the cumulative-earnings approach, which is also our current policy for these distributions. ASU 2016-15 requires debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. As such, the make-whole premium related to the 2020 notes has been classified as a financing activity. The retrospective application of ASU 2016-15 had no impact on any of the prior periods presented.

Recently issued accounting standards to be adopted

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. ASU 2017-07 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We will adopt ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach. We do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate lease contracts, which the majority of our revenue is derived.  The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property, including real estate. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods. In March 2016, April 2016, and May 2016, the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients.

We will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Our revenues that will be impacted by this standard primarily include revenue from management, marketing, development, and leasing fees for services performed related to various joint ventures that we manage and other ancillary income earned at our properties. While the total revenue recognized over time would not differ under the new guidance, the recognition pattern may be different under the new guidance. Through the nine months ended September 30, 2017 and for the year ended December 31, 2016, these revenues were approximately 3% of consolidated revenue, for both periods. As a result, we currently do not expect the adoption of ASU 2014-09 or related amendments and modifications by the FASB to have a material impact on the amount of revenue we recognize in our consolidated financial statements but we do expect to have additional disclosure and reclassification of amounts with in our revenue section of the consolidated income statement as required by the adoption of ASU 2014-09. In addition, we currently expect our cumulative catch-up upon the adoption of this standard, if any, will not be material.

19. Subsequent Events

In October 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on November 15, 2017 to each shareholder of record on October 31, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Subsequent to quarter end, we successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to the Company. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement.  On November 3, 2017, Tanger repaid the $70.3 million floating rate mortgage loan secured by the property with borrowings under its unsecured floating rate lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2016. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

As of September 30, 2017, we had 35 consolidated outlet centers in 22 states totaling 12.6 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2016 to September 30, 2017 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Opened/Disposed	Square Feet	Outlet Centers	Square Feet	Outlet Centers
As of January 1, 2016		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Daytona Beach	Fourth Quarter	349	1	—	—
Acquisitions:
Westgate	Second Quarter	408	1	(408)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansions:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Demolition:
Lancaster	Various	(25)	—	—	—
Other		12	—	(1)	—
As of December 31, 2016		12,710	36	2,348	8
Expansion:
Ottawa	Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		7	—	(16)	—
As of September 30, 2017		12,575	35	2,371	8

Our Westgate and Savannah outlet centers were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively.

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2017. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	749,074	95
Riverhead, New York (1)	100	729,706	98
Rehoboth Beach, Delaware (1)	100	557,404	99
Foley, Alabama	100	556,677	99
Atlantic City, New Jersey (1) (4)	99	489,706	87
San Marcos, Texas	100	471,816	97
Sevierville, Tennessee (1)	100	448,355	100
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	425,334	94
Jeffersonville, Ohio	100	411,849	95
Glendale, Arizona (Westgate)	100	407,673	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,339	100
Charleston, South Carolina	100	382,117	97
Lancaster, Pennsylvania	100	377,299	93
Pittsburgh, Pennsylvania	100	372,958	100
Commerce, Georgia	100	371,408	97
Grand Rapids, Michigan	100	357,080	97
Daytona Beach, Florida	100	351,704	97
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,070	97
Gonzales, Louisiana	100	321,066	99
Southaven, Mississippi (2) (4)	50	320,341	97
Park City, Utah	100	319,661	97
Mebane, North Carolina	100	318,910	100
Howell, Michigan	100	314,459	98
Mashantucket, Connecticut (Foxwoods) (1) (2) (4)	67	311,614	94
Williamsburg, Iowa	100	276,331	97
Tilton, New Hampshire	100	250,107	93
Hershey, Pennsylvania	100	247,500	100
Hilton Head II, South Carolina	100	206,564	96
Ocean City, Maryland (1)	100	198,800	98
Hilton Head I, South Carolina	100	181,670	99
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,009	98
Nags Head, North Carolina	100	82,161	100
Totals		12,574,512	97 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Daytona Beach outlet center which opened during the fourth quarter of 2016 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,844	99
Ottawa, Ontario	50	355,497	93
Columbus, Ohio (1)	50	355,220	96
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	98
Cookstown, Ontario	50	307,779	98
Bromont, Quebec	50	161,307	72
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,370,913	95	(2)

(1)	Property encumbered by mortgage. See note 5 to the consolidated financial statements for further details of our debt obligations.

(2)	Excludes the occupancy rate at our Columbus outlet center which opened during the second quarter of 2016 and has not yet stabilized.

Leasing Activity

The following table provides information for our consolidated outlet centers regarding space re-leased or renewed:

	Trailing twelve months ended September 30, 2017(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)(2)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	87	380	$34.76	$55.47	8.94	$28.56
Renewal	253	1,126	$32.56	$0.24	4.50	$32.51

	Trailing twelve months ended September 30, 2016(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)(2)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	103	401	$41.47	$57.04	8.54	$34.79
Renewal	290	1,337	$32.22	$0.41	4.71	$32.13

(1)	Includes information for consolidated portfolio outlet centers owned as of period end date.

(2)	Includes both minimum base rent and common area maintenance rents.

(3)
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

NET INCOME (LOSS)
Net income (loss) decreased $88.8 million in the 2017 period to a loss of $16.0 million as compared to income of $72.8 million for the 2016 period. The majority of this decrease was due to a loss on the early extinguishment of debt of $35.6 million in the 2017 period and a $46.3 million gain on the acquisition of our partners' equity interests in the Savannah joint venture in the 2016 period. This decrease was partially offset by improved operating income.

In the tables below, information set forth for new development represents our Daytona Beach outlet center, which opened in November 2016. Acquisitions include our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to acquiring our partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed include our Westbrook and Fort Myers outlet centers sold in May 2017 and January 2016, respectively.

BASE RENTALS
Base rentals increased $780,000, or 1%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Increase/(Decrease)
Base rentals from existing properties	$73,217	$73,523	$(306)
Base rentals from new development	1,978	—	1,978
Base rentals from acquisitions	5,294	4,131	1,163
Base rentals from property disposed	—	1,134	(1,134)
Termination fees	162	1,450	(1,288)
Amortization of above and below market rent adjustments, net	(302)	(669)	367
	$80,349	$79,569	$780

Base rentals from existing properties decreased due primarily to a slight decrease in average portfolio occupancy.

PERCENTAGE RENTALS
Percentage rentals increased $143,000, or 5%, in the 2017 period compared to the 2016 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels (contractual breakpoints") (in thousands):

	2017	2016	Increase/(Decrease)
Percentage rentals from existing properties	$2,738	$2,698	$40
Percentage rentals from new development	99	—	99
Percentage rentals from acquisitions	301	285	16
Percentage rentals from property disposed	—	12	(12)
	$3,138	$2,995	$143

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.1 million, or 3%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Increase/(Decrease)
Expense reimbursements from existing properties	$30,504	$30,538	$(34)
Expense reimbursements from new development	825	49	776
Expense reimbursements from acquisitions	2,851	1,952	899
Expense reimbursements from property disposed	—	586	(586)
	$34,180	$33,125	$1,055

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance ("CAM"), insurance, property tax, promotional, advertising and management expenses. Certain expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. and thus generally fluctuate consistently with the related expenses. Other expense reimbursements, such as promotional, advertising and certain CAM payments, represent contractual fixed rents and may escalate each year. See "Property Operating Expenses" below for a discussion of the decrease in operating expenses from our existing properties.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $218,000, or 27%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Increase/(Decrease)
Management and marketing	$564	$656	$(92)
Development and leasing	20	65	(45)
Loan guarantee	4	85	(81)
	$588	$806	$(218)

The decrease in management, leasing and other services is primarily due to having one fewer outlet center in our unconsolidated joint ventures in the 2017 period compared to the 2016 period. During August 2016, we acquired our venture partners' equity interests in the Savannah outlet center and received no fees subsequent to the acquisition date.

OTHER INCOME
Other income decreased $132,000, or 5% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Change
Other income from existing properties	$2,283	$2,434	$(151)
Other income from new developments	34	62	(28)
Other income from acquisitions	193	146	47
	$2,510	$2,642	$(132)

PROPERTY OPERATING EXPENSES
The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Increase/(Decrease)
Property operating expenses from existing properties	$34,315	$34,932	$(617)
Property operating expenses from new development	846	55	791
Property operating expenses from acquisitions	2,410	1,673	737
Property operating expenses from property disposed	—	782	(782)
	$37,571	$37,442	$129

The decrease in property operating expenses from existing properties was due to lower spending in the 2017 period for certain CAM and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.2 million, or 10% in the 2017 period compared to the 2016 period, due primarily due to the 2016 period including executive severance.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $1.8 million, or 6%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2016 period (in thousands):

	2017	2016	Increase/(Decrease)
Depreciation and amortization from existing properties	$25,912	$26,514	$(602)
Depreciation and amortization from new development	1,236	—	1,236
Depreciation and amortization from acquisitions	3,828	2,340	1,488
Depreciation and amortization from properties disposed	—	351	(351)
	$30,976	$29,205	$1,771

INTEREST EXPENSE AND LOSS ON EARLY EXTINGUISHMENT OF DEBT
In July 2017, we completed an underwritten public offering of $300.0 million of 3.875% senior notes due 2027 (the "2027 Notes"). In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a make-whole premium of approximately $34.1 million. The loss on early extinguishment of debt includes the make-whole premium and approximately $1.5 million of costs written off related to a debt discount and the remaining net book value of deferred 2020 Notes origination costs.

Interest expense increased $1.0 million, or 6%, in the 2017 period compared to the 2016 period, due primarily to the completed public offerings in August 2016 and October 2016, of an aggregate $350.0 million of 3.125% notes, the net proceeds of which were used to repay amounts outstanding under our unsecured lines of credit that had an approximate interest rate of 1.20%. Interest expense also increased due to the 30-day LIBOR interest rate, which impacts the interest rate associated with our floating rate debt, increasing in the 2017 period compared with the 2016 period and due to incremental interest paid during the redemption notice period when both the 2020 Notes and the 2027 Notes were outstanding. The overall increase was partially offset by a decrease in interest expense related to the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes.

GAIN ON PREVIOUSLY HELD INTEREST IN ACQUIRED JOINT VENTURE
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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $6.6 million or 924% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings (losses) of unconsolidated joint ventures (in thousands):

	2017	2016	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$(5,893)	$(3)	$(5,890)
Equity in earnings from properties previously held in unconsolidated joint ventures	—	718	(718)
	$(5,893)	$715	$(6,608)

Equity in earnings (losses) from existing properties includes our share of impairment charges totaling $9.0 million in the 2017 period related to the Bromont and Saint-Sauveur outlet centers in Canada, and totaling $2.9 million in the 2016 period related to the Bromont outlet center. The decrease in equity in earnings from properties previously held in unconsolidated joint ventures in 2016 is related to the Savannah joint venture. We acquired our venture partner's interest in the joint venture in August 2016 and have consolidated the results of operations of the center since the acquisition date.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

NET INCOME
Net income decreased $140.3 million in the 2017 period to $38.4 million as compared to $178.7 million for the 2016 period. The majority of this decrease was due to a loss on the early extinguishment of debt of $35.6 million in the 2017 period, a $95.5 million gain on the acquisition of our partners' equity interests in the Westgate and Savannah joint ventures in the 2016 period.

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

BASE RENTALS
Base rentals increased $14.3 million, or 6%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Change
Base rentals from existing properties	$216,954	$217,861	$(907)
Base rentals from new development	5,836	—	5,836
Base rentals from acquisitions	16,042	4,131	11,911
Base rentals from properties disposed	1,605	3,457	(1,852)
Termination fees	2,796	3,492	(696)
Amortization of above and below market rent adjustments, net	(1,766)	(1,746)	(20)
	$241,467	$227,195	$14,272

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy.

PERCENTAGE RENTALS
Percentage rentals decreased $673,000, or 9%, in the 2017 period compared to the 2016 period. Percentage rentals represents revenues based on a percentage of tenants' sales volume above predetermined levels ("contractual breakpoints") (in thousands):

	2017	2016	Increase/(Decrease)
Percentage rentals from existing properties	$5,998	$7,129	$(1,131)
Percentage rentals from new development	106	—	106
Percentage rentals from acquisitions	629	285	344
Percentage rentals from properties disposed	65	57	8
	$6,798	$7,471	$(673)

Decrease in percentage rentals is primarily due to a decrease in average sales per square foot for certain tenants for the rolling twelve months ended September 30, 2017, compared to the rolling twelve months ended September 30, 2016 and due to annual increases in contractual breakpoints in certain leases.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $7.7 million, or 8%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Change
Expense reimbursements from existing properties	$93,141	$93,296	$(155)
Expense reimbursements from new development	2,856	156	2,700
Expense reimbursements from acquisitions	8,052	1,952	6,100
Expense reimbursements from properties disposed	752	1,717	(965)
	$104,801	$97,121	$7,680

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance, insurance, property tax, promotional, advertising and management expenses. Certain expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property, and thus generally fluctuate consistently with the related expenses. Other expense reimbursements, such as promotional, advertising and certain CAM payments, represent contractual fixed rents and may escalate each year. See "Property Operating Expenses" below for a discussion of the decrease in operating expenses from our existing properties.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $1.5 million, or 46%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Change
Management and marketing	$1,676	$2,199	$(523)
Development and leasing	87	611	(524)
Loan guarantee	13	449	(436)
	$1,776	$3,259	$(1,483)

The decrease in management, leasing and other services is primarily due to having two fewer outlet centers in our unconsolidated joint ventures in the 2017 period compared to the 2016 period. During 2016, we acquired our venture partners' equity interests in the Westgate and Savannah outlet centers and received no fees subsequent to the acquisition dates. Offsetting the impact of the acquisitions was the addition of one new center in an unconsolidated joint venture, the Columbus outlet center, which opened in June 2016.

OTHER INCOME
Other income increased 676,000, or 11% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of other income (in thousands):

	2017	2016	Change
Other income from existing properties	$6,043	$6,004	$39
Other income from new development	148	—	148
Other income from acquisitions	613	162	451
Other income from properties disposed	101	63	38
	$6,905	$6,229	$676

PROPERTY OPERATING EXPENSES
Property operating expenses increased $4.7 million, or 4% in the 2017 period as compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Change
Property operating expenses from existing properties	$104,135	$106,147	$(2,012)
Property operating expenses from new development	3,139	163	2,976
Property operating expenses from acquisitions	6,801	1,689	5,112
Property operating expenses from properties disposed	999	2,329	(1,330)
	$115,074	$110,328	$4,746

The decrease in property operating expenses from existing properties was due to lower spending in the 2017 period for certain CAM and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.5 million, or 4%, in the 2017 period compared to the 2016 period, due primarily due to the 2016 period including executive severance.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $528,000 charge, representing the cumulative related pre-development costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $13.1 million, or 16%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2016 period (in thousands):

	2017	2016	Change
Depreciation and amortization expenses from existing properties	$79,537	$78,690	$847
Depreciation and amortization expenses from new development	3,524	—	3,524
Depreciation and amortization expenses from acquisitions	11,437	2,340	9,097
Depreciation and amortization from properties disposed	677	1,048	(371)
	$95,175	$82,078	$13,097

Depreciation and amortization increased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and demolition activities at one of our centers.

INTEREST EXPENSE AND LOSS ON EARLY EXTINGUISHMENT OF DEBT
In July 2017, we completed an underwritten public offering of $300.0 million of 3.875% senior notes due 2027 (the "2027 Notes"). In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a make-whole premium of approximately $34.1 million. The loss on early extinguishment of debt includes the make-whole premium and approximately $1.5 million of costs written off related to a debt discount and the remaining net book value of deferred 2020 Notes origination costs.

Interest expense increased $5.3 million, or 12%, in the 2017 period compared to the 2016 period, primarily due to (1) the impact of converting throughout 2016 $525.0 million of debt with floating interest rates to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate associated with our floating rate debt, increasing relative to its level in the 2016 period, (3) and the additional debt incurred related to the 2016 acquisitions of Westgate and Savannah.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $8.9 million or 116% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings (losses) of unconsolidated joint ventures (in thousands):

	2017	2016	Change
Equity in earnings (losses) from existing properties	$(2,293)	$3,671	$(5,964)
Equity in earnings from new development	1,092	366	726
Equity in earnings from properties previously held in unconsolidated joint ventures	—	3,643	(3,643)
	$(1,201)	$7,680	$(8,881)

Equity in earnings (losses) from existing properties includes our share of impairment charges totaling $9.0 million in the 2017 period related to the Bromont and Saint-Sauveur outlet centers in Canada, and totaling $2.9 million in the 2016 period related to the Bromont outlet center. . The increase in equity in earnings of unconsolidated joint ventures from new development is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The decrease in equity in earnings (losses) from properties previously held in unconsolidated joint ventures in 2016 is related to the Westgate and Savannah joint ventures. We acquired our venture partners' interest in each of these joint ventures in June 2016 and August 2016, respectively, and have consolidated the results of operations of these centers since the respective acquisition date.

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

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. Between May 19, 2017 and August 25, 2017 we repurchased approximately 1.9 million common shares on the open market at an average price of $25.80, totaling approximately $49.3 million exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of September 30, 2017 was approximately $75.7 million.

In October 2017, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on November 15, 2017 to each shareholder of record on October 31, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$181,530	$177,723	$3,807
Net cash used in investing activities	(89,052)	(39,490)	(49,562)
Net cash used in financing activities	(95,954)	(134,464)	38,510
Effect of foreign currency rate changes on cash and equivalents	(54)	532	(586)
Net increase (decrease) in cash and cash equivalents	$(3,530)	$4,301	$(7,831)

Operating Activities

The increase in net cash provided by operating activities in the 2017 period compared to the 2016 period was primarily due to incremental operating income as a result of the acquisition of our venture partners' interest in our Westgate and Savannah outlet centers, previously held in unconsolidated joint ventures, in June 2016 and August 2016, respectively, and the opening of our newest wholly owned outlet center in Daytona Beach, FL, which opened in November 2016.

Investing Activities

The primary cause for the increase in net cash used in investing activities was due to the change in restricted cash of $118.4 million. In the 2016 period, we used restricted cash, which represented a portion of the proceeds received from certain assets sales in 2015, to pay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to our Deer Park outlet center. Partially offsetting the increase in cash used in the 2017 period compared to the 2016 period was the cash used to acquire our venture partners' interest in our Westgate joint venture and Savannah joint venture in the 2016 period.

Financing Activities

The primary cause for the decrease in net cash used in financing activities is due to the incremental borrowings required to fund the Company's development needs, net of asset sales proceeds, in the 2017 period compared to the 2016 period. A significant portion of the 2016 development needs was funded with the $118.4 million held in restricted cash during that period. In addition, cash used was higher in the 2016 period compared to the 2017 period due to a special dividend of approximately $21.0 million that was paid during 2016.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2017	2016	Change
Capital expenditures analysis:
New center developments	$87,376	$74,441	$12,935
Major center renovations	13,813	13,908	(95)
Second generation tenant allowances	15,815	6,963	8,852
Other capital expenditures	19,791	8,576	11,215
	136,795	103,888	32,907
Conversion from accrual to cash basis	(4,183)	8,325	(12,508)
Additions to rental property-cash basis	$132,612	$112,213	$20,399

•
New center development expenditures, which include first generation tenant allowances, relate to construction expenditures for our Fort Worth, Daytona Beach, Lancaster and Tilton outlet centers in the 2017 period. The 2016 period included new center development expenditures for our Daytona Beach, Fort Worth, Southaven, and San Marcos outlet centers.

•
Major center renovations in both the 2017 and 2016 periods included construction activities at our Riverhead and our Rehoboth Beach outlet centers. The 2016 period also included renovations at our Howell outlet center while the 2017 period also included renovations at our Myrtle Beach 17 outlet center. We expect to spend approximately $7.7 million for the remainder of 2017 to complete our current renovation projects.

•	The increase in other capital expenditures in the 2017 period is primarily due to the installation of solar panels at several of our outlet centers and tenant interior build outs.
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

New Development of Consolidated Outlet Centers

The following table summarizes our projects under development as of September 30, 2017:

Project	Approximate square feet (in 000's)	Projected Total Net Cost per Square Foot (in dollars)	Projected Total Net Cost (in millions)	Costs Incurred to Date (in millions)	Projected Opening
New development:
Fort Worth	352	$256	$90.2	$74.7	October 2017

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center center in the greater Fort Worth, Texas area. The outlet center is located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

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

Financing Arrangements

As of September 30, 2017, unsecured borrowings represented 91% of our outstanding debt and 89% of the gross book value of our real estate portfolio was unencumbered. We maintain unsecured lines of credit that provide for borrowings of up to $520.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $500.0 million syndicated line. Our unsecured lines of credit bear interest at a rate of LIBOR + 0.90% and the syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. The unsecured lines of credit have an expiration date of October 24, 2019 with an option for a one year extension. The Company guarantees the Operating Partnership's obligations under these lines. As of September 30, 2017, we had $366.3 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $5.5 million.

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

Subsequent to quarter end, we successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to the Company. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement.  On November 3, 2017, Tanger repaid the $70.3 million floating rate mortgage loan secured by the property with borrowings under its unsecured floating rate lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in June 2018, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures through the end of 2018.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	52%
Total secured debt to adjusted total assets	<40%	5%
Total unencumbered assets to unsecured debt	>150%	184%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2017 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$6.8
National Harbor	National Harbor, MD	50.0%	341	2.4
RioCan Canada	Various	50.0%	924	116.6
Investments included in total assets				$125.8

Charlotte(1)	Charlotte, NC	50.0%	398	$(3.6)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(12.5)
Investments included in other liabilities				$(16.1)

(1)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and principal guarantees of such debt provided by us as of September 30, 2017 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston(1)	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor(2)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada(3)	11.4	May 2020	5.75%	28.1%	3.2
Debt origination costs	(2.0)
	$351.4				$32.8

(1)
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

(2)	100% completion guaranty; 10% principal guaranty.

(3)	The joint venture debt amount includes premium of approximately $405,000.

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in other income as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fee:
Management and marketing	$564	$656	1,676	2,199
Development and leasing	20	65	$87	$611
Loan Guarantee	4	85	13	449
Total Fees	$588	$806	$1,776	$3,259

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(16,034)	$72,774	$38,427	$178,693
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	30,396	28,850	93,634	80,992
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,583	4,325	10,971	15,472
Impairment charges - unconsolidated joint ventures	9,021	2,919	9,021	2,919
Gain on sale of assets	—	—	(6,943)	(4,887)
Gain on previously held interests in acquired joint ventures	—	(46,258)	—	(95,516)
FFO	26,966	62,610	145,110	177,673
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(3)	—	(62)
Allocation of earnings to participating securities	(306)	(539)	(1,346)	(1,675)
FFO available to common shareholders (1)	$26,660	$62,068	$143,764	$175,936
As further adjusted for:
Compensation related to director and executive officer terminations(2)	—	887	—	1,180
Acquisition costs	—	487	—	487
Demolition costs	—	259	—	441
Gain on sale of outparcel	—	(1,418)	—	(1,418)
Abandoned pre-development costs	(99)	—	528	—
Make-whole premium due to early extinguishment of debt (3)	34,143	—	34,143	—
Write-off of debt discount and debt origination costs due to early extinguishment of debt (3)	1,483	—	1,483	882
Impact of above adjustments to the allocation of earnings to participating securities	(249)	(2)	(254)	(15)
AFFO available to common shareholders (1)	$61,938	$62,281	$179,664	$177,493
FFO available to common shareholders per share - diluted (1)	$0.27	$0.62	$1.44	$1.75
AFFO available to common shareholders per share - diluted (1)	$0.63	$0.62	$1.80	$1.76

Weighted Average Shares:
Basic weighted average common shares	93,923	95,156	94,781	95,075
Effect of notional units	—	426	—	393
Effect of outstanding options and restricted common shares	—	90	23	68
Diluted weighted average common shares (for earnings per share computations)	93,923	95,672	94,804	95,536
Exchangeable operating partnership units	5,028	5,053	5,028	5,053
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,951	100,725	99,832	100,589

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

(3)
Due to charges related to the redemption of our $300.0 million 6.125% senior notes due 2020 and the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(16,034)	$72,774	$38,427	$178,693
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	5,893	(715)	1,201	(7,680)
Interest expense	16,489	15,516	49,496	44,200
Gain on sale of assets	—	(1,418)	(6,943)	(6,305)
Gain on previously held interests in acquired joint ventures	—	(46,258)	—	(95,516)
Loss on early extinguishment of debt	35,626	—	35,626	—
Other non-operating (income) expense	(591)	(24)	(683)	(378)
Depreciation and amortization	30,976	29,205	95,175	82,078
Other non-property (income) expenses	372	(47)	993	(437)
Abandoned pre-development costs	(99)	—	528	—
Acquisition costs	—	487	—	487
Demolition Costs	—	259	—	441
Corporate general and administrative expenses	11,020	12,076	33,499	34,989
Non-cash adjustments(1)	(1,020)	(967)	(2,580)	(2,938)
Termination rents	(162)	(1,450)	(2,796)	(3,491)
Portfolio NOI	82,470	79,438	241,943	224,143
Non-same center NOI(2)	(9,813)	(7,320)	(29,643)	(13,514)
Same Center NOI	$72,657	$72,118	$212,300	$210,629

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet centers acquired:		Outlet center expansions:
Daytona Beach	November 2016	Fort Myers	January 2016	Glendale (Westgate)	June 2016	Lancaster	September 2017
		Westbrook	May 2017	Savannah	August 2016

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

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants maybe unable to pay their existing rents as such rents would represent a higher percentage of their sales. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2017, excluding the Westbrook outlet center, which was sold in the second quarter of 2017, we had approximately 1.5 million square feet, or 12% of our consolidated portfolio at that time, coming up for renewal during 2017. As of September 30, 2017, we had renewed approximately 78% of this space. In addition, for the rolling twelve months ended September 30, 2017, we completed renewals and re-tenanted space totaling 1.5 million square feet at a blended 11.8% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 97% as of September 30, 2017 and 2016.

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

In April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021. In addition, in October 2013, we entered into interest rate swap agreements with notional amounts totaling $150.0 million to reduce our floating rate debt exposure. The interest rate swap agreements fix the base LIBOR rate at an average of 1.30% and mature in August 2018. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of September 30, 2017, the fair value of these contracts is an asset of $4.2 million. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of September 30, 2017, 16% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.8 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2017	December 31, 2016
Fair value of debt	$1,801,655	$1,704,644
Recorded value of debt	$1,773,981	$1,687,866

A 100 basis point increase from prevailing interest rates at September 30, 2017 and December 31, 2016 would result in a decrease in fair value of total debt of approximately $80.9 million and $69.1 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures were effective as of September 30, 2017. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2017. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

The following table summarizes our common share repurchases for the fiscal quarter ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2017 to July 31, 2017	—	$—	—	$85.7
August 1, 2017 to August 31, 2017	413,604	24.18	413,604	75.7
September 1, 2017 to September 30, 2017	—	—	—	75.7
Total	413,604	$24.18	413,604	$75.7

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

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

101*
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 8, 2017

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Senior Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial and Accounting Officer)