Form 10-K
period 2017-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2018-02-22
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $2,428,175,157 based on the closing price on the New York Stock Exchange for such shares on June 30, 2017.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 14, 2018 was 94,537,757.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,560,536 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2017, our consolidated portfolio consisted of 36 outlet centers, with a total gross leasable area of approximately 12.9 million square feet, which were 97% occupied and contained over 2,600 stores representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

As of December 31, 2017, the Company, through its ownership of the Tanger GP Trust and Tanger LP Trust, owned 94,560,536 units of the Operating Partnership and the Non-Company LPs collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

New Development of Consolidated Outlet Centers

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center in the greater Fort Worth, Texas area. The outlet center is located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

Acquisition of Partner's Interests

Foxwoods

In October 2017, we successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to us. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement.  In November 2017, we repaid the $70.3 million floating rate mortgage loan secured by the property with borrowings under our unsecured floating rate lines of credit.

Dispositions of Consolidated Outlet Centers

Westbrook

In May 2017, we sold our Westbrook, Connecticut outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million. The net proceeds were used to repurchase our common shares. See Share Repurchase Program, below.

Financing Transactions

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

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January 2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over LIBOR from 0.90% to 0.875%, and increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion. Loan origination costs associated with the amendments totaled approximately $2.3 million.

Southaven Loan

In February 2018, the consolidated joint venture that owns the Tanger outlet center in Southaven, Mississippi amended and restated the $60.0 million mortgage loan secured by the property. The amended and restated loan reduced the principal balance to $51.4 million, increased the interest rate from LIBOR + 1.75% to LIBOR + 1.80% and extended the maturity to April 2021, with a two-year extension option.

Share Repurchase Program

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. During 2017, we repurchased approximately 1.9 million common shares on the open market at an average price of $25.80, totaling approximately $49.3 million exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of December 31, 2017 was approximately $75.7 million.

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

Our consolidated outlet centers range in size from 82,161 to 740,159 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

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

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2017, 2016 or 2015. As of December 31, 2017, no single tenant accounted for more than 8% of our leasable square feet or 7% of our combined base and percentage rental revenues. Because many of our tenants are large, multinational manufacturers or retailers, losses with respect to rent collections or lease defaults historically have been immaterial.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 91% of our total revenues in 2017. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 9% of our total revenues in 2017.

Business History

Stanley K. Tanger, the Company's founder, entered the outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our Chief Executive Officer, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton, Inc., which included the operation of five outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton, Inc.'s outlet stores, they recognized that there would be a demand for outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

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

We have had a solid track record of success in the outlet industry for the past 37 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2017, our consolidated outlet centers were 97% occupied with average tenant sales of $380 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

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

Increasing rents at existing outlet centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. Leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew most leases at higher base rents per square-foot and attract new tenants to replace underperforming tenants.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 37 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to identify new markets across North America, we follow a general set of guidelines when evaluating opportunities for the development of new outlet centers. This typically includes seeking locations within markets that have at least 1 million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least 5 million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support outlet centers with approximately 60 to 90 stores totaling at least 250,000 to 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2018.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is our unsecured term loan, occurs in 2021. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

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

Tenants of outlet centers are generally adverse to direct competition with major retailers and their own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas.

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

As of February 1, 2018, we maintain offices and employ on-site managers at 38 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Employees

As of February 1, 2018, we had 287 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 40 business offices. At that date, we also employed 353 part-time employees at various locations.

ITEM 1A.RISK FACTORS

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

Real property investments are subject to varying degrees of risk. The economic performance and values of real estate may be affected by many factors, including changes in the national, regional and local economic climate, inflation, changes in government policies and regulations, unemployment rates, consumer confidence, consumer shopping preferences, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance and increased operating costs.

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

Also, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss. In addition, these acts and threats might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, impair the ability of tenants to meet their obligations under their existing leases, limit our access to capital, increase our cost of raising capital and/or give rise to third party claims.

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

As of December 31, 2017, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in four properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Any or all of these factors may adversely impact our operations and financial results, as well as our overall business.

Our success significantly depends on our key personnel and our ability to attract and retain key personnel.
Our success depends upon the personal efforts and abilities of our senior management team and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of key personnel could have a material adverse effect on the securities markets' view of our prospects and materially harm our business. Also, our success and the achievement of our goals are dependent upon our ability to attract and retain qualified employees.

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

We believe that we have operated and intend to operate in a manner that permits the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended. However, we cannot assure you that the Company has qualified or will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate. The Company's failure to qualify for taxation as a REIT would have a material adverse effect on the market price and marketability of our securities.

The Company is required by law to make distributions to our shareholders.

To obtain the favorable tax treatment associated with the Company's qualification as a REIT, generally, the Company is required to distribute to its shareholders at least 90% of its net taxable income (excluding capital gains) each year. The Company depends upon distributions or other payments from the Operating Partnership to make distributions to the Company's common shareholders. The Company is allowed to satisfy the REIT income distribution requirement by distributing up to 80% of the dividends on its common shares in the form of additional common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so.

Recent changes in law significantly changed the U.S. federal income taxation of U.S. businesses, including us.
Recently enacted U.S. tax legislation (the “2017 Tax Legislation”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders.  Changes made by the 2017 Tax Legislation that could affect us and our shareholders from a U.S. federal income tax perspective include:

•	temporarily reducing individual U.S. federal income tax rates on ordinary income;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers (including certain REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions.  The legislation could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department, IRS and courts, any of which could change the impact of the legislation.  In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.  While some of the changes made by this tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.  We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

Further federal or state legislative or other actions could adversely affect our shareholders.

Other future changes to tax laws may adversely affect the taxation of the REIT, its subsidiaries or its shareholders. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

These potential changes could generally result in REITs having fewer tax advantages, and may lead REITs to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation.

Additionally, not all states automatically conform to changes in the Internal Revenue Code. This could increase the complexity of our compliance costs, and may subject us to additional tax and audit risk.

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

Our business operations and information technology systems may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems, whether through cyber attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results and our share price could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Commission for either the Company or the Operating Partnership.

ITEM 2.	PROPERTIES

As of February 1, 2018, our consolidated portfolio consisted of 36 outlet centers totaling 12.9 million square feet located in 22 states. We own interests in eight other outlet centers totaling approximately 2.4 million square feet through unconsolidated joint ventures, including four outlet centers in Canada. Our consolidated outlet centers range in size from 82,161 to 740,159 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2017. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2017. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of February 1, 2018, of the 36 outlet centers in our consolidated portfolio, we own the land underlying 29 and have ground leases on seven. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

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

The following table summarizes certain information with respect to our consolidated outlet centers as of February 1, 2018:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,599,024	12
New York	2	1,469,865	11
Georgia	3	1,121,579	9
Texas	3	1,001,357	8
Pennsylvania	3	997,741	8
Michigan	2	671,539	5
Delaware	1	557,404	4
Alabama	1	556,677	4
North Carolina	3	505,056	4
New Jersey	1	489,706	4
Tennessee	1	448,355	3
Ohio	1	411,793	3
Arizona	1	410,783	3
Florida	1	351,704	3
Missouri	1	329,861	3
Louisiana	1	321,066	3
Mississippi	1	320,348	3
Utah	1	319,661	2
Connecticut	1	311,614	2
Iowa	1	276,331	2
New Hampshire	1	250,107	2
Maryland	1	199,425	2
Total	36	12,920,996	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of February 1, 2018. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	740,159	95
Riverhead, New York (1)	100	729,706	97
Rehoboth Beach, Delaware (1)	100	557,404	98
Foley, Alabama	100	556,677	99
Atlantic City, New Jersey (1) (4)	100	489,706	88
San Marcos, Texas	100	471,816	98
Sevierville, Tennessee (1)	100	448,355	100
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	425,334	93
Jeffersonville, Ohio	100	411,793	93
Glendale, Arizona (Westgate)	100	410,783	98
Myrtle Beach Hwy 17, South Carolina (1)	100	403,339	99
Charleston, South Carolina	100	382,117	99
Lancaster, Pennsylvania	100	377,283	95
Pittsburgh, Pennsylvania	100	372,958	98
Commerce, Georgia	100	371,408	100
Grand Rapids, Michigan	100	357,080	96
Fort Worth, Texas	100	351,741	94
Daytona Beach, Florida	100	351,704	98
Branson, Missouri	100	329,861	99
Locust Grove, Georgia	100	321,082	97
Gonzales, Louisiana	100	321,066	97
Southaven, Mississippi (2) (4)	50	320,348	95
Park City, Utah	100	319,661	96
Mebane, North Carolina	100	318,886	99
Howell, Michigan	100	314,459	97
Mashantucket, Connecticut (Foxwoods) (1)	100	311,614	94
Williamsburg, Iowa	100	276,331	96
Tilton, New Hampshire	100	250,107	94
Hershey, Pennsylvania	100	247,500	96
Hilton Head II, South Carolina	100	206,564	94
Ocean City, Maryland (1)	100	199,425	98
Hilton Head I, South Carolina	100	181,670	99
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,009	98
Nags Head, North Carolina	100	82,161	87
Total		12,920,996	96	(3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Fort Worth center which opened during the fourth quarter of 2017 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	397,857	99
Columbus, Ohio (1)	50	355,245	95
Ottawa, Ontario	50	354,978	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	98
National Harbor, Maryland (1)	50	341,156	98
Cookstown, Ontario	50	307,779	98
Bromont, Quebec	50	161,307	72
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,370,432	95

(1)	Property encumbered by mortgage. See Note 6, to the consolidated financial statements for further details of our debt obligations.

Lease Expirations

The following table sets forth, as of February 1, 2018, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's)(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's)(2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2018	179	758	$25.41	$19,263	7
2019	273	1,154	24.87	28,700	10
2020	311	1,613	22.00	35,489	12
2021	285	1,473	23.13	34,072	12
2022	271	1,226	25.38	31,119	11
2023	200	1,103	23.04	25,417	9
2024	144	645	33.16	21,389	7
2025	278	1,259	27.55	34,682	12
2026	237	1,002	26.87	26,923	9
2027	143	708	24.94	17,661	6
2028 and after	77	674	19.96	13,451	5
	2,398	11,615	$24.81	$288,166	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 1.3 million square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Based on current market rental rates, we believe we will achieve overall positive increases in our average rental income for leases expiring in 2018. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase from current levels, if at all.

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2017	2016	2015	2014	2013
Occupancy	97%	98%	97%	98%	99%
Average annual base rent per square foot (1)	$25.81	$26.10	$25.19	$23.78	$22.98

(1)
Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions.

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet (in 000's)	% of Total Outlet Center Square Feet (1)	Square Feet (in 000's)	% of Expiring Square Feet
2017(2)	1,549	12	1,296	84
2016(3)	1,440	12	1,223	85
2015(4)	1,532	13	1,282	84
2014(5)	1,613	14	1,241	77
2013	1,950	18	1,574	81

(1)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

(2)	Excludes Westbrook outlet center, which was sold in 2017.

(3)	Excludes Fort Myers outlet center, which was sold in 2016.

(4)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(5)	Excludes the Lincoln City outlet center, which was sold in 2014.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2017(2)(3)	1,261	$28.21	$30.65	9	413	$30.46	$33.24	9
2016 (2)(4)	1,187	27.44	32.26	18	384	32.15	42.84	33
2015(5)	1,282	21.77	26.06	20	444	24.33	31.48	29
2014(6)	1,241	19.97	23.38	17	470	24.20	32.93	36
2013	1,574	20.09	23.96	19	510	22.19	30.57	38

(1)
The square footage released to new tenants for 2017, 2016, 2015, 2014, and 2013 contains 107,000, 93,000 149,000, 207,000, and 224,000, respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)	Includes both minimum base rent and common area maintenance rents.

(3)	Excludes Westbrook outlet center, which was sold in 2017.

(4)
Excludes Fort Myers outlet center, which was sold in 2016 and includes the Westgate and Savannah outlet centers, which are both now consolidated due to the acquisition of the other joint venture partners' interests during 2016 .

(5)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(6)	Excludes the Lincoln City outlet center, which was sold in 2014.

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

Year	Occupancy Costs as a % of Tenant Sales
2017	10.0
2016	9.9
2015	9.3
2014	8.9
2013	8.6

Tenants
The following table sets forth certain information for our consolidated outlet centers with respect to our ten largest tenants and their store concepts as of February 1, 2018:

Tenant	Number of Stores	Square Feet	% of Total Square Feet
The Gap, Inc.:
Old Navy	30	437,584	3.4
GAP	34	315,134	2.4
Banana Republic	33	269,930	2.1
	97	1,022,648	7.9
Ascena Retail Group, Inc.:
Dress Barn	28	225,298	1.7
Loft	31	204,535	1.6
Ann Taylor	24	154,291	1.2
Lane Bryant	24	121,663	0.9
Justice	26	112,752	0.9
Maurice's	12	58,561	0.5
	145	877,100	6.8
Nike, Inc.:
Nike	30	422,279	3.3
Converse	13	43,772	0.3
Hurley	1	2,133	*
	44	468,184	3.6
PVH Corp.:
Tommy Hilfiger	31	233,074	1.8
Van Heusen	24	97,599	0.8
Calvin Klein, Inc.	12	79,435	0.6
	67	410,108	3.2
H&M Group:
H&M	19	407,342	3.2
	19	407,342	3.2

Ralph Lauren Corporation:
Polo Ralph Lauren	31	340,768	2.6
Polo Children	4	20,607	0.2
Polo Ralph Lauren Big & Tall	2	9,230	0.1
Lauren Ralph Lauren	1	6,250	*
	38	376,855	2.9
V. F. Corporation:
VF Outlet	10	183,639	1.4
Nautica	10	49,078	0.4
The North Face	7	51,445	0.4
Timberland	8	41,426	0.3
Vans	9	37,702	0.3
	44	363,290	2.8

G-III Apparel Group, Ltd.:
Bass	29	165,562	1.3
Wilson's Leather	31	116,148	0.9
DKNY Donna Karan New York	2	7,000	0.1
	62	288,710	2.3

Carter's Inc.:
OshKosh B'Gosh	30	123,943	0.9
Carter's	32	143,563	1.1
	62	267,506	2.0
Under Armour, Inc.:
Under Armour	30	247,374	1.9
Under Armour Kids	3	10,022	0.1
	33	257,396	2.0

Total of all tenants listed in table	611	4,739,139	36.7
* Less than 0.1%.

Significant Properties

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2017, 2016, and 2015:

Deer Park	Square Feet	2017	2016	2015
Outlet Center Occupancy	749,074	95%	97%	95%

Average base rental rates per weighted average square foot (1)		$31.64	$30.24	$30.34

(1)
Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives ranging from 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2017 amounted to $4.6 million. Real estate taxes for 2018 are estimated to be approximately $4.9 million.

The following table sets forth, as of February 1, 2018, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2018	19	103	$32.78	$3,376	16
2019	18	68	45.97	3,126	15
2020	6	21	45.86	963	4
2021	10	54	49.04	2,648	12
2022	3	11	32.00	352	2
2023	6	80	20.20	1,616	7
2024	8	75	31.31	2,348	11
2025	6	26	22.00	572	3
2026	6	17	25.41	432	2
2027	6	19	37.21	707	3
2028 and thereafter	8	204	26.57	5,421	25
Total	96	678	$31.80	$21,561	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 62,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of February 1, 2018, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	69	Director, Chief Executive Officer
Thomas E. McDonough	59	Executive Vice President - President and Chief Operating Officer
Chad D. Perry	46	Executive Vice President - General Counsel and Secretary
James F. Williams	53	Senior Vice President - Chief Financial Officer
Lisa J. Morrison	58	Senior Vice President - Leasing
Carrie A. Warren	55	Senior Vice President - Chief Marketing Officer
Virginia R. Summerell	59	Senior Vice President of Finance - Treasurer and Assistant Secretary
Charles A. Worsham	46	Senior Vice President - Construction and Development
Thomas J. Guerrieri Jr.	45	Vice President - Chief Accounting Officer and Controller

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger is a director of the Company and has served as Chief Executive Officer since January 2009. Previously, Mr. Tanger served as President and Chief Executive Officer from January 2009 to May 2017, President and Chief Operating Officer from January 1995 to December 2008, and Executive Vice President from 1986 to December 1994. He has been with Tanger related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger provides an insider’s perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company’s business.

Thomas E. McDonough. Mr. McDonough was named President and Chief Operating Officer in May 2017. He joined the Company in August 2010 as Executive Vice President of Operations and was named Executive Vice President and Chief Operating Officer in August 2011. Previously, he was the Co-Founder and Principal of MHF Real Estate Group, a real estate asset management firm, from September 2009 to August 2010. He served as Chief Investment Officer and was a member of the Investment Committee at Equity One, Inc. from July 2007 to April 2009. From April 2006 to July 2007, Mr. McDonough was a partner at Kahl & Goveia, and from February 1997 to April 2006, he was employed by Regency Centers Corp., and its predecessor, Pacific Retail Trust, as the national director of acquisitions and dispositions. Previously, from July 1984 to January 1997, Mr. McDonough served in various capacities, including partner and principal, with Trammell Crow Company. Mr. McDonough has supervisory responsibility over the senior officers that oversee the Company's operations, construction and development, leasing and marketing functions. Mr. McDonough is a graduate of Stanford University and holds an MBA degree from Harvard Business School.

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

Lisa J. Morrison. Ms. Morrison was named Senior Vice President - Leasing in August 2004. Previously, she held the positions of Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Previously, she was a director of leasing for Nelson Ross Properties. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new developments. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Ms. Morrison is a graduate of the University of Detroit and holds an MA degree from Michigan State University.

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

Carrie A. Warren. Ms. Warren was named Senior Vice President - Chief Marketing Officer in January 2012. Previously, she held the positions of Senior Vice President - Marketing from May 2000 to January 2012, Vice President - Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996. Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Previously, Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Her major responsibilities include managing the Company's marketing department and developing and overseeing implementation of all corporate and field marketing programs. Ms. Warren is a graduate of East Carolina University.

Charles A. Worsham. Mr. Worsham was named Senior Vice President - Construction and Development in May 2014 and previously held the position of Vice President - Development since April 2011. Prior to joining the Company, Mr. Worsham was employed by DDR Corp. for 8 years where he served as Vice President of Development from 2006 to 2010 and Development Director from 2003 to 2006 with a focus on executing the redevelopment and expansion program. From 1999 to 2003, Mr. Worsham served as Real Estate and Development Manager for Intown Suites, Inc. where he managed the development of hotel properties in various geographic regions. His major responsibilities include implementing the Company's real estate development program and oversight of construction personnel. Mr. Worsham is a graduate of Tennessee Technological University and holds an MBA degree in Real Estate from Georgia State University.

Thomas J. Guerrieri Jr. Mr. Guerrieri was named Vice President, Chief Accounting Officer and Controller in May 2017. Previously, he served as Vice President and Controller from January 2016 to May 2017, Vice President, Financial Reporting from January 2008 to January 2016, Assistant Vice President, Financial Reporting from August 2005 to January 2008, and Director of Financial reporting from since joining the Company in August 2000 to August 2005. Mr. Guerrieri began his career with PricewaterhouseCoopers LLP where he was employed from August 1995 to August 2000. His major responsibilities include oversight and supervision of the Company's accounting and financial reporting functions. Mr. Guerrieri is a graduate of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and holds a master's degree in accounting and a bachelor's degree in business administration. Mr. Guerrieri is also a certified public accountant.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. The following table sets forth the high and low sales prices of the common shares as reported on the New York Stock Exchange Composite Tape, during the periods indicated:

2017	High	Low	Common Dividends Paid
First Quarter	$37.34	$30.98	$0.3250
Second Quarter	33.68	24.71	0.3425
Third Quarter	27.88	23.06	0.3425
Fourth Quarter	26.73	21.81	0.3425
Year 2017	$37.34	$21.81	$1.3525

2016	High	Low	Common Dividends Paid
First Quarter	$36.51	$29.46	$0.2850
Second Quarter	40.22	33.71	0.3250
Third Quarter	42.20	38.01	0.3250
Fourth Quarter	38.77	32.71	0.3250
Year 2016	$42.20	$29.46	$1.2600

Holders

As of February 1, 2018, there were approximately 413 common shareholders of record.

Share Repurchases

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

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2017 to October 31, 2017	—	$—	—	$75.7
November 1, 2017 to November 30, 2017	—	—	—	75.7
December 1, 2017 to December 31, 2017	—	—	—	75.7
Total	—	$—	—	$75.7

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2017, is not necessarily indicative of future results.

		Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Tanger Factory Outlet Centers, Inc.	100.00	95.99	113.83	104.55	118.51	92.08
SNL US REIT Equity	100.00	103.72	132.24	135.89	147.96	159.94
SNL US REIT Retail	100.00	103.15	131.84	137.26	138.66	131.76

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2017, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 94,560,536 units of the Operating Partnership and the Non-Company LPs owned 4,995,433 units. We made distributions per common unit during 2017 and 2016 as follows:

	2017	2016
First Quarter	$0.3250	$0.285
Second Quarter	0.3425	0.325
Third Quarter	0.3425	0.325
Fourth Quarter	0.3425	0.325
Distributions per unit	$1.3525	$1.260

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2017	2016	2015	2014	2013
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues	$488,234	$465,834	$439,369	$418,558	$384,819
Operating income	160,723	151,277	144,461	131,863	127,705
Net income(1)(2)(3)(4)(5)	71,876	204,329	222,168	78,152	113,321
Net income available to common shareholders(1)(2)(3)(4)(5)	66,793	191,818	208,792	72,139	106,431
SHARE DATA
Basic:
Net income available to common shareholders(1)(2)(3)(4)(5)	$0.71	$2.02	$2.20	$0.77	$1.14
Weighted average common shares	94,506	95,102	94,698	93,769	93,311
Diluted:
Net income available to common shareholders(1)(2)(3)(4)(5)	$0.71	$2.01	$2.20	$0.77	$1.13
Weighted average common shares	94,522	95,345	94,759	93,839	94,247
Common dividends (6)	$1.3525	$1.2600	$1.3050	$0.9450	$0.8850
BALANCE SHEET DATA
Real estate assets, before depreciation	$3,088,470	$2,965,907	$2,513,217	$2,263,603	$2,249,819
Total assets	2,540,105	2,526,214	2,314,825	2,085,534	1,995,638
Debt	1,763,651	1,687,866	1,551,924	1,431,068	1,317,231
Total equity	612,302	705,441	606,032	523,886	557,595
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$253,159	$239,316	$220,755	$188,771	$187,486
Investing activities	(117,545)	(45,501)	(221,827)	(188,588)	(174,226)
Financing activities	(141,679)	(203,467)	6,854	1,977	(7,072)
OTHER DATA
Square feet open:
Consolidated	12,930	12,710	11,746	11,346	11,537
Partially-owned (unconsolidated)	2,370	2,348	2,747	2,606	1,719
Number of outlet centers:
Consolidated	36	36	34	36	37
Partially-owned (unconsolidated)	8	8	9	9	7

(1)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

(2)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sale of our Fort Myers, Florida outlet center and the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(3)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(4)
For the year ended December 31, 2014, net income includes a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(5)	For the year ended December 31, 2013, net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013.

(6)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K:

	2017	2016	2015	2014	2013
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues	$488,234	$465,834	$439,369	$418,558	$384,819
Operating income	160,723	151,277	144,461	131,863	127,705
Net income(1)(2)(3)(4)(5)	71,876	204,329	222,168	78,152	113,321
Net income available to common unitholders(1)(2)(3)(4)(5)	70,402	202,103	220,118	76,175	112,071
UNIT DATA
Basic:
Net income available to common unitholders(1)(2)(3)(4)(5)	$0.71	$2.02	$2.21	$0.77	$1.14
Weighted average common units	99,533	100,155	99,777	98,883	98,193
Diluted:
Net income available to common unitholders(1)(2)(3)(4)(5)	$0.71	$2.01	$2.20	$0.77	$1.13
Weighted average common units	99,549	100,398	99,838	98,953	99,129
Common distributions (6)	$1.3525	$1.2600	$1.3050	$0.9450	$0.8850
BALANCE SHEET DATA
Real estate assets, before depreciation	$3,088,470	$2,965,907	$2,513,217	$2,263,603	$2,249,819
Total assets	2,539,434	2,525,687	2,314,154	2,083,959	1,995,132
Debt	1,763,651	1,687,866	1,551,924	1,431,068	1,317,231
Total equity	612,302	705,441	606,032	523,886	557,595
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$253,131	$239,299	$221,818	$187,959	$187,269
Investing activities	(117,545)	(45,501)	(221,827)	(188,588)	(174,226)
Financing activities	(141,679)	(203,467)	6,854	1,977	(7,072)
OTHER DATA
Consolidated	12,930	12,710	11,746	11,346	11,537
Partially-owned (unconsolidated)	2,370	2,348	2,747	2,606	1,719
Number of outlet centers:
Consolidated	36	36	34	36	37
Partially-owned (unconsolidated)	8	8	9	9	7

(1)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

(2)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sale of our Fort Myers, Florida outlet center and the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(3)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(4)
For the year ended December 31, 2014, net income includes a $7.5 million gain on the sale of our Lincoln City outlet center and a $13.1 million loss on early extinguishment of debt related to the early redemption of senior notes due November 2015.

(5)	For the year ended December 31, 2013, net income includes a $26.0 million gain on our previously held interest in Deer Park upon the acquisition of an additional one-third interest in August 2013.

(6)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: future issuances of equity and debt and the expected use of proceeds from such issuances; potential sales or purchases of outlet centers; anticipated results of operations, liquidity and working capital; outlet center developments, expansions and renovations; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see “Item 1A-Risk Factors” in Part I of this Annual Report on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

General Overview

As of December 31, 2017, we had 36 consolidated outlet centers in 22 states totaling 12.9 million square feet. We also had 8 unconsolidated outlet centers totaling 2.4 million square feet, including 4 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2015 to December 31, 2017:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2015		11,346	36	2,606	9
New Developments:
Foxwoods	Second Quarter	312	1	—	—
Savannah	Second Quarter	—	—	377	1
Grand Rapids	Third Quarter	352	1	—	—
Southaven	Fourth Quarter	320	1	—	—
Expansions:
Westgate	First Quarter	—	—	28	—
San Marcos	Fourth Quarter	24	—	—	—
Dispositions:
Wisconsin Dells	First Quarter	—	—	(265)	(1)
Kittery I	Third Quarter	(52)	(1)	—	—
Kittery II	Third Quarter	(25)	(1)	—	—
Tuscola	Third Quarter	(250)	(1)	—	—
West Branch	Third Quarter	(113)	(1)	—	—
Barstow	Fourth Quarter	(171)	(1)	—	—
Other		3	—	1	—
As of December 31, 2015		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Daytona Beach	Fourth Quarter	349	1	—	—
Acquisition:
Westgate	Second Quarter	408	1	(408)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansions:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Demolition:
Lancaster	First and Third Quarter	(25)	—	—	—
Other		12	—	(1)	—
As of December 31, 2016		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8

Leasing Activity
The following table provides information for our consolidated outlet centers regarding space re-leased or renewed during the years ended December 31, 2017 and 2016, respectively:

	2017 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	79	413	$33.24	$70.51	5.79	$21.06
Renewal	273	1,261	30.65	0.25	4.40	30.59

	2016 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Base Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Base Rent (psf) (3)
Re-tenant	124	384	$42.84	$34.69	8.75	$38.88
Renewal	259	1,187	32.26	0.46	4.56	32.16

(1)
Represents change in rent (base rent and common area maintenance) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods, excluding temporary tenants and month to month leases. Includes consolidated outlet centers owned as of current period end date. Excludes unconsolidated outlet centers.

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

Results of Operations

2017 Compared to 2016

Net Income
Net income decreased $132.5 million in 2017 compared to 2016. The majority of this decrease was due to a loss on the early extinguishment of debt of $35.6 million in the 2017 period and a $95.5 million gain on the acquisition of our partners' equity interests in the Westgate and Savannah joint ventures in the 2016 period.

In the tables below, information set forth for new developments and expansions represent our Fort Worth and Daytona Beach outlet centers, which opened in October 2017 and November 2016, respectively and our Lancaster expansion, which opened in September 2017. Acquisitions include our Westgate and Savannah outlet centers, which were previously held in unconsolidated joint ventures prior to our acquisitions of our venture partners' interest in each venture in June 2016 and August 2016, respectively. Properties disposed include our Westbrook and Fort Myers outlet centers sold in May 2017 and January 2016, respectively.

Base Rentals
Base rentals increased $15.6 million, or 5%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2017	2016	Increase/ (Decrease)
Base rentals from existing properties	$279,170	$278,732	$438
Base rentals from new developments and expansions	16,174	8,326	7,848
Base rentals from acquisitions	20,154	8,920	11,234
Base rentals from properties disposed	1,596	4,621	(3,025)
Straight-line rent adjustments	5,632	7,002	(1,370)
Termination fees	3,633	3,599	34
Amortization of above and below market rent adjustments, net	(2,374)	(2,847)	473
	$323,985	$308,353	$15,632

Percentage Rentals
Percentage rentals decreased $1.4 million, or 12%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2017	2016	Increase/ (Decrease)
Percentage rentals from existing properties	$8,547	$10,303	$(1,756)
Percentage rentals from new developments and expansions	198	22	176
Percentage rentals from acquisitions	1,043	759	284
Percentage rentals from properties disposed	65	137	(72)
	$9,853	$11,221	$(1,368)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily due to a decrease in average sales per square foot for certain tenants for the rolling twelve months ended December 31, 2017, compared to the rolling twelve months ended December 31, 2016 and due to annual increases in contractual breakpoints in certain leases.

Expense Reimbursements
Expense reimbursements increased $9.0 million, or 7%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2017	2016	Increase/ (Decrease)
Expense reimbursements from existing properties	$122,323	$123,032	$(709)
Expense reimbursements from new developments and expansions	8,502	3,675	4,827
Expense reimbursements from acquisitions	11,240	4,877	6,363
Expense reimbursements from properties disposed	752	2,234	(1,482)
	$142,817	$133,818	$8,999

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

Management, Leasing and Other Services
Management, leasing and other services decreased $1.4 million, or 36%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Increase/ (Decrease)
Management and marketing	$2,310	$2,744	$(434)
Development and leasing	124	651	(527)
Loan guarantee	18	452	(434)
	$2,452	$3,847	$(1,395)

The decrease in management, leasing and other services is primarily due to having two fewer outlet centers in our unconsolidated joint ventures in the 2017 period compared to the 2016 period prior to our acquisition of our venture partners' equity interests in the Westgate and Savannah outlet centers during 2016. In connection with such acquisitions, we received no fees subsequent to the acquisition dates. Offsetting the impact of the acquisitions was the addition of one new center in an unconsolidated joint venture, the Columbus outlet center, which opened in June 2016.

Other Income
Other income increased $532,000, or 6%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of other income (in thousands):

	2017	2016	Increase/ (Decrease)
Other income from existing properties	$7,796	$7,826	$(30)
Other income from new developments and expansions	463	237	226
Other income from acquisitions	812	399	413
Other income from properties disposed	56	133	(77)
	$9,127	$8,595	$532

Property Operating Expenses
Property operating expenses increased $3.2 million, or 2%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2017	2016	Increase/ (Decrease)
Property operating expenses from existing properties	$136,564	$140,146	$(3,582)
Property operating expenses from new developments and expansions	8,698	4,425	4,273
Property operating expenses from acquisitions	9,090	4,295	4,795
Property operating expenses from properties disposed	883	3,151	(2,268)
	$155,235	$152,017	$3,218

The decrease in property operating expenses from existing properties was due to lower spending in the 2017 period for certain CAM and marketing expenses.

General and Administrative Expenses
General and administrative expenses in the 2017 period decreased $2.7 million, or 6% compared to the 2016 period, primarily due to lower amounts of incentive compensation earned in the 2017 period compared to the 2016 period and due to the 2016 period including compensation related to an executive officer termination and the death of a director totaling approximately $1.2 million.

Abandoned Pre-Development Costs
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan, and as a result, recorded a $528,000 charge, representing the cumulative related pre-development costs.

Depreciation and Amortization
Depreciation and amortization expense increased $12.4 million, or 11%, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2017	2016	Increase/ (Decrease)
Depreciation and amortization expenses from existing properties	$104,309	$105,550	$(1,241)
Depreciation and amortization expenses from new developments and expansions	7,300	2,407	4,893
Depreciation and amortization expenses from acquisitions	15,448	5,999	9,449
Depreciation and amortization from properties disposed	687	1,401	(714)
	$127,744	$115,357	$12,387

Depreciation and amortization decreased at our existing properties primarily due to due to tenant improvements and lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, becoming fully depreciated during the reporting periods.

Interest Expense and Loss on Early Extinguishment of Debt
Interest expense increased $4.2 million, or 7%, in the 2017 period compared to the 2016 period, primarily due to (1) the impact of converting throughout 2016 $525.0 million of debt with floating interest rates to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate associated with our floating rate debt, increasing relative to its level in the 2016 period and (3) the additional debt incurred related to the 2016 acquisitions of Westgate and Savannah.

In July 2017, we completed an underwritten public offering of $300.0 million of 3.875% senior notes due 2027 (the "2027 Notes"). In August 2017, we used the net proceeds from the sale of the 2027 Notes, together with borrowings under our unsecured lines of credit, to redeem all of our 6.125% senior notes due 2020 (the "2020 Notes") (approximately $300.0 million in aggregate principal amount outstanding). The 2020 Notes were redeemed at par plus a make-whole premium of approximately $34.1 million. The loss on early extinguishment of debt includes the make-whole premium and the write off of approximately $1.5 million of unamortized debt discount and debt origination costs related to the 2020 Notes.

Gain on Sale of Assets and Interests in Unconsolidated Entities
In May 2017, we sold our Westbrook outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million. In September 2016, we sold an outparcel at our outlet center in Myrtle Beach, South Carolina located on Highway 501 for approximately $2.9 million and recognized a gain of approximately $1.4 million. Also, in the first quarter of 2016, we sold our Fort Myers outlet center for approximately $25.8 million, which resulted in a gain of $4.9 million.

Gain on Previously Held Interest in Acquired Joint Venture
On June 30, 2016, we completed the purchase of our venture partner's interest in the Westgate joint venture, which owned the outlet center in Glendale, Arizona, for a total cash price of approximately $40.9 million. The purchase was funded with borrowings under our unsecured lines of credit. Prior to the transaction, we owned a 58% interest in the Westgate joint venture since its formation in 2012 and accounted for it under the equity method of accounting. The joint venture is now wholly-owned by us and is consolidated in our financial results as of June 30, 2016. As a result of acquiring the remaining interest in the Westgate joint venture, we recorded a gain of $49.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening.

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia distributed all outparcels along with $15.0 million in cash consideration to our joint venture partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. The joint venture is now wholly-owned by us and has been consolidated in our financial results since the acquisition date. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Savannah joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening in April 2015.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $8.9 million or 82% in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2017	2016	Increase/ (Decrease)
Equity in earnings from existing properties	$505	$6,361	$(5,856)
Equity in earnings from new developments	1,432	868	$564
Equity in earnings from properties previously held in unconsolidated joint ventures	—	3,643	(3,643)
	$1,937	$10,872	$(8,935)

Equity in earnings from existing properties includes our share of impairment charges totaling $9.0 million in the 2017 period related to the Bromont and Saint-Sauveur outlet centers in Canada, and totaling $2.9 million in the 2016 period related to the Bromont outlet center. The increase in equity in earnings of unconsolidated joint ventures from new development is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The decrease in equity in earnings from properties previously held in unconsolidated joint ventures in 2016 is related to the Westgate and Savannah joint ventures. We acquired our venture partners' interest in each of these joint ventures in June 2016 and August 2016, respectively, and have consolidated the results of operations of these centers since the respective acquisition date.

2016 Compared to 2015

Net Income
Net income decreased $17.8 million in 2016 compared to 2015. In 2016, we recorded a $95.5 million gain on the acquisitions of our venture partners' equity interests in the Westgate and Savannah joint ventures, a $4.9 million gain on the sale of our outlet center in Fort Myers, Florida and $1.4 million gain on the sale of an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina. In 2015, we recorded gains totaling $120.4 million related to the sale of our equity interest in the Wisconsin Dells joint venture, and the sales of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers. In addition, net income in 2016 was impacted by:

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

Base Rentals
Base rentals increased $18.7 million, or 6%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2016	2015	Increase/ (Decrease)
Base rentals from existing properties	$265,207	$262,522	$2,685
Base rentals from new developments	26,406	10,618	15,788
Base rentals from acquisitions	8,920	—	8,920
Base rentals from properties disposed	66	7,631	(7,565)
Straight-line rent adjustments	7,002	6,347	655
Termination fees	3,599	4,576	(977)
Amortization of above and below market rent adjustments, net	(2,847)	(2,006)	(841)
	$308,353	$289,688	$18,665

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

Management, Leasing and Other Services
Management, leasing and other services decreased $1.6 million, or 29%, in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2016	2015	Increase/ (Decrease)
Management and marketing	$2,744	$2,853	$(109)
Development and leasing	651	1,827	(1,176)
Loan guarantee	452	746	(294)
	$3,847	$5,426	$(1,579)

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

General and Administrative Expenses
General and administrative expenses in the 2016 period increased $2.2 million, or 5% compared to the 2015 period. The 2015 period included the reversal of $731,000 of share-based compensation expense related to the October 2015 announcement that the Company’s then Chief Financial Officer would retire in May 2016. In addition, the 2016 period included increased legal, consulting and other professional fees compared to the 2015 period. In addition, the 2016 period included compensation related to executive officer and director terminations of approximately $1.2 million.

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

In August 2016, the Savannah joint venture, which owned the outlet center in Pooler, Georgia, distributed all outparcels along with $15.0 million in cash consideration to our joint venture partner in exchange for the partner's ownership interest. We contributed the $15.0 million in cash consideration to the joint venture, which we funded with borrowings under our unsecured lines of credit. The joint venture is now wholly-owned by us and has been consolidated in our financial results since the acquisition date. As a result of acquiring the remaining interest in the Savannah joint venture, we recorded a gain of $46.3 million, which represented the difference between the carrying book value and the fair value of our previously held equity method investment in the Savannah joint venture, as a result of the significant appreciation in the property's value since the completion of its original development and opening in April 2015.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $612,000 or 5% in the 2016 period compared to the 2015 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2016	2015	Increase/ (Decrease)
Equity in earnings from existing properties	$6,361	$8,550	$(2,189)
Equity in earnings from new developments	868	—	868
Equity in earnings from properties acquired or disposed	3,643	2,934	709
	$10,872	$11,484	$(612)

Equity in earnings from existing properties for the 2016 period includes a $2.9 million asset impairment loss representing our share of the impairment loss recorded by the joint venture that owns the Bromont outlet center in Canada. The increase in equity in earnings of unconsolidated joint ventures from new developments is due to the incremental earnings from the Columbus outlet center, which opened in June 2016. The equity in earnings from properties acquired or disposed in 2016 includes the impact of our acquisitions of the respective venture partners’ interests in Westgate and Savannah joint ventures in June 2016 and August 2016, respectively. Equity in earnings from properties acquired or disposed in the 2015 period includes the impact of the sale of our interest in the Wisconsin Dells joint venture in February 2015.

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

We are a well-known seasoned issuer with a shelf registration which expires in June 2018 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties and invest in existing or newly created joint ventures, or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

For the Company to maintain its qualification as a real estate investment trust, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2017 estimated taxable income to shareholders, we were required to distribute approximately $76.3 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $130.2 million during 2017.

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

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. During 2017, we repurchased approximately 1.9 million common shares on the open market at an average price of $25.80, totaling approximately $49.3 million exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of December 31, 2017 was approximately $75.7 million.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2017 and 2016 (in thousands):

	2017	2016	Change
Net cash provided by operating activities	$253,131	$239,299	$13,832
Net cash used in investing activities	(117,545)	(45,501)	(72,044)
Net cash used in financing activities	(141,679)	(203,467)	61,788
Effect of foreign currency rate changes on cash and equivalents	(56)	316	(372)
Net decrease in cash and cash equivalents	$(6,149)	$(9,353)	$3,204

Operating Activities

The increase in net cash provided by operating activities from 2016 to 2017 is primarily associated with the following:

•
incremental operating income in 2017 as a result of the full year impact of the acquisition of our venture partners' interest in our Westgate and Savannah outlet centers, previously held in unconsolidated joint ventures, in June 2016 and August 2016, respectively, and

•	incremental operating income from the opening of our two new wholly-owned outlet centers in Daytona Beach and Fort Worth, which opened in November 2016 and October 2017, respectively.

Investing Activities

The increase in net cash used in investing activities from 2016 to 2017 is primarily associated with the following:

•
the use of restricted cash in 2016, which represented a portion of the proceeds received from certain assets sales in 2015, to pay a portion of our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018, and our $28.4 million deferred financing obligation, both of which related to our Deer Park outlet center, and

•	partially offsetting the increase, cash used in 2016 to acquire our venture partners' interest in our Westgate joint venture and Savannah joint venture.

Financing Activities

The decrease in net cash used in financing activities from 2016 to 2017 is primarily associated with the following:

•
lower outstanding borrowing amounts in 2017 to fund the Company's development needs, net of asset sales proceeds, due to a significant portion of the 2016 development needs being funded with the $121.3 million held in restricted cash during that period,

•	a special dividend of approximately $21.0 million that was paid during 2016, and

•	offsetting the decrease, $49.4 million used to repurchase Operating Partnership units in 2017.

The following table sets forth our changes in cash flows from 2016 and 2015 (in thousands):

	2016	2015	Change
Net cash provided by operating activities	$239,299	$221,818	$17,481
Net cash used in investing activities	(45,501)	(221,827)	176,326
Net cash provided by (used in) financing activities	(203,467)	6,854	(210,321)
Effect of foreign currency rate changes on cash and equivalents	316	(1,099)	1,415
Net increase (decrease) in cash and cash equivalents	$(9,353)	$5,746	$(15,099)

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

New Development of Consolidated Outlet Centers

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center in the greater Fort Worth, Texas area. The outlet center is located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

Acquisition of Properties

Foxwoods

In November 2017, the Company successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to the Company. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement.

Disposition of Properties

Westbrook

In May 2017, we sold our Westbrook, Connecticut outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million. The net proceeds were used to repurchase our common shares. See Share Repurchase Program, below.

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

Financing Arrangements

As of December 31, 2017, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2017, 15% of our outstanding debt , excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations.

2018 Transactions

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January  2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over LIBOR from 0.90% to 0.875%, increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion. Loan origination costs associated with the amendments totaled approximately $2.3 million. The amended facility retains the $20.0 million liquidity line and includes a $580.0 million syndicated line. As of December 31, 2017, we had $305.9 million available under our unsecured lines of credit after considering outstanding letters of credit of $6.0 million.

Southaven Loan

In February 2018, the consolidated joint venture that owns the Tanger outlet center in Southaven, Mississippi amended and restated the $60.0 million mortgage loan secured by the property. The amended and restated loan reduced the principal balance to $51.4 million, increased the interest rate from LIBOR + 1.75% to LIBOR + 1.80% and extended the maturity to April 2021, with a two-year extension option.

2017 Transactions

Interest Rate Swaps

In December 2017, we entered into three separate interest rate swap agreements, effective August 14, 2018 that fix the base LIBOR rate at an average of 2.20% on notional amounts totaling 150.0 million through January 1, 2021.

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

Foxwoods Repayment

In October 2017, we successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to the Company. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement.  In November 2017, we repaid the $70.3 million floating rate mortgage loan secured by the property with borrowings under its unsecured floating rate lines of credit.

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2017 and 2016, respectively (in thousands):

	2017	2016	Change
Capital expenditures analysis:
New outlet center developments and expansions	$110,783	$112,831	$(2,048)
Major outlet center renovations	20,227	17,079	3,148
Second generation tenant allowances	21,926	11,307	10,619
Other capital expenditures	22,448	21,528	920
	175,384	162,745	12,639
Conversion from accrual to cash basis	(9,153)	2,315	(11,468)
Additions to rental property-cash basis	$166,231	$165,060	$1,171

•
New center development and expansion expenditures in the 2017 period, which include first generation tenant allowances, relate to construction expenditures for our new Fort Worth and Daytona Beach outlet centers and the expansion of our Lancaster outlet center. The 2016 period included new center development and expansion expenditures for our Daytona Beach, Fort Worth, Lancaster, and Southaven outlet centers.

•
Major center renovations in the 2017 period included construction activities at our Riverhead, Rehoboth Beach, and Myrtle Beach Hwy 17 outlet centers. The 2016 period renovation expenditures included our Riverhead, Rehoboth Beach and Howell outlet centers.

•	Second generation tenant allowances increased due to the re-merchandising efforts to bring high volume tenants to 5 outlet centers during 2017.
Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2017 (in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Debt (1)	$63,184	$211,469	$3,566	$330,793	$4,436	$1,167,114	$1,780,562
Interest payments (2)	57,899	56,902	51,775	45,753	42,982	122,186	377,497
Operating leases	7,523	7,385	7,187	7,119	7,190	307,521	343,925
	$128,606	$275,756	$62,528	$383,665	$54,608	$1,596,821	$2,501,984

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2017.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2017 was used.

In addition to the contractual payment obligations shown in the table above, we have commitments of $2.2 million remaining as of December 31, 2017 related to contracts to complete construction, development activity at outlet centers, and other capital expenditures throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $7.2 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $136,000 at December 31, 2017, of which our portion was approximately $68,000. In addition, commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $1.0 million at December 31, 2017, of which our portion was approximately $500,000. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2017 and do not necessary represent the total cost to complete the projects.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	51%
Total secured debt to adjusted total assets	< 40%	3%
Total unencumbered assets to unsecured debt	> 150%	187%

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and that meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Based on our 2017 estimated taxable income to shareholders, we were required to distribute approximately $76.3 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $130.2 million. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

Off-Balance Sheet Arrangements

The following table details certain information as of December 31, 2017 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$1.1
National Harbor	National Harbor, MD	50.0%	341	2.5
RioCan Canada	Various	50.0%	923	115.8
Investments included in investments in unconsolidated joint ventures				$119.4

Charlotte(1)	Charlotte, NC	50.0%	398	$(4.1)
Galveston/Houston (1)	Texas City, TX	50.0%	353	(13.0)
Investments included in other liabilities				$(17.1)

(1)
The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners and increases or decreases from the equity in earnings of the joint venture.

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

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. The joint venture has an outstanding interest-only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. Our partner is providing property management, marketing and leasing services to the joint venture.

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

Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In July 2017, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $14.5 million equally between the partners. We are providing property management, marketing and leasing services to the outlet center.

National Harbor

In November 2013, we opened an approximately 341,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. The joint venture has an outstanding interest-only construction loan of $87.0 million with a maturity date of November 2019. The loan carries an interest rate of LIBOR + 1.65%. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. Prior to July 2017, we provided leasing and marketing services for the outlet centers and RioCan provided development and property management services.Subsequent to July 2017, we have agreed to provide marketing services for the outlet centers and RioCan has agreed to provide development, leasing and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In March 2016, the co-owners opened an approximately 28,000 square foot expansion related to an anchor tenant bringing the total square feet of the outlet center to approximately 316,000 square feet. In 2016, the co-owners commenced construction on a 39,000 square foot expansion, which opened during the second quarter of 2017.

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

During 2017, the joint venture determined for its Bromont and Saint Sauveur, Quebec outlet centers that the estimated future undiscounted cash flows of those properties did not exceed the property's carrying value based on the joint venture's expectations of the future performance of the centers. Therefore, the joint venture recorded an $18.0 million non-cash impairment charge in its statement of operations, which equaled the excess of the properties carrying value over its fair value. The fair value was determined using a market approach considering the prevailing market income capitalization rates for similar assets. Our share of this impairment charge, $9.0 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2017 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor(1)	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada	10.7	May 2020	5.75%	29.9%	3.2
Debt premium and debt origination costs	(1.4)
	$351.3				$32.8

(1)	100% completion guaranty; 10% principal guaranty.

Fees we received for various services provided to our unconsolidated joint ventures during 2017, 2016 and 2015, which we believe approximate current market rates, were recognized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Fees:
Management and marketing	$2,310	$2,744	$2,853
Development and leasing	124	651	1,827
Loan guarantee	18	452	746
Total Fees	$2,452	$3,847	$5,426

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. If we do not evaluate these joint ventures correctly under the amended guidance, we could significantly overstate or understate our financial condition and results of operations.

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

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. Fair value is determined using an income approach whereby we consider the prevailing market income capitalization rates and stabilized net operating income projections. We recognized no impairment losses for our consolidated properties during the years ended December 31, 2017, 2016, and 2015, respectively. See Note 6 to the consolidated financial statements, for discussion of the impairment of our unconsolidated joint venture at our Bromont and Saint Sauveur, Quebec outlet centers during 2017 and our Bromont, Quebec outlet center in 2016.

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

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

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

	2017	2016	2015
Net income	$71,876	$204,329	$222,168
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	125,621	113,645	102,515
Depreciation and amortization of real estate assets - unconsolidated joint ventures	13,857	18,910	20,053
Impairment charges - unconsolidated joint ventures	9,021	2,919	—
Gain on sale of assets and interests in unconsolidated entities	(6,943)	(4,887)	(120,447)
Gain on previously held interests in acquired joint ventures	—	(95,516)	—
FFO	213,432	239,400	224,289
FFO attributable to noncontrolling interests in other consolidated partnerships	(265)	(348)	268
Allocation of earnings to participating securities	(1,943)	(2,192)	(2,408)
FFO available to common shareholders (1)	$211,224	$236,860	$222,149
As further adjusted for:
Compensation related to director and executive officer terminations (2)	—	1,180	(731)
Acquisition costs	—	487	—
Demolition costs	—	441	—
Gain on sale of outparcel	—	(1,418)	—
Abandoned pre-development costs	528	—	—
Recoveries from litigation settlement	(1,844)	—	—
Make-whole premium due to early extinguishment of debt (3)	34,143	—	—
Write-off of debt discount and debt origination costs due to early extinguishment of debt (3)	1,483	882	—
Impact of above adjustments to the allocation of earnings to participating securities	(238)	(15)	8
AFFO available to common shareholders (1)	$245,296	$238,417	$221,426
FFO available to common shareholders per share - diluted (1)	$2.12	$2.36	$2.23
AFFO available to common shareholders per share - diluted (1)	$2.46	$2.37	$2.22
Weighted Average Shares:
Basic weighted average common shares	94,506	95,102	94,698
Effect of notional units	—	175	—
Effect of outstanding options and restricted common shares	16	68	61
Diluted weighted average common shares (for earnings per share computations)	94,522	95,345	94,759
Exchangeable operating partnership units	5,027	5,053	5,079
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	99,549	100,398	99,838

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

(3)
For the year end December 31, 2017, charges related to the redemption of our $300.0 million 6.125% senior notes due 2020. For the year ended December 31, 2016, charges relate to the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2017	2016
Net income	$71,876	$204,329
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,937)	(10,872)
Interest expense	64,825	60,669
Gain on sale of assets	(6,943)	(6,305)
Gain on previously held interests in acquired joint ventures	—	(95,516)
Loss on early extinguishment of debt	35,626	—
Other non-operating income	(2,724)	(1,028)
Depreciation and amortization	127,744	115,357
Other non-property expenses	1,232	382
Abandoned pre-development costs	528	—
Acquisition costs	—	487
Demolition Costs	—	441
Corporate general and administrative expenses	43,767	46,138
Non-cash adjustments (1)	(2,721)	(3,613)
Termination rents	(3,633)	(3,599)
Portfolio NOI	327,640	306,870
Non-same center NOI (2)	(42,450)	(23,072)
Same Center NOI	$285,190	$283,798

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet centers acquired:		Outlet center expansions:
Daytona Beach	November 2016	Fort Myers	January 2016	Glendale (Westgate)	June 2016	Lancaster	September 2017
Fort Worth	October 2017	Westbrook	May 2017	Savannah	August 2016

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

A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales.

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2017, 13 tenants in our consolidated portfolio filed for bankruptcy protection, as compared to two tenants in 2016.  A number of retailers also engaged in brand wide restructurings during 2017 that resulted in store closings.  In selected circumstances in 2017, we strategically agreed to short term lease modifications to manage occupancy.  Partially as a result of these 2017 events, we currently expect our Same Center Net Operating Income for 2018 to be in the range of flat to down 1% compared to 2017.  Although we believe the number of bankruptcy filings, store closings and lease modifications in 2018 will be less than the levels experienced in 2017, we can give no assurance that the number of filings and store closings will actually be less.  If the level of bankruptcy filings, store closings and lease modifications during 2018 are at similar or greater amounts as those experienced in 2017, our results of operations and Same Center Net Operating Income could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. At January 1, 2017, we had approximately 1.5 million square feet, or 12% of our consolidated portfolio at that time coming up for renewal during 2017, excluding the Westbrook outlet center, which was sold in the second quarter of 2017, and 1.7 million square feet, or 13%, of our current consolidated portfolio will come up for renewal in 2018. During 2017, we renewed 84%of the square feet that came up for renewal. In addition, we completed renewals and re-tenanted space totaling 1.7 million square feet at a blended 9% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States and Canada, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2017 and 2016, occupancy at our consolidated outlet centers was 97% and 98%, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. Cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activity, if applicable, or converted to US dollars and utilized to repay amounts outstanding under our unsecured lines of credit. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We generally do not hedge currency translation exposures.

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

•
In December 2017, we entered into three separate forward starting interest rate swap agreements, effective August 14, 2018 that fix the base LIBOR rate at an average of 2.20% on notional amounts totaling $150.0 million through January 1, 2021,

•
in April 2016, we entered into four separate interest rate swap agreements, effective April 13, 2016 that fix the base LIBOR rate at an average of 1.03% on notional amounts totaling $175.0 million through January 1, 2021 and

•	in October 2013, we entered into interest rate swap agreements that fix the base LIBOR rate at an average of 1.30% on notional amounts totaling $150.0 million and mature in August 2018.

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. As of December 31, 2017, the fair value of these contracts is a net asset balance of $5.3 million. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

As of December 31, 2017, 15% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.7 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	December 31, 2017	December 31, 2016
Fair value of debt	$1,775,540	$1,704,644
Recorded value of debt	$1,763,651	$1,687,866

A 100 basis point increase from prevailing interest rates at December 31, 2017 and December 31, 2016 would result in a decrease in fair value of total debt of approximately $77.9 million and $69.1 million, respectively. Refer to Note 12 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2017 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, James F. Williams (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the registrant's disclosure controls and procedures on December 31, 2017 and concluded that, as of that date, the registrant's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2017 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	834,611	$30.42	1,896,301
Equity compensation plans not approved by security holders	—	—	—
Total	834,611	$30.42	1,896,301

(1)
Includes (a) 231,200 common shares issuable upon the exercise of outstanding options (152,000 of which are vested and exercisable), (b) 311,111 restricted common shares that may be issued under the 2016 Outperformance Plan (the "2016 OPP") upon the satisfaction of certain conditions, and (c) 292,300 restricted common shares that may be issued under the 2017 Outperformance Plan (the "2017 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2016 and 2017 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-60

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

3.1A
Amendment to Amended and Restated Articles of Incorporation dated May 29, 1996. (Incorporated by reference to Exhibit 3.1A to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

3.1B
Amendment to Amended and Restated Articles of Incorporation dated August 20, 1998. (Incorporated by reference to Exhibit 3.1B to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

3.1C
Amendment to Amended and Restated Articles of Incorporation dated September 30, 1999. (Incorporated by reference to the Exhibit 3.1C to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

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

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

4.1	Senior Indenture dated as of March 1, 1996. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1A
Sixth Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated July 2, 2009. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3 filed on July 2, 2009.)

4.1B
Seventh Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated June 7, 2010. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

4.1C
Eighth Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated November 25, 2013. (Incorporated by reference to exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 25, 2013.)

4.1D
Ninth Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated November 21, 2014. (Incorporated by reference to exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 21, 2014).

4.1E
Tenth Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 8, 2016).

4.1F
First Amendment, dated October 13, 2016, to Tenth Supplemental Indenture dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated October 13, 2016).

4.1G
Eleventh Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated as of July 3, 2017. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated July 3, 2017).

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

10.26*
Form of 2016 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

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

10.34
Third Amended and Restated Credit Agreement, dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner  & Smith Incorporated, Wells Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association, as Document Agent, and Regions Bank as Managing Agent. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.35
Third Amended and Restated Liquidity Credit Agreement, dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.36
Second Amendment to Amended and Restated Term Loan Agreement dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

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

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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
Chief Executive Officer

February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas J. Reddin
Thomas J. Reddin	Non-Executive Chairman of the Board of Directors	February 22, 2018

/s/ Steven B. Tanger
Steven B. Tanger	Director, Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ James F. Williams
James F. Williams	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2018

/s/ William G. Benton
William G. Benton	Director	February 22, 2018

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 22, 2018

/s/ David B. Henry
David B. Henry	Director	February 22, 2018

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 22, 2018

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 22, 2018

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 22, 2018

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	Tanger GP Trust, its sole general partner

By:	/s/ Steven B. Tanger
Steven B. Tanger
Chief Executive Officer

February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ James F. Williams
James F. Williams	Vice President and Treasurer (Principal Financial Officer)	February 22, 2018

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 22, 2018

/s/ William G. Benton
William G. Benton	Trustee	February 22, 2018

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 22, 2018

/s/ David B. Henry
David B. Henry	Trustee	February 22, 2018

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 22, 2018

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 22, 2018

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 22, 2018

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tanger Factory Outlet Centers, Inc.:

In our opinion, the consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Tanger Factory Outlets, Inc. and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2018

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Operating Partnership and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Partner of Tanger Properties Limited Partnership:

In our opinion, the consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Tanger Properties Limited Partnership and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the inancial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
February 23, 2016

[THIS PAGE INTENTIONALLY LEFT BLANK]

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
Assets
Rental property:
Land	$279,978	$272,153
Buildings, improvements and fixtures	2,793,638	2,647,477
Construction in progress	14,854	46,277
	3,088,470	2,965,907
Accumulated depreciation	(901,967)	(814,583)
Total rental property, net	2,186,503	2,151,324
Cash and cash equivalents	6,101	12,222
Investments in unconsolidated joint ventures	119,436	128,104
Deferred lease costs and other intangibles, net	132,061	151,579
Prepaids and other assets	96,004	82,985
Total assets	$2,540,105	$2,526,214
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,134,755	$1,135,309
Unsecured term loans, net	322,975	322,410
Mortgages payable, net	99,761	172,145
Unsecured lines of credit, net	206,160	58,002
Total debt	1,763,651	1,687,866
Accounts payable and accrued expenses	90,416	78,143
Other liabilities	73,736	54,764
Total liabilities	1,927,803	1,820,773
Commitments and contingencies (Note 23)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 94,560,536 and 96,095,891 shares issued and outstanding at December 31, 2017 and 2016, respectively	946	961
Paid in capital	784,782	820,251
Accumulated distributions in excess of net income	(184,865)	(122,701)
Accumulated other comprehensive loss	(19,285)	(28,295)
Equity attributable to Tanger Factory Outlet Centers, Inc.	581,578	670,216
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	30,724	35,066
Noncontrolling interests in other consolidated partnerships	—	159
Total equity	612,302	705,441
Total liabilities and equity	$2,540,105	$2,526,214
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Base rentals	$323,985	$308,353	$289,688
Percentage rentals	9,853	11,221	10,157
Expense reimbursements	142,817	133,818	126,468
Management, leasing and other services	2,452	3,847	5,426
Other income	9,127	8,595	7,630
Total revenues	488,234	465,834	439,369

Expenses:
Property operating	155,235	152,017	146,503
General and administrative	44,004	46,696	44,469
Acquisition costs	—	487	—
Abandoned pre-development costs	528	—	—
Depreciation and amortization	127,744	115,357	103,936
Total expenses	327,511	314,557	294,908
Operating income	160,723	151,277	144,461
Other income (expense):
Interest expense	(64,825)	(60,669)	(54,188)
Loss on early extinguishment of debt	(35,626)	—	—
Gain on sale of assets and interests in unconsolidated entities	6,943	6,305	120,447
Gain on previously held interest in acquired joint ventures	—	95,516	—
Other non-operating income (expense)	2,724	1,028	(36)
Income before equity in earnings of unconsolidated joint ventures	69,939	193,457	210,684
Equity in earnings of unconsolidated joint ventures	1,937	10,872	11,484
Net income	71,876	204,329	222,168
Noncontrolling interests in Operating Partnership	(3,609)	(10,287)	(11,331)
Noncontrolling interests in other consolidated partnerships	(265)	(298)	363
Net income attributable to Tanger Factory Outlet Centers, Inc.	$68,002	$193,744	$211,200

Basic earnings per common share:
Net income	$0.71	$2.02	$2.20

Diluted earnings per common share:
Net income	$0.71	$2.01	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net income	$71,876	$204,329	$222,168
Other comprehensive income (loss):
Foreign currency translation adjustments	8,138	4,259	(23,200)
Change in fair value of cash flow hedges	1,351	4,609	(711)
Other comprehensive income (loss)	9,489	8,868	(23,911)
Comprehensive income	81,365	213,197	198,257
Comprehensive income attributable to noncontrolling interests	(4,353)	(11,033)	(9,749)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$77,012	$202,164	$188,508

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2014	$955	$791,566	$(281,679)	$(14,023)	$496,819	$26,417	$650	$523,886
Net income	—	—	211,200	—	211,200	11,331	(363)	222,168
Other comprehensive loss	—	—	—	(22,692)	(22,692)	(1,219)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	—	15,550	—	—	15,550
Issuance of 28,400 common shares upon exercise of options	—	788	—	—	788	—	—	788
Grant of 348,844 restricted common shares, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 31,863 common shares for employee income taxes	—	(1,125)	—	—	(1,125)	—	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	—	—	461	461
Adjustment for noncontrolling interests in Operating Partnership	—	(402)	—	—	(402)	402	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	—	6	—	(6)	—
Exchange of 25,663 Operating Partnership units for 25,663 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.305 per share)	—	—	(125,007)	—	(125,007)	—	—	(125,007)
Distributions to noncontrolling interests	—	—	—	—	—	(6,622)	(156)	(6,778)
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	193,744	—	193,744	10,287	298	204,329
Other comprehensive income	—	—	—	8,420	8,420	448	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	—	16,304	—	—	16,304
Issuance of 59,700 common shares upon exercise of options	—	1,749	—	—	1,749	—	—	1,749
Grant of 173,124 restricted common shares, net of forfeitures	2	(2)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 66,760 common shares for employee income taxes	—	(2,177)	—	—	(2,177)	—	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	—	—	35	35
Adjustment for noncontrolling interests in Operating Partnership	—	(389)	—	—	(389)	389	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	—	(1,617)	—	(325)	(1,942)
Exchange of 24,962 Operating Partnership units for 24,962 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.260 per share)	—	—	(120,959)	—	(120,959)	—	—	(120,959)
Distributions to noncontrolling interests	—	—	—	—	—	(6,367)	(431)	(6,798)
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	68,002	—	68,002	3,609	265	71,876
Other comprehensive income	—	—	—	9,010	9,010	479	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	—	14,629	—	—	14,629
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 411,968 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Repurchase of 1,911,585 common shares, including transaction costs	(18)	(49,343)	—	—	(49,361)	—	—	(49,361)
Withholding of 69,886 common shares for employee income taxes	(1)	(2,435)	—	—	(2,436)	—	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	13	13
Adjustment for noncontrolling interests in Operating Partnership	—	1,630	—	—	1,630	(1,630)	—	—
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	—	—	(159)	(159)
Exchange of 32,348 Operating Partnership units for 32,348 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.3525 per share)	—	—	(130,166)	—	(130,166)	—	—	(130,166)
Distributions to noncontrolling interests	—	—	—	—	—	(6,800)	(278)	(7,078)
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Operating Activities
Net income	$71,876	$204,329	$222,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,744	115,357	103,936
Amortization of deferred financing costs	3,263	3,237	2,730
Gain on sale of assets and interests in unconsolidated entities	(6,943)	(6,305)	(120,447)
Gain on previously held interest in acquired joint ventures	—	(95,516)	—
Loss on early extinguishment of debt	35,626	—	—
Equity in earnings of unconsolidated joint ventures	(1,937)	(10,872)	(11,484)
Equity-based compensation expense	13,585	15,319	14,712
Amortization of debt (premiums) and discounts, net	462	1,290	256
Net amortization of market rent rate adjustments	2,829	3,302	2,461
Straight-line rent adjustments	(5,632)	(7,002)	(6,347)
Distributions of cumulative earnings from unconsolidated joint ventures	10,697	13,662	12,137
Changes in other asset and liabilities:
Other assets	365	(544)	(798)
Accounts payable and accrued expenses	1,224	3,059	1,431
Net cash provided by operating activities	253,159	239,316	220,755
Investing Activities
Additions to rental property	(166,231)	(165,060)	(238,706)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	—	(45,219)	—
Additions to investments in unconsolidated joint ventures	(5,892)	(32,968)	(45,286)
Net proceeds on sale of assets and interests in unconsolidated entities	39,213	28,706	164,587
Change in restricted cash	—	121,306	(121,306)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	25,084	60,267	26,875
Additions to non-real estate assets	(8,909)	(6,503)	(837)
Additions to deferred lease costs	(6,584)	(7,013)	(7,803)
Other investing activities	5,774	983	649
Net cash used in investing activities	(117,545)	(45,501)	(221,827)
Financing Activities
Cash dividends paid	(130,166)	(141,088)	(104,877)
Distributions to noncontrolling interests in Operating Partnership	(6,800)	(7,428)	(5,561)
Proceeds from revolving credit facility	719,521	845,650	537,000
Repayments of revolving credit facility	(572,421)	(974,950)	(457,700)
Proceeds from notes, mortgages and loans	299,460	437,420	90,839
Repayments of notes, mortgages and loans	(373,258)	(330,329)	(49,783)
Payment of make-whole premium related to early extinguishment of debt	(34,143)	—	—
Repayment of deferred financing obligation	—	(28,388)	—
Repurchase of common shares, including transaction costs	(49,361)	—	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,436)	(2,177)	(1,126)
Additions to deferred financing costs	(2,850)	(5,496)	(2,829)
Proceeds from exercise of options	54	1,749	788
Proceeds from other financing activities	12,054	3,897	259
Payment for other financing activities	(1,333)	(2,327)	(156)
Net cash provided by (used in) financing activities	(141,679)	(203,467)	6,854
Effect of foreign currency rate changes on cash and cash equivalents	(56)	316	(1,099)
Net increase (decrease) in cash and cash equivalents	(6,121)	(9,336)	4,683
Cash and cash equivalents, beginning of year	12,222	21,558	16,875
Cash and cash equivalents, end of year	$6,101	$12,222	$21,558

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2017	2016
Assets
Rental property:
Land	$279,978	$272,153
Buildings, improvements and fixtures	2,793,638	2,647,477
Construction in progress	14,854	46,277
	3,088,470	2,965,907
Accumulated depreciation	(901,967)	(814,583)
Total rental property, net	2,186,503	2,151,324
Cash and cash equivalents	6,050	12,199
Investments in unconsolidated joint ventures	119,436	128,104
Deferred lease costs and other intangibles, net	132,061	151,579
Prepaids and other assets	95,384	82,481
Total assets	$2,539,434	$2,525,687
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,134,755	$1,135,309
Unsecured term loans, net	322,975	322,410
Mortgages payable, net	99,761	172,145
Unsecured lines of credit, net	206,160	58,002
Total debt	1,763,651	1,687,866
Accounts payable and accrued expenses	89,745	77,616
Other liabilities	73,736	54,764
Total liabilities	1,927,132	1,820,246
Commitments and contingencies (Note 23)
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at December 31, 2017 and 2016	5,844	6,485
Limited partners, 4,995,433 and 5,027,781 Class A units and 93,560,536 and 95,095,891 Class B units outstanding at December 31, 2017 and 2016, respectively	626,803	728,631
Accumulated other comprehensive loss	(20,345)	(29,834)
Total partners' equity	612,302	705,282
Noncontrolling interests in consolidated partnerships	—	159
Total equity	612,302	705,441
Total liabilities and equity	$2,539,434	$2,525,687

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Base rentals	$323,985	$308,353	$289,688
Percentage rentals	9,853	11,221	10,157
Expense reimbursements	142,817	133,818	126,468
Management, leasing and other services	2,452	3,847	5,426
Other income	9,127	8,595	7,630
Total revenues	488,234	465,834	439,369

Expenses:
Property operating	155,235	152,017	146,503
General and administrative	44,004	46,696	44,469
Acquisition costs	—	487	—
Abandoned pre-development costs	528	—	—
Depreciation and amortization	127,744	115,357	103,936
Total expenses	327,511	314,557	294,908
Operating income	160,723	151,277	144,461
Other income (expense):
Interest expense	(64,825)	(60,669)	(54,188)
Loss on early extinguishment of debt	(35,626)	—	—
Gain on sale of assets and interests in unconsolidated entities	6,943	6,305	120,447
Gain on previously held interest in acquired joint ventures	—	95,516	—
Other non-operating income (expense)	2,724	1,028	(36)
Income before equity in earnings of unconsolidated joint ventures	69,939	193,457	210,684
Equity in earnings of unconsolidated joint ventures	1,937	10,872	11,484
Net income	71,876	204,329	222,168
Noncontrolling interests in consolidated partnerships	(265)	(298)	363
Net income available to partners	71,611	204,031	222,531
Net income available to limited partners	70,900	202,012	220,328
Net income available to general partner	$711	$2,019	$2,203

Basic earnings per common unit:
Net income	$0.71	$2.02	$2.21

Diluted earnings per common unit:
Net income	$0.71	$2.01	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERITES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Net income	$71,876	$204,329	$222,168
Other comprehensive income (loss):
Foreign currency translation adjustments	8,138	4,259	(23,200)
Change in fair value of cash flow hedges	1,351	4,609	(711)
Other comprehensive income (loss)	9,489	8,868	(23,911)
Comprehensive income	81,365	213,197	198,257
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(265)	(298)	363
Comprehensive income attributable to the Operating Partnership	$81,100	$212,899	$198,620

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2014	$4,828	$533,199	$(14,791)	$523,236	$650	$523,886
Net income	2,203	220,328	—	222,531	(363)	222,168
Other comprehensive loss	—	—	(23,911)	(23,911)	—	(23,911)
Compensation under Incentive Award Plan	—	15,550	—	15,550	—	15,550
Issuance of 28,400 common units upon exercise of options	—	788	—	788	—	788
Issuance of 348,844 restricted common units, net of forfeitures	—	—	—	—	—	—
Withholding of 31,863 common units for employee income taxes	—	(1,125)	—	(1,125)	—	(1,125)
Contributions from noncontrolling interests	—	—	—	—	461	461
Adjustment for noncontrolling interests in other consolidated partnerships	—	6	—	6	(6)	—
Common distributions ($1.305 per common unit)	(1,305)	(130,324)	—	(131,629)	—	(131,629)
Distributions to noncontrolling interests	—	—	—	—	(156)	(156)
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	2,019	202,012	—	204,031	298	204,329
Other comprehensive income	—	—	8,868	8,868	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	16,304	—	16,304
Issuance of 59,700 common units upon exercise of options	—	1,749	—	1,749	—	1,749
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 66,760 common units for employee income taxes	—	(2,177)	—	(2,177)	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	4	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($1.260 per common unit)	(1,260)	(126,066)	—	(127,326)	—	(127,326)
Distributions to noncontrolling interests	—	—	—	—	(431)	(431)
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	711	70,900	—	71,611	265	71,876
Other comprehensive income	—	—	9,489	9,489	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	14,629	—	14,629
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 411,968 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,911,585 units, including transaction costs	—	(49,361)	—	(49,361)	—	(49,361)
Withholding of 69,886 common units for employee income taxes	—	(2,436)	—	(2,436)	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	13	13
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	(159)	(159)
Common distributions ($1.3525 per common unit)	(1,352)	(135,614)	—	(136,966)	—	(136,966)
Distributions to noncontrolling interests	—	—	—	—	(278)	(278)
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Operating activities
Net income	$71,876	$204,329	$222,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,744	115,357	103,936
Amortization of deferred financing costs	3,263	3,237	2,730
Loss on early extinguishment of debt	35,626	—	—
Gain on sale of assets and interests in unconsolidated entities	(6,943)	(6,305)	(120,447)
Gain on previously held interest in acquired joint ventures	—	(95,516)	—
Equity in earnings of unconsolidated joint ventures	(1,937)	(10,872)	(11,484)
Equity-based compensation expense	13,585	15,319	14,712
Amortization of debt (premiums) and discounts, net	462	1,290	256
Net amortization of market rent rate adjustments	2,829	3,302	2,461
Straight-line rent adjustments	(5,632)	(7,002)	(6,347)
Distributions of cumulative earnings from unconsolidated joint ventures	10,697	13,662	12,137
Changes in other assets and liabilities:
Other assets	481	(705)	(639)
Accounts payable and accrued expenses	1,080	3,203	2,335
Net cash provided by operating activities	253,131	239,299	221,818
Investing activities
Additions to rental property	(166,231)	(165,060)	(238,706)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	—	(45,219)	—
Additions to investments in unconsolidated joint ventures	(5,892)	(32,968)	(45,286)
Net proceeds on sale of assets and interests in unconsolidated entities	39,213	28,706	164,587
Change in restricted cash	—	121,306	(121,306)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	25,084	60,267	26,875
Additions to non-real estate assets	(8,909)	(6,503)	(837)
Additions to deferred lease costs	(6,584)	(7,013)	(7,803)
Other investing activities	5,774	983	649
Net cash used in investing activities	(117,545)	(45,501)	(221,827)
Financing activities
Cash distributions paid	(136,966)	(148,516)	(110,438)
Proceeds from revolving credit facility	719,521	845,650	537,000
Repayments of revolving credit facility	(572,421)	(974,950)	(457,700)
Proceeds from notes, mortgages and loans	299,460	437,420	90,839
Repayments of notes, mortgages and loans	(373,258)	(330,329)	(49,783)
Payment of make-whole premium related to early extinguishment of debt	(34,143)	—	—
Repayment of deferred financing obligation	—	(28,388)	—
Repurchase of common shares, including transaction costs	(49,361)	—	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,436)	(2,177)	(1,126)
Additions to deferred financing costs	(2,850)	(5,496)	(2,829)
Proceeds from exercise of options	54	1,749	788
Proceeds from other financing activities	12,054	3,897	259
Payment for other financing activities	(1,333)	(2,327)	(156)
Net cash provided by (used in) financing activities	(141,679)	(203,467)	6,854
Effect of foreign currency rate changes on cash and cash equivalents	(56)	316	(1,099)
Net increase (decrease) in cash and cash equivalents	(6,149)	(9,353)	5,746
Cash and cash equivalents, beginning of year	12,199	21,552	15,806
Cash and cash equivalents, end of year	$6,050	$12,199	$21,552

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2017, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.9 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 97% occupied and contained over 2,600 stores, representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2017, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,560,536 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2017, we did not have a joint venture that was a VIE.

Investments in real estate joint ventures that we do not control but may exercise significant influence on are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

For certain of these investments, we record our equity in the venture's net income or loss under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. In the event a basis difference is created between our underlying interest in the venture’s net assets and our initial investment, we amortize such amount over the estimated life of the venture as a component of equity in earnings of unconsolidated joint ventures.

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

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Payroll and related costs capitalized	$2,345	$2,095	$2,989
Interest costs capitalized	$2,289	$2,259	$3,448

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Depreciation expense related to rental property	$107,845	$96,813	$85,872

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

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. At December 31, 2017 and 2016, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $3.0 million and $672,000, respectively.

The restricted cash represents the cash proceeds from property sales that are being held by a qualified intermediary in anticipation of such amounts subsequently being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and payroll and related costs of employees directly involved in originating leases for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Deferred lease costs capitalized	$6,584	$7,013	$7,803

Of the amounts capitalized during 2017, 2016 and 2015 the following were related to payroll and related costs (in thousands):

	2017	2016	2015
Deferred lease costs capitalized- payroll and related costs	$6,098	$6,210	$6,236

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

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. Fair value is determined using an income approach whereby we consider the prevailing market income capitalization rates and stabilized net operating income projections. We recognized no impairment losses for our consolidated properties during the years ended December 31, 2017, 2016, and 2015, respectively. See Note 6 for discussion of the impairment of our unconsolidated joint ventures at the Bromont, Quebec and Saint Sauveur, Quebec outlet centers.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2014 - 2017 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2017, 2016 and 2015 were taxable as follows:

Common dividends per share:	2017	2016	2015
Ordinary income	$1.1660	$1.2459	$1.2846
Capital gain	—	0.0141	0.0204
Return of capital	0.1865	—	—
	$1.3525	$1.2600	$1.3050

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income available to the Company's shareholders	$68,002	$193,744	$211,200
Book/tax difference on:
Depreciation and amortization	10,685	1,666	12,446
Sale of assets and interests in unconsolidated entities	(8,718)	(8,688)	(110,248)
Equity in earnings from unconsolidated joint ventures	15,662	4,305	6,772
Share-based payment compensation	221	4,596	4,751
Gain on previously held interest in acquired joint venture	—	(91,467)	—
Other differences	(1,089)	6,294	(2,831)
Taxable income available to common shareholders	$84,763	$110,450	$122,090

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $51.9 million and $46.8 million as of December 31, 2017 and 2016, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. Substantially all leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. For certain tenants, we receive a fixed payment for common area maintenance ("CAM") which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2017, 2016 or 2015.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Costs relating to construction included in accounts payable and accrued expenses	$32,060	$22,908	$28,665

See Note 3, for additional non-cash information associated with our acquisitions of rental property.

A non-cash financing activity that occurred during the 2015 period related to a special dividend of $21.2 million that was declared in December 2015 and paid in January 2016.

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Interest paid, net of interest capitalized	$56,730	$50,270	$49,542

Accounting for Equity-Based Compensation - We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (the "Plan"), which covers our independent directors, officers and our employees. We may issue non-qualified options and other equity-based awards under the Plan. We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance and we estimate expected forfeitures in determining compensation cost.

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

Recently adopted accounting standards - In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The update should be applied prospectively. We early adopted this standard on January 1, 2017. We believe most of our future acquisitions of operating properties will qualify as asset acquisitions and certain transaction costs associated with these acquisitions will be capitalized.

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

Recently issued accounting standards to be adopted - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. We are currently evaluating the impact of adopting the new guidance, but we do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach. We do not actively sell operating properties as part of our core business strategy and, accordingly, the sale of properties does not generally constitute a significant part of our revenue and cash flows. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update should be applied retrospectively to each period presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2018, and the pronouncement will result in changes to our consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 (collectively, Topic 842). Topic 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 will be effective beginning in the first quarter of 2019. Early adoption of Topic 842 as of its issuance is permitted. We will adopt Topic 842 effective January 1, 2019. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on a preliminary assessment, we expect our significant operating lease commitments, primarily ground leases, will be required to be recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheets. Upon adoption, we anticipate separating lease components from nonlease components, which will be evaluated under Topic 606, as described below. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, as amended, (collectively, Topic 606). Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate lease contracts, which the majority of our revenue is derived. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property, including real estate. We are required to adopt the new pronouncement in the first quarter of fiscal 2018 using one of two retrospective application methods.

We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Our revenues that will be impacted by this standard primarily include revenue from management, marketing, development, and leasing fees for services performed related to various joint ventures that we manage and other ancillary income earned at our properties. While the total revenue recognized over time would not differ under the new guidance, the recognition pattern may be different under the new guidance. For the years ended December 31, 2017 and December 31, 2016, these revenues were approximately 3% of consolidated revenue, for both periods. As a result, the adoption of Topic 606 or related amendments and modifications by the FASB will not have a material impact on the amount of revenue we recognize in our consolidated financial statements and we will not have a cumulative catch-up upon the adoption of this standard.

3.    Acquisition of Rental Property

2017 Acquisition

Foxwoods

In November 2017, we successfully settled litigation with the estate of our former partner in the Foxwoods, Connecticut joint venture.  In return for mutual releases and no cash consideration, the estate tendered its partnership interest to the Company. Prior to this settlement, we had a 100% economic interest in the consolidated joint venture as a result of our preferred equity interest and the capital and distribution provisions in the joint venture agreement. See Note 5 for further details with regards to the Foxwoods property.

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

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2017, 2016 and 2015 (in thousands):

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale

2017 Dispositions:(1)
Westbrook	Westbrook, CT	May 2017	290	$39,213	$6,943

2016 Dispositions:(1)
Fort Myers	Fort Myers, FL	January 2016	199	$25,785	$4,887
Land outparcel	Myrtle Beach, SC	September 2016	—	$2,921	1,418
					$6,305

2015 Dispositions:(1)(2)
Barstow	Barstow, CA	October 2015	171	$105,793	$86,506
Kittery I and II, Tuscola, and West Branch	Kittery, ME, Tuscola, IL, and West Branch, MI	September 2015	439	$43,304	20,215
					$106,721

(1)	The rental properties did not meet the criteria set forth in the guidance for reporting discontinued operations (See Note 2), thus their results of operations have remained in continuing operations.

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

5. Development of Consolidated Rental Properties

2017 Developments

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center in the greater Fort Worth, Texas area. The outlet center is located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

2016 Developments

Daytona Beach

In November 2016, we opened an approximately 352,000 square foot, wholly-owned, outlet center in Daytona Beach, Florida.

2015 Developments

Foxwoods

In May 2015, we opened an approximately 312,000 square foot outlet center at the Foxwoods Resort Casino in Mashantucket, Connecticut. Prior to the settlement of the litigation with our former joint venture partner related to the Foxwoods property as described further in Note 3 above, we owned a controlling interest in the joint venture which was consolidated for financial reporting purposes.

Grand Rapids

In July 2015, we opened an approximately 352,000 square foot wholly-owned outlet center near Grand Rapids, Michigan.

Southaven

In November 2015, we opened an approximately 320,000 square foot outlet center in Southaven, Mississippi. We own a controlling interest in the joint venture which is consolidated for financial reporting purposes.

As of December 31, 2017, based upon the liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value, our economic interest would represent substantially all of the economic benefit of the property. Our economic interest may fluctuate based on a number of factors, including mortgage financing, partnership capital contributions and distributions, and proceeds from asset sales.

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$1.1	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.5	86.4
RioCan Canada	Various	50.0%	923	115.8	11.1
Investments included in investments in unconsolidated joint ventures				$119.4

Charlotte(2)	Charlotte, NC	50.0%	398	$(4.1)	$89.8
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.0)	79.4
Investments included in other liabilities				$(17.1)

As of December 31, 2016
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$6.7	$84.2
National Harbor	National Harbor, MD	50.0%	341	4.1	86.1
RioCan Canada	Various	50.0%	901	117.3	11.1
Investments included in investments in unconsolidated joint ventures				$128.1

Charlotte(2)	Charlotte, NC	50.0%	398	$(2.5)	$89.7
Galveston/Houston(2)	Texas City, TX	50.0%	353	(3.8)	64.9
Investments included in other liabilities				$(6.3)

(1)	Net of debt origination costs and including premiums of $1.4 million and $1.6 million as of December 31, 2017 and December 31, 2016, respectively.

(2)	The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Fees:
Management and marketing	$2,310	$2,744	$2,853
Development and leasing	124	651	1,827
Loan guarantee	18	452	746
Total Fees	$2,452	$3,847	$5,426

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.2 million and $3.7 million as of December 31, 2017 and 2016, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. The joint venture has an outstanding interest-only mortgage loan for $90.0 million at an interest rate of LIBOR + 1.45%. The loan initially matures in November 2018, with the option to extend the maturity for one additional year. Our partner is providing property management, marketing and leasing services to the joint venture.

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
Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In July 2017, the joint venture amended and restated the initial construction loan to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed approximately $14.5 million equally between the partners. We are providing property management, marketing and leasing services to the outlet center.

National Harbor

In November 2013, we opened an approximately 341,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. The joint venture has an outstanding interest-only construction loan of $87.0 million with a maturity date of November 2019. The loan carries an interest rate of LIBOR + 1.65%. We are providing property management, marketing and leasing services to the joint venture.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire outlet centers in Canada. Under the agreement, any outlet centers developed or acquired will be branded as Tanger Outlet Centers. Prior to July 2017, we provided leasing and marketing services for the outlet centers and RioCan provided development and property management services.Subsequent to July 2017, we have agreed to provide marketing services for the outlet centers and RioCan has agreed to provide development, leasing and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In March 2016, the co-owners opened an approximately 28,000 square foot expansion related to an anchor tenant bringing the total square feet of the outlet center to approximately 316,000 square feet. In 2016, the co-owners commenced construction on a 39,000 square foot expansion, which opened during the second quarter of 2017.

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

During 2017, the joint venture determined for its Bromont and Saint Sauveur, Quebec outlet centers that the estimated future undiscounted cash flows of those properties did not exceed the property's carrying value based on the joint venture's expectations of the future performance of the centers. Therefore, the joint venture recorded an $18.0 million non-cash impairment charge in its statement of operations, which equaled the excess of the properties carrying value over its fair value. The fair value was determined using a market approach considering the prevailing market income capitalization rates for similar assets. Our share of this impairment charge, $9.0 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

Savannah

In May 2016, the joint venture expanded the outlet center in Savannah by approximately 42,000 square feet, bringing the outlet center's total gross leasable area to approximately 429,000 square feet.

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

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2017 and 2016 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2017	2016
Assets
Land	$95,686	$88,015
Buildings, improvements and fixtures	505,618	503,548
Construction in progress, including land under development	3,005	13,037
	604,309	604,600
Accumulated depreciation	(93,837)	(67,431)
Total rental property, net	510,472	537,169
Cash and cash equivalents	25,061	27,271
Deferred lease costs, net	10,985	13,612
Prepaids and other assets	15,073	12,567
Total assets	$561,591	$590,619
Liabilities and Owners' Equity
Mortgages payable, net	$351,259	$335,971
Accounts payable and other liabilities	14,680	20,011
Total liabilities	365,939	355,982
Owners' equity	195,652	234,637
Total liabilities and owners' equity	$561,591	$590,619

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2017	2016	2015
Revenues	$96,776	$106,766	$106,042
Expenses:
Property operating	36,507	39,576	40,639
General and administrative	350	349	571
Asset impairment	18,042	5,838	—
Depreciation and amortization	28,162	32,930	34,516
Total expenses	83,061	78,693	75,726
Operating income	13,715	28,073	30,316
Interest expense	(10,365)	(8,946)	(8,674)
Other non-operating income	71	6	19
Net income	$3,421	$19,133	$21,661
The Company and Operating Partnership's share of:
Net income	$1,937	$10,872	$11,484
Depreciation, amortization and asset impairments (real estate related)	$22,878	$21,829	$20,052

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Deferred lease costs	$81,888	$76,733
Intangible assets:
Above market leases	54,763	57,077
Lease in place value	71,801	77,858
Tenant relationships	49,184	52,925
Other intangibles	49,730	52,346
	307,366	316,939
Accumulated amortization	(175,305)	(165,360)
Deferred lease costs and other intangibles, net	$132,061	$151,579

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2017 and 2016 were $24.5 million and $27.6 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2017, 2016 and 2015 was $17.8 million, $16.8 million and $16.7 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2017, 2016 and 2015 was $(2.4) million, $(2.8) million and $(2.0) million, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/below market leases, net (1)	Deferred lease costs and other intangibles (2)
2018	$2,387	$9,173
2019	911	7,018
2020	447	5,945
2021	284	5,156
2022	267	4,767
Total	$4,296	$32,059

(1)	These amounts are recorded as a reduction of base rentals.

(2)	These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Unsecured lines of credit	$208,100	$61,000
Unsecured term loan	$325,000	$325,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2017 and 2016 consisted of the following (in thousands):

			2017		2016
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:

Senior notes	6.125%	June 2020	$—	$—	$300,000	$298,226
Senior notes	3.875%	December 2023	250,000	246,036	250,000	245,425
Senior notes	3.750%	December 2024	250,000	247,410	250,000	247,058
Senior notes	3.125%	September 2026	350,000	345,128	350,000	344,600
Senior notes	3.875%	July 2027	300,000	296,182	—	—

Mortgages payable:
Atlantic City (2) (3)	5.14%-7.65%	November 2021- December 2026	37,462	39,879	40,471	43,286
Foxwoods	LIBOR + 1.55%	December 2017	—	—	70,250	69,902
Southaven	LIBOR + 1.75%	April 2018	60,000	59,881	59,277	58,957
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	322,975	325,000	322,410
Unsecured lines of credit	LIBOR + 0.90%	October 2019	208,100	206,160	61,000	58,002
			$1,780,562	$1,763,651	$1,705,998	$1,687,866

(1)
Includes premiums and net of debt discount and unamortized debt origination costs. Unamortized debt origination costs were $12.7 million and $14.0 million for the years ended December 31, 2017 and 2016, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $3.2 million and $2.7 million, respectively.

(2)	The effective interest rate assigned during the purchase price allocation to this assumed mortgage during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $193.1 million at December 31, 2017, serve as collateral for mortgages payable. We maintain unsecured lines of credit that, as of December 31, 2017, provided for borrowings of up to $520.0 million, including a separate $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.0 billion through an accordion feature in certain circumstances. As of December 31, 2017, letters of credit totaling approximately $6.0 million were issued under the lines of credit.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2017, we were in compliance with all of our debt covenants.

In January 2018, we amended the lines of credit to, among other things, increase the borrowing capacity, reduce the interest rate spread over LIBOR and extend the maturity date. See Note 24.

2017 Transactions

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

Foxwoods Debt Repayment

In November 2017, we repaid the $70.3 million floating rate mortgage loan secured by the Foxwoods property with borrowings under its unsecured floating rate lines of credit.

2016 Transactions

Deer Park Debt Repayment

In January 2016, we repaid our $150.0 million floating rate mortgage loan, which had an original maturity date in August 2018 and was related to our Deer Park outlet center.

Unsecured Term Note Repayment

In February 2016, we repaid our $7.5 million unsecured term note, which had an original maturity date in August 2017. In June 2016, our $10.0 million unsecured note payable became due and was repaid in June 2016.

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2017 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2018	$63,184
2019	211,469
2020	3,566
2021	330,793
2022	4,436
Thereafter	1,167,114
Subtotal	1,780,562
Net discount and debt origination costs	(16,911)
Total	$1,763,651

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

11.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2017 and 2016 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2017	2016
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$326	$(344)
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	5,207	4,337
August 14, 2018(2)	January 1, 2021	150,000	1 month LIBOR	2.20%	(188)	—
Total		$475,000			$5,345	$3,993

(1)	Net asset balances are recorded in prepaids and other assets on the consolidated balance sheets and net liabilities are recorded in other liabilities on the consolidated balance sheets.

(2)	In December 2017, we entered into three separate forward starting interest rate swap agreements, effective August 14, 2018.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the year ended December 31, 2017, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$1,351	$4,609	$(711)

12.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$5,533	$—	$5,533	$—
Total assets	$5,533	$—	$5,533	$—

Liabilities:
Interest rate swaps (other liabilities)	$188	$—	$188	$—
Total liabilities	$188	$—	$188	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2016:
Assets:
Interest rate swaps (prepaids and other assets)	$3,993	$—	$3,993	$—
Total assets	$3,993	$—	$3,993	$—

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

The estimated fair value and recorded value of our debt as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,139,064	1,137,976
Level 3 Significant Unobservable Inputs	636,476	566,668
Total fair value of debt	$1,775,540	$1,704,644

Recorded value of debt	$1,763,651	$1,687,866

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

13.    Shareholders' Equity of the Company

As discussed in Note 14, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Exchange of Class A limited partnership units	32,348	24,962	25,663

Share Repurchase Program

In May 2017, the Company announced that our Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. During 2017, we repurchased approximately 1.9 million common shares on the open market at an average price of $25.80, totaling approximately $49.3 million, exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of December 31, 2017 was approximately $75.7 million.

14.    Partners' Equity of the Operating Partnership

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the issuance of restricted share awards or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP Trust, a wholly-owned subsidiary of the Company. Likewise, when the Company repurchases its outstanding common shares, the Operating Partnership repurchases a corresponding Class B common limited partnership unit held by Tanger LP Trust.

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2017, 2016 and 2015:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2014	1,000,000	5,078,406	94,509,781	99,588,187
Units withheld for employee income taxes	—	—	(31,863)	(31,863)
Exchange of Class A limited partnership units	—	(25,663)	25,663	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	348,844	348,844
Units issued upon exercise of options	—	—	28,400	28,400
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Units withheld for employee income taxes	—	—	(66,760)	(66,760)
Exchange of Class A limited partnership units	—	(24,962)	24,962	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	59,700	59,700
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Exchange of Class A limited partnership units	—	(32,348)	32,348	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	411,968	411,968
Repurchase of units	—	—	(1,911,585)	(1,911,585)
Units issued upon exercise of options	—	—	1,800	1,800
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969

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

In 2017 and 2016, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 13, for the years ended December 31, 2017 and 2016, Non-Company LPs exchanged 32,348 and 24,962 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. In addition, during 2017, the Company repurchased approximately 1.9 million common shares on the open market and the Operating Partnership repurchased an equal number of units held by the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2017	2016
Net income attributable to Tanger Factory Outlet Centers, Inc.	$68,002	$193,744
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	1,630	(389)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$69,632	$193,355

16.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$68,002	$193,744	$211,200
Less allocation of earnings to participating securities	(1,209)	(1,926)	(2,408)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$66,793	$191,818	$208,792
Denominator
Basic weighted average common shares	94,506	95,102	94,698
Effect of notional units	—	175	—
Effect of outstanding options and certain restricted common shares	16	68	61
Diluted weighted average common shares	94,522	95,345	94,759
Basic earnings per common share:
Net income	$0.71	$2.02	$2.20
Diluted earnings per common share:
Net income	$0.71	$2.01	$2.20

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

The notional units are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2017, 2016, and 2015, 603,411, 501,446 and 859,450 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

The effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2017, 2016 and 2015, 169,000, 141,300 and 227,400 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

17.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per unit amounts):

	2017	2016	2015
Numerator
Net income attributable to partners of the Operating Partnership	$71,611	$204,031	$222,531
Allocation of earnings to participating securities	(1,209)	(1,928)	(2,413)
Net income available to common unitholders of the Operating Partnership	$70,402	$202,103	$220,118
Denominator
Basic weighted average common units	99,533	100,155	99,777
Effect of notional units	—	175	—
Effect of outstanding options and certain restricted common units	16	68	61
Diluted weighted average common units	99,549	100,398	99,838
Basic earnings per common unit:
Net income	$0.71	$2.02	$2.21
Diluted earnings per common unit:
Net income	$0.71	$2.01	$2.20

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2017, 2016, 2015, 603,411, 501,446 and 859,450 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

The effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2017, 2016 and 2015, 169,000, 141,300 and 227,400 options were excluded from the computation, respectively.

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

18.    Equity-Based Compensation

When a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We may issue up to 15.4 million common shares under the Plan. Through December 31, 2017, we had granted 7,534,560 options, net of options forfeited; 5,365,728 restricted common share awards, net of restricted common shares forfeited or withheld for employees' tax obligations; and notional units which may result in the issuance of a maximum of 603,411 common shares. Shares remaining available for future issuance totaled 1,896,301 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively, as follows (in thousands):

	2017	2016	2015
Restricted common shares	$9,395	$10,976	$11,220
Notional unit performance awards	3,913	3,967	3,030
Options	277	376	462
Total equity-based compensation	$13,585	$15,319	$14,712

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2017	2016	2015
Equity-based compensation expense capitalized	$1,044	$985	$837

As of December 31, 2017, there was $23.2 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Common Share Awards

During 2017, 2016 and 2015, the Company granted 253,431, 286,524 and 357,844 restricted common shares, respectively, to the independent directors and the senior executive officers. The independent directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted common shares vest ratably over periods ranging from three to five years. For the restricted shares issued to our chief executive officer during 2017, 2016 and 2015, the restricted share agreements require him to hold the shares for a minimum of three years following each applicable vesting date thereof. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares. For all of the restricted common share awards described above, the grant date fair value of the award was determined based upon the closing market price of the Company's common shares on the day prior to the grant date and the associated compensation expense is being recognized in accordance with the vesting schedule of each grant.

The following table summarizes information related to unvested restricted common shares outstanding for the years ended December 31, 2017, 2016, and 2015:

Unvested Restricted Common Shares	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2014	1,099,450	$29.01
Granted	357,844	36.69
Vested	(371,299)	28.12
Forfeited	—	—
Outstanding at December 31, 2015	1,085,995	$31.84
Granted	286,524	29.64
Vested	(388,851)	31.30
Forfeited	(104,400)	34.13
Outstanding at December 31, 2016	879,268	$31.09
Granted	253,431	33.07
Vested	(368,043)	29.87
Forfeited	(14,750)	34.39
Outstanding at December 31, 2017	749,906	$32.30

The table above excludes restricted common shares earned under the 2014 Outperformance Plan. In connection with the 2014 Outperformance Plan, we issued 184,455 restricted common shares in January 2017, with 94,663 vesting immediately and the remaining 89,792 vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The total value of restricted common shares vested during the years ended 2017, 2016 and 2015 was $12.4 million, $12.7 million and $13.1 million, respectively. During 2017, 2016 and 2015, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were 69,886, 66,760 and 31,863 for 2017, 2016 and 2015, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $2.4 million, $2.2 million and $1.1 million for 2017, 2016 and 2015, respectively, which is reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

Outperformance Plan

Each year, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approves the terms and the number of awards to be granted under the Tanger Factory Outlet Centers, Inc. Outperformance Plan (the “OPP"). The OPP is a long-term incentive compensation plan. Recipients may earn units which may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability.

The following table sets forth OPP performance targets and other relevant information about each plan:

	2017 OPP	2016 OPP	2015 OPP(1)	2014 OPP(2)	2013 OPP (3)
Performance targets (4)
Absolute portion of award:
Percent of total award	50%	50%	60%	70%	70%
Absolute share price appreciation range	18% - 35%	18% - 35%	25% - 35%	25% - 35%	25% - 35%
Percentage of units to be earned	20%-100%	20%-100%	33%-100%	33%-100%	33%-100%

Relative portion of award:
Percent of total award	50%	50%	40%	30%	30%
Percentile rank of peer group range(5)	40th - 70th	40th - 70th	50th - 70th	50th - 70th	50th - 70th
Percentage of units to be earned	20%-100%	20%-100%	33%-100%	33%-100%	33%-100%

Maximum number of restricted common shares that may be earned	296,400	321,900	306,600	329,700	315,150
Grant date fair value per share	$16.60	$15.10	$15.85	$14.71	$13.99

(1)
On December 31, 2017, the measurement period for the 2015 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2015 OPP performance awards were automatically forfeited.

(2)
On December 31, 2016, the measurement period for the 2014 OPP expired. Based on the Company’s absolute total shareholder return over the three-year measurement period, we issued 184,455 restricted common shares in January 2017, with 94,663 vesting immediately and the remaining 89,792 vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability). Our relative total shareholder return for the 2014 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2014 OPP.

(3)
On December 31, 2015, the measurement period for the 2013 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2013 OPP performance awards were automatically forfeited.

(4)
The performance shares for the OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute total shareholder return and for relative total shareholder return. The share price for the purposes of calculation of share price appreciation will be adjusted on a penny-for-penny basis with respect to any dividend payments made during the measurement period.

(5)	The peer group is based on companies included in the SNL Equity REIT index.

The fair values of the OPP awards granted during the years ended December 31, 2017, 2016, and 2015 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	2017	2016	2015
Risk free interest rate (1)	1.52%	1.05%	0.86%
Expected dividend yield (2)	3.4%	3.1%	2.7%
Expected volatility (3)	19%	21%	20%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth OPP activity for the years ended December 31, 2017, 2016, and 2015:

Unvested OPP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2014	644,850	$14.36
Awarded	306,600	15.85
Forfeited	(407,150)	14.28
Outstanding as of December 31, 2015	544,300	$15.26
Awarded	321,900	15.10
Forfeited	(107,024)	14.77
Outstanding as of December 31, 2016	759,176	$15.36
Awarded	296,400	16.60
Earned (1)	(184,455)	14.71
Forfeited	(267,710)	15.84
Outstanding as of December 31, 2017	603,411	$15.83

(1)	Represents the units under the 2014 OPP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2017 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$26.06	62,200	$26.06	3.15	62,200	$26.06
32.02	169,000	32.02	6.00	89,800	32.02
	231,200	$30.42	5.24	152,000	$29.58

A summary of option activity under the Plan for the years ended December 31, 2017, 2016, and 2015 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2014	370,500	$30.20
Granted	—	—
Exercised	(28,400)	27.76
Forfeited	(23,700)	31.58
Outstanding as of December 31, 2015	318,400	$30.32	7.19	$924
Granted	—	—
Exercised	(59,700)	29.31
Forfeited	(16,500)	31.86
Outstanding as of December 31, 2016	242,200	$30.46	6.26	$1,287
Granted	—	—
Exercised	(1,800)	29.70
Forfeited	(9,200)	31.83
Outstanding as of December 31, 2017	231,200	$30.42	5.24	$28

Vested and Expected to Vest as of
December 31, 2017	227,569	$30.39	5.22	$28

Exercisable as of December 31, 2017	152,000	$29.58	4.84	$28

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $8,000, $469,000 and $200,000, respectively.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2017, 2016 and 2015, we contributed approximately $862,000, $828,000 and $742,000, respectively, to the 401(k) Retirement Savings Plan.

19. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2014	$(14,113)	$90	$(14,023)	$(773)	$5	$(768)
Other comprehensive loss before reclassifications	(22,017)	(2,279)	(24,296)	(1,183)	(122)	(1,305)
Reclassification out of accumulated other comprehensive income into interest expense	—	1,604	1,604	—	86	86
Balance December 31, 2015	(36,130)	(585)	(36,715)	(1,956)	(31)	(1,987)
Other comprehensive income before reclassifications	4,043	2,539	6,582	216	135	351
Reclassification out of accumulated other comprehensive income into interest expense	—	1,838	1,838	—	97	97
Balance December 31, 2016	(32,087)	3,792	(28,295)	(1,740)	201	(1,539)
Other comprehensive income before reclassifications	7,727	1,020	8,747	411	55	466
Reclassification out of accumulated other comprehensive income into interest expense	—	263	263	—	13	13
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2017.

20. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2014	$(14,886)	$95	$(14,791)
Other comprehensive loss before reclassifications	(23,200)	(2,401)	(25,601)
Reclassification out of accumulated other comprehensive income into interest expense	—	1,690	1,690
Balance December 31, 2015	(38,086)	(616)	(38,702)
Other comprehensive income before reclassifications	4,259	2,674	6,933
Reclassification out of accumulated other comprehensive income into interest expense	—	1,935	1,935
Balance December 31, 2016	(33,827)	3,993	(29,834)
Other comprehensive income before reclassifications	8,138	1,075	9,213
Reclassification out of accumulated other comprehensive income into interest expense	—	276	276
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2017.

21.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Advertising and promotion	$29,046	$29,108	$29,144
Common area maintenance	71,195	70,616	68,886
Real estate taxes	30,695	28,542	26,168
Other operating expenses	24,299	23,751	22,305
	$155,235	$152,017	$146,503

22.    Lease Agreements

As of December 31, 2017, we were the lessor to over 2,600 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2018 to 2033. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2017, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2018	$280,644
2019	253,637
2020	231,031
2021	199,028
2022	171,083
Thereafter	448,227
$1,583,650

23.    Commitments and Contingencies

Commitments and Contingencies of Consolidated Properties

Leases and capital expenditure commitments

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2018 to 2101. Annual rental payments for these leases totaled approximately $7.1 million, $7.0 million and $6.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead , Foxwoods and Rehoboth Beach.

Minimum lease payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
2018	$7,523
2019	7,385
2020	7,187
2021	7,119
2022	7,190
Thereafter	307,521
Total minimum payment	$343,925

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $9.4 million at December 31, 2017.

Litigation

We are also subject to legal proceedings and claims, which arise from time to time in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial statements. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Commitments and Contingencies of Unconsolidated Properties

Capital expenditure commitments

Contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $1.1 million at December 31, 2017, of which our portion was approximately $548,000. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2017 and do not necessary represent the total cost to complete the projects.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2017, the maximum amount of joint venture debt guaranteed by the Company is $32.8 million.

24.    Subsequent Events

In January 2018, the Company's Board of Directors declared a $0.3425 cash dividend per common share payable on February 15, 2018 to each shareholder of record on January 31, 2017, and the Trustees of Tanger GP Trust declared a $0.3425 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January 2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over LIBOR from 0.90% to 0.875%, increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion. Loan origination costs associated with the amendments totaled approximately $2.3 million.

Notional Unit Performance Awards

In February 2018, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2018 Outperformance Plan (the “2018 OPP"). The 2018 OPP is a long-term incentive compensation plan. Recipients may earn units which may convert, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

Southaven Loan

In February 2018, the consolidated joint venture that owns the Tanger outlet center in Southaven, Mississippi amended and restated the $60.0 million mortgage loan secured by the property. The amended and restated loan reduced the principal balance to $51.4 million, increased the interest rate from LIBOR + 1.75% to LIBOR + 1.80% and extended the maturity to April 2021, with a two-year extension option.

25.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2017 and 2016 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2017 (1)
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter
Total revenues	$121,368	$119,614	$120,765	$126,487
Operating income	37,648	38,093	41,383	43,599
Net income (loss)	23,514	30,947	(16,034)	33,449
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	22,336	29,390	(15,219)	31,495
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	22,041	29,084	(15,525)	31,193

Basic earnings per common share:
Net income (loss)	$0.23	$0.31	$(0.17)	$0.33

Diluted earnings per common share:
Net income (loss)	$0.23	$0.31	$(0.17)	$0.33

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the second quarter of 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut.

(3)
In the third quarter of 2017, net income includes a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

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

Basic earnings per common share :
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

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2017 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2017 (1)
Outlet Center Name	Location	Encum-brances (2)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$39,879	$—	$125,988	$—	$5,006	$—	$130,994	$130,994	$28,612	2011 (4)	(3)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	8,652	1,963	18,076	20,039	10,028	1997 (4)	(3)
Branson	Branson, MO	—	4,407	25,040	396	23,057	4,803	48,097	52,900	30,082	1994	(3)
Charleston	Charleston, SC	—	10,353	48,877	—	14,816	10,353	63,693	74,046	28,547	2006	(3)
Commerce	Commerce, GA	—	1,262	14,046	707	34,928	1,969	48,974	50,943	31,710	1995	(3)
Daytona Beach	Daytona Beach, FL	—	9,913	81,183	—	—	9,913	81,183	91,096	5,315	2016	(3)
Deer Park	Deer Park, NY	—	82,413	173,044	—	12,194	82,413	185,238	267,651	32,435	2013 (4)	(3)
Foley	Foley, AL	—	4,400	82,410	693	41,927	5,093	124,337	129,430	54,558	2003 (4)	(3)
Fort Worth	Fort Worth, TX	—	11,157	83,827	—	—	11,157	83,827	94,984	601	2017	(3)
Foxwoods	Mashantucket, CT	—	—	130,561	—	1,262	—	131,823	131,823	14,665	2015	(3)
Gonzales	Gonzales, LA	—	679	15,895	—	34,684	679	50,579	51,258	31,867	1992	(3)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	566	8,180	75,986	84,166	10,177	2015	(3)
Hershey	Hershey, PA	—	3,673	48,186	—	3,905	3,673	52,091	55,764	12,597	2011(4)	(3)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,346	4,753	33,346	38,099	12,605	2011	(3)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	12,137	5,128	32,805	37,933	15,458	2003 (4)	(3)
Howell	Howell, MI	—	2,250	35,250	—	14,288	2,250	49,538	51,788	23,380	2002 (4)	(3)
Jeffersonville	Jeffersonville, OH	—	2,752	111,276	—	11,683	2,752	122,959	125,711	26,729	2011 (4)	(3)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	55,935	10,347	75,842	86,189	26,569	1994 (4)	(3)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	28,687	2,558	40,488	43,046	25,694	1994	(3)
Mebane	Mebane, NC	—	8,821	53,362	—	3,024	8,821	56,386	65,207	23,015	2010	(3)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	24,911	—	105,644	105,644	29,791	2009 (4)	(3)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	38,156	8,781	94,954	103,735	41,492	2003 (4)	(3)
Nags Head	Nags Head, NC	—	1,853	6,679	—	6,298	1,853	12,977	14,830	8,301	1997 (4)	(3)
Ocean City	Ocean City, MD	—	—	16,334	—	12,946	—	29,280	29,280	7,013	2011 (4)	(3)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2017 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period December 31, 2017(1)
Outlet Center Name	Location	Encum-brances (2)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	27,524	7,243	61,121	68,364	25,774	2003 (4)	(3)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	13,602	5,531	104,890	110,421	49,281	2008	(3)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	53,335	22,475	127,544	150,019	47,162	2003 (4)	(3)
Riverhead	Riverhead, NY	—	—	36,374	6,152	127,942	6,152	164,316	170,468	89,714	1993	(3)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	58,326	4,102	67,766	71,868	41,424	1993	(3)
Savannah	Pooler, GA	—	8,556	167,780	—	2,780	8,556	170,560	179,116	8,397	2016 (4)	(3)
Sevierville	Sevierville, TN	—	—	18,495	—	48,944	—	67,439	67,439	37,488	1997 (4)	(3)
Southaven	Southaven, MS	59,881	14,959	62,042	—	3,194	14,959	65,236	80,195	8,629	2015	(3)
Terrell	Terrell, TX	—	523	13,432	—	9,712	523	23,144	23,667	18,173	1994	(3)
Tilton	Tilton, NH	—	1,800	24,838	29	13,780	1,829	38,618	40,447	17,025	2003 (4)	(3)
Westgate	Glendale, AZ	—	19,037	140,337	—	2,329	19,037	142,666	161,703	7,013	2016 (4)	(3)
Williamsburg	Williamsburg, IA	—	706	6,781	716	17,798	1,422	24,579	26,001	20,510	1991	(3)
Other	Various	—	710	1,496	—	—	710	1,496	2,206	136	Various	(3)
		$99,760	$260,107	$2,006,818	$19,871	$801,674	$279,978	$2,808,492	$3,088,470	$901,967

(1)	Aggregate cost for federal income tax purposes is approximately $3.1 billion.

(2)	Including premiums and net of debt origination costs.

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

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2017
(in thousands)

The changes in total real estate for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$2,965,907	$2,513,217	$2,263,603
Acquisitions	—	335,710	—
Improvements	175,868	163,187	245,391
Dispositions and reclassifications to and from rental property held for sale	(53,305)	(46,207)	4,223
Balance, end of year	$3,088,470	$2,965,907	$2,513,217

The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$814,583	$748,341	$662,236
Depreciation for the period	107,845	96,813	85,872
Dispositions and reclassifications to and from rental property held for sale	(20,461)	(30,571)	233
Balance, end of year	$901,967	$814,583	$748,341