Form 10-Q
period 2018-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2018-05-03
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 1, 2018, there were 94,382,583 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,382,583 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2018	December 31, 2017
Assets
Rental property:
Land	$279,978	$279,978
Buildings, improvements and fixtures	2,810,980	2,793,638
Construction in progress	615	14,854
	3,091,573	3,088,470
Accumulated depreciation	(929,608)	(901,967)
Total rental property, net	2,161,965	2,186,503
Cash and cash equivalents	3,427	6,101
Investments in unconsolidated joint ventures	114,304	119,436
Deferred lease costs and other intangibles, net	127,493	132,061
Prepaids and other assets	98,669	96,004
Total assets	$2,505,858	$2,540,105
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,230	$1,134,755
Unsecured term loan, net	323,082	322,975
Mortgages payable, net	90,109	99,761
Unsecured lines of credit, net	223,634	206,160
Total debt	1,772,055	1,763,651
Accounts payable and accrued expenses	66,405	90,416
Other liabilities	73,907	73,736
Total liabilities	1,912,367	1,927,803
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 94,382,583 and 94,560,536 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	944	946
Paid in capital	776,753	784,782
Accumulated distributions in excess of net income	(194,416)	(184,865)
Accumulated other comprehensive loss	(19,623)	(19,285)
Equity attributable to Tanger Factory Outlet Centers, Inc.	563,658	581,578
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	29,833	30,724
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	593,491	612,302
Total liabilities and equity	$2,505,858	$2,540,105

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Base rentals	$81,533	$80,330
Percentage rentals	1,429	1,855
Expense reimbursements	38,280	36,598
Management, leasing and other services	613	579
Other income	1,680	2,006
Total revenues	123,535	121,368
Expenses:
Property operating	42,218	40,387
General and administrative	11,112	11,412
Abandoned pre-development costs	—	627
Depreciation and amortization	33,123	31,294
Total expenses	86,453	83,720
Operating income	37,082	37,648
Other income (expense):
Interest expense	(15,800)	(16,487)
Other non-operating income (expense)	209	35
Income before equity in earnings of unconsolidated joint ventures	21,491	21,196
Equity in earnings of unconsolidated joint ventures	2,194	2,318
Net income	23,685	23,514
Noncontrolling interests in Operating Partnership	(1,217)	(1,178)
Noncontrolling interests in other consolidated partnerships	370	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,838	$22,336

Basic earnings per common share:
Net income	$0.24	$0.23
Diluted earnings per common share:
Net income	$0.24	$0.23

Dividends declared per common share	$0.3425	$0.3250
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2018	2017
Net income	$23,685	$23,514
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,095)	1,010
Change in fair value of cash flow hedges	2,739	722
Other comprehensive income (loss)	(356)	1,732
Comprehensive income	23,329	25,246
Comprehensive income attributable to noncontrolling interests	(829)	(1,247)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$22,500	$23,999
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	22,336	—	22,336	1,178	—	23,514
Other comprehensive income	—	—	—	1,663	1,663	69	—	1,732
Compensation under Incentive Award Plan	—	3,537	—	—	3,537	—	—	3,537
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 428,312 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 69,886 common shares for employee income taxes	—	(2,435)	—	—	(2,435)	—	—	(2,435)
Adjustment for noncontrolling interests in Operating Partnership	—	106	—	—	106	(106)	—	—
Common dividends ($.325 per share)	—	—	(32,206)	—	(32,206)	—	—	(32,206)
Distributions to noncontrolling interests	—	—	—	—	—	(1,634)	—	(1,634)
Balance, March 31, 2017	$965	$821,509	$(132,571)	$(26,632)	$663,271	$34,573	$159	$698,003

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	22,838	—	22,838	1,217	(370)	23,685
Other comprehensive loss	—	—	—	(338)	(338)	(18)	—	(356)
Compensation under Incentive Award Plan	—	3,656	—	—	3,656	—	—	3,656
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 443,700 common shares, including transaction costs	(4)	(9,994)	—	—	(9,998)	—	—	(9,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	379	—	—	379	(379)	—	—
Common dividends ($.3425 per share)	—	—	(32,389)	—	(32,389)	—	—	(32,389)
Distributions to noncontrolling interests	—	—	—	—	—	(1,711)	(75)	(1,786)
Balance, March 31, 2018	$944	$776,753	$(194,416)	$(19,623)	$563,658	$29,833	$—	$593,491

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$23,685	$23,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,123	31,294
Amortization of deferred financing costs	783	878
Equity in earnings of unconsolidated joint ventures	(2,194)	(2,318)
Equity-based compensation expense	3,392	3,292
Amortization of debt (premiums) and discounts, net	101	125
Amortization (accretion) of market rent rate adjustments, net	562	722
Straight-line rent adjustments	(1,948)	(1,705)
Distributions of cumulative earnings from unconsolidated joint ventures	2,198	2,473
Changes in other assets and liabilities:
Other assets	1,714	(909)
Accounts payable and accrued expenses	(11,412)	(761)
Net cash provided by operating activities	50,004	56,605
INVESTING ACTIVITIES
Additions to rental property	(19,714)	(35,527)
Additions to investments in unconsolidated joint ventures	(514)	(1,371)
Additions to non-real estate assets	(303)	(6,949)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,494	3,313
Additions to deferred lease costs	(1,014)	(1,430)
Other investing activities	2,969	2,833
Net cash used in investing activities	(14,082)	(39,131)
FINANCING ACTIVITIES
Cash dividends paid	(32,389)	(32,206)
Distributions to noncontrolling interests in Operating Partnership	(1,711)	(1,634)
Proceeds from revolving credit facility	149,200	128,855
Repayments of revolving credit facility	(129,700)	(117,500)
Repayments of notes, mortgages and loans	(9,379)	(736)
Repurchase of common shares, including transaction costs	(9,998)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,435)
Additions to deferred financing costs	(2,606)	(50)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	3,283
Payment for other financing activities	(362)	(104)
Net cash used in financing activities	(38,568)	(22,473)
Effect of foreign currency rate changes on cash and cash equivalents	(28)	2
Net decrease in cash and cash equivalents	(2,674)	(4,997)
Cash and cash equivalents, beginning of period	6,101	12,222
Cash and cash equivalents, end of period	$3,427	$7,225
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2018	December 31, 2017
Assets
Rental property:
Land	$279,978	$279,978
Buildings, improvements and fixtures	2,810,980	2,793,638
Construction in progress	615	14,854
	3,091,573	3,088,470
Accumulated depreciation	(929,608)	(901,967)
Total rental property, net	2,161,965	2,186,503
Cash and cash equivalents	3,338	6,050
Investments in unconsolidated joint ventures	114,304	119,436
Deferred lease costs and other intangibles, net	127,493	132,061
Prepaids and other assets	97,860	95,384
Total assets	$2,504,960	$2,539,434
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,230	$1,134,755
Unsecured term loan, net	323,082	322,975
Mortgages payable, net	90,109	99,761
Unsecured lines of credit, net	223,634	206,160
Total debt	1,772,055	1,763,651
Accounts payable and accrued expenses	65,507	89,745
Other liabilities	73,907	73,736
Total liabilities	1,911,469	1,927,132
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at March 31, 2018 and December 31, 2017	5,743	5,844
Limited partners, 4,995,433 and 4,995,433 Class A common units, and 93,382,583 and 93,560,536 Class B common units outstanding at March 31, 2018 and December 31, 2017, respectively	608,449	626,803
Accumulated other comprehensive loss	(20,701)	(20,345)
Total partners' equity	593,491	612,302
Noncontrolling interests in consolidated partnerships	—	—
Total equity	593,491	612,302
Total liabilities and equity	$2,504,960	$2,539,434
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Base rentals	$81,533	$80,330
Percentage rentals	1,429	1,855
Expense reimbursements	38,280	36,598
Management, leasing and other services	613	579
Other income	1,680	2,006
Total revenues	123,535	121,368
Expenses:
Property operating	42,218	40,387
General and administrative	11,112	11,412
Abandoned pre-development costs	—	627
Depreciation and amortization	33,123	31,294
Total expenses	86,453	83,720
Operating income	37,082	37,648
Other income (expense):
Interest expense	(15,800)	(16,487)
Other non-operating income (expense)	209	35
Income before equity in earnings of unconsolidated joint ventures	21,491	21,196
Equity in earnings of unconsolidated joint ventures	2,194	2,318
Net income	23,685	23,514
Noncontrolling interests in consolidated partnerships	370	—
Net income available to partners	24,055	23,514
Net income available to limited partners	23,814	23,281
Net income available to general partner	$241	$233

Basic earnings per common unit:
Net income	$0.24	$0.23
Diluted earnings per common unit:
Net income	$0.24	$0.23

Distribution declared per common unit	$0.3425	$0.3250
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2018	2017
Net income	$23,685	$23,514
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,095)	1,010
Changes in fair value of cash flow hedges	2,739	722
Other comprehensive income (loss)	(356)	1,732
Comprehensive income	23,329	25,246
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	370	—
Comprehensive income attributable to the Operating Partnership	$23,699	$25,246
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	233	23,281	—	23,514	—	23,514
Other comprehensive income	—	—	1,732	1,732	—	1,732
Compensation under Incentive Award Plan	—	3,537	—	3,537	—	3,537
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 428,312 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 69,886 common units for employee income taxes	—	(2,435)	—	(2,435)	—	(2,435)
Common distributions ($.325 per common unit)	(325)	(33,515)	—	(33,840)	—	(33,840)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, March 31, 2017	$6,393	$719,553	$(28,102)	$697,844	$159	$698,003

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	241	23,814	—	24,055	(370)	23,685
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	3,656	—	3,656	—	3,656
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 443,700 units, including transaction costs	—	(9,998)	—	(9,998)	—	(9,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($.3425 per common unit)	(342)	(33,758)	—	(34,100)	—	(34,100)
Distributions to noncontrolling interests	—	—	—	—	(75)	(75)
Balance, March 31, 2018	$5,743	$608,449	$(20,701)	$593,491	$—	$593,491

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$23,685	$23,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,123	31,294
Amortization of deferred financing costs	783	878
Equity in earnings of unconsolidated joint ventures	(2,194)	(2,318)
Equity-based compensation expense	3,392	3,292
Amortization of debt (premiums) and discounts, net	101	125
Amortization (accretion) of market rent rate adjustments, net	562	722
Straight-line rent adjustments	(1,948)	(1,705)
Distributions of cumulative earnings from unconsolidated joint ventures	2,198	2,473
Changes in other assets and liabilities:
Other assets	1,903	(869)
Accounts payable and accrued expenses	(11,639)	(843)
Net cash provided by operating activities	49,966	56,563
INVESTING ACTIVITIES
Additions to rental property	(19,714)	(35,527)
Additions to investments in unconsolidated joint ventures	(514)	(1,371)
Additions to non-real estate assets	(303)	(6,949)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,494	3,313
Additions to deferred lease costs	(1,014)	(1,430)
Other investing activities	2,969	2,833
Net cash used in investing activities	(14,082)	(39,131)
FINANCING ACTIVITIES
Cash distributions paid	(34,100)	(33,840)
Proceeds from revolving credit facility	149,200	128,855
Repayments of revolving credit facility	(129,700)	(117,500)
Repayments of notes, mortgages and loans	(9,379)	(736)
Repurchase of units, including transaction costs	(9,998)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,435)
Additions to deferred financing costs	(2,606)	(50)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	3,283
Payment for other financing activities	(362)	(104)
Net cash used in financing activities	(38,568)	(22,473)
Effect of foreign currency on cash and cash equivalents	(28)	2
Net decrease in cash and cash equivalents	(2,712)	(5,039)
Cash and cash equivalents, beginning of period	6,050	12,199
Cash and cash equivalents, end of period	$3,338	$7,160
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2018, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.9 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,382,583 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant.

We consolidate properties that are wholly-owned and properties where we own less than 100% but we control. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

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

3. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$0.1	$84.5
National Harbor	National Harbor, MD	50.0%	341	2.0	86.5
RioCan Canada	Various	50.0%	923	112.2	10.6
Investments included in investments in unconsolidated joint ventures				$114.3

Charlotte(2)	Charlotte, NC	50.0%	398	$(4.3)	$89.9
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.7)	79.5
Investments included in other liabilities				$(19.0)

As of December 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$1.1	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.5	86.4
RioCan Canada	Various	50.0%	923	115.8	11.1
Investments included in investments in unconsolidated joint ventures				$119.4

Charlotte(2)	Charlotte, NC	50.0%	398	$(4.1)	$89.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.0)	79.4
Investments included in other liabilities				$(17.1)

(1)	Net of debt origination costs and including premiums of $1.3 million and $1.4 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from the equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Fee:
Management and marketing	$567	$542
Leasing and other fees	46	37
Total Fees	$613	$579

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.1 million and $4.2 million as of March 31, 2018 and December 31, 2017, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2018	December 31, 2017
Assets
Land	$94,138	$95,686
Buildings, improvements and fixtures	500,209	505,618
Construction in progress, including land under development	3,094	3,005
	597,441	604,309
Accumulated depreciation	(98,614)	(93,837)
Total rental property, net	498,827	510,472
Cash and cash equivalents	19,848	25,061
Deferred lease costs and other intangibles, net	10,405	10,985
Prepaids and other assets	14,614	15,073
Total assets	$543,694	$561,591
Liabilities and Owners' Equity
Mortgages payable, net	$351,016	$351,259
Accounts payable and other liabilities	11,289	14,680
Total liabilities	362,305	365,939
Owners' equity	181,389	195,652
Total liabilities and owners' equity	$543,694	$561,591

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2018	2017
Revenues	$23,997	$24,062
Expenses:
Property operating	9,928	9,378
General and administrative	198	120
Depreciation and amortization	6,363	7,513
Total expenses	16,489	17,011
Operating income	7,508	7,051
Interest expense	(3,077)	(2,260)
Other non-operating income	52	2
Net income	$4,483	$4,793

The Company and Operating Partnership's share of:
Net income	$2,194	$2,318
Depreciation and amortization expense (real estate related)	$3,229	$3,838

4. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2018	December 31, 2017
Unsecured lines of credit	$227,600	$208,100
Unsecured term loan	$325,000	$325,000

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2018		December 31, 2017
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%	December 2023	$250,000	$246,192	$250,000	$246,036
Senior notes	3.750%	December 2024	250,000	247,498	250,000	247,410
Senior notes	3.125%	September 2026	350,000	345,263	350,000	345,128
Senior notes	3.875%	July 2027	300,000	296,277	300,000	296,182

Mortgages payable:
Atlantic City (2)(3)	5.14%-7.65%	November 2021- December 2026	36,682	39,001	37,462	39,879
Southaven	LIBOR + 1.80%	April 2021	51,400	51,108	60,000	59,881
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	323,082	325,000	322,975
Unsecured lines of credit	LIBOR + 0.875%	October 2021	227,600	223,634	208,100	206,160
			$1,790,682	$1,772,055	$1,780,562	$1,763,651

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $189.3 million at March 31, 2018, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of March 31, 2018, letters of credit totaling approximately $6.0 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2018, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $32.7 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2018, we were in compliance with all of our debt covenants.

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

Southaven Mortgage

In February 2018, the consolidated joint venture that owns the Tanger outlet center in Southaven, Mississippi amended and restated the $60.0 million mortgage loan secured by the property that was scheduled to mature in April 2018. The amended and restated loan reduced the principal balance to $51.4 million, increased the interest rate from LIBOR + 1.75% to LIBOR + 1.80% and extended the maturity to April 2021, with a two-year extension option. In March 2018, the consolidated joint venture entered into an interest rate swap, effective March 1, 2018, that fixed the base LIBOR rate at 2.47% on a notional amount of $40.0 million through January 31, 2021.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2018 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2018	$2,404
2019	3,369
2020	3,566
2021	609,793
2022	4,436
Thereafter	1,167,114
Subtotal	1,790,682
Net discount and debt origination costs	(18,627)
Total	$1,772,055

6. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2018	December 31, 2017
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$369	$326
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,636	5,207
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	(32)	—
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	1,111	(188)
Total		$515,000			$8,084	$5,345

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three months ended March 31, 2018 and 2017, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2018	2017
Interest Rate Swaps (Effective Portion):
Amount of gain recognized in OCI on derivative	$2,739	$722

7. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$8,116	$—	$8,116	$—
Total assets	$8,116	$—	$8,116	$—

Liabilities:
Interest rate swaps (other liabilities)	$32	$—	$32	$—
Total liabilities	$32	$—	$32	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$5,533	$—	$5,533	$—
Total assets	$5,533	$—	$5,533	$—

Liabilities:
Interest rate swaps (other liabilities)	$188	$—	$188	$—
Total liabilities	$188	$—	$188	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2018	December 31, 2017
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,096,355	1,139,064
Level 3 Significant Unobservable Inputs	644,249	636,476
Total fair value of debt	$1,740,604	$1,775,540

Recorded value of debt	$1,772,055	$1,763,651

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

8. Share Repurchase Program

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. During the first quarter of 2018, we repurchased approximately 443,700 common shares on the open market at an average price of $22.52, totaling approximately $10.0 million, exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of March 31, 2018 was approximately $65.7 million.

9. Partners' Equity of the Operating Partnership

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the grant of restricted common share awards, or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding number of Class B common limited partnership units to Tanger LP Trust, a wholly-owned subsidiary of the Company. Likewise, when the Company repurchases its outstanding common shares, the Operating Partnership repurchases a corresponding number or Class B common limited partnership units held by Tanger LP Trust.

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2018 and March 31, 2017:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company, net of forfeitures	—	—	428,312	428,312
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance March 31, 2017	1,000,000	5,027,781	95,456,117	100,483,898

Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(443,700)	(443,700)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance March 31, 2018	1,000,000	4,995,433	93,382,583	98,378,016

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,838	$22,336
Less allocation of earnings to participating securities	(263)	(295)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,575	$22,041
Denominator:
Basic weighted average common shares	93,644	95,245
Effect of outstanding options and certain restricted common shares	—	66
Diluted weighted average common shares	93,644	95,311
Basic earnings per common share:
Net income	$0.24	$0.23
Diluted earnings per common share:
Net income	$0.24	$0.23

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2018 and 2017, 1,013,383 and 871,116 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2018 and 2017, 564,200 and 177,700 options were excluded from the computation, respectively, as they were anti-dilutive.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2018	2017
Numerator:
Net income attributable to partners of the Operating Partnership	$24,055	$23,514
Less allocation of earnings to participating securities	(263)	(295)
Net income available to common unitholders of the Operating Partnership	$23,792	$23,219
Denominator:
Basic weighted average common units	98,640	100,273
Effect of outstanding options and certain restricted common units	—	66
Diluted weighted average common units	98,640	100,339
Basic earnings per common unit:
Net income	$0.24	$0.23
Diluted earnings per common unit:
Net income	$0.24	$0.23

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2018 and 2017, 1,013,383 and 871,116 notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2018 and 2017, 564,200 and 177,700 options excluded from the computation, respectively, as they were anti-dilutive.

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

12. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (as amended and restated on April 4, 2014, (the "Plan"), which covers our non-employee directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Restricted common shares	$2,376	$2,349
Notional unit performance awards	937	882
Options	79	61
Total equity-based compensation	$3,392	$3,292

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Equity-based compensation expense capitalized	$264	$246

Option Awards

During February 2018, the Company granted 331,000 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2018 is $21.94 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $3.62 and included the following weighted-average assumptions: expected dividend yield 6.24%; expected life of 7.1 years; expected volatility of 32.47%; a risk-free rate of 2.8%; and forfeiture rates of 3.0% to 10.0% dependent upon the employee's position within the Company.

Restricted Common Share and Restricted Share Unit Awards

During February 2018, the Company granted 407,156 in restricted common shares and restricted share units to the Company's non-employee directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $18.65 to $21.94 per share. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted shares (other than our chief executive officer's) generally vest ratably over a three or five year period. Our chief executive officer’s restricted shares generally vest ratably over a two year period and his restricted share units generally vest on the third anniversary of the grant date. For the restricted shares issued to our chief executive officer, the restricted share agreement generally requires him to hold shares issued to him for a minimum of three years following vesting. For the restricted share units issued to our chief executive officer, the restricted share unit agreement generally requires him to hold shares issued to him thereunder for a minimum of three years following the applicable share issuance date. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees' maximum statutory obligation (minimum obligation during 2017) for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 89,437 and 69,886 for the three months ended March 31, 2018 and March 31, 2017, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.1 million for the three months ended March 31, 2018 and was $2.4 million for the three months ended March 31, 2017. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2018 Outperformance Plan

In February 2018, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approved the terms of the Tanger Factory Outlet Centers, Inc. 2018 Outperformance Plan (the “2018 OPP"), a long-term incentive compensation plan. Recipients receive notional units which may convert, subject to the achievement of the goals described below, into common shares of the Company based on the Company’s absolute total shareholder return and its total shareholder return relative to its peer group over a three-year measurement period. For all recipients (other than our chief executive officer), any shares earned at the end of the three-year measurement period are issued immediately following such measurement period, but are restricted and remain subject to a time-based vesting schedule, with 50% of the shares vesting immediately following issuance, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability). For our chief executive officer, any shares earned at the end of the three-year measurement period remain subject to a time-based vesting schedule and are issued following vesting, with 50% of the shares vesting immediately following issuance, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or due to retirement or (c) due to death or disability).

The following table sets forth 2018 OPP performance targets and other relevant information about the 2018 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	19.1% - 29.5%
Percentage of units to be earned	20%-100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30th - 80th
Percentage of units to be earned	20%-100%

Maximum number of restricted common shares that may be earned	409,972
Grant date fair value per share	$12.42

(1)
The number of restricted common shares received under the 2018 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2018 OPP awards granted during the three months ended March 31, 2018 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	2.40%
Expected dividend yield (2)	4.8%
Expected volatility (3)	27%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(2,938)	2,914	(24)	(157)	156	(1)
Reclassification out of accumulated other comprehensive income into interest expense	—	(314)	(314)	—	(17)	(17)
Balance March 31, 2018	$(27,298)	$7,675	$(19,623)	$(1,486)	$408	$(1,078)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.3 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2018.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2018 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(3,095)	3,070	(25)
Reclassification out of accumulated other comprehensive income into interest expense	—	(331)	(331)
Balance March 31, 2018	$(28,784)	$8,083	$(20,701)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.3 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2018.

15. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	March 31, 2018	March 31, 2017
Costs relating to construction included in accounts payable and accrued expenses	$18,978	$26,923

Interest paid, net of interest capitalized was as follows (in thousands):

	March 31, 2018	March 31, 2017
Interest paid, net of interest capitalized	$15,903	$9,445

16. New Accounting Pronouncements

Recently adopted accounting standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update should be applied retrospectively to each period presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017,. We adopted this pronouncement on January 1, 2018, and the pronouncement did not result in changes to our consolidated statements of cash flows as there were no restricted cash amounts included in the beginning-of-period and end-of-period cash and cash equivalents totals.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach only to contracts that are not completed contracts as of January 1, 2018. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

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

We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of March 31, 2018, the Company has no outstanding contract assets or contract liabilities and we did not have a cumulative catch-up upon the adoption of this standard. The adoption of this standard did not result in any material changes to our revenue recognition as compared to the previous guidance.

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842). The revenues which will be impacted by the initial adoption of Topic 606 include revenues from management, leasing and other services provided to our unconsolidated joint ventures that we manage and other income earned at our properties. We receive management, leasing and other services revenue for services provided to our unconsolidated joint ventures that we manage. We recognize management and other services provided to our unconsolidated joint ventures in revenue as the services are transferred. Our other income earned at our properties consist primarily of revenues from vending and other on-site services or products provided to shoppers or tenants. The other income earned at our properties is recorded as the goods are transferred at a point in time or as the service is transferred over time. We have elected to disaggregate our revenue streams into the following line items on our Consolidated Statements of Operations: base rentals, percentage rentals, expense reimbursements, management, leasing and other services, and other income. We believe that these are the proper disaggregated categories as they are the best depiction of our revenue streams both qualitatively and quantitatively.

Recently issued accounting standards to be adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 and January 2018 within ASU 2018-01  (collectively, Topic 842). Topic 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 will be effective beginning in the first quarter of 2019. Early adoption of Topic 842 as of its issuance is permitted. We will adopt Topic 842 effective January 1, 2019. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on a preliminary assessment, we expect our significant operating lease commitments, primarily ground leases at seven of our outlet centers, will be required to be recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheets. In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. Within the terms of our leases where we are the lessor, we are entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. Upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with ASU 2016-12 Revenue from Contracts with Customers (Topic 606).  We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures. Information about our undiscounted future lease payments and the timing of those payments is in Note 23, Commitments and Contingencies of Consolidated Properties, in our Form 10-K for the year ended December 31, 2017.

17. Subsequent Events

In April 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on May 15, 2018 to each shareholder of record on April 30, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2018 with the three months ended March 31, 2017. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; our capital expenditure and working capital needs and the funding thereof; repurchase of the Company's shares; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, including the recent changes in the U.S. federal income taxation of U.S. businesses; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.

General Overview

As of March 31, 2018, we had 36 consolidated outlet centers in 22 states totaling 12.9 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2017 to March 31, 2018 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2017		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	First & Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8
Other		(10)	—	—	—
As of March 31, 2018		12,920	36	2,370	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2018. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	740,159	95
Riverhead, New York (1)	100	729,706	95
Rehoboth Beach, Delaware (1)	100	557,353	97
Foley, Alabama	100	556,677	96
Atlantic City, New Jersey (1) (4)	100	489,706	89
San Marcos, Texas	100	471,816	97
Sevierville, Tennessee (1)	100	448,150	100
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	425,334	88
Jeffersonville, Ohio	100	411,793	89
Glendale, Arizona (Westgate)	100	410,783	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,347	99
Charleston, South Carolina	100	382,117	98
Lancaster, Pennsylvania	100	376,997	95
Pittsburgh, Pennsylvania	100	372,944	99
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,080	94
Fort Worth, Texas	100	351,741	94
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	97
Southaven, Mississippi (2) (4)	50	320,348	95
Park City, Utah	100	319,661	96
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,459	94
Mashantucket, Connecticut (Foxwoods) (1)	100	311,616	95
Williamsburg, Iowa	100	276,331	95
Tilton, New Hampshire	100	250,107	94
Hershey, Pennsylvania	100	247,500	99
Hilton Head II, South Carolina	100	206,564	94
Ocean City, Maryland (1)	100	199,425	96
Hilton Head I, South Carolina	100	181,670	98
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,009	96
Nags Head, North Carolina	100	82,161	98
Totals		12,920,467	96 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Fort Worth center which opened during the fourth quarter of 2017 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 4 and 5 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,857	99
Columbus, Ohio (1)	50	355,245	95
Ottawa, Ontario	50	354,978	93
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96
National Harbor, Maryland (1)	50	341,156	95
Cookstown, Ontario	50	307,779	98
Bromont, Quebec	50	161,307	72
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,370,432	94

(1)	Property encumbered by mortgage. See note 3 to the consolidated financial statements for further details of our debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance ("CAM")) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended March 31, 2018 and 2017:

	Trailing twelve months ended March 31, 2018(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	84	415	$34.32	$70.88	8.55	$26.03
Renewal	262	1,300	$29.25	$0.25	4.07	$29.19

	Trailing twelve months ended March 31, 2017(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	118	383	$40.47	$40.86	8.59	$35.71
Renewal	281	1,235	$32.26	$0.50	4.47	$32.15

(1)
Represents change in rent (base rent and common area maintenance) for all leases for new stores that opened or renewals that started during the respective trailing twelve month periods within the consolidated portfolio, expect for license agreements, seasonal tenants, and month-to-month leases.

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

NET INCOME
Net income increased $171,000 in the 2018 period to $23.7 million as compared to $23.5 million for the 2017 period.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster expansion, which opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

BASE RENTALS
Base rentals increased $1.2 million, or 1%, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$74,899	$75,278	$(379)
Base rentals from new developments and expansions	4,083	1,699	2,384
Base rentals from property disposed	—	1,072	(1,072)
Straight-line rent adjustments	1,948	1,705	243
Termination fees	1,051	1,184	(133)
Amortization of above and below market rent adjustments, net	(448)	(608)	160
	$81,533	$80,330	$1,203

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy and lease modifications for certain tenants in the prior year.

PERCENTAGE RENTALS
Percentage rentals decreased $426,000, or 23%, in the 2018 period compared to the 2017 period. (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$1,374	$1,789	$(415)
Percentage rentals from new developments and expansions	55	2	53
Percentage rentals from property disposed	—	64	(64)
	$1,429	$1,855	$(426)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily due to annual increases in contractual breakpoints in certain leases.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.7 million, or 5%, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Increase/(Decrease)
Expense reimbursements from existing properties	$36,100	$35,402	$698
Expense reimbursements from new developments and expansions	2,180	652	1,528
Expense reimbursements from property disposed	—	544	(544)
	$38,280	$36,598	$1,682

Expense reimbursements represent the contractual recovery from tenants of certain CAM, insurance, property tax, promotional, advertising and management expenses. Certain expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property and thus generally fluctuate consistently with the related expenses. Other expense reimbursements, such as promotional, advertising and certain CAM payments, are contractually fixed and may escalate each year. See "Property Operating Expenses" below for a discussion of the decrease in operating expenses from our existing properties.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $34,000, or 6%, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2018	2017	Increase/(Decrease)
Management and marketing	$567	$542	$25
Leasing and other fees	46	37	9
	$613	$579	$34

OTHER INCOME
Other income decreased $326,000, or 16% in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$1,616	$1,948	$(332)
Other income from new developments and expansions	64	31	33
Other income from property disposed	—	27	(27)
	$1,680	$2,006	$(326)

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.8 million, or 5%, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$40,012	$39,022	$990
Property operating expenses from new developments and expansions	2,191	672	1,519
Property operating expenses from property disposed	15	693	(678)
	$42,218	$40,387	$1,831

Property operating expense from existing properties increased primarily due to higher snow removal costs in the 2018 period compared to the 2017 period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $300,000, or 3% in the 2018 period compared to the 2017 period primarily due to lower payroll-related expenses.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $1.8 million, or 6%, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2018 period (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization from existing properties	$31,039	$30,542	$497
Depreciation and amortization from new developments and expansions	2,084	322	1,762
Depreciation and amortization from properties disposed	—	430	(430)
	$33,123	$31,294	$1,829

INTEREST EXPENSE
Interest expense decreased $687,000, or 4%, in the 2018 period compared to the 2017 period, primarily as a result of the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes. This savings was partially offset by higher LIBOR interest rate levels on our outstanding variable rate debt.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $124,000 or 5% in the 2018 period compared to the 2017 period primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures.

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

We are a well-known seasoned issuer with a shelf registration that expires in March 2021 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

In May 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. During the first quarter of 2018, we repurchased approximately 443,700 common shares on the open market at an average price of $22.52, totaling approximately $10.0 million exclusive of commissions and related fees. The remaining amount authorized to be repurchased under the program as of March 31, 2018 was approximately $65.7 million.

In April 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on May 15, 2018 to each shareholder of record on April 30, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$49,966	$56,563	$(6,597)
Net cash used in investing activities	(14,082)	(39,131)	25,049
Net cash used in financing activities	(38,568)	(22,473)	(16,095)
Effect of foreign currency rate changes on cash and equivalents	(28)	2	(30)
Net decrease in cash and cash equivalents	$(2,712)	$(5,039)	$2,327

Operating Activities

The decrease in net cash provided by operating activities in the 2018 period compared to the 2017 period was primarily due to change in the timing of our bond interest payments.

Investing Activities

The primary cause for the decrease in net cash used in investing activities was due to higher development activity in the 2017 period. In 2017, we had construction expenditures for our Fort Worth, Daytona Beach, Lancaster and Savannah outlet centers. In the 2018 period, we had no new developments under construction.

Financing Activities

The primary cause for the increase in net cash used in financing activities was the shares purchased under our share repurchase program. During the first quarter of 2018, we repurchased approximately 443,700 common shares on the open market at an average price of $22.52, totaling approximately $10.0 million. No common shares were repurchased in the comparable 2017 period.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2018	2017	Change
Capital expenditures analysis:
New outlet center developments and expansions	$883	$27,329	$(26,446)
Major outlet center renovations	900	2,455	(1,555)
Second generation tenant allowances	3,152	4,089	(937)
Other capital expenditures	1,696	5,669	(3,973)
	6,631	39,542	(32,911)
Conversion from accrual to cash basis	13,083	(4,015)	17,098
Additions to rental property-cash basis	$19,714	$35,527	$(15,813)

•
The decrease in new outlet center developments and expansions expenditures was primarily due to construction expenditures, including first generation tenant allowances, that occurred in the 2017 period for our Fort Worth, Daytona Beach and Lancaster outlet centers.

•	The decrease in major outlet center renovations in the 2018 period was primarily due to construction activities at our Riverhead and Rehoboth Beach outlet centers that occurred in 2017.

•
The decrease in other capital expenditures in the 2018 period is primarily due to tenant interior build outs and the installation of solar panels at several of our outlet centers that occurred in 2017.

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

Financing Arrangements

As of March 31, 2018, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership's obligations under our lines of credit. As of March 31, 2018, we had $366.4 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $6.0 million.

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January 2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over LIBOR from 0.90% to 0.875%, increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion. Loan origination costs associated with the amendments totaled approximately $2.3 million. The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our current investment grade credit rating.  If our credit rating is downgraded or upgraded, our interest rate spread would adjust accordingly.

Southaven Mortgage

In February 2018, the consolidated joint venture that owns the Tanger outlet center in Southaven, Mississippi amended and restated the $60.0 million mortgage loan secured by the property that was scheduled to mature in April 2018. The amended and restated loan reduced the principal balance to $51.4 million, increased the interest rate from LIBOR + 1.75% to LIBOR + 1.80% and extended the maturity to April 2021, with a two-year extension option. In March 2018, the consolidated joint venture entered into an interest rate swap, effective March 1, 2018, which fixed the base LIBOR rate at 2.47% on a notional amount of $40.0 million through January 31, 2021

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration with the Operating Partnership, expiring in March 2021, that allows us to register unspecified amounts of different classes of securities on Form S-3. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is for our unsecured lines of credit, occurs in 2021.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	51%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	185%

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of March 31, 2018 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Columbus	Columbus, OH	50.0%	355	$0.1
National Harbor	National Harbor, MD	50.0%	341	2.0
RioCan Canada	Various	50.0%	923	112.2
Investments included in investments in unconsolidated joint ventures				$114.3

Charlotte(1)	Charlotte, NC	50.0%	398	$(4.3)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(14.7)
Investments included in other liabilities				$(19.0)

(1)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from the equity in earnings of the joint venture.

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

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and achievement of performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make-whole provisions in the event that demands are made on any existing guarantees.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2018 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$90.0	November 2018	LIBOR + 1.45%	5.0%	$4.5
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada	10.3	May 2020	5.75%	30.1%	3.1
Debt premium and debt origination costs	(1.3)
	$351.0				$32.7

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Fee:
Management and marketing	$567	$542
Leasing and other fees	46	37
Total Fees	$613	$579

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2018.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Net income	$23,685	$23,514
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	32,542	30,855
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,229	3,838
FFO	59,456	58,207
FFO attributable to noncontrolling interests in other consolidated partnerships	370	—
Allocation of earnings to participating securities	(477)	(512)
FFO available to common shareholders (1)	$59,349	$57,695
As further adjusted for:
Abandoned pre-development costs	—	627
Impact of above adjustments to the allocation of earnings to participating securities	—	(5)
AFFO available to common shareholders (1)	$59,349	$58,317
FFO available to common shareholders per share - diluted (1)	$0.60	$0.58
AFFO available to common shareholders per share - diluted (1)	$0.60	$0.58

Weighted Average Shares:
Basic weighted average common shares	93,644	95,245
Effect of outstanding options and restricted common shares	—	66
Diluted weighted average common shares (for earnings per share computations)	93,644	95,311
Exchangeable operating partnership units	4,996	5,028
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,640	100,339

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2018	2017
Net income	$23,685	$23,514
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,194)	(2,318)
Interest expense	15,800	16,487
Other non-operating income	(209)	(35)
Depreciation and amortization	33,123	31,294
Other non-property expense	432	311
Abandoned pre-development costs	—	627
Corporate general and administrative expenses	11,023	11,277
Non-cash adjustments(1)	(1,367)	(963)
Termination rents	(1,051)	(1,184)
Portfolio NOI	79,242	79,010
Non-same center NOI(2)	(4,215)	(2,856)
Same Center NOI	$75,027	$76,154

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet center expansions:
Fort Worth	October 2017	Westbrook	May 2017	Lancaster	September 2017

ECONOMIC CONDITIONS AND OUTLOOK

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels) which generally increase as prices rise. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including CAM, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

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

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2017, 13 tenants in our consolidated portfolio filed for bankruptcy protection, as compared to two tenants in 2016, and a number of other retailers engaged in brand wide restructurings during 2017 that resulted in store closings. During the first 3 months of 2018, an additional 4 tenants have filed for bankruptcy protection. Largely due to the number of bankruptcy filings, store closings and lease modifications in 2017 and 2018, we currently expect our Same Center NOI for the 2018 year compared to the 2017 year to be in the range of down 1.5% to down 2.5%. If the level of bankruptcy filings, store closings and lease modifications during 2018 are at similar or greater amounts as those experienced in 2017, our 2018 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2018, we had approximately 1.7 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2018. As of March 31, 2018, we had renewed approximately 62% of this space. In addition, for the rolling twelve months ended March 31, 2018, we completed renewals and re-tenanted space totaling 1.7 million square feet at a blended 5.3% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 96% as of March 31, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

Interest Rate Risk

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

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The following table summarizes the terms and fair values of our derivative financial instruments (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2018
Assets (Liabilities):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$369
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,636
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	(32)
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	1,111
Total		$515,000			$8,084

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of March 31, 2018, 13% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.4 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2018	December 31, 2017
Fair value of debt	$1,740,604	$1,775,540
Recorded value of debt	$1,772,055	$1,763,651

A 100 basis point increase from prevailing interest rates at March 31, 2018 and December 31, 2017 would result in a decrease in fair value of total debt of approximately $72.4 million and $77.9 million, respectively. Refer to Note 7 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

Foreign Currency Risk

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018. There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial and Accounting Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2018. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 19, 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated stock repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2018 to January 31, 2018	—	$—	—	$75.7
February 1, 2018 to February 28, 2018	443,700	22.52	443,700	65.7
March 1, 2018 to March 31, 2018	—	—	—	65.7
Total	443,700		443,700	$65.7

For certain restricted common shares that vested during the three months ended March 31, 2018, we withheld shares with value equivalent up to the employees' maximum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 89,437 for the three months ended March 31, 2018. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1*	2018 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership.

10.2*	Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.

10.3*	Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Steven B. Tanger.

10.4*	Form of 2018 Restricted Share Unit Agreement between the Company and Steven B. Tanger.

12.1**	Company's Ratio of Earnings to Fixed Charges.

12.2**	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1***	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2***	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3***	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4***	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101**
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 3, 2018

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Senior Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)