Form 10-Q
period 2018-06-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2018-08-02
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 31, 2018, there were 93,907,034 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2018 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,907,034 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2018	December 31, 2017
Assets
Rental property:
Land	$279,978	$279,978
Buildings, improvements and fixtures	2,825,729	2,793,638
Construction in progress	1,329	14,854
	3,107,036	3,088,470
Accumulated depreciation	(956,418)	(901,967)
Total rental property, net	2,150,618	2,186,503
Cash and cash equivalents	4,261	6,101
Investments in unconsolidated joint ventures	110,502	119,436
Deferred lease costs and other intangibles, net	124,234	132,061
Prepaids and other assets	98,982	96,004
Total assets	$2,488,597	$2,540,105
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,705	$1,134,755
Unsecured term loan, net	323,249	322,975
Mortgages payable, net	89,235	99,761
Unsecured lines of credit, net	220,018	206,160
Total debt	1,768,207	1,763,651
Accounts payable and accrued expenses	65,445	90,416
Other liabilities	79,281	73,736
Total liabilities	1,912,933	1,927,803
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,907,034 and 94,560,536 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	939	946
Paid in capital	770,877	784,782
Accumulated distributions in excess of net income	(204,506)	(184,865)
Accumulated other comprehensive loss	(20,722)	(19,285)
Equity attributable to Tanger Factory Outlet Centers, Inc.	546,588	581,578
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	29,076	30,724
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	575,664	612,302
Total liabilities and equity	$2,488,597	$2,540,105

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Base rentals	$80,925	$80,788	$162,458	$161,118
Percentage rentals	2,027	1,805	3,456	3,660
Expense reimbursements	34,128	34,023	72,408	70,621
Management, leasing and other services	630	609	1,243	1,188
Other income	2,001	2,389	3,681	4,395
Total revenues	119,711	119,614	243,246	240,982
Expenses:
Property operating	37,946	37,116	80,164	77,503
General and administrative	10,997	11,500	22,109	22,912
Abandoned pre-development costs	—	—	—	627
Depreciation and amortization	32,694	32,905	65,817	64,199
Total expenses	81,637	81,521	168,090	165,241
Operating income	38,074	38,093	75,156	75,741
Other income (expense):
Interest expense	(16,181)	(16,520)	(31,981)	(33,007)
Gain on sale of assets	—	6,943	—	6,943
Other non-operating income (expense)	191	57	400	92
Income before equity in earnings of unconsolidated joint ventures	22,084	28,573	43,575	49,769
Equity in earnings of unconsolidated joint ventures	2,206	2,374	4,400	4,692
Net income	24,290	30,947	47,975	54,461
Noncontrolling interests in Operating Partnership	(1,229)	(1,557)	(2,446)	(2,735)
Noncontrolling interests in other consolidated partnerships	(92)	—	278	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,969	$29,390	$45,807	$51,726

Basic earnings per common share:
Net income	$0.24	$0.31	$0.48	$0.54
Diluted earnings per common share:
Net income	$0.24	$0.31	$0.48	$0.54

Dividends declared per common share	$0.3500	$0.3425	$0.6925	$0.6675
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$24,290	$30,947	$47,975	$54,461
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,002)	3,074	(5,097)	4,084
Change in fair value of cash flow hedges	844	(544)	3,583	178
Other comprehensive income (loss)	(1,158)	2,530	(1,514)	4,262
Comprehensive income	23,132	33,477	46,461	58,723
Comprehensive income attributable to noncontrolling interests	(1,262)	(1,702)	(2,091)	(2,949)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$21,870	$31,775	$44,370	$55,774
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	45,807	—	45,807	2,446	(278)	47,975
Other comprehensive loss	—	—	—	(1,437)	(1,437)	(77)	—	(1,514)
Compensation under Incentive Award Plan	—	7,596	—	—	7,596	—	—	7,596
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	558	—	—	558	(558)	—	—
Common dividends ($.6925 per share)	—	—	(65,448)	—	(65,448)	—	—	(65,448)
Distributions to noncontrolling interests	—	—	—	—	—	(3,459)	(167)	(3,626)
Balance, June 30, 2018	$939	$770,877	$(204,506)	$(20,722)	$546,588	$29,076	$—	$575,664

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$47,975	$54,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,817	64,199
Amortization of deferred financing costs	1,532	1,749
Gain on sale of assets	—	(6,943)
Equity in earnings of unconsolidated joint ventures	(4,400)	(4,692)
Equity-based compensation expense	7,045	6,796
Amortization of debt (premiums) and discounts, net	204	245
Amortization (accretion) of market rent rate adjustments, net	1,251	1,691
Straight-line rent adjustments	(3,294)	(3,293)
Distributions of cumulative earnings from unconsolidated joint ventures	4,332	4,952
Changes in other assets and liabilities:
Other assets	3,738	787
Accounts payable and accrued expenses	(8,833)	(9,198)
Net cash provided by operating activities	115,367	110,754
INVESTING ACTIVITIES
Additions to rental property	(41,212)	(88,761)
Additions to investments in unconsolidated joint ventures	(1,497)	(3,617)
Net proceeds from sale of assets	—	39,213
Additions to non-real estate assets	(1,114)	(7,959)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,911	6,330
Additions to deferred lease costs	(2,821)	(2,845)
Other investing activities	4,032	2,591
Net cash used in investing activities	(28,701)	(55,048)
FINANCING ACTIVITIES
Cash dividends paid	(65,448)	(65,250)
Distributions to noncontrolling interests in Operating Partnership	(3,459)	(3,356)
Proceeds from revolving credit facility	295,600	326,254
Repayments of revolving credit facility	(280,000)	(286,127)
Proceeds from notes, mortgages and loans	—	454
Repayments of notes, mortgages and loans	(10,169)	(1,483)
Repurchase of common shares, including transaction costs	(19,998)	(39,354)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,435)
Additions to deferred financing costs	(2,615)	(50)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	11,718
Payment for other financing activities	(741)	—
Net cash used in financing activities	(88,453)	(59,575)
Effect of foreign currency rate changes on cash and cash equivalents	(53)	9
Net decrease in cash and cash equivalents	(1,840)	(3,860)
Cash and cash equivalents, beginning of period	6,101	12,222
Cash and cash equivalents, end of period	$4,261	$8,362
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2018	December 31, 2017
Assets
Rental property:
Land	$279,978	$279,978
Buildings, improvements and fixtures	2,825,729	2,793,638
Construction in progress	1,329	14,854
	3,107,036	3,088,470
Accumulated depreciation	(956,418)	(901,967)
Total rental property, net	2,150,618	2,186,503
Cash and cash equivalents	4,135	6,050
Investments in unconsolidated joint ventures	110,502	119,436
Deferred lease costs and other intangibles, net	124,234	132,061
Prepaids and other assets	98,428	95,384
Total assets	$2,487,917	$2,539,434
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,135,705	$1,134,755
Unsecured term loan, net	323,249	322,975
Mortgages payable, net	89,235	99,761
Unsecured lines of credit, net	220,018	206,160
Total debt	1,768,207	1,763,651
Accounts payable and accrued expenses	64,765	89,745
Other liabilities	79,281	73,736
Total liabilities	1,912,253	1,927,132
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at June 30, 2018 and December 31, 2017	5,637	5,844
Limited partners, 4,995,433 and 4,995,433 Class A common units, and 92,907,034 and 93,560,536 Class B common units outstanding at June 30, 2018 and December 31, 2017, respectively	591,886	626,803
Accumulated other comprehensive loss	(21,859)	(20,345)
Total partners' equity	575,664	612,302
Noncontrolling interests in consolidated partnerships	—	—
Total equity	575,664	612,302
Total liabilities and equity	$2,487,917	$2,539,434
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Base rentals	$80,925	$80,788	$162,458	$161,118
Percentage rentals	2,027	1,805	3,456	3,660
Expense reimbursements	34,128	34,023	72,408	70,621
Management, leasing and other services	630	609	1,243	1,188
Other income	2,001	2,389	3,681	4,395
Total revenues	119,711	119,614	243,246	240,982
Expenses:
Property operating	37,946	37,116	80,164	77,503
General and administrative	10,997	11,500	22,109	22,912
Abandoned pre-development costs	—	—	—	627
Depreciation and amortization	32,694	32,905	65,817	64,199
Total expenses	81,637	81,521	168,090	165,241
Operating income	38,074	38,093	75,156	75,741
Other income (expense):
Interest expense	(16,181)	(16,520)	(31,981)	(33,007)
Gain on sale of assets	—	6,943	—	6,943
Other non-operating income (expense)	191	57	400	92
Income before equity in earnings of unconsolidated joint ventures	22,084	28,573	43,575	49,769
Equity in earnings of unconsolidated joint ventures	2,206	2,374	4,400	4,692
Net income	24,290	30,947	47,975	54,461
Noncontrolling interests in consolidated partnerships	(92)	—	278	—
Net income available to partners	24,198	30,947	48,253	54,461
Net income available to limited partners	23,954	30,641	47,768	53,922
Net income available to general partner	$244	$306	$485	$539

Basic earnings per common unit:
Net income	$0.24	$0.31	$0.48	$0.54
Diluted earnings per common unit:
Net income	$0.24	$0.31	$0.48	$0.54

Distribution declared per common unit	$0.3500	$0.3425	$0.6925	$0.6675
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$24,290	$30,947	$47,975	$54,461
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,002)	3,074	(5,097)	4,084
Changes in fair value of cash flow hedges	844	(544)	3,583	178
Other comprehensive income (loss)	(1,158)	2,530	(1,514)	4,262
Comprehensive income	23,132	33,477	46,461	58,723
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(92)	—	278	—
Comprehensive income attributable to the Operating Partnership	$23,040	$33,477	$46,739	$58,723
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	539	53,922	—	54,461	—	54,461
Other comprehensive income	—	—	4,262	4,262	—	4,262
Compensation under Incentive Award Plan	—	7,306	—	7,306	—	7,306
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 428,312 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 1,497,981 units, including transaction costs	—	(39,354)	—	(39,354)	—	(39,354)
Withholding of 69,886 common units for employee income taxes	—	(2,435)	—	(2,435)	—	(2,435)
Common distributions ($.6675 per common unit)	(668)	(67,938)	—	(68,606)	—	(68,606)
Balance, June 30, 2017	$6,356	$680,186	$(25,572)	$660,970	$159	$661,129

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	485	47,768	—	48,253	(278)	47,975
Other comprehensive loss	—	—	(1,514)	(1,514)	—	(1,514)
Compensation under Incentive Award Plan	—	7,596	—	7,596	—	7,596
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($.6925 per common unit)	(692)	(68,215)	—	(68,907)	—	(68,907)
Distributions to noncontrolling interests	—	—	—	—	(167)	(167)
Balance, June 30, 2018	$5,637	$591,886	$(21,859)	$575,664	$—	$575,664

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$47,975	$54,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,817	64,199
Amortization of deferred financing costs	1,532	1,749
Gain on sale of assets	—	(6,943)
Equity in earnings of unconsolidated joint ventures	(4,400)	(4,692)
Equity-based compensation expense	7,045	6,796
Amortization of debt (premiums) and discounts, net	204	245
Amortization (accretion) of market rent rate adjustments, net	1,251	1,691
Straight-line rent adjustments	(3,294)	(3,293)
Distributions of cumulative earnings from unconsolidated joint ventures	4,332	4,952
Changes in other assets and liabilities:
Other assets	3,672	487
Accounts payable and accrued expenses	(8,842)	(8,986)
Net cash provided by operating activities	115,292	110,666
INVESTING ACTIVITIES
Additions to rental property	(41,212)	(88,761)
Additions to investments in unconsolidated joint ventures	(1,497)	(3,617)
Net proceeds from sale of assets	—	39,213
Additions to non-real estate assets	(1,114)	(7,959)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,911	6,330
Additions to deferred lease costs	(2,821)	(2,845)
Other investing activities	4,032	2,591
Net cash used in investing activities	(28,701)	(55,048)
FINANCING ACTIVITIES
Cash distributions paid	(68,907)	(68,606)
Proceeds from revolving credit facility	295,600	326,254
Repayments of revolving credit facility	(280,000)	(286,127)
Proceeds from notes, mortgages and loans	—	454
Repayments of notes, mortgages and loans	(10,169)	(1,483)
Repurchase of units, including transaction costs	(19,998)	(39,354)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,435)
Additions to deferred financing costs	(2,615)	(50)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	11,718
Payment for other financing activities	(741)	—
Net cash used in financing activities	(88,453)	(59,575)
Effect of foreign currency on cash and cash equivalents	(53)	9
Net decrease in cash and cash equivalents	(1,915)	(3,948)
Cash and cash equivalents, beginning of period	6,050	12,199
Cash and cash equivalents, end of period	$4,135	$8,251
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2018, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.9 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,907,034 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte, Galveston/Houston, and Columbus joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

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

The rental property sold did not meet the criteria to be reported as discontinued operations, thus its results of operations have been reported as part of continuing operations.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
National Harbor	National Harbor, MD	50.0%	341	$1.2	$86.6
RioCan Canada	Various	50.0%	923	109.3	10.2
Investments included in investments in unconsolidated joint ventures				$110.5

Columbus(2)	Columbus, OH	50.0%	355	$(0.3)	$84.6
Charlotte(2)	Charlotte, NC	50.0%	398	(9.8)	99.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.5)	79.5
Investments included in other liabilities				$(25.6)

As of December 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Columbus	Columbus, OH	50.0%	355	$1.1	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.5	86.4
RioCan Canada	Various	50.0%	923	115.8	11.1
Investments included in investments in unconsolidated joint ventures				$119.4

Charlotte(2)	Charlotte, NC	50.0%	398	$(4.1)	$89.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.0)	79.4
Investments included in other liabilities				$(17.1)

(1)	Net of debt origination costs and including premiums of $1.4 million as of June 30, 2018 and December 31, 2017.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from the equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee:
Management and marketing	$565	$570	$1,133	$1,112
Leasing and other fees	65	39	110	76
Total Fees	$630	$609	$1,243	$1,188

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.1 million and $4.2 million as of June 30, 2018 and December 31, 2017, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of 4.27% and a maturity date of July 2028. The proceeds from the loan were used to pay off the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2018	December 31, 2017
Assets
Land	$93,222	$95,686
Buildings, improvements and fixtures	497,518	505,618
Construction in progress	2,994	3,005
	593,734	604,309
Accumulated depreciation	(103,662)	(93,837)
Total rental property, net	490,072	510,472
Cash and cash equivalents	18,352	25,061
Deferred lease costs and other intangibles, net	10,057	10,985
Prepaids and other assets	16,944	15,073
Total assets	$535,425	$561,591
Liabilities and Owners' Equity
Mortgages payable, net	$360,529	$351,259
Accounts payable and other liabilities	12,253	14,680
Total liabilities	372,782	365,939
Owners' equity	162,643	195,652
Total liabilities and owners' equity	$535,425	$561,591

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2018	2017	2018	2017
Revenues	$23,406	$23,285	$47,403	$47,347
Expenses:
Property operating	8,958	8,877	18,886	18,255
General and administrative	54	96	253	216
Depreciation and amortization	6,545	6,943	12,907	14,456
Total expenses	15,557	15,916	32,046	32,927
Operating income	7,849	7,369	15,357	14,420
Interest expense	(3,388)	(2,460)	(6,465)	(4,720)
Other non-operating income	55	1	107	3
Net income	$4,516	$4,910	$8,999	$9,703

The Company and Operating Partnership's share of:
Net income	$2,206	$2,374	$4,400	$4,692
Depreciation and amortization expense (real estate related)	$3,325	$3,550	$6,554	$7,388

5. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2018	December 31, 2017
Unsecured lines of credit	$223,700	$208,100
Unsecured term loan	$325,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			June 30, 2018		December 31, 2017
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%	December 2023	$250,000	$246,348	$250,000	$246,036
Senior notes	3.750%	December 2024	250,000	247,587	250,000	247,410
Senior notes	3.125%	September 2026	350,000	345,397	350,000	345,128
Senior notes	3.875%	July 2027	300,000	296,373	300,000	296,182

Mortgages payable:
Atlantic City (2)(3)	5.14%-7.65%	November 2021- December 2026	35,892	38,111	37,462	39,879
Southaven	LIBOR + 1.80%	April 2021	51,400	51,124	60,000	59,881
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	323,249	325,000	322,975
Unsecured lines of credit	LIBOR + 0.875%	October 2021	223,700	220,018	208,100	206,160
			$1,785,992	$1,768,207	$1,780,562	$1,763,651

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $187.0 million at June 30, 2018, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of June 30, 2018, letters of credit totaling approximately $6.0 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2018, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $28.1 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2018, we were in compliance with all of our debt covenants.

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

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2018 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2018	$1,614
2019	3,369
2020	3,566
2021	605,893
2022	4,436
Thereafter	1,167,114
Subtotal	1,785,992
Net discount and debt origination costs	(17,785)
Total	$1,768,207

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2018	December 31, 2017
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$150	$326
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,930	5,207
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	180	—
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	1,668	(188)
Total		$515,000			$8,928	$5,345

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three and six months ended June 30, 2018 and 2017, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$844	$(544)	$3,583	$178

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$8,928	$—	$8,928	$—
Total assets	$8,928	$—	$8,928	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$5,533	$—	$5,533	$—
Total assets	$5,533	$—	$5,533	$—

Liabilities:
Interest rate swaps (other liabilities)	$188	$—	$188	$—
Total liabilities	$188	$—	$188	$—

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

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2018	December 31, 2017
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,082,207	1,139,064
Level 3 Significant Unobservable Inputs	639,392	636,476
Total fair value of debt	$1,721,599	$1,775,540

Recorded value of debt	$1,768,207	$1,763,651

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

Shares repurchased for the three and six months ended June 30, 2018 are as follows:

	Three months ended June 30,	Six months ended June 30,
	2018	2018
Total number of shares purchased	475,549	919,249
Average price paid per share	$21.01	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,990	$19,980

The remaining amount authorized to be repurchased under the program as of June 30, 2018 was approximately $55.7 million.

10. Partners' Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2018 and June 30, 2017:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company, net of forfeitures	—	—	428,312	428,312
Repurchase of units	—	—	(1,497,981)	(1,497,981)
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance June 30, 2017	1,000,000	5,027,781	93,958,136	98,985,917

Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance June 30, 2018	1,000,000	4,995,433	92,907,034	97,902,467

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$22,969	$29,390	$45,807	$51,726
Less allocation of earnings to participating securities	(313)	(306)	(576)	(601)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,656	$29,084	$45,231	$51,125
Denominator:
Basic weighted average common shares	93,298	95,025	93,470	95,217
Effect of outstanding options and certain restricted common shares	—	5	—	35
Diluted weighted average common shares	93,298	95,030	93,470	95,252
Basic earnings per common share:
Net income	$0.24	$0.31	$0.48	$0.54
Diluted earnings per common share:
Net income	$0.24	$0.31	$0.48	$0.54

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2018, 1,013,383 notional units were excluded from the computation and for both the three and six months ended June 30, 2017, 871,116 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2018, 557,600 options were excluded from the computation, and for both the three and six months ended June 30, 2017, 176,300 options were excluded from the computation as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to partners of the Operating Partnership	$24,198	$30,947	$48,253	$54,461
Less allocation of earnings to participating securities	(313)	(306)	(576)	(601)
Net income available to common unitholders of the Operating Partnership	$23,885	$30,641	$47,677	$53,860
Denominator:
Basic weighted average common units	98,294	100,053	98,466	100,245
Effect of outstanding options and certain restricted common units	—	5	—	35
Diluted weighted average common units	98,294	100,058	98,466	100,280
Basic earnings per common unit:
Net income	$0.24	$0.31	$0.48	$0.54
Diluted earnings per common unit:
Net income	$0.24	$0.31	$0.48	$0.54

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2018, 1,013,383 notional units were excluded from the computation and for both the three and six months ended June 30, 2017, 871,116 units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2018, 557,600 options were excluded from the computation and for both the three and six months ended June 30, 2017, 176,300 options excluded from the computation, respectively, as they were anti-dilutive.

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

13. Equity-Based Compensation of the Company

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted common shares	$2,366	$2,387	$4,855	$4,737
Notional unit performance awards	1,014	1,049	1,998	1,931
Options	99	68	192	128
Total equity-based compensation	$3,479	$3,504	$7,045	$6,796

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Equity-based compensation expense capitalized	$461	$264	$552	$510

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees' maximum statutory obligation (minimum obligation during 2017) for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 89,437 and 69,886 for the six months ended June 30, 2018 and 2017, respectively. No shares were withheld for the three months ended June 30, 2018 and 2017. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.1 million for the six months ended June 30, 2018 and was $2.4 million for the six months ended June 30, 2017. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2018 OPP awards granted during the six months ended June 30, 2018 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2018	$(27,298)	$7,675	$(19,623)	$(1,486)	$408	$(1,078)
Other comprehensive income (loss) before reclassifications	(1,900)	1,340	(560)	(102)	72	(30)
Reclassification out of accumulated other comprehensive income into interest expense	—	(539)	(539)	—	(29)	(29)
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(4,838)	4,254	(584)	(259)	228	(31)
Reclassification out of accumulated other comprehensive income into interest expense	—	(853)	(853)	—	(46)	(46)
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.4 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2018.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2018 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2018	$(28,784)	$8,083	$(20,701)
Other comprehensive income (loss) before reclassifications	(2,002)	1,412	(590)
Reclassification out of accumulated other comprehensive income into interest expense	—	(568)	(568)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(5,097)	4,482	(615)
Reclassification out of accumulated other comprehensive income into interest expense	—	(899)	(899)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.4 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2018.

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2018	June 30, 2017
Costs relating to construction included in accounts payable and accrued expenses	$15,187	$24,679

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2018	2017
Interest paid, net of interest capitalized	$30,074	$31,212

17. New Accounting Pronouncements

Recently adopted accounting standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update should be applied retrospectively to each period presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We adopted this pronouncement on January 1, 2018, and the pronouncement did not result in changes to our consolidated statements of cash flows as there were no restricted cash amounts included in the beginning-of-period and end-of-period cash and cash equivalents totals.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach only to contracts that are not completed contracts as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

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

We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of June 30, 2018, the Company has no outstanding contract assets or contract liabilities and we did not have a cumulative catch-up upon the adoption of this standard. The adoption of this standard did not result in any material changes to our revenue recognition as compared to the previous guidance.

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842). The revenues which will be impacted by the initial adoption of Topic 606 include revenues from management, leasing and other services provided to our unconsolidated joint ventures that we manage and other income earned at our properties. We receive management, leasing and other services revenue for services provided to our unconsolidated joint ventures that we manage and recognize this revenue as the services are transferred. Our other income earned at our properties consist primarily of revenues from vending and other on-site services or products provided to shoppers or tenants. The other income earned at our properties is recorded as the goods are transferred at a point in time or as the service is transferred over time. We have elected to disaggregate our revenue streams into the following line items on our Consolidated Statements of Operations: base rentals; percentage rentals; expense reimbursements; management, leasing and other services; and other income. We believe that these are the proper disaggregated categories as they are the best depiction of our revenue streams both qualitatively and quantitatively.

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

In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. For the six months ended June 30, 2018 and for the year ended December 31, 2017, based on existing accounting guidance, we capitalized approximately $2.8 million and $6.1 million, respectively, of internal leasing and legal payroll and related costs. Upon adoption of this ASU in 2019, we will only be able to capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

Within the terms of our leases where we are the lessor, we are entitled to receive reimbursement amounts from tenants for operating expenses such as real estate taxes, insurance and other CAM. Upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with ASU 2016-12 Revenue from Contracts with Customers (Topic 606). We are continuing our evaluation of the effect that this adoption will have on our CAM reimbursement revenue; however, we currently do not believe that the adoption will significantly affect the timing of our revenue recognition. We are continuing our evaluation of Topic 842, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.

18. Subsequent Events

In July 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on August 15, 2018 to each shareholder of record on July 31, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; our capital expenditure and working capital needs and the funding thereof; repurchase of the Company's shares; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, including the recent changes in the U.S. federal income taxation of U.S. businesses; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.

General Overview

As of June 30, 2018, we had 36 consolidated outlet centers in 22 states totaling 12.9 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2017 to June 30, 2018 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2017		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	First & Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8
Other		(11)	—	—	—
As of June 30, 2018		12,919	36	2,370	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2018. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,109	97
Riverhead, New York (1)	100	729,706	92
Rehoboth Beach, Delaware (1)	100	557,353	98
Foley, Alabama	100	556,673	95
Atlantic City, New Jersey (1) (4)	100	489,706	87
San Marcos, Texas	100	471,816	96
Sevierville, Tennessee (1)	100	448,150	99
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	425,334	88
Jeffersonville, Ohio	100	411,785	96
Glendale, Arizona (Westgate)	100	410,734	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,346	100
Charleston, South Carolina	100	382,180	97
Lancaster, Pennsylvania	100	376,997	92
Pittsburgh, Pennsylvania	100	372,944	98
Commerce, Georgia	100	371,408	96
Grand Rapids, Michigan	100	357,103	95
Fort Worth, Texas	100	351,741	97
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	99
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	98
Southaven, Mississippi (2) (4)	50	320,348	94
Park City, Utah	100	319,661	94
Mebane, North Carolina	100	318,886	99
Howell, Michigan	100	314,459	94
Mashantucket, Connecticut (Foxwoods) (1)	100	311,516	95
Williamsburg, Iowa	100	276,331	93
Tilton, New Hampshire	100	250,107	94
Hershey, Pennsylvania	100	247,500	100
Hilton Head II, South Carolina	100	206,564	92
Ocean City, Maryland (1)	100	199,425	96
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	96
Blowing Rock, North Carolina	100	104,009	96
Nags Head, North Carolina	100	82,161	100
Totals		12,919,341	96 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Fort Worth center which opened during the fourth quarter of 2017 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,857	99
Columbus, Ohio (1)	50	355,245	95
Ottawa, Ontario	50	354,978	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95
National Harbor, Maryland (1)	50	341,156	95
Cookstown, Ontario	50	307,779	99
Bromont, Quebec	50	161,307	73
Saint-Sauveur, Quebec (1)	50	99,405	89
Total		2,370,432	94

(1)	Property encumbered by mortgage. See note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance ("CAM")) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended June 30, 2018 and 2017:

	Trailing twelve months ended June 30, 2018(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	103	457	$33.54	$69.41	7.75	$24.58
Renewal	261	1,349	$29.92	$0.11	3.63	$29.89

	Trailing twelve months ended June 30, 2017(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	89	353	$40.29	$46.39	8.73	$34.98
Renewal	263	1,179	$31.92	$0.46	4.34	$31.81

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

NET INCOME
Net income decreased $6.7 million in the 2018 period to $24.3 million as compared to $30.9 million for the 2017 period primarily due to the gain of $6.9 million on the sale of our Westbrook center in May 2017.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster outlet center, which had an expansion, and opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

BASE RENTALS
Base rentals increased $137,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$76,011	$76,411	$(400)
Base rentals from new development and expansion	4,130	1,671	2,459
Base rentals from property disposed	—	524	(524)
Straight-line rent adjustments	1,346	1,588	(242)
Termination fees	13	1,450	(1,437)
Amortization of above and below market rent adjustments, net	(575)	(856)	281
	$80,925	$80,788	$137

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy and lease modifications for certain tenants in the prior year.

PERCENTAGE RENTALS
Percentage rentals increased $222,000 in the 2018 period compared to the 2017 period. (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$1,957	$1,804	$153
Percentage rentals from new development and expansion	70	—	70
Percentage rentals from property disposed	—	1	(1)
	$2,027	$1,805	$222

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their predetermined levels (“contractual breakpoints").

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $105,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Increase/(Decrease)
Expense reimbursements from existing properties	$31,902	$33,148	$(1,246)
Expense reimbursements from new development and expansion	2,226	667	1,559
Expense reimbursements from property disposed	—	208	(208)
	$34,128	$34,023	$105

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $21,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2018	2017	Increase/(Decrease)
Management and marketing	$565	$570	$(5)
Leasing and other fees	65	39	26
	$630	$609	$21

OTHER INCOME
Other income decreased $388,000 in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$1,934	$2,331	$(397)
Other income from new development and expansion	67	39	28
Other income from property disposed	—	19	(19)
	$2,001	$2,389	$(388)

The decrease in other income from existing properties was primarily related to the expiration in July 2017 of a certain national sponsorship program that was not renewed.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $830,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$35,667	$36,052	$(385)
Property operating expenses from new development and expansion	2,279	675	1,604
Property operating expenses from property disposed	—	389	(389)
	$37,946	$37,116	$830

Property operating expense from existing properties decreased primarily due to lower marketing expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $503,000 in the 2018 period compared to the 2017 period primarily due to lower payroll-related expenses.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $211,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2018 period (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization from existing properties	$30,597	$32,383	$(1,786)
Depreciation and amortization from new development and expansion	2,097	275	1,822
Depreciation and amortization from property disposed	—	247	(247)
	$32,694	$32,905	$(211)

Depreciation and amortization decreased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and also due to demolition activities at one of our centers in the 2017 period.

INTEREST EXPENSE
Interest expense decreased $339,000 in the 2018 period compared to the 2017 period, primarily as a result of the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes. These savings were partially offset by higher LIBOR interest rate levels on our outstanding variable rate debt. The approximate average 30 day LIBOR rate for the 2018 period was 1.97% compared to 1.07% for the 2017 period.

GAIN ON SALE OF ASSETS
In May 2017, we sold our Westbrook outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $168,000 in the 2018 period compared to the 2017 period primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2018 period was 1.97% compared to 1.07% for the 2017 period.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

NET INCOME
Net income decreased $6.5 million in the 2018 period to $48.0 million as compared to $54.5 million for the 2017 period primarily due to the gain of $6.9 million on the sale of our Westbrook center in May 2017.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster outlet center, which had an expansion, and opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

BASE RENTALS
Base rentals increased $1.3 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$150,910	$151,690	$(780)
Base rentals from new development and expansion	8,213	3,370	4,843
Base rentals from property disposed	—	1,596	(1,596)
Straight-line rent adjustments	3,294	3,293	1
Termination fees	1,064	2,633	(1,569)
Amortization of above and below market rent adjustments, net	(1,023)	(1,464)	441
	$162,458	$161,118	$1,340

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy and lease modifications for certain tenants in the prior year.

PERCENTAGE RENTALS
Percentage rentals decreased $204,000 in the 2018 period compared to the 2017 period (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$3,331	$3,593	$(262)
Percentage rentals from new development and expansion	125	2	123
Percentage rentals from property disposed	—	65	(65)
	$3,456	$3,660	$(204)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily due to annual increases in contractual breakpoints in certain leases.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.8 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Change
Expense reimbursements from existing properties	$68,002	$68,550	$(548)
Expense reimbursements from new development and expansions	4,406	1,319	3,087
Expense reimbursements from properties disposed	—	752	(752)
	$72,408	$70,621	$1,787

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

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $55,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2018	2017	Increase/(Decrease)
Management and marketing	$1,133	$1,112	$21
Leasing and other fees	110	76	34
	$1,243	$1,188	$55

OTHER INCOME
Other income decreased 714,000 in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$3,550	$4,279	$(729)
Other income from new development and expansions	131	70	61
Other income from property disposed	—	46	(46)
	$3,681	$4,395	$(714)

The decrease in other income from existing properties was primarily related to the expiration in July 2017 of a certain national sponsorship program that was not renewed.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.7 million in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$75,694	$75,074	$620
Property operating expenses from new development and expansion	4,470	1,347	3,123
Property operating expenses from property disposed	—	1,082	(1,082)
	$80,164	$77,503	$2,661

Property operating expense from existing properties increased primarily due to higher snow removal costs partially offset by lower marketing expense in the 2018 period compared to the 2017 period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $803,000 in the 2018 period compared to the 2017 period, primarily due to lower payroll-related expenses.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $627,000 charge, representing the cumulative related pre-development costs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $1.6 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2018 period to the 2017 period (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$61,635	$62,926	$(1,291)
Depreciation and amortization expenses from new development and expansion	4,182	596	3,586
Depreciation and amortization from property disposed	—	677	(677)
	$65,817	$64,199	$1,618

Depreciation and amortization decreased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and also due to demolition activities at one of our centers in the 2017 period.

INTEREST EXPENSE
Interest expense decreased $1.0 million in the 2018 period compared to the 2017 period, primarily as a result of the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes. These savings were partially offset by higher LIBOR interest rate levels on our outstanding variable rate debt. The approximate average 30 day LIBOR rate for the 2018 period was 1.81% compared to 0.94% for the 2017 period.

GAIN ON SALE OF ASSETS
In May 2017, we sold our Westbrook outlet center for approximately $40.0 million, which resulted in a gain of $6.9 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $292,000 in the 2018 period compared to the 2017 period primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2018 period was 1.81% compared to 0.94% for the 2017 period.

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

Shares repurchased for the three and six months ended June 30, 2018 are as follows:

	Three months ended June 30,	Six months ended June 30,
	2018	2018
Total number of shares purchased	475,549	919,249
Average price paid per share	$21.01	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,990	$19,980

The remaining amount authorized to be repurchased under the program as of June 30, 2018 was approximately $55.7 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

In July 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on August 15, 2018 to each shareholder of record on July 31, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$115,292	$110,666	$4,626
Net cash used in investing activities	(28,701)	(55,048)	26,347
Net cash used in financing activities	(88,453)	(59,575)	(28,878)
Effect of foreign currency rate changes on cash and equivalents	(53)	9	(62)
Net decrease in cash and cash equivalents	$(1,915)	$(3,948)	$2,033

Operating Activities

The increase in net cash provided by operating activities in the 2018 period is primarily due to the incremental cash flow provided by the addition of the Fort Worth outlet center and the expansion of the Lancaster outlet center during the second half of 2017 and the change in other assets.

Investing Activities

The primary cause for the decrease in net cash used in investing activities was due to higher development activity in the 2017 period. In 2017, we had construction expenditures for our Fort Worth and Lancaster outlet centers. In the 2018 period, we had no new developments under construction. Partially offsetting the decrease in net cash used in investing activities was the net proceeds from the sale of our Westbrook center in May 2017.

Financing Activities

The primary cause for the increase in net cash used in financing activities was lower borrowings in the 2018 period when compared to the 2017 period due to higher development activity in the 2017 period partially offset by lower amounts of cash used to repurchase our common shares in the 2018 period.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2018	2017	Change
Capital expenditures analysis:
New outlet center developments and expansions	$5,285	$56,306	$(51,021)
Major outlet center renovations	1,786	10,243	(8,457)
Second generation tenant allowances	8,326	10,034	(1,708)
Other capital expenditures	9,134	14,190	(5,056)
	24,531	90,773	(66,242)
Conversion from accrual to cash basis	16,681	(2,012)	18,693
Additions to rental property-cash basis	$41,212	$88,761	$(47,549)

•
The decrease in new outlet center developments and expansions expenditures was primarily due to construction expenditures, including first generation tenant allowances, that occurred in the 2017 period for our Fort Worth and Lancaster outlet centers.

•
The decrease in major outlet center renovations in the 2018 period was primarily due to construction activities at our Myrtle Beach Hwy 17, Riverhead and Rehoboth Beach outlet centers that occurred in 2017.

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

Financing Arrangements

As of June 30, 2018, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership's obligations under our lines of credit. As of June 30, 2018, we had $370.3 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $6.0 million.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is for our unsecured term loan, occurs in 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of June 30, 2018 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
National Harbor	National Harbor, MD	50.0%	341	$1.2
RioCan Canada	Various	50.0%	923	109.3
Investments included in investments in unconsolidated joint ventures				$110.5

Columbus (1)	Columbus, OH	50.0%	355	$(0.3)
Charlotte(1)	Charlotte, NC	50.0%	398	(9.8)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(15.5)
Investments included in other liabilities				$(25.6)

(1)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from the equity in earnings of the joint venture.

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

Charlotte

In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of 4.27% and a maturity date of July 2028. The proceeds from the loan were used to pay off the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2018 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada	9.9	May 2020	5.75%	30.3%	3.0
Debt premium and debt origination costs	(1.4)
	$360.5				$28.1

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fee:
Management and marketing	$565	$570	$1,133	$1,112
Leasing and other fees	65	39	110	76
Total Fees	$630	$609	$1,243	$1,188

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$24,290	$30,947	$47,975	$54,461
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	32,062	32,383	64,604	63,238
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,325	3,550	6,554	7,388
Gain on sale of assets	—	(6,943)	—	(6,943)
FFO	59,677	59,937	119,133	118,144
FFO attributable to noncontrolling interests in other consolidated partnerships	(92)	—	278	—
Allocation of earnings to participating securities	(534)	(528)	(1,011)	(1,040)
FFO available to common shareholders (1)	$59,051	$59,409	$118,400	$117,104
As further adjusted for:
Abandoned pre-development costs	—	—	—	627
Impact of above adjustments to the allocation of earnings to participating securities	—	—	—	(5)
AFFO available to common shareholders (1)	$59,051	$59,409	$118,400	$117,726
FFO available to common shareholders per share - diluted (1)	$0.60	$0.59	$1.20	$1.17
AFFO available to common shareholders per share - diluted (1)	$0.60	$0.59	$1.20	$1.17

Weighted Average Shares:
Basic weighted average common shares	93,298	95,025	93,470	95,217
Effect of outstanding options and restricted common shares	—	5	—	35
Diluted weighted average common shares (for earnings per share computations)	93,298	95,030	93,470	95,252
Exchangeable operating partnership units	4,996	5,028	4,996	5,028
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,294	100,058	98,466	100,280

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$24,290	$30,947	$47,975	$54,461
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,206)	(2,374)	(4,400)	(4,692)
Interest expense	16,181	16,520	31,981	33,007
Gain on sale of assets	—	(6,943)	—	(6,943)
Other non-operating income	(191)	(57)	(400)	(92)
Depreciation and amortization	32,694	32,905	65,817	64,199
Other non-property expense	209	309	640	621
Abandoned pre-development costs	—	—	—	627
Corporate general and administrative expenses	10,784	11,202	21,807	22,479
Non-cash adjustments(1)	(638)	(597)	(2,004)	(1,561)
Termination rents	(13)	(1,450)	(1,064)	(2,633)
Portfolio NOI	81,110	80,462	160,352	159,473
Non-same center NOI(2)	(4,226)	(2,081)	(8,441)	(4,937)
Same Center NOI	$76,884	$78,381	$151,911	$154,536

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet center expansions:
Fort Worth	October 2017	Westbrook	May 2017	Lancaster	September 2017

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

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2017, 13 tenants in our consolidated portfolio filed for bankruptcy protection, as compared to two tenants in 2016, and a number of other retailers engaged in brand wide restructurings during 2017 that resulted in store closings. During the first 6 months of 2018, an additional 4 tenants have filed for bankruptcy protection. Largely due to the number of bankruptcy filings, store closings and lease modifications in 2017 and 2018, we currently expect our Same Center NOI for 2018 compared to 2017 to be down by 1.5% to 2.5%. If the level of bankruptcy filings, store closings and lease modifications during 2018 are at similar or greater amounts as those experienced in 2017, our 2018 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2018, we had approximately 1.7 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2018. As of June 30, 2018, we had renewed approximately 69% of this space. In addition, for the rolling twelve months ended June 30, 2018, we completed renewals and re-tenanted space totaling 1.8 million square feet at a blended 6.3% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 95.6% as of June 30, 2018 and 2017.

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

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2018
Assets (Liabilities):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$150
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,930
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	180
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	1,668
Total		$515,000			$8,928

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of June 30, 2018, 13% of our outstanding consolidated debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.4 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2018	December 31, 2017
Fair value of debt	$1,721,599	$1,775,540
Recorded value of debt	$1,768,207	$1,763,651

A 100 basis point increase from prevailing interest rates at June 30, 2018 and December 31, 2017 would result in a decrease in fair value of total consolidated debt of approximately $69.4 million and $77.9 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018. There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2018. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

The following table summarizes our common share repurchases for the fiscal quarter ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2018 to April 30, 2018	—	$—	—	$65.7
May 1, 2018 to May 31, 2018	475,549	21.01	475,549	55.7
June 1, 2018 to June 30, 2018	—	—	—	55.7
Total	475,549		475,549	$55.7

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

12.1*	Company's Ratio of Earnings to Fixed Charges.

12.2*	Operating Partnership's Ratio of Earnings to Fixed Charges.

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101***
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.
*** Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 2, 2018

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)