Form 10-Q
period 2018-09-30
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2018-11-05
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Tanger Factory Outlet Centers, Inc.	Yes ☒ No ☐
Tanger Properties Limited Partnership	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer", “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 93,907,034 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,907,034 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2018	December 31, 2017
Assets
Rental property:
Land	$278,632	$279,978
Buildings, improvements and fixtures	2,755,698	2,793,638
Construction in progress	762	14,854
	3,035,092	3,088,470
Accumulated depreciation	(953,158)	(901,967)
Total rental property, net	2,081,934	2,186,503
Cash and cash equivalents	4,404	6,101
Investments in unconsolidated joint ventures	111,305	119,436
Deferred lease costs and other intangibles, net	120,064	132,061
Prepaids and other assets	103,910	96,004
Total assets	$2,421,617	$2,540,105
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,184	$1,134,755
Unsecured term loan, net	323,416	322,975
Mortgages payable, net	88,359	99,761
Unsecured lines of credit, net	199,701	206,160
Total debt	1,747,660	1,763,651
Accounts payable and accrued expenses	70,132	90,416
Other liabilities	79,342	73,736
Total liabilities	1,897,134	1,927,803
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,907,034 and 94,560,536 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	939	946
Paid in capital	774,724	784,782
Accumulated distributions in excess of net income	(259,258)	(184,865)
Accumulated other comprehensive loss	(18,413)	(19,285)
Equity attributable to Tanger Factory Outlet Centers, Inc.	497,992	581,578
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	26,491	30,724
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	524,483	612,302
Total liabilities and equity	$2,421,617	$2,540,105

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Base rentals	$82,323	$80,349	$244,781	$241,467
Percentage rentals	3,210	3,138	6,666	6,798
Expense reimbursements	35,468	34,180	107,876	104,801
Management, leasing and other services	583	588	1,826	1,776
Other income	2,652	2,510	6,333	6,905
Total revenues	124,236	120,765	367,482	361,747
Expenses:
Property operating	39,653	37,571	119,817	115,074
General and administrative	10,752	10,934	32,861	33,846
Abandoned pre-development costs	—	(99)	—	528
Impairment charge	49,739	—	49,739	—
Depreciation and amortization	32,850	30,976	98,667	95,175
Total expenses	132,994	79,382	301,084	244,623
Operating income (loss)	(8,758)	41,383	66,398	117,124
Other income (expense):
Interest expense	(16,367)	(16,489)	(48,348)	(49,496)
Loss on early extinguishment of debt	—	(35,626)	—	(35,626)
Gain on sale of assets	—	—	—	6,943
Other non-operating income (expense)	261	591	661	683
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(24,864)	(10,141)	18,711	39,628
Equity in earnings (losses) of unconsolidated joint ventures	1,833	(5,893)	6,233	(1,201)
Net income (loss)	(23,031)	(16,034)	24,944	38,427
Noncontrolling interests in Operating Partnership	1,172	815	(1,274)	(1,920)
Noncontrolling interests in other consolidated partnerships	—	—	278	—
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(21,859)	$(15,219)	$23,948	$36,507

Basic earnings per common share:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38
Diluted earnings per common share:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38

Dividends declared per common share	$0.3500	$0.3425	$1.0425	$1.0100
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(23,031)	$(16,034)	$24,944	$38,427
Other comprehensive income (loss):
Foreign currency translation adjustments	1,921	4,737	(3,176)	8,821
Change in fair value of cash flow hedges	512	39	4,095	217
Other comprehensive income	2,433	4,776	919	9,038
Comprehensive income (loss)	(20,598)	(11,258)	25,863	47,465
Comprehensive (income) loss attributable to noncontrolling interests	1,048	573	(1,043)	(2,376)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(19,550)	$(10,685)	$24,820	$45,089
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	23,948	—	23,948	1,274	(278)	24,944
Other comprehensive income	—	—	—	872	872	47	—	919
Compensation under Incentive Award Plan	—	11,654	—	—	11,654	—	—	11,654
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	347	—	—	347	(347)	—	—
Common dividends ($1.0425 per share)	—	—	(98,341)	—	(98,341)	—	—	(98,341)
Distributions to noncontrolling interests	—	—	—	—	—	(5,207)	(167)	(5,374)
Balance, September 30, 2018	$939	$774,724	$(259,258)	$(18,413)	$497,992	$26,491	$—	$524,483

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$24,944	$38,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,667	95,175
Impairment charge	49,739	—
Amortization of deferred financing costs	2,280	2,640
Gain on sale of assets	—	(6,943)
Loss on early extinguishment of debt	—	35,626
Equity in (earnings) losses of unconsolidated joint ventures	(6,233)	1,201
Equity-based compensation expense	10,814	10,114
Amortization of debt (premiums) and discounts, net	309	363
Amortization (accretion) of market rent rate adjustments, net	1,980	2,107
Straight-line rent adjustments	(4,744)	(4,749)
Distributions of cumulative earnings from unconsolidated joint ventures	6,081	8,128
Changes in other assets and liabilities:
Other assets	(406)	(1,131)
Accounts payable and accrued expenses	(3,471)	653
Net cash provided by operating activities	179,960	181,611
INVESTING ACTIVITIES
Additions to rental property	(53,349)	(132,612)
Additions to investments in unconsolidated joint ventures	(1,764)	(4,033)
Net proceeds from sale of assets	—	39,213
Additions to non-real estate assets	(1,203)	(8,384)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,656	16,019
Additions to deferred lease costs	(5,220)	(4,218)
Other investing activities	8,065	4,963
Net cash used in investing activities	(36,815)	(89,052)
FINANCING ACTIVITIES
Cash dividends paid	(98,341)	(97,781)
Distributions to noncontrolling interests in Operating Partnership	(5,207)	(5,078)
Proceeds from revolving credit facility	391,900	543,866
Repayments of revolving credit facility	(396,900)	(456,666)
Proceeds from notes, mortgages and loans	—	299,460
Repayments of notes, mortgages and loans	(10,971)	(302,240)
Payment of make-whole premium related to early extinguishment of debt	—	(34,143)
Repurchase of common shares, including transaction costs	(19,998)	(49,362)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,436)
Additions to deferred financing costs	(2,615)	(2,900)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	12,054
Payment for other financing activities	(1,027)	(782)
Net cash used in financing activities	(144,782)	(95,954)
Effect of foreign currency rate changes on cash and cash equivalents	(60)	(54)
Net decrease in cash and cash equivalents	(1,697)	(3,449)
Cash and cash equivalents, beginning of period	6,101	12,222
Cash and cash equivalents, end of period	$4,404	$8,773
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2018	December 31, 2017
Assets
Rental property:
Land	$278,632	$279,978
Buildings, improvements and fixtures	2,755,698	2,793,638
Construction in progress	762	14,854
	3,035,092	3,088,470
Accumulated depreciation	(953,158)	(901,967)
Total rental property, net	2,081,934	2,186,503
Cash and cash equivalents	4,361	6,050
Investments in unconsolidated joint ventures	111,305	119,436
Deferred lease costs and other intangibles, net	120,064	132,061
Prepaids and other assets	103,313	95,384
Total assets	$2,420,977	$2,539,434
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,184	$1,134,755
Unsecured term loan, net	323,416	322,975
Mortgages payable, net	88,359	99,761
Unsecured lines of credit, net	199,701	206,160
Total debt	1,747,660	1,763,651
Accounts payable and accrued expenses	69,492	89,745
Other liabilities	79,342	73,736
Total liabilities	1,896,494	1,927,132
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at September 30, 2018 and December 31, 2017	5,054	5,844
Limited partners, 4,995,433 and 4,995,433 Class A common units, and 92,907,034 and 93,560,536 Class B common units outstanding at September 30, 2018 and December 31, 2017, respectively	538,855	626,803
Accumulated other comprehensive loss	(19,426)	(20,345)
Total partners' equity	524,483	612,302
Noncontrolling interests in consolidated partnerships	—	—
Total equity	524,483	612,302
Total liabilities and equity	$2,420,977	$2,539,434
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Base rentals	$82,323	$80,349	$244,781	$241,467
Percentage rentals	3,210	3,138	6,666	6,798
Expense reimbursements	35,468	34,180	107,876	104,801
Management, leasing and other services	583	588	1,826	1,776
Other income	2,652	2,510	6,333	6,905
Total revenues	124,236	120,765	367,482	361,747
Expenses:
Property operating	39,653	37,571	119,817	115,074
General and administrative	10,752	10,934	32,861	33,846
Abandoned pre-development costs	—	(99)	—	528
Impairment charge	49,739	—	49,739	—
Depreciation and amortization	32,850	30,976	98,667	95,175
Total expenses	132,994	79,382	301,084	244,623
Operating income (loss)	(8,758)	41,383	66,398	117,124
Other income (expense):
Interest expense	(16,367)	(16,489)	(48,348)	(49,496)
Loss on early extinguishment of debt	—	(35,626)	—	(35,626)
Gain on sale of assets	—	—	—	6,943
Other non-operating income (expense)	261	591	661	683
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(24,864)	(10,141)	18,711	39,628
Equity in earnings (losses) of unconsolidated joint ventures	1,833	(5,893)	6,233	(1,201)
Net income (loss)	(23,031)	(16,034)	24,944	38,427
Noncontrolling interests in consolidated partnerships	—	—	278	—
Net income (loss) available to partners	(23,031)	(16,034)	25,222	38,427
Net income (loss) available to limited partners	(22,798)	(15,874)	24,970	38,048
Net income (loss) available to general partner	$(233)	$(160)	$252	$379

Basic earnings per common unit:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38
Diluted earnings per common unit:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38

Distribution declared per common unit	$0.3500	$0.3425	$1.0425	$1.0100
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(23,031)	$(16,034)	$24,944	$38,427
Other comprehensive income (loss):
Foreign currency translation adjustments	1,921	4,737	(3,176)	8,821
Changes in fair value of cash flow hedges	512	39	4,095	217
Other comprehensive income	2,433	4,776	919	9,038
Comprehensive income (loss)	(20,598)	(11,258)	25,863	47,465
Comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	—	278	—
Comprehensive income (loss) attributable to the Operating Partnership	$(20,598)	$(11,258)	$26,141	$47,465
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	379	38,048	—	38,427	—	38,427
Other comprehensive income	—	—	9,038	9,038	—	9,038
Compensation under Incentive Award Plan	—	10,891	—	10,891	—	10,891
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 411,968 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 1,911,585 units, including transaction costs	—	(49,362)	—	(49,362)	—	(49,362)
Withholding of 69,886 common units for employee income taxes	—	(2,436)	—	(2,436)	—	(2,436)
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	(159)	(159)
Common distributions ($1.01 per common unit)	(1,010)	(101,849)	—	(102,859)	—	(102,859)
Balance, September 30, 2017	$5,854	$623,977	$(20,796)	$609,035	$—	$609,035

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	252	24,970	—	25,222	(278)	24,944
Other comprehensive income	—	—	919	919	—	919
Compensation under Incentive Award Plan	—	11,654	—	11,654	—	11,654
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($1.0425 per common unit)	(1,042)	(102,506)	—	(103,548)	—	(103,548)
Distributions to noncontrolling interests	—	—	—	—	(167)	(167)
Balance, September 30, 2018	$5,054	$538,855	$(19,426)	$524,483	$—	$524,483

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$24,944	$38,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,667	95,175
Impairment charge	49,739	—
Amortization of deferred financing costs	2,280	2,640
Gain on sale of assets	—	(6,943)
Loss on early extinguishment of debt	—	35,626
Equity in (earnings) losses of unconsolidated joint ventures	(6,233)	1,201
Equity-based compensation expense	10,814	10,114
Amortization of debt (premiums) and discounts, net	309	363
Amortization (accretion) of market rent rate adjustments, net	1,980	2,107
Straight-line rent adjustments	(4,744)	(4,749)
Distributions of cumulative earnings from unconsolidated joint ventures	6,081	8,128
Changes in other assets and liabilities:
Other assets	(429)	(1,110)
Accounts payable and accrued expenses	(3,440)	551
Net cash provided by operating activities	179,968	181,530
INVESTING ACTIVITIES
Additions to rental property	(53,349)	(132,612)
Additions to investments in unconsolidated joint ventures	(1,764)	(4,033)
Net proceeds from sale of assets	—	39,213
Additions to non-real estate assets	(1,203)	(8,384)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,656	16,019
Additions to deferred lease costs	(5,220)	(4,218)
Other investing activities	8,065	4,963
Net cash used in investing activities	(36,815)	(89,052)
FINANCING ACTIVITIES
Cash distributions paid	(103,548)	(102,859)
Proceeds from revolving credit facility	391,900	543,866
Repayments of revolving credit facility	(396,900)	(456,666)
Proceeds from notes, mortgages and loans	—	299,460
Repayments of notes, mortgages and loans	(10,971)	(302,240)
Payment of make-whole premium related to early extinguishment of debt	—	(34,143)
Repurchase of units, including transaction costs	(19,998)	(49,362)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,436)
Additions to deferred financing costs	(2,615)	(2,900)
Proceeds from exercise of options	—	54
Proceeds from other financing activities	445	12,054
Payment for other financing activities	(1,027)	(782)
Net cash used in financing activities	(144,782)	(95,954)
Effect of foreign currency on cash and cash equivalents	(60)	(54)
Net decrease in cash and cash equivalents	(1,689)	(3,530)
Cash and cash equivalents, beginning of period	6,050	12,199
Cash and cash equivalents, end of period	$4,361	$8,669
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2018, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.9 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,907,034 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,995,433 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned and properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

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

3. Impairment Charge and Disposition of Property

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

During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville, OH outlet center did not exceed the property's carrying value due to a decline of operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value, see Note 8, for additional information on the fair market value calculation.

Disposition of Property

The following table sets forth certain summarized information regarding the property sold during the nine months ended September 30, 2017:

Property	Location	Date Sold	Square Feet (in 000's)	Net Sales Proceeds (in 000's)	Gain on Sale (in 000's)
Westbrook	Westbrook, CT	May 2017	290	$39,213	$6,943

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

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
National Harbor	National Harbor, MD	50.0%	341	$0.6	$86.7
RioCan Canada	Various	50.0%	923	110.7	10.2
				$111.3
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(1.1)	$84.7
Charlotte(2)	Charlotte, NC	50.0%	398	(10.3)	99.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.3)	79.5
				$(26.7)

As of December 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$1.1	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.5	86.4
RioCan Canada	Various	50.0%	923	115.8	11.1
				$119.4

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	398	$(4.1)	$89.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.0)	79.4
				$(17.1)

(1)	Net of debt origination costs and including premiums of $1.4 million as of September 30, 2018 and December 31, 2017.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee:
Management and marketing	$571	$564	$1,704	$1,676
Leasing and other fees	12	24	122	100
Total Fees	$583	$588	$1,826	$1,776

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.1 million and $4.2 million as of September 30, 2018 and December 31, 2017, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners.

RioCan Canada

During the third quarter of 2017, the joint venture determined for its Bromont and Saint Sauveur, Quebec outlet centers that the estimated future undiscounted cash flows of those properties did not exceed the properties' carrying values based on the joint venture's expectations of the future performance of the centers. Therefore, the joint venture recorded an $18.0 million non-cash impairment charge in its statement of operations, which equaled the excess of the properties' carrying values over their fair values. The fair values were determined using a market approach considering the prevailing market income capitalization rates for similar assets. Our share of this impairment charge, $9.0 million, was recorded in equity in earnings of unconsolidated joint ventures in our consolidated statement of operations.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2018	December 31, 2017
Assets
Land	$94,118	$95,686
Buildings, improvements and fixtures	503,430	505,618
Construction in progress	3,169	3,005
	600,717	604,309
Accumulated depreciation	(110,213)	(93,837)
Total rental property, net	490,504	510,472
Cash and cash equivalents	13,366	25,061
Deferred lease costs and other intangibles, net	9,387	10,985
Prepaids and other assets	18,142	15,073
Total assets	$531,399	$561,591
Liabilities and Owners' Equity
Mortgages payable, net	$360,600	$351,259
Accounts payable and other liabilities	11,114	14,680
Total liabilities	371,714	365,939
Owners' equity	159,685	195,652
Total liabilities and owners' equity	$531,399	$561,591

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2018	2017	2018	2017
Revenues	$23,538	$25,241	$70,940	$72,588
Expenses:
Property operating	9,147	8,987	28,032	27,242
General and administrative	49	72	301	289
Asset impairment	—	18,042	—	18,042
Depreciation and amortization	6,860	6,998	19,768	21,453
Total expenses	16,056	34,099	48,101	67,026
Operating income (loss)	7,482	(8,858)	22,839	5,562
Interest expense	(3,810)	(2,776)	(10,275)	(7,497)
Other non-operating income	68	20	175	23
Net income (loss)	$3,740	$(11,614)	$12,739	$(1,912)

The Company and Operating Partnership's share of:
Net income (loss)	$1,833	$(5,893)	$6,233	$(1,201)
Depreciation and amortization and asset impairments (real estate related)	$3,466	$12,604	$10,020	$19,992

5. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2018	December 31, 2017
Unsecured lines of credit	$203,100	$208,100
Unsecured term loan	$325,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			September 30, 2018		December 31, 2017
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%	December 2023	$250,000	$246,505	$250,000	$246,036
Senior notes	3.750%	December 2024	250,000	247,677	250,000	247,410
Senior notes	3.125%	September 2026	350,000	345,533	350,000	345,128
Senior notes	3.875%	July 2027	300,000	296,469	300,000	296,182

Mortgages payable:
Atlantic City (2)(3)	5.14%-7.65%	November 2021- December 2026	35,091	37,211	37,462	39,879
Southaven	LIBOR + 1.80%	April 2021	51,400	51,148	60,000	59,881
Unsecured term loan	LIBOR + 0.95%	April 2021	325,000	323,416	325,000	322,975
Unsecured lines of credit	LIBOR + 0.875%	October 2021	203,100	199,701	208,100	206,160
			$1,764,591	$1,747,660	$1,780,562	$1,763,651

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $183.3 million at September 30, 2018, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of September 30, 2018, letters of credit totaling approximately $6.0 million were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of September 30, 2018, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $28.2 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2018, we believe we were in compliance with all of our debt covenants.

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

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2018 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2018	$813
2019	3,369
2020	3,566
2021	585,293
2022	4,436
Thereafter	1,167,114
Subtotal	1,764,591
Net discount and debt origination costs	(16,931)
Total	$1,747,660

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2018	December 31, 2017
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$—	$326
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,988	5,207
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	335	—
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	2,117	(188)
Total		$515,000			$9,440	$5,345

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the three and nine months ended September 30, 2018 and 2017, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest Rate Swaps (Effective Portion):
Amount of gain recognized in OCI on derivative	$512	$39	$4,095	$217

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$9,440	$—	$9,440	$—
Total assets	$9,440	$—	$9,440	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2017:
Asset:
Interest rate swaps (prepaids and other assets)	$5,533	$—	$5,533	$—
Total assets	$5,533	$—	$5,533	$—

Liabilities:
Interest rate swaps (other liabilities)	$188	$—	$188	$—
Total liabilities	$188	$—	$188	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2018:
Asset:
Long-lived assets	$50,000	$—	$—	$50,000

During the third quarter 2018, we recorded a $49.7 million impairment charge in our consolidated statement of operations which equaled the excess of the our Jeffersonville outlet center carrying value over its estimated fair value. The estimated fair value is based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. The terminal capitalization rate used in the calculation was 10% and the discount rate used was 10%. These inputs are classified under Level 3 in the fair value hierarchy above.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2018	December 31, 2017
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,086,988	1,139,064
Level 3 Significant Unobservable Inputs	617,824	636,476
Total fair value of debt	$1,704,812	$1,775,540

Recorded value of debt	$1,747,660	$1,763,651

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

Shares repurchased for the three and nine months ended September 30, 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total number of shares purchased	—	1,265,404	919,249	1,911,585
Average price paid per share	$—	$25.61	$21.74	$25.80
Total price paid exclusive of commissions and related fees (in thousands)	$—	$32,407	$19,980	$49,324

The remaining amount authorized to be repurchased under the program as of September 30, 2018 was approximately $55.7 million.

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

The following table sets forth the changes in outstanding partnership units for the nine months ended September 30, 2018 and September 30, 2017:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Grant of restricted common share awards by the Company, net of forfeitures	—	—	411,968	411,968
Repurchase of units	—	—	(1,911,585)	(1,911,585)
Units issued upon exercise of options	—	—	1,800	1,800
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Balance September 30, 2017	1,000,000	5,027,781	93,528,188	98,555,969

Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance September 30, 2018	1,000,000	4,995,433	92,907,034	97,902,467

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(21,859)	$(15,219)	$23,948	$36,507
Less allocation of earnings to participating securities	(313)	(306)	(889)	(907)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(22,172)	$(15,525)	$23,059	$35,600
Denominator:
Basic weighted average common shares	93,109	93,923	93,349	94,781
Effect of outstanding options and certain restricted common shares	—	—	—	23
Diluted weighted average common shares	93,109	93,923	93,349	94,804
Basic earnings per common share:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38
Diluted earnings per common share:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2018, 1,013,383 notional units were excluded from the computation and for both the three and nine months ended September 30, 2017, 858,116 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and nine months ended September 30, 2018, 547,000 options were excluded from the computation as they were anti-dilutive. For the three months ended September 30, 2017, 235,700 options were excluded from the computation, and for the nine months ended September 30, 2017, 173,500 options were excluded from the computation as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$(23,031)	$(16,034)	$25,222	$38,427
Less allocation of earnings to participating securities	(313)	(306)	(889)	(907)
Net income (loss) available to common unitholders of the Operating Partnership	$(23,344)	$(16,340)	$24,333	$37,520
Denominator:
Basic weighted average common units	98,104	98,951	98,344	99,809
Effect of outstanding options and certain restricted common units	—	—	—	23
Diluted weighted average common units	98,104	98,951	98,344	99,832
Basic earnings per common unit:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38
Diluted earnings per common unit:
Net income (loss)	$(0.24)	$(0.17)	$0.25	$0.38

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2018, 1,013,383 notional units were excluded from the computation and for both the three and nine months ended September 30, 2017, 858,116 units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and nine months ended September 30, 2018, 547,000 options were excluded from the computation as they were anti-dilutive. For the three months ended September 30, 2017, 235,700 options were excluded from the computation and for the nine months ended September 30, 2017, 173,500 options were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted common shares	$2,275	$2,302	$7,359	$7,039
Notional unit performance awards	1,040	939	3,141	2,870
Options	92	77	314	205
Total equity-based compensation	$3,407	$3,318	$10,814	$10,114

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Equity-based compensation expense capitalized	$652	$267	$840	$777

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

Restricted Common Share and Restricted Share Unit Awards

During February 2018, the Company granted 407,156 in restricted common shares and restricted share units to the Company's non-employee directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $18.65 to $21.94 per share. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted shares (other than our chief executive officer's) generally vest ratably over a three or five year period. Our chief executive officer’s restricted shares generally vest ratably over a two year period and his restricted share units generally vest on the third anniversary of the grant date. For the restricted shares and units issued to our chief executive officer, the award agreements generally require him to hold shares or units issued to him for a minimum of three years following vesting or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees' maximum statutory obligation (minimum obligation during 2017) for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 89,437 and 69,886 for the nine months ended September 30, 2018 and 2017, respectively. No shares were withheld for the three months ended September 30, 2018 and 2017. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities was $2.1 million for the nine months ended September 30, 2018 and was $2.4 million for the nine months ended September 30, 2017. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2018 OPP awards granted during the nine months ended September 30, 2018 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)
Other comprehensive income before reclassifications	1,823	1,013	2,836	98	54	152
Reclassification out of accumulated other comprehensive income into interest expense	—	(527)	(527)	—	(28)	(28)
Balance September 30, 2018	$(27,375)	$8,962	$(18,413)	$(1,490)	$477	$(1,013)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(3,015)	5,267	2,252	(161)	282	121
Reclassification out of accumulated other comprehensive income into interest expense	—	(1,380)	(1,380)	—	(74)	(74)
Balance September 30, 2018	$(27,375)	$8,962	$(18,413)	$(1,490)	$477	$(1,013)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2018.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2018 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)
Other comprehensive income before reclassifications	1,921	1,067	2,988
Reclassification out of accumulated other comprehensive income into interest expense	—	(555)	(555)
Balance September 30, 2018	$(28,865)	$9,439	$(19,426)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(3,176)	5,549	2,373
Reclassification out of accumulated other comprehensive income into interest expense	—	(1,454)	(1,454)
Balance September 30, 2018	$(28,865)	$9,439	$(19,426)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2018.

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2018	September 30, 2017
Costs relating to construction included in accounts payable and accrued expenses	$14,307	$27,090

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Interest paid, net of interest capitalized	$46,154	$43,102

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

We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of September 30, 2018, the Company has no outstanding contract assets or contract liabilities and we did not have a cumulative catch-up upon the adoption of this standard. The adoption of this standard did not result in any material changes to our revenue recognition as compared to the previous guidance.

The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard, except for the lease component relating to common area maintenance (“CAM”) reimbursement revenue, which will be within the scope of this standard upon the effective date of ASU 2016-02, Leases (Topic 842). The revenues which were impacted by the initial adoption of Topic 606 include revenues from management, leasing and other services provided to our unconsolidated joint ventures that we manage and other income earned at our properties. We receive management, leasing and other services revenue for services provided to our unconsolidated joint ventures that we manage and recognize this revenue as the services are transferred. Our other income earned at our properties consist primarily of revenues from vending and other on-site services or products provided to shoppers or tenants. The other income earned at our properties is recorded as the goods are transferred at a point in time or as the service is transferred over time. We have elected to disaggregate our revenue streams into the following line items on our Consolidated Statements of Operations: base rentals; percentage rentals; expense reimbursements; management, leasing and other services; and other income. We believe that these are the proper disaggregated categories as they are the best depiction of our revenue streams both qualitatively and quantitatively.

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

In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. For the nine months ended September 30, 2018 and for the year ended December 31, 2017, based on existing accounting guidance, we capitalized approximately $4.3 million and $6.1 million, respectively, of internal leasing and legal payroll and related costs. Upon adoption of this ASU in 2019, we will only be able to capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

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

18. Subsequent Events

In October 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on November 15, 2018 to each shareholder of record on October 31, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In October 2018, we amended and restated our unsecured term loan, increasing the size of the loan from $325.0 million to $350.0 million, extending maturity from April 2021 to April 2024, and reducing the interest rate spread over LIBOR from 0.95% to 0.90%. The $25.0 million of proceeds were used to pay down the balances outstanding under our unsecured lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

As of September 30, 2018, we had 36 consolidated outlet centers in 22 states totaling 12.9 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2017 to September 30, 2018 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2017		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	First & Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8
Other		(7)	—	—	—
As of September 30, 2018		12,923	36	2,370	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2018. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,109	97
Riverhead, New York (1)	100	729,778	95
Rehoboth Beach, Delaware (1)	100	557,353	97
Foley, Alabama	100	556,673	94
Atlantic City, New Jersey (1) (4)	100	489,706	86
San Marcos, Texas	100	471,816	97
Sevierville, Tennessee (1)	100	448,150	100
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	426,523	99
Jeffersonville, Ohio	100	411,859	97
Glendale, Arizona (Westgate)	100	410,734	99
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	99
Charleston, South Carolina	100	382,180	98
Lancaster, Pennsylvania	100	376,997	92
Pittsburgh, Pennsylvania	100	372,944	99
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,105	95
Fort Worth, Texas	100	351,741	98
Daytona Beach, Florida	100	351,721	100
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,082	99
Gonzales, Louisiana	100	321,066	96
Southaven, Mississippi (2) (4)	50	320,348	93
Park City, Utah	100	319,661	98
Mebane, North Carolina	100	318,886	99
Howell, Michigan	100	314,438	95
Mashantucket, Connecticut (Foxwoods) (1)	100	311,593	95
Williamsburg, Iowa	100	276,331	93
Tilton, New Hampshire	100	250,107	94
Hershey, Pennsylvania	100	249,696	99
Hilton Head II, South Carolina	100	206,564	92
Ocean City, Maryland (1)	100	199,425	96
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	95
Blowing Rock, North Carolina	100	104,009	96
Nags Head, North Carolina	100	82,161	98
Totals		12,923,009	96 (3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Fort Worth center which opened during the fourth quarter of 2017 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	397,857	99
Columbus, Ohio (1)	50	355,245	96
Ottawa, Ontario	50	355,003	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95
National Harbor, Maryland (1)	50	341,156	95
Cookstown, Ontario	50	307,779	100
Bromont, Quebec	50	161,307	80
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,370,457	95

(1)	Property encumbered by mortgage. See note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance ("CAM")) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended September 30, 2018 and 2017:

	Trailing twelve months ended September 30, 2018(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	99	478	$32.92	$63.74	7.86	$24.81
Renewal	265	1,343	$29.79	$0.26	3.79	$29.72

	Trailing twelve months ended September 30, 2017(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	87	380	$34.76	$55.47	8.94	$28.56
Renewal	253	1,126	$32.56	$0.24	4.50	$32.51

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

NET LOSS
Net loss in the 2018 period was $23.0 million as compared to a net loss of $16.0 million for the 2017 period. The 2018 period included a $49.7 million impairment charge related to our Jeffersonville outlet center. The 2017 period included a loss on the early extinguishment of debt of $35.6 million and equity in earnings (losses) includes our share of impairment charges totaling $9.0 million related to the Bromont and Saint-Sauveur outlet centers in Canada.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster outlet center, which had an expansion and opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

BASE RENTALS
Base rentals increased $2.0 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$77,218	$77,121	$97
Base rentals from new development and expansion	4,199	1,912	2,287
Straight-line rent adjustments	1,451	1,456	(5)
Lease termination fees	70	162	(92)
Amortization of above and below market rent adjustments, net	(615)	(302)	(313)
	$82,323	$80,349	$1,974

PERCENTAGE RENTALS
Percentage rentals increased $72,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$3,055	$3,138	$(83)
Percentage rentals from new development and expansion	155	—	155
	$3,210	$3,138	$72

Percentage rentals represents revenues based on a percentage of tenants' sales volume above certain predetermined levels ("contractual breakpoints").

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $1.3 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Increase/(Decrease)
Expense reimbursements from existing properties	$33,543	$33,223	$320
Expense reimbursements from new development and expansion	1,925	957	968
	$35,468	$34,180	$1,288

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

OTHER INCOME
Other income increased $142,000 in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$2,565	$2,455	$110
Other income from new development and expansion	87	55	32
	$2,652	$2,510	$142

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.1 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$36,470	$36,226	$244
Property operating expenses from new development and expansion	1,813	1,002	811
Other property operating expenses	1,370	343	1,027
	$39,653	$37,571	$2,082

Property operating expense from existing properties increased primarily due to higher property tax expense at a few select outlet centers. Other property operating expenses increased primarily due to expenses related to due diligence for potential new developments.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $182,000 in the 2018 period compared to the 2017 period primarily due to lower payroll related expenses and lower expenses related to the allowance for doubtful accounts receivable.

IMPAIRMENT CHARGE

During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value due to a decline of operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $1.9 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2017 period to the 2018 period (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization from existing properties	$30,752	$30,547	$205
Depreciation and amortization from new development and expansion	2,098	429	1,669
	$32,850	$30,976	$1,874

INTEREST EXPENSE AND LOSS ON EARLY EXTINGUISHMENT OF DEBT
Interest expense decreased $122,000 in the 2018 period compared to the 2017 period, primarily as a result of the July 2017 bond refinancing where incremental interest incurred during the redemption notice period when both the 2020 Notes and the 2027 Notes were outstanding. This decrease was partially offset by higher debt levels and higher LIBOR interest rate levels on our outstanding variable rate debt. The approximate average 30 day LIBOR rate for the 2018 period was 2.10% compared to 1.23% for the 2017 period. In addition, the 2018 period had significantly less capitalized interest due to less construction activity compared to the 2017 period.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $7.7 million in the 2018 period compared to the 2017 period. Equity in earnings (losses) includes our share of impairment charges totaling $9.0 million in the 2017 period related to the Bromont and Saint-Sauveur outlet centers in Canada. The increase in equity in earnings of unconolidated joint ventures was partially offset by higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2018 period was 2.10% compared to 1.23% for the 2017 period.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

NET INCOME
Net income decreased $13.5 million in the 2018 period to $24.9 million as compared to $38.4 million for the 2017 period. The 2018 period included a $49.7 million impairment charge related to our Jeffersonville outlet center. The 2017 period included a loss on the early extinguishment of debt of $35.6 million and equity in earnings (losses) includes our share of impairment charges totaling $9.0 million related to the Bromont and Saint-Sauveur outlet centers in Canada.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster outlet center, which had an expansion and opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

BASE RENTALS
Base rentals increased $3.3 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$228,130	$228,810	$(680)
Base rentals from new development and expansion	12,412	5,282	7,130
Base rentals from property disposed	—	1,596	(1,596)
Straight-line rent adjustments	4,744	4,749	(5)
Lease termination fees	1,134	2,796	(1,662)
Amortization of above and below market rent adjustments, net	(1,639)	(1,766)	127
	$244,781	$241,467	$3,314

Base rentals from existing properties decreased primarily due to a slight decrease in average portfolio occupancy and lease modifications for certain tenants. The decrease in lease termination fees is due to fewer store closings prior to natural expiration of the lease.

PERCENTAGE RENTALS
Percentage rentals decreased $132,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$6,386	$6,731	$(345)
Percentage rentals from new development and expansion	280	2	278
Percentage rentals from property disposed	—	65	(65)
	$6,666	$6,798	$(132)

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals is primarily due to annual increases in contractual breakpoints in certain leases without corresponding increases in sales volume.

EXPENSE REIMBURSEMENTS
Expense reimbursements increased $3.1 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Increase/(Decrease)
Expense reimbursements from existing properties	$101,546	$101,773	$(227)
Expense reimbursements from new development and expansions	6,330	2,276	4,054
Expense reimbursements from properties disposed	—	752	(752)
	$107,876	$104,801	$3,075

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

OTHER INCOME
Other income decreased 572,000 in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$6,115	$6,724	$(609)
Other income from new development and expansions	218	126	92
Other income from property disposed	—	55	(55)
	$6,333	$6,905	$(572)

The decrease in other income from existing properties was primarily related to the expiration in July 2017 of a certain national sponsorship program that was not renewed.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $4.7 million in the 2018 period as compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$109,742	$109,382	$360
Property operating expenses from new development and expansion	6,308	2,298	4,010
Property operating expenses from property disposed	—	1,061	(1,061)
Other property operating expense	3,767	2,333	1,434
	$119,817	$115,074	$4,743

Property operating expense from existing properties increased primarily due to higher snow removal costs partially offset by lower marketing expense in the 2018 period compared to the 2017 period. Other property operating expenses increased primarily due to expenses related to due diligence for potential new developments.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $985,000 in the 2018 period compared to the 2017 period, primarily due to lower payroll related expenses and lower expenses related to the allowance for doubtful accounts receivable.

ABANDONED PRE-DEVELOPMENT COSTS
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $528,000 charge, representing the cumulative related pre-development costs.

IMPAIRMENT CHARGE
During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value due to a decline of operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $3.5 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2018 period to the 2017 period (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$92,387	$93,472	$(1,085)
Depreciation and amortization expenses from new development and expansion	6,280	1,026	5,254
Depreciation and amortization from property disposed	—	677	(677)
	$98,667	$95,175	$3,492

Depreciation and amortization decreased at our existing properties due to the accelerated amortization of lease related intangibles upon store closures and also due to demolition activities at one of our centers in the 2017 period.

INTEREST EXPENSE AND LOSS ON EARLY EXTINGUISHMENT OF DEBT
Interest expense decreased $1.1 million in the 2018 period compared to the 2017 period, primarily as a result of the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes. This savings was partially offset by higher debt levels and higher LIBOR interest rate levels on our outstanding variable rate debt. The approximate average 30 day LIBOR rate for the 2018 period was 1.91% compared to 1.04% for the 2017 period.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $7.4 million in the 2018 period compared to the 2017 period. Equity in earnings (losses) includes our share of impairment charges totaling $9.0 million in the 2017 period related to the Bromont and Saint-Sauveur outlet centers in Canada. The increase in equity in earnings of unconsolidated joint ventures was partially offset by higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2018 period was 1.91% compared to 1.04% for the 2017 period.

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

Shares repurchased for the three and nine months ended September 30, 2018 were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2018	2018
Total number of shares purchased	—	919,249
Average price paid per share	$—	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$—	$19,980

The remaining amount authorized to be repurchased under the program as of September 30, 2018 was approximately $55.7 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

In October 2018, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on November 15, 2018 to each shareholder of record on October 31, 2018, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$179,968	$181,530	$(1,562)
Net cash used in investing activities	(36,815)	(89,052)	52,237
Net cash used in financing activities	(144,782)	(95,954)	(48,828)
Effect of foreign currency rate changes on cash and equivalents	(60)	(54)	(6)
Net decrease in cash and cash equivalents	$(1,689)	$(3,530)	$1,841

Operating Activities

The decrease in net cash provided by operating activities in the 2018 period is primarily due to the increase in bond interest payments due to the change in the timing of the payments partially offset by the incremental cash flow provided by the addition of the Fort Worth outlet center and the expansion of the Lancaster outlet center during the second half of 2017.

Investing Activities

The primary cause for the decrease in net cash used in investing activities was due to lower levels of development activity in the 2018 period compared to the 2017 period. In 2017, we had construction expenditures for our Fort Worth and Lancaster outlet centers. In the 2018 period, we had no new developments under construction. Partially offsetting the decrease in net cash used in investing activities was the net proceeds from the sale of our Westbrook center in May 2017.

Financing Activities

Given the lower development activity in the 2018 period as discussed above, we borrowed less in the 2018 period compared to the 2017 period. In the 2017 period, we used cash to repurchase $49.4 million of the Company's common shares, compared to $20.0 million in the 2018 period. Also in 2017, we used cash to fund the payment of a make-whole premium totaling $34.1 million related to early extinguishment of debt.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2018	2017	Change
Capital expenditures analysis:
New outlet center developments and expansions	$6,398	$87,486	$(81,088)
Major outlet center renovations	1,973	13,813	(11,840)
Second generation tenant allowances	11,588	15,815	(4,227)
Other capital expenditures	15,929	20,056	(4,127)
	35,888	137,170	(101,282)
Conversion from accrual to cash basis	17,461	(4,558)	22,019
Additions to rental property-cash basis	$53,349	$132,612	$(79,263)

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

•	The decrease in second generation tenant allowances was due to the re-merchandising efforts that occurred in the 2017 period to bring high volume tenants to 5 outlet centers.

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

Financing Arrangements

As of September 30, 2018, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership's obligations under our lines of credit. As of September 30, 2018, we had $390.9 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $6.0 million.

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January 2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over LIBOR from 0.90% to 0.875% and increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion. Loan origination costs associated with the amendments totaled approximately $2.3 million.

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

Unsecured Term Loan

In October 2018, we amended and restated our unsecured term loan, increasing the size of the loan from $325.0 million to $350.0 million, extending maturity from April 2021 to April 2024, and reducing the interest rate spread over LIBOR from 0.95% to 0.90%. The $25.0 million of proceeds were used to pay down the balances outstanding under our unsecured lines of credit.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

The following table details certain information as of September 30, 2018 about various unconsolidated real estate joint ventures in which we have an ownership interest:

Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)
Investments included in investments in unconsolidated joint ventures:
National Harbor	National Harbor, MD	50.0%	341	$0.6
RioCan Canada	Various	50.0%	923	110.7
				$111.3

Investments included in other liabilities:
Columbus (1)	Columbus, OH	50.0%	355	$(1.1)
Charlotte(1)	Charlotte, NC	50.0%	398	(10.3)
Galveston/Houston(1)	Texas City, TX	50.0%	353	(15.3)
				$(26.7)

(1)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from the equity in earnings of the joint venture.

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

Charlotte

In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2018 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	87.0	November 2019	LIBOR + 1.65%	10.0%	8.7
RioCan Canada	10.0	May 2020	5.75%	31.0%	3.1
Debt premium and debt origination costs	(1.4)
	$360.6				$28.2

Fees from unconsolidated joint ventures

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Fee:
Management and marketing	$571	$564	$1,704	$1,676
Leasing and other fees	12	24	122	100
Total Fees	$583	$588	$1,826	$1,776

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

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

Funds From Operations ("FFO") is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP. We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), of which we are a member. FFO represents net income (loss) (computed in accordance with GAAP) before extraordinary items and gains (losses) on sale or disposal of depreciable operating properties, plus depreciation and amortization of real estate assets, impairment charges on depreciable real estate of consolidated real estate and after adjustments for unconsolidated partnerships and joint ventures, including depreciation and amortization, and impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(23,031)	$(16,034)	$24,944	$38,427
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	32,237	30,396	96,841	93,634
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,466	3,583	10,020	10,971
Impairment charge - consolidated	49,739	—	49,739	—
Impairment charges - unconsolidated joint ventures	—	9,021	—	9,021
Gain on sale of assets	—	—	—	(6,943)
FFO	62,411	26,966	181,544	145,110
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	278	—
Allocation of earnings to participating securities	(560)	(306)	(1,571)	(1,346)
FFO available to common shareholders (1)	$61,851	$26,660	$180,251	$143,764
As further adjusted for:
Abandoned pre-development costs	—	(99)	—	528
Make-whole premium due to early extinguishment of debt	—	34,143	—	34,143
Write-off of debt discount and debt origination costs due to early extinguishment of debt	—	1,483	—	1,483
Impact of above adjustments to the allocation of earnings to participating securities	—	(249)	—	(254)
AFFO available to common shareholders (1)	$61,851	$61,938	$180,251	$179,664
FFO available to common shareholders per share - diluted (1)	$0.63	$0.27	$1.83	$1.44
AFFO available to common shareholders per share - diluted (1)	$0.63	$0.63	$1.83	$1.80

Weighted Average Shares:
Basic weighted average common shares	93,109	93,923	93,349	94,781
Effect of outstanding options and restricted common shares	—	—	—	23
Diluted weighted average common shares (for earnings per share computations)	93,109	93,923	93,349	94,804
Exchangeable operating partnership units	4,995	5,028	4,995	5,028
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,104	98,951	98,344	99,832

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(23,031)	$(16,034)	$24,944	$38,427
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	(1,833)	5,893	(6,233)	1,201
Interest expense	16,367	16,489	48,348	49,496
Gain on sale of assets	—	—	—	(6,943)
Loss on early extinguishment of debt	—	35,626	—	35,626
Other non-operating income	(261)	(591)	(661)	(683)
Impairment charge	49,739	—	49,739	—
Depreciation and amortization	32,850	30,976	98,667	95,175
Other non-property expense	501	371	1,143	993
Abandoned pre-development costs	—	(99)	—	528
Corporate general and administrative expenses	10,725	11,020	32,532	33,499
Non-cash adjustments(1)	(702)	(1,020)	(2,707)	(2,580)
Lease termination fees	(70)	(162)	(1,134)	(2,796)
Portfolio NOI	84,285	82,469	244,638	241,943
Non-same center NOI(2)	(4,580)	(1,972)	(13,022)	(6,910)
Same Center NOI	$79,705	$80,497	$231,616	$235,033

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet center expansions:
Fort Worth	October 2017	Westbrook	May 2017	Lancaster	September 2017

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

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2017, 13 tenants in our consolidated portfolio filed for bankruptcy protection, as compared to two tenants in 2016, and a number of other retailers engaged in brand wide restructurings during 2017 that resulted in store closings. During the first nine months of 2018, an additional 4 tenants have filed for bankruptcy protection. Largely due to the number of bankruptcy filings, store closings and lease modifications in 2017 and 2018, we currently expect our Same Center NOI for 2018 compared to 2017 to be down by 1.5% to 2.0%. If the level of bankruptcy filings, store closings and lease modifications during 2018 are at similar or greater amounts as those experienced in 2017, our 2018 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2018, we had approximately 1.7 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2018. As of September 30, 2018, we had renewed approximately 73% of this space. In addition, for the rolling twelve months ended September 30, 2018, we completed renewals and re-tenanted space totaling 1.8 million square feet at a blended 6.1% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 96.4% and 96.9% as of September 30, 2018 and 2017, respectively.

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

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2018
Assets (Liabilities):
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	6,988
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	335
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	2,117
Total		$365,000			$9,440

The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreement. The fair value is based on dealer quotes, considering current interest rates, remaining term to maturity and our credit standing.

As of September 30, 2018, 12% of our outstanding consolidated debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $2.1 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2018	December 31, 2017
Fair value of debt	$1,704,812	$1,775,540
Recorded value of debt	$1,747,660	$1,763,651

A 100 basis point increase from prevailing interest rates at September 30, 2018 and December 31, 2017 would result in a decrease in fair value of total consolidated debt of approximately $67.7 million and $77.9 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018. There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2018. There were no changes to the Operating Partnership's internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

The following table summarizes our common share repurchases for the fiscal quarter ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2018 to July 31, 2018	—	$—	—	$55.7
August 1, 2018 to August 31, 2018	—	—	—	55.7
September 1, 2018 to September 30, 2018	—	—	—	55.7
Total	—		—	$55.7

Item 4.Mine Safety Disclosures

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1
Second Amended and Restated Term Loan Agreement dated as of October 25, 2018, between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s and Operating Partnership’s Current Report on Form 8-K dated October 26, 2018).

10.2
Second Amended and Restated Continuing Guaranty dated October 25, 2018 by and between Tanger Factory Outlet Centers, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s and Operating Partnership’s Current Report on Form 8-K dated October 26, 2018).

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

101***
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.
*** Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 5, 2018

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)