Form 10-K
period 2018-12-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2019-02-21
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes ☐ No ☒
Tanger Properties Limited Partnership	Yes ☐ No ☒

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $2,167,615,999 based on the closing price on the New York Stock Exchange for such shares on June 30, 2018.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 14, 2019 was 93,941,783.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,941,783 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2018, our consolidated portfolio consisted of 36 outlet centers, with a total gross leasable area of approximately 12.9 million square feet, which were 97% occupied and contained over 2,600 stores representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

As of December 31, 2018, the Company, through its ownership of the Tanger GP Trust and Tanger LP Trust, owned 93,941,783 units of the Operating Partnership and the Non-Company LPs collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company is a North Carolina corporation that was incorporated in March 1993 and the Operating Partnership is a North Carolina partnership that was formed in May 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tangeroutlet.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Recent Developments

Financing Transactions

Increased Borrowing Capacity and Extension of Unsecured Lines of Credit

In January 2018, we closed on amendments to our unsecured lines of credit, which increased the borrowing capacity from $520.0 million to $600.0 million and extended the maturity date from October 2019 to October 2021, with a one-year extension option. We also reduced the interest rate spread over the London Interbank Offered Rate ("LIBOR") from 0.90% to 0.875%, and increased the incremental borrowing availability through an accordion feature on the syndicated line from $1.0 billion to $1.2 billion.

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

Unsecured Term Loan

In October 2018, we amended and restated our unsecured term loan, increasing the size of the loan from $325.0 million to $350.0 million, extending the maturity from April 2021 to April 2024, and reducing the interest rate spread over LIBOR from 0.95% to 0.90%. The $25.0 million of proceeds were used to pay down the balances outstanding under our unsecured lines of credit.

Unconsolidated Real Estate Joint Ventures

Charlotte

In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the existing $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners.

National Harbor

In December 2018, the National Harbor joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. The proceeds from the loan were used to pay off the $87.0 million construction loan with an interest rate of LIBOR + 1.65%, which had an original maturity date of November 2019. The joint venture distributed the incremental net loan proceeds of $7.4 million equally to the partners.

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

Our consolidated outlet centers range in size from 82,161 to 739,109 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 400 different well-known, upscale, national designer or brand name concepts, such as Ann Taylor, American Eagle Outfitters, Banana Republic Factory Store, Barneys New York, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Giorgio Armani, Hugo Boss Factory Store, Kate Spade New York, Lululemon Athletica, Michael Kors, Nike Factory Store, North Face, Polo Ralph Lauren Factory Store, Saks Fifth Avenue Off 5th,  Tommy Hilfiger, Under Armour, Victoria’s  Secret, Vineyard Vines and others.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2018, 2017 or 2016. As of December 31, 2018, no single tenant accounted for more than 8% of our leasable square feet or 7% of our combined base and percentage rental revenues. Because many of our tenants are large, multinational manufacturers or retailers, losses with respect to rent collections or lease defaults historically have been immaterial.

Only small portions of our revenues are dependent on contingent revenue sources. Revenues from fixed rents and operating expense reimbursements accounted for approximately 90% of our total revenues in 2018. Revenues from contingent sources, such as percentage rents, vending income and miscellaneous income, accounted for approximately 10% of our total revenues in 2018.

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

Steven B. Tanger joined the predecessor company in 1986, and by June 1993, the Tangers had developed 17 outlet centers totaling approximately 1.5 million square feet. In June 1993, we completed our initial public offering, making Tanger Factory Outlet Centers, Inc. the first publicly traded outlet center company. Since our initial public offering, we have grown our portfolio through the strategic development, expansion and acquisition of outlet centers and are now one of the largest owner operators of outlet centers in the United States and Canada.

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

We have had a solid track record of success in the outlet industry for the past 38 years. In 1993, Tanger led the way by becoming the industry's first outlet center company to be publicly traded. Our seasoned team of real estate professionals utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

As of December 31, 2018, our consolidated outlet centers were 97% occupied with average tenant sales of $385 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since the predecessor company was founded in 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

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

Increasing rents at existing outlet centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew most, but not all, leases at higher base rents per square-foot and attract new tenants to replace underperforming tenants.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 38 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2019.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is our unsecured lines of credit. The unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022. As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and reducing outstanding debt.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new outlet center. Our outlet centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls, full- and off-price retailers and e-commerce retailers. We believe that the majority of our customers visit outlet centers because they are intent on buying name-brand products at discounted prices. Traditional full-and off-price retailers and e-commerce retailers are often unable to provide such a variety and depth of name-brand products at attractive prices.

Because our revenues are ultimately linked to our tenants' success, we are indirectly affected by the same competitive factors, such as consumer spending habits and on-line shopping, as our tenants. Tenants of outlet centers are generally adverse to direct competition with major brick and mortar retailers and their own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas. In recent years, some of our tenants have been adversely impacted by changes in consumer spending habits and on-line shopping.

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

As of February 1, 2019, we maintain offices and employ on-site managers at 38 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Employees

As of February 1, 2019, we had 285 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 40 business offices. At that date, we also employed 358 part-time employees at various locations.

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

Also, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

Consumer spending habits have changed and may continue to evolve.

Certain retailers have experienced, and may continue to experience for the foreseeable future considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on such retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired, adversely impacting our percentage rents, and resulting in closures of their stores or their seeking a lease modification with us. Any lease renewal or modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges.

Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2018, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in four properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

•	adverse effects of changes in the exchange rate between the U.S. and Canadian dollar;

•	changes in Canadian political and economic environments, regionally, nationally, and locally;

•	challenges of complying with a wide variety of foreign laws;

•	changes in applicable laws and regulations in the United States that affect foreign operations;

•	property management services being provided directly by our 50/50 co-owner, not by us; and

•	obstacles to the repatriation of earnings and cash.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. A default by a joint venture under its debt obligations may expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise.

Our interest rate hedging arrangements may not effectively limit our interest rate risk exposure.

We manage our exposure to interest rate risk by periodically entering into interest rate hedging agreements to effectively fix a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. We enter into swaps that are exempt from the requirements of central clearing and/or trading on a designated contract market or swap execution facility pursuant to the applicable regulations and rules, and thus there may be more counterparty risk relative to others who do not utilize such exemption. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

Uncertainty relating to the determination of LIBOR and the potential phasing out of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.

A portion of our long-term indebtedness bears interest at fluctuating interest rates based on LIBOR. LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

Risks Related to Federal Income Tax Laws

The Company's failure to qualify as a REIT could subject our earnings to corporate level taxation.

We believe that we have operated and intend to operate in a manner that permits the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). However, we cannot assure you that the Company has qualified or will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, the Company would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax on our taxable income at the regular corporate rate. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Accordingly, the Company's failure to qualify for taxation as a REIT would result in a significant reduction in cash available for distribution to our shareholders, and thus may adversely affect the market price and marketability of our securities.

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

•
permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

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

These changes applied to all businesses for tax year 2018, without any transition periods or grandfathering for existing transactions.  The legislation continues to be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department, IRS and courts, any of which could change the impact of the legislation.  In many instances it remains unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.  While some of the changes made by this tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.  We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us.

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

Our business operations and information technology systems may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems, whether through cyber attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results and our share price could be adversely affected.

While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions, such as payroll, electronic communications and certain accounting and finance functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the SEC for either the Company or the Operating Partnership.

ITEM 2.	PROPERTIES

As of December 31, 2018, our consolidated portfolio consisted of 36 outlet centers totaling 12.9 million square feet located in 22 states. We own interests in eight other outlet centers totaling approximately 2.4 million square feet through unconsolidated joint ventures, including four outlet centers in Canada. Our consolidated outlet centers range in size from 82,161 to 739,109 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2018. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2018. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2018, of the 36 outlet centers in our consolidated portfolio, we own the land underlying 29 and have ground leases on seven. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms at our option
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Ocean City, MD	18.5	2084	2084
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2019	2039
Mashantucket, CT (Foxwoods)	8.1	2040	2090
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of December 31, 2018:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,600,362	12
New York	2	1,468,887	11
Georgia	3	1,121,579	9
Texas	3	1,001,357	8
Pennsylvania	3	999,637	8
Michigan	2	671,541	5
Delaware	1	557,353	4
Alabama	1	556,673	4
North Carolina	3	505,056	4
New Jersey	1	489,706	4
Tennessee	1	447,815	3
Ohio	1	411,859	3
Arizona	1	410,734	3
Florida	1	351,721	3
Missouri	1	329,861	3
Louisiana	1	321,066	3
Mississippi	1	320,348	3
Utah	1	319,687	2
Connecticut	1	311,593	2
Iowa	1	276,331	2
New Hampshire	1	250,107	2
Maryland	1	199,425	2
Total	36	12,922,698	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of December 31, 2018. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	739,109	96
Riverhead, New York (1)	100	729,778	95
Rehoboth Beach, Delaware (1)	100	557,353	96
Foley, Alabama	100	556,673	98
Atlantic City, New Jersey (1) (4)	100	489,706	84
San Marcos, Texas	100	471,816	97
Sevierville, Tennessee (1)	100	447,815	100
Savannah, Georgia	100	429,089	98
Myrtle Beach Hwy 501, South Carolina	100	426,523	99
Jeffersonville, Ohio	100	411,859	97
Glendale, Arizona (Westgate)	100	410,734	99
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	99
Charleston, South Carolina	100	382,180	97
Lancaster, Pennsylvania	100	376,997	93
Pittsburgh, Pennsylvania	100	372,944	99
Commerce, Georgia	100	371,408	98
Grand Rapids, Michigan	100	357,103	96
Fort Worth, Texas	100	351,741	99
Daytona Beach, Florida	100	351,721	100
Branson, Missouri	100	329,861	100
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	95
Southaven, Mississippi (2) (4)	50	320,348	98
Park City, Utah	100	319,687	98
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	95
Mashantucket, Connecticut (Foxwoods) (1)	100	311,593	96
Williamsburg, Iowa	100	276,331	92
Tilton, New Hampshire	100	250,107	96
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	94
Ocean City, Maryland (1)	100	199,425	97
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	97
Blowing Rock, North Carolina	100	104,009	98
Nags Head, North Carolina	100	82,161	100
Total		12,922,698	97	(3)

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Excludes the occupancy rate at our Fort Worth center which opened during the fourth quarter of 2017 and has not yet stabilized.

(4)	Property encumbered by mortgage. See notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	397,856	99
Columbus, Ohio (1)	50	355,245	97
Ottawa, Ontario	50	355,003	96
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	98
Cookstown, Ontario	50	307,779	100
Bromont, Quebec	50	161,449	77
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,370,598	97

(1)	Property encumbered by mortgage. See Note 6, to the consolidated financial statements for further details of our joint ventures' debt obligations.

Lease Expirations

The following table sets forth, as of December 31, 2018, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's)(1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's)(2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2019	206	899	$22.56	$20,284	7
2020	335	1,619	21.76	35,222	12
2021	336	1,652	23.54	38,892	13
2022	295	1,347	26.37	35,524	12
2023	236	1,245	24.89	30,989	12
2024	181	868	30.90	26,820	9
2025	280	1,297	27.87	36,153	12
2026	234	998	27.28	27,225	9
2027	140	698	25.31	17,667	6
2028	126	864	20.48	17,696	6
2029 and after	34	325	21.59	7,018	2
	2,403	11,812	$24.85	$293,490	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 1.1 million square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases or renewals of existing leases will increase from current levels, if at all.

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2018	2017	2016	2015	2014
Occupancy	97%	97%	98%	97%	98%
Average annual base rent per square foot (1)	$25.51	$25.81	$26.10	$25.19	$23.78

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

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year	Square Feet (in 000's)	% of Total Outlet Center Square Feet (1)	Square Feet (in 000's)	% of Expiring Square Feet
2018	1,742	13	1,418	81
2017(2)	1,549	12	1,296	84
2016(3)	1,440	12	1,223	85
2015(4)	1,532	13	1,282	84
2014(5)	1,613	14	1,241	77

(1)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

(2)	Excludes Westbrook outlet center, which was sold in 2017.

(3)	Excludes Fort Myers outlet center, which was sold in 2016.

(4)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(5)	Excludes Lincoln City outlet center, which was sold in 2014.

The following table sets forth the weighted average base rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2018(2)	1,398	$30.12	$31.65	5	431	$30.63	$32.40	6
2017(2)(3)	1,261	$28.21	$30.65	9	413	$30.46	$33.24	9
2016 (2)(4)	1,187	$27.44	$32.26	18	384	$32.15	$42.84	33
2015(5)	1,282	$21.77	$26.06	20	444	$24.33	$31.48	29
2014(6)	1,241	$19.97	$23.38	17	470	$24.20	$32.93	36

(1)
The square footage released to new tenants for 2018, 2017, 2016, 2015 and 2014, contains 144,000, 107,000, 93,000, 149,000 and 207,000 square feet respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)	Includes both minimum base rent and common area maintenance rents.

(3)	Excludes Westbrook outlet center, which was sold in 2017.

(4)
Excludes Fort Myers outlet center, which was sold in 2016 and includes the Westgate and Savannah outlet centers, which were consolidated in 2016 due to the acquisition of the other joint venture partners' interests.

(5)	Excludes the outlet centers in Kittery I & II, Tuscola, West Branch, and Barstow, which were sold during 2015.

(6)	Excludes Lincoln City outlet center, which was sold in 2014.

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

Year	Occupancy Costs as a % of Tenant Sales
2018	9.9
2017	10.0
2016	9.9
2015	9.3
2014	8.9

Tenants
The following table sets forth certain information for our consolidated outlet centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2018:

Tenant (1)	Brands	# of Stores	GLA	% of Total GLA	% of Total Annualized Base Rent (2)
Ascena Retail Group, Inc.	Dress Barn, Loft, Ann Taylor, Justice, Lane Bryant, Maurices, roz & ALI	145	876,450	6.8%	6.9%
The Gap, Inc.	Gap, Banana Republic, Old Navy	98	1,034,948	8.0%	5.8%
PVH Corp.	Tommy Hilfiger, Van Heusen, Calvin Klein	67	410,108	3.2%	3.9%
Under Armour, Inc.	Under Armour, Under Armour Kids	33	257,375	2.0%	2.7%
Nike, Inc.	Nike, Converse, Hurley	43	465,026	3.6%	2.6%
G-III Apparel Group, Ltd.	Bass, Wilson's Leather, Donna Karan	58	267,763	2.1%	2.5%
Tapestry, Inc.	Coach, Kate Spade	47	225,215	1.7%	2.4%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	38	268,167	2.1%	2.3%
Carter's, Inc.	Carters, OshKosh B Gosh	57	250,990	1.9%	2.3%
V. F. Corporation	VF Outlet, The North Face, Vans, Timberland, Lee/Wrangler	33	289,948	2.2%	2.2%
Signet Jewelers Limited	Kay Jewelers, Zales, Jared Vault	56	127,225	1.0%	1.9%
Michael Kors Holdings Limited	Michael Kors, Michael Kors Men's	30	143,296	1.1%	1.9%
Hanesbrands Inc.	Hanesbrands, Maidenform, Champion	40	197,801	1.5%	1.8%
Ralph Lauren Corporation	Polo Ralph Lauren, Polo Children, Polo Ralph Lauren Big & Tall, Lauren Ralph Lauren	38	383,904	3.0%	1.8%
Chico's, FAS Inc.	Chicos, White House/Black Market, Soma Intimates	47	135,901	1.0%	1.7%
Columbia Sportswear Company	Columbia Sportswear	20	155,592	1.2%	1.7%
Adidas AG	Adidas, Reebok	30	184,420	1.4%	1.7%
Caleres Inc.	Famous Footwear, Naturalizer, Allen Edmonds	38	188,647	1.5%	1.6%
J. Crew Group, Inc.	J. Crew, J. Crew Men's	29	155,376	1.2%	1.5%
Brooks Brothers Group, Inc.	Brooks Brothers	28	165,469	1.3%	1.5%
Skechers USA, Inc.	Skechers	33	149,313	1.2%	1.5%
Express Inc.	Express Factory	24	167,418	1.3%	1.4%
Children's Place, Inc.	Children's Place	25	150,526	1.2%	1.4%
Rack Room Shoes, Inc.	Rack Room Shoes	24	139,559	1.1%	1.3%
Luxottica Group SpA	Sunglass Hut, Oakley, Lenscrafters	55	81,174	0.6%	1.3%
Total of Top 25 tenants		1,136	6,871,611	53.2%	57.6%

(1)	Excludes leases that have been entered into but which tenant has not yet taken possession, temporary leases and month-to month leases.

(2)
Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents which are based on a percentage of sales in lieu of fixed contractual rents.

Significant Property

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2018, 2017, and 2016:

Deer Park	Square Feet	2018	2017	2016
Outlet Center Occupancy	739,109	96%	95%	97%

Average base rental rates per weighted average square foot (1)		$31.67	$31.64	$30.24

(1)
Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives up to 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2018 amounted to $4.7 million. Real estate taxes for 2019 are estimated to be approximately $5.0 million.

The following table sets forth, as of December 31, 2018, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2019	10	36	$42.14	$1,517	7
2020	10	35	36.94	1,293	6
2021	12	56	51.14	2,864	12
2022	6	25	44.36	1,109	5
2023	12	112	26.25	2,940	13
2024	14	132	33.09	4,368	19
2025	6	26	22.35	581	2
2026	7	22	32.05	705	3
2027	6	19	38.32	728	3
2028	10	105	39.20	4,116	18
2029 and thereafter	4	122	21.99	2,683	12
Total	97	690	$33.19	$22,904	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 49,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2018, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	70	Director, Chief Executive Officer
Thomas E. McDonough	60	President and Chief Operating Officer
James F. Williams	54	Executive Vice President - Chief Financial Officer
Chad D. Perry	47	Executive Vice President - General Counsel and Secretary
Lisa J. Morrison	59	Executive Vice President - Leasing
Virginia R. Summerell	60	Senior Vice President of Finance - Treasurer and Assistant Secretary
Carrie A. Warren	56	Senior Vice President - Chief Marketing Officer
Charles A. Worsham	47	Senior Vice President - Construction and Development
Thomas J. Guerrieri Jr.	46	Vice President - Chief Accounting Officer and Controller

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger is a director of the Company and has served as Chief Executive Officer since January 2009. Previously, Mr. Tanger also served as President from January 2009 to May 2017, President and Chief Operating Officer from January 1995 to December 2008, and Executive Vice President from 1986 to December 1994. He has been with Tanger related companies for most of his professional career, having served as Executive Vice President of Tanger/Creighton for 10 years. Mr. Tanger is a graduate of the University of North Carolina at Chapel Hill and the Stanford University School of Business Executive Program. Mr. Tanger provides an insider’s perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company’s business.

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

James F. Williams. Mr. Williams was named Executive Vice President - Chief Financial Officer in May 2018, previously serving as Senior Vice President - Chief Financial Officer from May 2016 to May 2018. He joined the Company in September 1993, served as Controller from January 1995 to March 2015 and Chief Accounting Officer from March 2013 to May 2016. He was also named Assistant Vice President in January 1997, Vice President in April 2004, and Senior Vice President in February 2006. Prior to joining the Company, Mr. Williams was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. He is responsible for the Company's financial reporting processes, as well as supervisory responsibility over the senior officers that oversee the Company's accounting, finance, investor relations and information systems functions. Mr. Williams is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

Lisa J. Morrison. Ms. Morrison was named Executive Vice President - Leasing in May 2018. Previously, she held the positions of Senior Vice President - Leasing from August 2004 to May 2018, Vice President - Leasing from May 2001 to August 2004, Assistant Vice President of Leasing from August 2000 to May 2001 and Director of Leasing from April 1999 until August 2000. Prior to joining the Company, Ms. Morrison was employed by the Taubman Company and Trizec Properties, Inc. where she served as a leasing agent. Previously, she was a director of leasing for Nelson Ross Properties. Her major responsibilities include managing the leasing strategies for our operating properties, as well as expansions and new developments. She also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Ms. Morrison is a graduate of the University of Detroit and holds an MA degree from Michigan State University.

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

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. Our common shares are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 1, 2019, there were approximately 395 common shareholders of record.

Share Repurchases

On May 19, 2017, we announced that our Board of Directors authorized the repurchase of up to $125 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019. In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of its outstanding common shares, in addition to approximately of up to $55.7 million remaining available under prior share repurchase authorization for a total authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated stock repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2018 to October 31, 2018	—	$—	—	$55.7
November 1, 2018 to November 30, 2018	—	—	—	55.7
December 1, 2018 to December 31, 2018	—	—	—	55.7
Total	—	$—	—	$55.7

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is set forth in Part III, Item 12 of this document.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following share price performance chart compares our performance to an index of U.S. equity REITs and an index of U.S. retail REITs, both prepared by SNL Financial.

Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The SNL Retail index includes all publicly traded retail REITs (including malls, shopping centers and other retail REITs) listed on the New York Stock Exchange, NYSE MKT, NASDAQ National Market System or the OTC Market Group.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2018, is not necessarily indicative of future results.

		Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Tanger Factory Outlet Centers, Inc.	100.00	118.59	108.92	123.47	95.93	77.63
SNL US REIT Equity	100.00	127.49	131.01	142.65	154.59	146.94
SNL US REIT Retail	100.00	127.82	133.07	134.43	127.74	112.23

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2018, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 93,941,783 units of the Operating Partnership and the Non-Company LPs owned 4,960,684 units. We made distributions per common unit during 2018 as follows:

2018
First Quarter	$0.3425
Second Quarter	0.3500
Third Quarter	0.3500
Fourth Quarter	0.3500
Distributions per unit	$1.3925

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2018	2017	2016	2015	2014
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues	$494,681	$488,234	$465,834	$439,369	$418,558
Net income(1)(2)(3)(4)(5)	45,563	71,876	204,329	222,168	78,152
Net income available to common shareholders(1)(2)(3)(4)(5)	42,444	66,793	191,818	208,792	72,139
SHARE DATA
Basic:
Net income available to common shareholders(1)(2)(3)(4)(5)	$0.45	$0.71	$2.02	$2.20	$0.77
Weighted average common shares	93,309	94,506	95,102	94,698	93,769
Diluted:
Net income available to common shareholders(1)(2)(3)(4)(5)	$0.45	$0.71	$2.01	$2.20	$0.77
Weighted average common shares	93,310	94,522	95,345	94,759	93,839
Common dividends (6)	$1.3925	$1.3525	$1.2600	$1.3050	$0.9450
BALANCE SHEET DATA
Real estate assets, before depreciation	$3,046,179	$3,088,470	$2,965,907	$2,513,217	$2,263,603
Total assets	2,384,902	2,540,105	2,526,214	2,314,825	2,085,534
Debt	1,712,918	1,763,651	1,687,866	1,551,924	1,431,068
Total equity	505,535	612,302	705,441	606,032	523,886
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$258,318	$253,159	$239,316	$220,755	$188,771
Investing activities	(40,023)	(117,545)	(45,501)	(221,827)	(188,588)
Financing activities	(215,203)	(141,679)	(203,467)	6,854	1,977
OTHER DATA
Square feet open:
Consolidated	12,923	12,930	12,710	11,746	11,346
Partially-owned (unconsolidated)	2,371	2,370	2,348	2,747	2,606
Number of outlet centers:
Consolidated	36	36	36	34	36
Partially-owned (unconsolidated)	8	8	8	9	9

(1)
For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(2)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(3)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(4)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(5)
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

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2018	2017	2016	2015	2014
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues	$494,681	$488,234	$465,834	$439,369	$418,558
Net income(1)(2)(3)(4)(5)	45,563	71,876	204,329	222,168	78,152
Net income available to common unitholders(1)(2)(3)(4)(5)	44,773	70,402	202,103	220,118	76,175
UNIT DATA
Basic:
Net income available to common unitholders(1)(2)(3)(4)(5)	$0.45	$0.71	$2.02	$2.21	$0.77
Weighted average common units	98,302	99,533	100,155	99,777	98,883
Diluted:
Net income available to common unitholders(1)(2)(3)(4)(5)	$0.45	$0.71	$2.01	$2.20	$0.77
Weighted average common units	98,303	99,549	100,398	99,838	98,953
Common distributions (6)	$1.3925	$1.3525	$1.2600	$1.3050	$0.9450
BALANCE SHEET DATA
Real estate assets, before depreciation	$3,046,179	$3,088,470	$2,965,907	$2,513,217	$2,263,603
Total assets	2,384,540	2,539,434	2,525,687	2,314,154	2,083,959
Debt	1,712,918	1,763,651	1,687,866	1,551,924	1,431,068
Total equity	505,535	612,302	705,441	606,032	523,886
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$258,277	$253,131	$239,299	$221,818	$187,959
Investing activities	(40,023)	(117,545)	(45,501)	(221,827)	(188,588)
Financing activities	(215,203)	(141,679)	(203,467)	6,854	1,977
OTHER DATA
Consolidated	12,923	12,930	12,710	11,746	11,346
Partially-owned (unconsolidated)	2,371	2,370	2,348	2,747	2,606
Number of outlet centers:
Consolidated	36	36	36	34	36
Partially-owned (unconsolidated)	8	8	8	9	9

(1)
For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(2)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(3)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(4)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(5)
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

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, including the recent changes in the U.S. federal income taxation of U.S. Businesses; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

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

General Overview

As of December 31, 2018, we had 36 consolidated outlet centers in 22 states totaling 12.9 million square feet. We also had 8 unconsolidated outlet centers totaling 2.4 million square feet, including 4 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2016 to December 31, 2018:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2016		11,746	34	2,747	9
New Developments:
Columbus	Second Quarter	—	—	355	1
Daytona Beach	Fourth Quarter	349	1	—	—
Acquisition:
Westgate	Second Quarter	408	1	(408)	(1)
Savannah	Third Quarter	419	1	(419)	(1)
Expansions:
Ottawa	First Quarter	—	—	32	—
Savannah	Second Quarter	—	—	42	—
Dispositions:
Fort Myers	First Quarter	(199)	(1)	—	—
Demolition:
Lancaster	First and Third Quarter	(25)	—	—	—
Other		12	—	(1)	—
As of December 31, 2016		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8

Leasing Activity
The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that started during the years ended December 31, 2018 and 2017, respectively:

	2018 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	92	431	$32.40	$50.19	7.81	$25.97
Renewal	281	1,398	31.65	0.22	3.66	31.59

	2017 (1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (2)
Re-tenant	79	413	$33.24	$70.51	8.79	$25.22
Renewal	273	1,261	30.65	0.25	4.40	30.59

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)
Net average straight-line rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line rent per year amount. The average annual straight-line rent disclosed in the table above includes both minimum base rent and common area maintenance rents and also includes all concessions, abatements and reimbursements of rent to tenants. The average tenant allowance disclosed in the table above includes landlord costs.

Results of Operations

2018 Compared to 2017

Net Income
Net income decreased $26.3 million in 2018 compared to 2017. The 2018 period included a $49.7 million impairment charge related to our Jeffersonville outlet center and equity in earnings includes our share of impairment charges totaling $7.2 million related to the Bromont and Saint-Sauveur outlet centers in Canada. The 2017 period included a loss on the early extinguishment of debt of $35.6 million and equity in earnings includes our share of impairment charges totaling $9.0 million related to the Bromont and Saint-Sauveur outlet centers in Canada.

In the tables below, information set forth for new developments and expansions represent our Fort Worth outlet center, which opened in October 2017 and our Lancaster expansion, which opened in September 2017. Properties disposed include our Westbrook outlet center sold in May 2017.

Base Rentals
Base rentals increased $4.0 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of base rentals (in thousands):

	2018	2017	Increase/(Decrease)
Base rentals from existing properties	$306,234	$306,514	$(280)
Base rentals from new development and expansion	16,758	8,984	7,774
Base rentals from property disposed	—	1,596	(1,596)
Straight-line rent adjustments	5,843	5,632	211
Lease termination fees	1,246	3,633	(2,387)
Amortization of above and below market rent adjustments, net	(2,121)	(2,374)	253
	$327,960	$323,985	$3,975

Base rentals from existing properties decreased due the portfolio's overall average occupancy decreasing, partially offset by increases in cash rental rates from existing leases that contain fixed periodic increases.

The decrease in lease termination fees is due to fewer store closings in 2018, other than through bankruptcy proceedings, prior to natural expiration of the lease.

Percentage Rentals
Percentage rentals increased $187,000 in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

	2018	2017	Increase/(Decrease)
Percentage rentals from existing properties	$9,700	$9,739	$(39)
Percentage rentals from new development and expansion	340	49	291
Percentage rentals from property disposed	—	65	(65)
	$10,040	$9,853	$187

Percentage rentals represents revenues based on a percentage of tenants' sales volume above their contractual breakpoints. The decrease in percentage rentals from existing properties is primarily due to annual increases in contractual breakpoints in certain leases without corresponding increases in sales volume.

Expense Reimbursements
Expense reimbursements increased $2.5 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

	2018	2017	Increase/(Decrease)
Expense reimbursements from existing properties	$136,538	$137,808	$(1,270)
Expense reimbursements from new development and expansions	8,818	4,257	4,561
Expense reimbursements from properties disposed	—	752	(752)
	$145,356	$142,817	$2,539

Expense reimbursements represent the contractual recovery from tenants of certain common area maintenance ("CAM"), insurance, property tax, promotional, advertising and management expenses. Certain expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property, and thus generally fluctuate consistently with the related expenses. Other expense reimbursements, such as promotional, advertising and certain CAM payments, represent contractual fixed rents and may escalate each year. The decrease in expense reimbursements from existing properties is due primarily to an overall decrease in average occupancy.

Other Income
Other income decreased $298,000, in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of other income (in thousands):

	2018	2017	Increase/(Decrease)
Other income from existing properties	$8,522	$8,817	$(295)
Other income from new development and expansions	307	255	52
Other income from property disposed	—	55	(55)
	$8,829	$9,127	$(298)

The decrease in other income from existing properties was primarily related to the expiration in July 2017 of a certain national sponsorship program that was not renewed.

Property Operating Expenses
Property operating expenses increased $5.2 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2018	2017	Increase/(Decrease)
Property operating expenses from existing properties	$146,949	$146,701	$248
Property operating expenses from new development and expansion	8,440	4,338	4,102
Property operating expenses from property disposed	—	965	(965)
Other property operating expenses	5,068	3,231	1,837
	$160,457	$155,235	$5,222
Property operating expenses from existing properties increased primarily due to higher snow removal costs partially offset by lower marketing expense in the 2018 period compared to the 2017 period. Other property operating expenses increased in part due to expenses related to due diligence for potential new developments.

General and Administrative Expenses
General and administrative expenses in the 2018 period increased $163,000 compared to the 2017 period, primarily due to higher payroll related expenses offset by lower bad debt and legal expenses.

Abandoned Pre-Development Costs
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan and as a result, recorded a $528,000 charge, representing the cumulative related pre-development costs.

Impairment Charge
During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value due to a decline of operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and store closures from bankruptcy filings and brand-wide restructurings. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

Depreciation and Amortization
Depreciation and amortization expense increased $4.0 million in the 2018 period compared to the 2017 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2018	2017	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$122,210	$124,525	$(2,315)
Depreciation and amortization expenses from new development and expansion	9,512	2,532	6,980
Depreciation and amortization from property disposed	—	687	(687)
	$131,722	$127,744	$3,978

Depreciation and amortization decreased at our existing properties primarily due to the accelerated amortization of lease related intangibles upon store closures, lower basis in our Jeffersonville property due to the impairment, and also due to demolition activities at one of our centers in 2017.

Interest Expense and Loss on Early Extinguishment of Debt
Interest expense decreased $4,000 in the 2018 period compared to the 2017 period. The decrease was primarily due to the full year effect of the July 2017 bond refinancing, which effectively lowered the interest rate from 6.125% to 3.875% on $300.0 million of senior notes. This decrease was offset by increases in the 30-day LIBOR, which impacts the interest rate associated with our floating rate debt not covered by interest rate swap agreements. Additionally, the average effective interest rate on $150.0 million of variable rate debt covered by interest rate swap agreements increased as certain 30-day LIBOR interest rate swaps with a rate of 1.30% expired in August 2018 and were replace with interest rate swaps with a rate of 2.20%.

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

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $1.0 million in the 2018 period compared to the 2017 period. Equity in earnings includes our share of impairment charges totaling $7.2 million and $9.0 million for 2018 and 2017, respectively, related to the Bromont and Saint-Sauveur outlet centers in Canada. The decrease in equity in earnings of unconsolidated joint ventures was primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2018 period was 2.0% compared to 1.1% for the 2017 period.

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

Base Rentals
Base rentals increased $15.6 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of base rentals (in thousands):

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

Percentage Rentals
Percentage rentals decreased $1.4 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of percentage rentals (in thousands):

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

Expense Reimbursements
Expense reimbursements increased $9.0 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of expense reimbursements (in thousands):

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

Management, Leasing and Other Services
Management, leasing and other services decreased $1.4 million, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2017	2016	Increase/ (Decrease)
Management and marketing	$2,310	$2,744	$(434)
Leasing and other fees	142	1,103	(961)
	$2,452	$3,847	$(1,395)

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

Other Income
Other income increased $532,000, in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of other income (in thousands):

	2017	2016	Increase/ (Decrease)
Other income from existing properties	$7,796	$7,826	$(30)
Other income from new developments and expansions	463	237	226
Other income from acquisitions	812	399	413
Other income from properties disposed	56	133	(77)
	$9,127	$8,595	$532

Property Operating Expenses
Property operating expenses increased $3.2 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

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

General and Administrative Expenses
General and administrative expenses in the 2017 period decreased $2.7 million, compared to the 2016 period, primarily due to lower amounts of incentive compensation earned in the 2017 period compared to the 2016 period and due to the 2016 period including compensation related to an executive officer termination and the death of a director totaling approximately $1.2 million.

Abandoned Pre-Development Costs
During the 2017 period, we decided to terminate a purchase option for a pre-development stage project near Detroit, Michigan, and as a result, recorded a $528,000 charge, representing the cumulative related pre-development costs.

Depreciation and Amortization
Depreciation and amortization expense increased $12.4 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

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

Interest Expense and Loss on Early Extinguishment of Debt
Interest expense increased $4.2 million in the 2017 period compared to the 2016 period, primarily due to (1) the impact of converting throughout 2016 $525.0 million of debt with floating interest rates to higher fixed interest rates, (2) the 30-day LIBOR, which impacts the interest rate associated with our floating rate debt, increasing relative to its level in the 2016 period and (3) the additional debt incurred related to the 2016 acquisitions of Westgate and Savannah.

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

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $8.9 million in the 2017 period compared to the 2016 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

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

We are a well-known seasoned issuer with a shelf registration which expires in March 2021 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties, invest in existing or newly created joint ventures, or for general corporate purposes.

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

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2018 estimated taxable income, we were required to distribute approximately $110.4 million to our shareholders in order to maintain our REIT status as described above. We distributed approximately $130.1 million during 2018. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

In May 2017, the Company announced that its Board of Directors authorized the repurchase of up to $125.0 million of its outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of its outstanding common shares, in addition to approximately of up to $55.7 million remaining available under prior share repurchase authorization for a total authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased during the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Total number of shares purchased	919,249	1,911,585
Average price paid per share	$21.74	$25.80
Total price paid exclusive of commissions and related fees (in thousands)	$19,980	$49,324

The remaining amount authorized to be repurchased under the program as of December 31, 2018 was approximately $55.7 million.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2018 and 2017 (in thousands):

	2018	2017	Change
Net cash provided by operating activities	$258,277	$253,131	$5,146
Net cash used in investing activities	(40,023)	(117,545)	77,522
Net cash used in financing activities	(215,203)	(141,679)	(73,524)
Effect of foreign currency rate changes on cash and equivalents	(110)	(56)	(54)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,941	$(6,149)	$9,090

Operating Activities

The increase in net cash provided by operating activities in 2018 compared to 2017 is primarily due to a significant increase in tenant prepaid rents (received in December that relate to January). This increase was partially offset by a decrease in distributions received from unconsolidated joint ventures that represented a distribution of cumulative earnings.

Investing Activities

The primary cause for the decrease in net cash used in investing activities was due to lower levels of development activity in 2018 compared to 2017. In 2017, we had construction expenditures for our Fort Worth and Lancaster outlet centers. In 2018, we had no new developments under construction. Partially offsetting the decrease in net cash used in investing activities was the net proceeds from the sale of our Westbrook center in May 2017.

Financing Activities

Cash used in financing activities increased because of lower proceeds from our sources of liquidity due to lower levels of development as described above. The increase was partially offset by the following:

•	In 2017, we used cash to repurchase $49.4 million used to repurchase Operating Partnership units, compared to $20.0 million in the 2018 period.

•	In 2017, we used cash to fund the payment of a make-whole premium totaling $34.1 million related to early extinguishment of debt.

The following table sets forth our changes in cash flows from 2017 and 2016 (in thousands):

	2017	2016	Change
Net cash provided by operating activities	$253,131	$239,299	$13,832
Net cash used in investing activities	(117,545)	(45,501)	(72,044)
Net cash used in financing activities	(141,679)	(203,467)	61,788
Effect of foreign currency rate changes on cash and equivalents	(56)	316	(372)
Net decrease in cash, cash equivalents and restricted cash	$(6,149)	$(9,353)	$3,204

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

Development Activities

Development in Unconsolidated Real Estate Joint Ventures

From time to time, we form joint venture arrangements to develop outlet centers. See "Off-Balance Sheet Arrangements" for a discussion of unconsolidated joint venture development activities.

Potential Future Developments, Acquisitions and Dispositions

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

Financing Arrangements

See Notes 8 and 9 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2018, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2018, 10% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

We maintain unsecured lines of credit that, as of December 31, 2018, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of December 31, 2018, our unused capacity under our unsecured lines of credit was 76%, or $454.7 million.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration statement on Form S-3 with the Operating Partnership, expiring in March 2021, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	50%
Total secured debt to adjusted total assets	< 40%	3%
Total unencumbered assets to unsecured debt	> 150%	189%
Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017	Change
Capital expenditures analysis:
New outlet center developments and expansions	$8,863	$110,910	$(102,047)
Major outlet center renovations	4,690	20,227	(15,537)
Second generation tenant allowances	15,729	21,926	(6,197)
Other capital expenditures	19,075	22,805	(3,730)
	48,357	175,868	(127,511)
Conversion from accrual to cash basis	15,896	(9,637)	25,533
Additions to rental property-cash basis	$64,253	$166,231	$(101,978)

•
The decrease in new outlet center developments and expansions expenditures was primarily due to construction expenditures, including first generation tenant allowances, that occurred in 2017 for our Fort Worth and Lancaster outlet centers.

•
The decrease in major outlet center renovations in the 2018 period was primarily due to construction activities at our Myrtle Beach Hwy 17, Riverhead and Rehoboth Beach outlet centers that occurred in 2017.

•	The decrease in second generation tenant allowances was due to the re-merchandising efforts that occurred in 2017 to bring high volume tenants to 5 outlet centers.

•
The decrease in other capital expenditures in the 2018 period is primarily due to tenant interior build outs and the installation of solar panels at several of our outlet centers that occurred in 2017.

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2018 (in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Debt (1)	$3,370	$3,566	$202,293	$4,436	$254,768	$1,262,346	$1,730,779
Interest payments (2)	60,692	60,495	58,323	51,865	50,726	83,303	365,404
Operating leases	7,526	7,311	7,140	7,127	7,167	258,438	294,709
	$71,588	$71,372	$267,756	$63,428	$312,661	$1,604,087	$2,390,892

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2018.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2018 was used.

In addition to the contractual payment obligations shown in the table above, we have commitments of $362,000 remaining as of December 31, 2018 related to contracts to complete construction, development activity at outlet centers, and other capital expenditures throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $9.4 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. Contractual commitments to complete construction and development activity related to our unconsolidated joint ventures amounted to approximately $3.3 million at December 31, 2018, of which our portion was approximately $1.7 million. In addition, commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $1.1 million at December 31, 2018, of which our portion was approximately $570,000. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2018 and do not necessarily represent the total cost to complete the projects.

Off-Balance Sheet Arrangements

We have partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada. See Note 6 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during 2019 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance debt obligations, including the ability to exercise upcoming extensions of near term maturities.

Our joint ventures are typically encumbered by a mortgage on the joint venture property. We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. A default by a joint venture under its debt obligations may expose us to liability under the guaranty. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2018 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	9.3	May 2020	5.75%	31.2%	2.9
Debt premium and debt origination costs	(1.4)
	$367.9				$19.3

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

Impairments

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

During 2018, 2017 and 2016, the Rio-Can joint venture recognized impairment charges related to its properties located in Bromont, Quebec and Saint Sauveur, Quebec. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates. While the joint venture believes the properties are recorded at fair value, there can be no assurance that additional impairment charges will not be recognized.

The table below summarizes the impairment charges taken during 2018, 2017 and 2016 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2018	Bromont and Saint Sauveur	$14,359	$7,180
2017	Bromont and Saint Sauveur	18,042	9,021
2016	Bromont	5,838	2,919

(1)	The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

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

Impairment of Long-Lived Assets and Investments in Unconsolidated Entities

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets. The estimated fair value is based primarily on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. We recognized an impairment at our Jeffersonville outlet center in 2018 and recognized no impairment losses at any of our consolidated properties during the years ended December 31, 2017 and 2016, respectively. See Note 4 and Note 6 to the consolidated financial statements, for discussion of the impairment of our Jeffersonville outlet center and our unconsolidated joint venture at our Bromont and Saint Sauveur, Quebec outlet centers during 2018 and 2017 and our Bromont, Quebec outlet center in 2016.

On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

Revenue Recognition

Base rentals are recognized on a straight-line basis over the term of the lease. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. The majority of our leases contain provisions which provide additional rents based on each tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. Payments received from the early termination of leases are recognized as revenue from the time payment is receivable until the tenant vacates the space.

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

	2018	2017	2016
Net income	$45,563	$71,876	$204,329
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	129,281	125,621	113,645
Depreciation and amortization of real estate assets - unconsolidated joint ventures	13,314	13,857	18,910
Impairment charge - consolidated	49,739	—	—
Impairment charges - unconsolidated joint ventures	7,180	9,021	2,919
Gain on sale of assets and interests in unconsolidated entities	—	(6,943)	(4,887)
Gain on previously held interests in acquired joint ventures	—	—	(95,516)
FFO	245,077	213,432	239,400
FFO attributable to noncontrolling interests in other consolidated partnerships	421	(265)	(348)
Allocation of earnings to participating securities	(2,151)	(1,943)	(2,192)
FFO available to common shareholders (1)	$243,347	$211,224	$236,860
As further adjusted for:
Compensation related to director and executive officer terminations (2)	—	—	1,180
Acquisition costs	—	—	487
Demolition costs	—	—	441
Gain on sale of outparcel	—	—	(1,418)
Abandoned pre-development costs	—	528	—
Recoveries from litigation settlement	—	(1,844)	—
Make-whole premium due to early extinguishment of debt (3)	—	34,143	—
Write-off of debt discount and debt origination costs due to early extinguishment of debt (3)	—	1,483	882
Impact of above adjustments to the allocation of earnings to participating securities	—	(238)	(15)
AFFO available to common shareholders (1)	$243,347	$245,296	$238,417
FFO available to common shareholders per share - diluted (1)	$2.48	$2.12	$2.36
AFFO available to common shareholders per share - diluted (1)	$2.48	$2.46	$2.37
Weighted Average Shares:
Basic weighted average common shares	93,309	94,506	95,102
Effect of notional units	—	—	175
Effect of outstanding options and restricted common shares	1	16	68
Diluted weighted average common shares (for earnings per share computations)	93,310	94,522	95,345
Exchangeable operating partnership units	4,993	5,027	5,053
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,303	99,549	100,398

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

(3)
For the year end December 31, 2017, charges related to the redemption of our $300.0 million 6.125% senior notes due 2020. For the year ended December 31, 2016, charges related to the January 28, 2016 early repayment of the $150.0 million mortgage secured by the Deer Park property, which was scheduled to mature August 30, 2018.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2018	2017
Net income	$45,563	$71,876
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(924)	(1,937)
Interest expense	64,821	64,825
Gain on sale of assets	—	(6,943)
Loss on early extinguishment of debt	—	35,626
Other non-operating income	(864)	(2,724)
Impairment charge	49,739	—
Depreciation and amortization	131,722	127,744
Other non-property expenses	1,291	1,232
Abandoned pre-development costs	—	528
Corporate general and administrative expenses	43,809	43,766
Non-cash adjustments (1)	(3,191)	(2,721)
Lease termination fees	(1,246)	(3,632)
Portfolio NOI	330,720	327,640
Non-same center NOI (2)	(17,912)	(10,838)
Same Center NOI	$312,808	$316,802

(1)	Non-cash items include straight-line rent, net above and below market rent amortization and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers opened:		Outlet centers sold:		Outlet center expansions:
Fort Worth	October 2017	Westbrook	May 2017	Lancaster	September 2017

Economic Conditions and Outlook

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants' gross sales (above predetermined levels), which generally increase as prices rise. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

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

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2017, 13 of our tenants filed for bankruptcy protection, as compared to two tenants in 2016, and a number of other retailers in our portfolio engaged in brand wide restructurings during 2017 that resulted in store closings. During 2018, an additional five of our tenants filed for bankruptcy protection and, as of February 18, 2019, three of our tenants have filed in 2019. Largely due to the number of bankruptcy filings, store closings and rent adjustments in 2017 and 2018, along with the expectations of further bankruptcies, brand-wide restructurings by retailers and potential select rent adjustments in 2019, we currently expect our Same Center NOI for 2019 to decline compared to 2018. If the combined level of bankruptcy filings, store closings and rent adjustments during 2019 are a greater level than we currently anticipate, our 2019 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2018, we had approximately 1.7 million square feet, or 13% of our consolidated portfolio at that time, coming up for renewal during 2018. As of December 31, 2018, we had renewed approximately 81% of this space. In addition, for the rolling twelve months ended December 31, 2018, we completed renewals and re-tenanted space totaling 1.8 million square feet at a blended 5.3% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States and Canada, we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our combined base and percentage rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be released. As of December 31, 2018 and 2017, occupancy at our consolidated outlet centers was 97% for both periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. Cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activity, if applicable, or converted to U.S. dollars and utilized to repay amounts outstanding under our unsecured lines of credit. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We generally do not hedge currency translation exposures.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $365.0 million. See Note 11 to the Consolidated Financial Statements for additional details related to our outstanding derivatives.

As of December 31, 2018, 10% of our outstanding consolidated debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $1.8 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2018	December 31, 2017
Fair value of debt	$1,668,475	$1,775,540
Recorded value of debt	$1,712,918	$1,763,651

A 100 basis point increase from prevailing interest rates at December 31, 2018 and December 31, 2017 would result in a decrease in fair value of total consolidated debt of approximately $65.6 million and $77.9 million, respectively. Refer to Note 12 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

Foreign Currency Risk

We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. To mitigate the risk related to changes in foreign currency, cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activities, if applicable, or converted to U.S. dollars and utilized to repay amounts outstanding under our unsecured lines of credit. Accordingly, cash held in Canadian Dollars at any point in time is insignificant. We generally do not hedge currency translation exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Tanger Factory Outlet Centers, Inc.

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2018 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, James F. Williams (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures on December 31, 2018 and concluded that, as of that date, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Operating Partnership's in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information regarding compliance with Section 16 of the Exchange Act is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

The information concerning our corporate governance required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2018 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,547,883	(1)	$25.56	849,173	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,547,883		$25.56	849,173

(1)
Includes (a) 534,500 common shares issuable upon the exercise of outstanding options (189,800 of which are vested and exercisable), (b) 311,111 restricted common shares that may be issued under the 2016 Outperformance Plan (the "2016 OPP") upon the satisfaction of certain conditions, (c) 292,300 restricted common shares that may be issued under the 2017 Outperformance Plan (the "2017 OPP") upon the satisfaction of certain conditions and (d) 409,972 restricted common shares that may be issued under the 2018 Outperformance Plan (the "2018 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2016, 2017 and 2018 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-57

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

3.1F
Articles of Amendment to Amended and Restated Articles of Incorporation dated August 27, 2008. (Incorporated by reference to the exhibits of the Company's current report on Form 8-K dated August 29, 2008.)

3.1G
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. dated May 18, 2011. (Incorporated by reference to the exhibits of the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.1H
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

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013. (Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

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

4.1E
Tenth Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 8, 2016.)

4.1F
First Amendment, dated October 13, 2016, to Tenth Supplemental Indenture dated August 8, 2016. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated October 13, 2016.)

4.1G
Eleventh Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated as of July 3, 2017. (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated July 3, 2017.)

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

10.28 *
2018 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.29 *
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.(Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.30 *
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Steven B. Tanger. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.31 *
Form of 2018 Restricted Share Unit Agreement between the Company and Steven B. Tanger.(Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.32
Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated November 15, 2011.)

10.33
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

10.34
Second Amended and Restated Credit Agreement, dated as of October 29, 2015 among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association as Document Agent, and Regions Bank as Managing Agent (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K dated February 23, 2016.)

10.35
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

10.36
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to the exhibits to the Company’s Form 8-K dated April 15, 2016.)

10.37
Letter Agreements between the Company and Jack Africk dated February 6, 2014 and May 16, 2014. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.38
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

10.39
Third Amended and Restated Liquidity Credit Agreement, dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto. (Incorporated by reference to the exhibits to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.40
Second Amendment to Amended and Restated Term Loan Agreement dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to the exhibits t o the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.41
Second Amended and Restated Term Loan Agreement dated as of October 25, 2018 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to the exhibits t o the Company's and Operating Partnership's Current Report on Form 8-K dated October 15, 2018.)

10.42
Second Amended and Restated Continuing Guaranty dated October 25, 2018 by and between Tanger Factory Outlet Centers, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to the exhibits t o the Company's and Operating Partnership's Current Report on Form 8-K dated October 15, 2018.)

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)

23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.1
The following Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership financial information for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Steven B. Tanger
Steven B. Tanger
Chief Executive Officer

February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas J. Reddin
Thomas J. Reddin	Non-Executive Chairman of the Board of Directors	February 21, 2019

/s/ Steven B. Tanger
Steven B. Tanger	Director, Chief Executive Officer (Principal Executive Officer)	February 21, 2019

/s/ James F. Williams
James F. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2019

/s/ William G. Benton
William G. Benton	Director	February 21, 2019

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 21, 2019

/s/ David B. Henry
David B. Henry	Director	February 21, 2019

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 21, 2019

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 21, 2019

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 21, 2019

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 21, 2019

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

February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, Chief Executive Officer (Principal Executive Officer)	February 21, 2019

/s/ James F. Williams
James F. Williams	Vice President and Treasurer (Principal Financial Officer)	February 21, 2019

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 21, 2019

/s/ William G. Benton
William G. Benton	Trustee	February 21, 2019

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 21, 2019

/s/ David B. Henry
David B. Henry	Trustee	February 21, 2019

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 21, 2019

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 21, 2019

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 21, 2019

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 21, 2019

/s/ Susan E. Skerritt
Susan E. Skerritt	Trustee	February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 21, 2019

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
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
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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
February 21, 2019

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Operating Partnership and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
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
February 21, 2019

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
Assets
Rental property:
Land	$278,428	$279,978
Buildings, improvements and fixtures	2,764,649	2,793,638
Construction in progress	3,102	14,854
	3,046,179	3,088,470
Accumulated depreciation	(981,305)	(901,967)
Total rental property, net	2,064,874	2,186,503
Cash and cash equivalents	9,083	6,101
Investments in unconsolidated joint ventures	95,969	119,436
Deferred lease costs and other intangibles, net	116,874	132,061
Prepaids and other assets	98,102	96,004
Total assets	$2,384,902	$2,540,105
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,663	$1,134,755
Unsecured term loans, net	346,799	322,975
Mortgages payable, net	87,471	99,761
Unsecured lines of credit, net	141,985	206,160
Total debt	1,712,918	1,763,651
Accounts payable and accrued expenses	82,676	90,416
Other liabilities	83,773	73,736
Total liabilities	1,879,367	1,927,803
Commitments and contingencies (Note 23)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,941,783 and 94,560,536 shares issued and outstanding at December 31, 2018 and 2017, respectively	939	946
Paid in capital	778,845	784,782
Accumulated distributions in excess of net income	(272,454)	(184,865)
Accumulated other comprehensive loss	(27,151)	(19,285)
Equity attributable to Tanger Factory Outlet Centers, Inc.	480,179	581,578
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	25,356	30,724
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	505,535	612,302
Total liabilities and equity	$2,384,902	$2,540,105

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Base rentals	$327,960	$323,985	$308,353
Percentage rentals	10,040	9,853	11,221
Expense reimbursements	145,356	142,817	133,818
Management, leasing and other services	2,496	2,452	3,847
Other revenues	8,829	9,127	8,595
Total revenues	494,681	488,234	465,834
Expenses:
Property operating	160,457	155,235	152,017
General and administrative	44,167	44,004	46,696
Acquisition costs	—	—	487
Abandoned pre-development costs	—	528	—
Impairment charge	49,739	—	—
Depreciation and amortization	131,722	127,744	115,357
Total expenses	386,085	327,511	314,557
Other income (expense):
Interest expense	(64,821)	(64,825)	(60,669)
Loss on early extinguishment of debt	—	(35,626)	—
Gain on sale of assets	—	6,943	6,305
Gain on previously held interest in acquired joint ventures	—	—	95,516
Other non-operating income	864	2,724	1,028
Total other income (expense)	(63,957)	(90,784)	42,180
Income before equity in earnings of unconsolidated joint ventures	44,639	69,939	193,457
Equity in earnings of unconsolidated joint ventures	924	1,937	10,872
Net income	45,563	71,876	204,329
Noncontrolling interests in Operating Partnership	(2,329)	(3,609)	(10,287)
Noncontrolling interests in other consolidated partnerships	421	(265)	(298)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$43,655	$68,002	$193,744

Basic earnings per common share:
Net income	$0.45	$0.71	$2.02

Diluted earnings per common share:
Net income	$0.45	$0.71	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$45,563	$71,876	$204,329
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,691)	8,138	4,259
Change in fair value of cash flow hedges	405	1,351	4,609
Other comprehensive income (loss)	(8,286)	9,489	8,868
Comprehensive income	37,277	81,365	213,197
Comprehensive income attributable to noncontrolling interests	(1,488)	(4,353)	(11,033)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$35,789	$77,012	$202,164

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2015	$959	$806,379	$(195,486)	$(36,715)	$575,137	$30,309	$586	$606,032
Net income	—	—	193,744	—	193,744	10,287	298	204,329
Other comprehensive income	—	—	—	8,420	8,420	448	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	—	16,304	—	—	16,304
Issuance of 59,700 common shares upon exercise of options	—	1,749	—	—	1,749	—	—	1,749
Grant of 173,124 restricted common shares, net of forfeitures	2	(2)	—	—	—	—	—	—
Issuance of 24,040 deferred shares	—	—	—	—	—	—	—	—
Withholding of 66,760 common shares for employee income taxes	—	(2,177)	—	—	(2,177)	—	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	—	—	35	35
Adjustment for noncontrolling interests in Operating Partnership	—	(389)	—	—	(389)	389	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	—	4	—	(4)	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	(1,617)	—	—	(1,617)	—	(325)	(1,942)
Exchange of 24,962 Operating Partnership units for 24,962 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.260 per share)	—	—	(120,959)	—	(120,959)	—	—	(120,959)
Distributions to noncontrolling interests	—	—	—	—	—	(6,367)	(431)	(6,798)
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	68,002	—	68,002	3,609	265	71,876
Other comprehensive income	—	—	—	9,010	9,010	479	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	—	14,629	—	—	14,629
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 411,968 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Repurchase of 1,911,585 common shares, including transaction costs	(18)	(49,343)	—	—	(49,361)	—	—	(49,361)
Withholding of 69,886 common shares for employee income taxes	(1)	(2,435)	—	—	(2,436)	—	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	13	13
Adjustment for noncontrolling interests in Operating Partnership	—	1,630	—	—	1,630	(1,630)	—	—
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	—	—	(159)	(159)
Exchange of 32,348 Operating Partnership units for 32,348 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.3525 per share)	—	—	(130,166)	—	(130,166)	—	—	(130,166)
Distributions to noncontrolling interests	—	—	—	—	—	(6,800)	(278)	(7,078)
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	43,655	—	43,655	2,329	(421)	45,563
Other comprehensive loss	—	—	—	(7,866)	(7,866)	(420)	—	(8,286)
Compensation under Incentive Award Plan	—	15,800	—	—	15,800	—	—	15,800
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	626	626
Adjustment for noncontrolling interests in Operating Partnership	—	322	—	—	322	(322)	—	—
Exchange of 34,749 Operating Partnership units for 34,749 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.3925 per share)	—	—	(131,244)	—	(131,244)	—	—	(131,244)
Distributions to noncontrolling interests	—	—	—	—	—	(6,955)	(205)	(7,160)
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Operating Activities
Net income	$45,563	$71,876	$204,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,722	127,744	115,357
Impairment charge	49,739	—	—
Amortization of deferred financing costs	3,058	3,263	3,237
Gain on sale of assets	—	(6,943)	(6,305)
Gain on previously held interest in acquired joint ventures	—	—	(95,516)
Loss on early extinguishment of debt	—	35,626	—
Equity in earnings of unconsolidated joint ventures	(924)	(1,937)	(10,872)
Equity-based compensation expense	14,669	13,585	15,319
Amortization of debt (premiums) and discounts, net	416	462	1,290
Amortization (accretion) of market rent rate adjustments, net	2,577	2,829	3,302
Straight-line rent adjustments	(5,844)	(5,632)	(7,002)
Distributions of cumulative earnings from unconsolidated joint ventures	7,941	10,697	13,662
Changes in other asset and liabilities:
Other assets	2,079	365	(544)
Accounts payable and accrued expenses	7,322	1,224	3,059
Net cash provided by operating activities	258,318	253,159	239,316
Investing Activities
Additions to rental property	(64,253)	(166,231)	(165,060)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	—	—	(45,219)
Additions to investments in unconsolidated joint ventures	(1,916)	(5,892)	(32,968)
Net proceeds on sale of assets	—	39,213	28,706
Distributions in excess of cumulative earnings from unconsolidated joint ventures	25,232	25,084	60,267
Additions to non-real estate assets	(1,330)	(8,909)	(6,503)
Additions to deferred lease costs	(6,703)	(6,584)	(7,013)
Other investing activities	8,947	5,774	983
Net cash used in investing activities	(40,023)	(117,545)	(166,807)
Financing Activities
Cash dividends paid	(131,244)	(130,166)	(141,088)
Distributions to noncontrolling interests in Operating Partnership	(6,955)	(6,800)	(7,428)
Proceeds from revolving credit facility	491,900	719,521	845,650
Repayments of revolving credit facility	(554,900)	(572,421)	(974,950)
Proceeds from notes, mortgages and loans	25,000	299,460	437,420
Repayments of notes, mortgages and loans	(11,783)	(373,258)	(330,329)
Payment of make-whole premium related to early extinguishment of debt	—	(34,143)	—
Repayment of deferred financing obligation	—	—	(28,388)
Repurchase of common shares, including transaction costs	(19,998)	(49,361)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,436)	(2,177)
Additions to deferred financing costs	(4,428)	(2,850)	(5,496)
Proceeds from exercise of options	—	54	1,749
Proceeds from other financing activities	626	12,054	3,897
Payment for other financing activities	(1,353)	(1,333)	(2,327)
Net cash used in financing activities	(215,203)	(141,679)	(203,467)
Effect of foreign currency rate changes on cash and cash equivalents	(110)	(56)	316
Net increase (decrease) in cash, cash equivalents and restricted cash	2,982	(6,121)	(130,642)
Cash, cash equivalents and restricted cash, beginning of year	6,101	12,222	142,864
Cash, cash equivalents and restricted cash, end of year	$9,083	$6,101	$12,222

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2018	2017
Assets
Rental property:
Land	$278,428	$279,978
Buildings, improvements and fixtures	2,764,649	2,793,638
Construction in progress	3,102	14,854
	3,046,179	3,088,470
Accumulated depreciation	(981,305)	(901,967)
Total rental property, net	2,064,874	2,186,503
Cash and cash equivalents	8,991	6,050
Investments in unconsolidated joint ventures	95,969	119,436
Deferred lease costs and other intangibles, net	116,874	132,061
Prepaids and other assets	97,832	95,384
Total assets	$2,384,540	$2,539,434
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,136,663	$1,134,755
Unsecured term loans, net	346,799	322,975
Mortgages payable, net	87,471	99,761
Unsecured lines of credit, net	141,985	206,160
Total debt	1,712,918	1,763,651
Accounts payable and accrued expenses	82,314	89,745
Other liabilities	83,773	73,736
Total liabilities	1,879,005	1,927,132
Commitments and contingencies (Note 23)
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at December 31, 2018 and 2017	4,914	5,844
Limited partners, 4,960,684 and 4,995,433 Class A units and 92,941,783 and 93,560,536 Class B units outstanding at December 31, 2018 and 2017, respectively	529,252	626,803
Accumulated other comprehensive loss	(28,631)	(20,345)
Total partners' equity	505,535	612,302
Noncontrolling interests in consolidated partnerships	—	—
Total equity	505,535	612,302
Total liabilities and equity	$2,384,540	$2,539,434

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2018	2017	2016
Revenues:
Base rentals	$327,960	$323,985	$308,353
Percentage rentals	10,040	9,853	11,221
Expense reimbursements	145,356	142,817	133,818
Management, leasing and other services	2,496	2,452	3,847
Other revenues	8,829	9,127	8,595
Total revenues	494,681	488,234	465,834
Expenses:
Property operating	160,457	155,235	152,017
General and administrative	44,167	44,004	46,696
Acquisition costs	—	—	487
Abandoned pre-development costs	—	528	—
Impairment charge	49,739	—	—
Depreciation and amortization	131,722	127,744	115,357
Total expenses	386,085	327,511	314,557
Other income (expense):
Interest expense	(64,821)	(64,825)	(60,669)
Loss on early extinguishment of debt	—	(35,626)	—
Gain on sale of assets	—	6,943	6,305
Gain on previously held interest in acquired joint ventures	—	—	95,516
Other non-operating income	864	2,724	1,028
Total other income (expense)	(63,957)	(90,784)	42,180
Income before equity in earnings of unconsolidated joint ventures	44,639	69,939	193,457
Equity in earnings of unconsolidated joint ventures	924	1,937	10,872
Net income	45,563	71,876	204,329
Noncontrolling interests in consolidated partnerships	421	(265)	(298)
Net income available to partners	45,984	71,611	204,031
Net income available to limited partners	45,522	70,900	202,012
Net income available to general partner	$462	$711	$2,019

Basic earnings per common unit:
Net income	$0.45	$0.71	$2.02

Diluted earnings per common unit:
Net income	$0.45	$0.71	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$45,563	$71,876	$204,329
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,691)	8,138	4,259
Change in fair value of cash flow hedges	405	1,351	4,609
Other comprehensive income (loss)	(8,286)	9,489	8,868
Comprehensive income	37,277	81,365	213,197
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	421	(265)	(298)
Comprehensive income attributable to the Operating Partnership	$37,698	$81,100	$212,899

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2015	$5,726	$638,422	$(38,702)	$605,446	$586	$606,032
Net income	2,019	202,012	—	204,031	298	204,329
Other comprehensive income	—	—	8,868	8,868	—	8,868
Compensation under Incentive Award Plan	—	16,304	—	16,304	—	16,304
Issuance of 59,700 common units upon exercise of options	—	1,749	—	1,749	—	1,749
Grant of 173,124 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 24,040 deferred units	—	—	—	—	—	—
Withholding of 66,760 common units for employee income taxes	—	(2,177)	—	(2,177)	—	(2,177)
Contributions from noncontrolling interests	—	—	—	—	35	35
Adjustment for noncontrolling interests in other consolidated partnerships	—	4	—	4	(4)	—
Acquisition of noncontrolling interest in other consolidated partnership	—	(1,617)	—	(1,617)	(325)	(1,942)
Common distributions ($1.260 per common unit)	(1,260)	(126,066)	—	(127,326)	—	(127,326)
Distributions to noncontrolling interests	—	—	—	—	(431)	(431)
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	711	70,900	—	71,611	265	71,876
Other comprehensive income	—	—	9,489	9,489	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	14,629	—	14,629
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 411,968 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,911,585 units, including transaction costs	—	(49,361)	—	(49,361)	—	(49,361)
Withholding of 69,886 common units for employee income taxes	—	(2,436)	—	(2,436)	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	13	13
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	(159)	(159)
Common distributions ($1.3525 per common unit)	(1,352)	(135,614)	—	(136,966)	—	(136,966)
Distributions to noncontrolling interests	—	—	—	—	(278)	(278)
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	462	45,522	—	45,984	(421)	45,563
Other comprehensive loss	—	—	(8,286)	(8,286)	—	(8,286)
Compensation under Incentive Award Plan	—	15,800	—	15,800	—	15,800
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	626	626
Common distributions ($1.3925 per common unit)	(1,392)	(136,807)	—	(138,199)	—	(138,199)
Distributions to noncontrolling interests	—	—	—	—	(205)	(205)
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Operating activities
Net income	$45,563	$71,876	$204,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,722	127,744	115,357
Impairment charge	49,739	—	—
Amortization of deferred financing costs	3,058	3,263	3,237
Loss on early extinguishment of debt	—	35,626	—
Gain on sale of assets	—	(6,943)	(6,305)
Gain on previously held interest in acquired joint ventures	—	—	(95,516)
Equity in earnings of unconsolidated joint ventures	(924)	(1,937)	(10,872)
Equity-based compensation expense	14,669	13,585	15,319
Amortization of debt (premiums) and discounts, net	416	462	1,290
Amortization (accretion) of market rent rate adjustments, net	2,577	2,829	3,302
Straight-line rent adjustments	(5,844)	(5,632)	(7,002)
Distributions of cumulative earnings from unconsolidated joint ventures	7,941	10,697	13,662
Changes in other assets and liabilities:
Other assets	1,729	481	(705)
Accounts payable and accrued expenses	7,631	1,080	3,203
Net cash provided by operating activities	258,277	253,131	239,299
Investing activities
Additions to rental property	(64,253)	(166,231)	(165,060)
Acquisitions of interest in unconsolidated joint ventures, net of cash acquired	—	—	(45,219)
Additions to investments in unconsolidated joint ventures	(1,916)	(5,892)	(32,968)
Net proceeds on sale of assets	—	39,213	28,706
Distributions in excess of cumulative earnings from unconsolidated joint ventures	25,232	25,084	60,267
Additions to non-real estate assets	(1,330)	(8,909)	(6,503)
Additions to deferred lease costs	(6,703)	(6,584)	(7,013)
Other investing activities	8,947	5,774	983
Net cash used in investing activities	(40,023)	(117,545)	(166,807)
Financing activities
Cash distributions paid	(138,199)	(136,966)	(148,516)
Proceeds from revolving credit facility	491,900	719,521	845,650
Repayments of revolving credit facility	(554,900)	(572,421)	(974,950)
Proceeds from notes, mortgages and loans	25,000	299,460	437,420
Repayments of notes, mortgages and loans	(11,783)	(373,258)	(330,329)
Payment of make-whole premium related to early extinguishment of debt	—	(34,143)	—
Repayment of deferred financing obligation	—	—	(28,388)
Repurchase of common shares, including transaction costs	(19,998)	(49,361)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,068)	(2,436)	(2,177)
Additions to deferred financing costs	(4,428)	(2,850)	(5,496)
Proceeds from exercise of options	—	54	1,749
Proceeds from other financing activities	626	12,054	3,897
Payment for other financing activities	(1,353)	(1,333)	(2,327)
Net cash used in financing activities	(215,203)	(141,679)	(203,467)
Effect of foreign currency rate changes on cash and cash equivalents	(110)	(56)	316
Net increase (decrease) in cash, cash equivalents and restricted cash	2,941	(6,149)	(130,659)
Cash, cash equivalents and restricted cash, beginning of year	6,050	12,199	142,858
Cash, cash equivalents and restricted cash, end of year	$8,991	$6,050	$12,199

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2018, we owned and operated 36 consolidated outlet centers, with a total gross leasable area of approximately 12.9 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 97% occupied and contained over 2,600 stores, representing approximately 400 store brands. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2018, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,941,783 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2018, we did not have a joint venture that was a VIE.

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

The carrying amount of our investments in the Charlotte, Columbus, Galveston/Houston and National Harbor joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in Operating Partnership” reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income or losses are allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Payroll and related costs capitalized	$1,521	$2,345	$2,095
Interest costs capitalized	$93	$2,289	$2,259

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Depreciation expense related to rental property	$114,198	$107,845	$96,813

In accordance with accounting guidance for business combinations, we allocate the purchase price of acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships are amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists. As a part of acquisition accounting, the amount by which the fair value of our previously held equity method investment exceeds the carrying book value is recorded as a gain on previously held interest in acquired joint venture.

Cash, Cash Equivalents and Restricted Cash - All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. We believe that we mitigate our risk by investing in or through major financial institutions. At December 31, 2018 and 2017, we had cash equivalent investments in highly liquid money market accounts at major financial institutions of $2.9 million and $3.0 million, respectively.

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and payroll and related costs of employees directly involved in originating leases for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Deferred lease costs capitalized- payroll and related costs	$6,007	$6,098	$6,210
Total deferred lease costs capitalized	$6,703	$6,584	$7,013

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

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The estimated fair value is based primarily on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data.

During the third quarter 2018, we recorded a non-cash impairment charge of $49.7 million at our Jeffersonville, Ohio outlet center due to a decline in operating results at the center likely resulting from increased competition from the Company's center in Columbus, Ohio and store closures from bankruptcy filings and brand-wide restructurings. The non-cash impairment charge equaled the excess of the property's carrying value over its estimated fair value. See Note 12 for additional information on the fair market value calculation. We recognized no impairment losses for our consolidated properties during the years ended December 31, 2017 and 2016, respectively. See Note 6 for discussion of the impairment of our unconsolidated joint ventures at the Bromont, Quebec and Saint Sauveur, Quebec outlet centers during the years ended December 31, 2018, 2017 and 2016.

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

Impairment of Investments - On a periodic basis, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

Sales of Real Estate - For sales of real estate where we have consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post sale involvement is accounted for as a separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2015 - 2018 remain open to examination by the major tax jurisdictions to which we are subject.

With regard to the Company's unconsolidated Canadian joint ventures, deferred tax assets result principally from depreciation deducted under United States Generally Accepted Accounting Principles ("GAAP") that exceed capital cost allowances claimed under Canadian tax rules. A valuation allowance is provided if we believe all or some portion of the deferred tax asset may not be realized. We have determined that a full valuation allowance is required as we believe it is not probable that the deferred tax assets will be realized.

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2018, 2017 and 2016 were taxable as follows:

Common dividends per share:	2018	2017	2016
Ordinary income	$1.3919	$1.1660	$1.2459
Capital gain	0.0006	—	0.0141
Return of capital	—	0.1865	—
	$1.3925	$1.3525	$1.2600

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income available to the Company's shareholders	$43,655	$68,002	$193,744
Book/tax difference on:
Depreciation and amortization	58,208	10,685	1,666
Sale of assets and interests in unconsolidated entities	(3,243)	(8,718)	(8,688)
Equity in earnings from unconsolidated joint ventures	18,444	15,662	4,305
Share-based payment compensation	6,269	221	4,596
Gain on previously held interest in acquired joint venture	—	—	(91,467)
Other differences	(630)	(1,089)	6,294
Taxable income available to common shareholders	$122,703	$84,763	$110,450

Revenue Recognition - Base rentals are recognized on a straight-line basis over the term of the lease. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $57.5 million and $51.9 million as of December 31, 2018 and 2017, respectively. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. The majority of our leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Expense reimbursements are recognized in the period the applicable expenses are incurred. For certain tenants, we receive a fixed payment for common area maintenance ("CAM") which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2018, 2017 or 2016.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Costs relating to construction included in accounts payable and accrued expenses	$15,772	$32,060	$22,908

See Note 3 for additional non-cash information associated with our acquisitions of rental property.

A non-cash financing activity that occurred during the 2015 period related to a special dividend of $21.2 million that was declared in December 2015 and paid in January 2016.

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Interest paid, net of interest capitalized	$60,529	$56,730	$50,270

A reconciliation of the Company's cash balances on our balance sheet to our cash balances on our statement of cash flows for the years ended December 31, 2018, 2017, 2016 and 2015 were as follows (in thousands):

	2018	2017	2016	2015
Cash and cash equivalents	$9,083	$6,101	$12,222	$21,558
Restricted cash(1)	—	—	—	121,306
Cash, cash equivalents and restricted cash	$9,083	$6,101	$12,222	$142,864

(1)
The restricted cash represents the cash proceeds from property sales that were held by a qualified intermediary until being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

A reconciliation of the Operating Partnership's cash balances on our balance sheet to our cash balances on our statement of cash flows for the years ended December 31, 2018, 2017, 2016 and 2015 were as follows (in thousands):

	2018	2017	2016	2015
Cash and cash equivalents	$8,991	$6,050	$12,199	$21,552
Restricted cash(1)	—	—	—	121,306
Cash, cash equivalents and restricted cash	$8,991	$6,050	$12,199	$142,858

(1)
The restricted cash represents the cash proceeds from property sales that were held by a qualified intermediary until being invested in a tax efficient manner under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

Recently adopted accounting standards - In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update should be applied retrospectively to each period presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We adopted this pronouncement on January 1, 2018, and the pronouncement resulted in changes to our consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals. The December 31, 2016 statement of cash flow was restated to include restricted cash of $121.3 million in the beginning-of-period cash and cash equivalents total.

In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This update is effective for interim and annual periods beginning after December 15, 2017 using a full retrospective or modified retrospective method and is required to be adopted in conjunction with ASU 2014-09, "Revenue from Contracts with Customers" discussed below. We adopted ASU 2017-05 effective January 1, 2018, along with our adoption of ASU 2014-09, using the modified retrospective approach only to contracts that were not completed contracts as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. Subsequent to adoption, we believe most of our future contributions of nonfinancial assets to our joint ventures where we cease to have a controlling financial interest, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset and we will also measure our retained interest at fair value.

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

We adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition (Topic 605). The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. As of December 31, 2018, the Company has no outstanding contract assets or contract liabilities and we did not have a cumulative catch-up upon the adoption of this standard. The adoption of this standard did not result in any material changes to our revenue recognition as compared to the previous guidance.

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

Recently issued accounting standards to be adopted - In October 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC 815. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The mandatory effective date for calendar year-end public companies is January 1, 2019. The adoption of ASU 2018-16 will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 amends prior employee share-based payment guidance to include nonemployee share-based payment transactions for acquiring services or property. This ASU now aligns the determination of the measurement date, the accounting for performance conditions, and the accounting for share-based payments after vesting in addition to other items. The provisions of ASU 2018-07 are effective for us as of January 1, 2019 using a modified transition method upon adoption, and early adoption is permitted. The adoption of ASU 2018-07 will not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. The adoption of ASU 2017-12 will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20“Financial Instruments - Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, January 2018 within ASU 2018-01 and July 2018 within ASU 2018-11(collectively, Topic 842). Topic 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 will be effective beginning in the first quarter of 2019. Early adoption of Topic 842 as of its issuance is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain practical expedients including the following; not requiring the company to reassess whether any expired or existing contracts are or contain leases, not requiring the company to reassess the lease classification for any expired or existing leases, not requiring the company to reassess initial direct costs for any existing leases, not requiring the company to record operating leases with a term of 12 months or less as an operating lease liability and right-of-use asset on its consolidated balance sheet, and not requiring the company to separate lease and non-lease components, provided certain conditions are met. We will adopt Topic 842 effective January 1, 2019 using the modified retrospective approach and will elect the use of all practical expedients provided by the ASU and related amendments as mentioned above based on our assessment. We expect our significant operating lease commitments, primarily ground leases at seven of our outlet centers, will be required to be recognized as operating lease liabilities and right-of-use assets upon adoption equal to the present value of the minimum lease payments required under each lease, resulting in an increase in the assets and liabilities on our consolidated balance sheets. We believe the operating lease liability and right-of-use asset will range from $89.0 million to $96.0 million. See Note 23 for information regarding our lease commitments.

Substantially all of our revenues are earned from arrangements that are within the scope of Topic 842. We believe we meet the criteria in the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component, which would alleviate the requirement upon adoption of Topic 842 that we reallocate or separately present lease and non-lease components. We would, however, recognize consideration received from fixed common area maintenance arrangements on a straight-line basis, which we expect will increase revenues on our consolidated income statement by approximately $5.0 million in 2019.

In addition, direct internal leasing costs will continue to be capitalized, however, indirect internal leasing costs previously capitalized will be expensed. For the years ended December 31, 2018 and 2017, based on existing accounting guidance, we capitalized approximately $6.0 million and $6.1 million, respectively, of internal leasing and legal payroll and related costs. Upon adoption of this ASU in 2019, we will only capitalize the portion of these types of costs incurred that are a direct result of an executed lease, which we expect will increase general and administrative expenses on our consolidated income statement between $4.0 million and $5.0 million in 2019.

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

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2017 and 2016 (in thousands):

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale

2017 Dispositions:(1)
Westbrook	Westbrook, CT	May 2017	290	$39,213	$6,943

2016 Dispositions:(1)
Fort Myers	Fort Myers, FL	January 2016	199	$25,785	$4,887
Land outparcel	Myrtle Beach, SC	September 2016	—	2,921	1,418
					$6,305

(1)	The rental properties did not meet the criteria to be reported as discontinued operations (See Note 2), thus their results of operations were not reclassified to discontinued operations.

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

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$96.0	$9.3
				$96.0
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(1.6)	$84.7
Charlotte(2)	Charlotte, NC	50.0%	398	(10.8)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.1)	94.5
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.0)	79.6
				$(32.5)

As of December 31, 2017
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$1.1	$84.4
National Harbor	National Harbor, MD	50.0%	341	2.5	86.4
RioCan Canada	Various	50.0%	923	115.8	11.1
				$119.4
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	398	$(4.1)	$89.8
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.0)	79.4
				$(17.1)

(1)	Net of debt origination costs and including premiums of $1.4 million and $1.4 million as of December 31, 2018 and December 31, 2017, respectively.

(2)
We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners and equity in earnings of the joint ventures.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Fees:
Management and marketing	$2,334	$2,310	$2,744
Leasing and other fees	162	142	1,103
Total Fees	$2,496	$2,452	$3,847

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.1 million and $4.2 million as of December 31, 2018 and 2017, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the existing $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners. Our partner is providing property management, marketing and leasing services to the joint venture.

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

Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In July 2017, the joint venture amended and restated the initial construction loan, which had an outstanding balance of $65.0 million, to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed the net proceeds of approximately $14.5 million equally between the partners. We are providing property management, marketing and leasing services to the outlet center.

National Harbor

In November 2013, we opened an approximately 341,000 square foot outlet center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In December 2018, the National Harbor joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. The proceeds from the loan were used to pay off the $87.0 million construction loan with an interest rate of LIBOR + 1.65%, which had an original maturity date of November 2019. The joint venture distributed the incremental net loan proceeds of $7.4 million equally to the partners.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to operate and manage outlet centers in Canada. We provide leasing and marketing services for the outlet centers and RioCan provides development and property management services.

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

Other properties owned by the RioCan Canada co-owners include Cookstown, Les Factoreries Saint-Sauveur and Bromont Outlet Mall. Cookstown Outlet Mall is approximately 308,000 square feet, Les Factoreries Saint-Sauveur is approximately 116,000 square feet and the Bromont Outlet Mall is approximately 161,000 square feet.

Rental property held and used by our joint ventures are reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During 2018, 2017 and 2016, the Rio-Can joint venture recognized impairment charges related to its Bromont and Saint Sauveur properties. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates.

The table below summarizes the impairment charges taken during 2018, 2017 and 2016 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2018	Bromont and Saint Sauveur	$14,359	$7,180
2017	Bromont and Saint Sauveur	18,042	9,021
2016	Bromont	5,838	2,919

(1)	The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2018	2017
Assets
Land	$91,443	$95,686
Buildings, improvements and fixtures	469,834	505,618
Construction in progress	2,841	3,005
	564,118	604,309
Accumulated depreciation	(113,713)	(93,837)
Total rental property, net	450,405	510,472
Cash and cash equivalents	16,216	25,061
Deferred lease costs, net	8,437	10,985
Prepaids and other assets	25,648	15,073
Total assets	$500,706	$561,591
Liabilities and Owners' Equity
Mortgages payable, net	$367,865	$351,259
Accounts payable and other liabilities	13,414	14,680
Total liabilities	381,279	365,939
Owners' equity	119,427	195,652
Total liabilities and owners' equity	$500,706	$561,591

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2018	2017	2016
Revenues	$94,509	$96,776	$106,766
Expenses:
Property operating	37,121	36,507	39,576
General and administrative	266	350	349
Impairment charges	14,359	18,042	5,838
Depreciation and amortization	26,262	28,162	32,930
Total expenses	78,008	83,061	78,693
Other income (expense):
Interest expense	(14,518)	(10,365)	(8,946)
Other non-operating income	234	71	6
Total other income (expense)	$(14,284)	$(10,294)	$(8,940)
Net income	$2,217	$3,421	$19,133
The Company and Operating Partnership's share of:
Net income	$924	$1,937	$10,872
Depreciation, amortization and asset impairments (real estate related)	$20,494	$22,878	$21,829

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2018 and 2017 consist of the following (in thousands):

	2018	2017
Deferred lease costs	$87,590	$81,888
Intangible assets:
Above market leases	49,869	54,763
Lease in place value	64,152	71,801
Tenant relationships	40,690	49,184
Other intangibles	48,639	49,730
	290,940	307,366
Accumulated amortization	(174,066)	(175,305)
Deferred lease costs and other intangibles, net	$116,874	$132,061

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2018 and 2017 were $21.7 million and $24.5 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2018, 2017 and 2016 was $15.1 million, $17.8 million and $16.8 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2018, 2017 and 2016 was $(2.1) million, $(2.4) million and $(2.8) million, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Deferred Lease Costs and Other Intangibles (2)
2019	$865	$6,565
2020	434	5,625
2021	309	4,984
2022	286	4,640
2023	423	3,915
Total	$2,317	$25,729

(1)	These net amounts are recorded as a reduction of base rentals.

(2)	These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Unsecured lines of credit	$145,100	$208,100
Unsecured term loan	$350,000	$325,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2018 and 2017 consisted of the following (in thousands):

			2018		2017
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%	December 2023	250,000	246,664	250,000	246,036
Senior notes	3.750%	December 2024	250,000	247,765	250,000	247,410
Senior notes	3.125%	September 2026	350,000	345,669	350,000	345,128
Senior notes	3.875%	July 2027	300,000	296,565	300,000	296,182

Mortgages payable:
Atlantic City (2) (3)	5.14%-7.65%	November 2021- December 2026	34,279	36,298	37,462	39,879
Southaven	LIBOR + 1.80%	April 2021	51,400	51,173	60,000	59,881
Unsecured term loan	LIBOR + 0.90%	April 2024	350,000	346,799	325,000	322,975
Unsecured lines of credit	LIBOR + 0.875%	October 2021	145,100	141,985	208,100	206,160
			$1,730,779	$1,712,918	$1,780,562	$1,763,651

(1)
Includes premiums and net of debt discount and unamortized debt origination costs. Unamortized debt origination costs were $14.1 million and $12.7 million as of December 31, 2018 and 2017, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $3.3 million and $3.2 million, respectively.

(2)	The effective interest rate assigned during the purchase price allocation to this assumed mortgage during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $182.0 million at December 31, 2018, serve as collateral for mortgages payable. We maintain unsecured lines of credit that, as of December 31, 2018, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of December 31, 2018, letters of credit totaling $170,000 were issued under the lines of credit.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2018, we believe we were in compliance with all of our debt covenants.

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

Unsecured Term Loan

In October 2018, we amended and restated our unsecured term loan, increasing the size of the loan from $325.0 million to $350.0 million, extending the maturity from April 2021 to April 2024, and reducing the interest rate spread over LIBOR from 0.95% to 0.90%. The $25.0 million of proceeds were used to pay down the balances outstanding under our unsecured lines of credit.

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2018 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2019	$3,370
2020	3,566
2021	202,293
2022	4,436
2023	254,768
Thereafter	1,262,346
Subtotal	1,730,779
Net discount and debt origination costs	(17,861)
Total	$1,712,918

10. Deferred Financing Obligation

In September 2015, the noncontrolling interest in our outlet center in Deer Park, New York exercised its right to require us to acquire their ownership interest in the property for $28.4 million. We closed on the transaction in January 2016 and repaid the deferred financing obligation.

11.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2018 and 2017 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2018	2017
Assets (Liabilities)(1):
November 14, 2013	August 14, 2018	$150,000	1 month LIBOR	1.30%	$—	$326
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	4,948	5,207
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	(6)	—
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	807	(188)
Total					$5,749	$5,345

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, each with a separate counterparty. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, if significant, is recognized directly in earnings. For the years ended December 31, 2018, 2017 and 2016, the ineffective portion was not significant.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Interest Rate Swaps (Effective Portion):
Amount of gain recognized in OCI	$405	$1,351	$4,609

12.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$5,755	$—	$5,755	$—
Total assets	$5,755	$—	$5,755	$—

Liabilities:
Interest rate swaps (other liabilities)	$6	$—	$6	$—
Total liabilities	$6	$—	$6	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2017:
Assets:
Interest rate swaps (prepaids and other assets)	$5,533	$—	$5,533	$—
Total assets	$5,533	$—	$5,533	$—

Liabilities:
Interest rate swaps (other liabilities)	$188	$—	$188	$—
Total liabilities	$188	$—	$188	$—

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

During the third quarter 2018, we recorded a $49.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value is based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. The terminal capitalization rate used in the calculation was 10% and the discount rate used was 10%. These inputs are classified under Level 3 in the fair value hierarchy above.

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,085,138	1,139,064
Level 3 Significant Unobservable Inputs	583,337	636,476
Total fair value of debt	$1,668,475	$1,775,540

Recorded value of debt	$1,712,918	$1,763,651

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

13.    Shareholders' Equity of the Company

As discussed in Note 14, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Exchange of Class A limited partnership units	34,749	32,348	24,962

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

Shares repurchased during the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Total number of shares purchased	919,249	1,911,585
Average price paid per share	$21.74	$25.80
Total price paid exclusive of commissions and related fees (in thousands)	$19,980	$49,324

The remaining amount authorized to be repurchased under the program as of December 31, 2018 was approximately $55.7 million.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2018, 2017 and 2016:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2015	1,000,000	5,052,743	94,880,825	99,933,568
Units withheld for employee income taxes	—	—	(66,760)	(66,760)
Exchange of Class A limited partnership units	—	(24,962)	24,962	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	173,124	173,124
Issuance of deferred units	—	—	24,040	24,040
Units issued upon exercise of options	—	—	59,700	59,700
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Exchange of Class A limited partnership units	—	(32,348)	32,348	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	411,968	411,968
Repurchase of units	—	—	(1,911,585)	(1,911,585)
Units issued upon exercise of options	—	—	1,800	1,800
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Exchange of Class A limited partnership units	—	(34,749)	34,749	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467

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

In 2018 and 2017, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 13, for the years ended December 31, 2018 and 2017, Non-Company LPs exchanged 34,749 and 32,348 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. In addition, for the years ended December 31, 2018 and 2017, the Company repurchased approximately 919,249 and 1.9 million common shares, respectively, on the open market and the Operating Partnership repurchased an equal number of units held by the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2018	2017
Net income attributable to Tanger Factory Outlet Centers, Inc.	$43,655	$68,002
Increase in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	322	1,630
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$43,977	$69,632

16.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$43,655	$68,002	$193,744
Less allocation of earnings to participating securities	(1,211)	(1,209)	(1,926)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$42,444	$66,793	$191,818
Denominator
Basic weighted average common shares	93,309	94,506	95,102
Effect of notional units	—	—	175
Effect of outstanding options and certain restricted common shares	1	16	68
Diluted weighted average common shares	93,310	94,522	95,345
Basic earnings per common share:
Net income	$0.45	$0.71	$2.02
Diluted earnings per common share:
Net income	$0.45	$0.71	$2.01

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2018, 2017, and 2016, approximately 1.0 million, 603,000 and 501,000 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2018, 2017 and 2016, approximately 535,000, 169,000 and 141,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

17.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per unit amounts):

	2018	2017	2016
Numerator
Net income attributable to partners of the Operating Partnership	$45,984	$71,611	$204,031
Allocation of earnings to participating securities	(1,211)	(1,209)	(1,928)
Net income available to common unitholders of the Operating Partnership	$44,773	$70,402	$202,103
Denominator
Basic weighted average common units	98,302	99,533	100,155
Effect of notional units	—	—	175
Effect of outstanding options and certain restricted common units	1	16	68
Diluted weighted average common units	98,303	99,549	100,398
Basic earnings per common unit:
Net income	$0.45	$0.71	$2.02
Diluted earnings per common unit:
Net income	$0.45	$0.71	$2.01

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2018, 2017, and 2016, approximately 1.0 million, 603,000 and 501,000 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2018, 2017 and 2016, approximately 535,000, 169,000 and 141,000 options were excluded from the computation, respectively.

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

We may issue up to 15.4 million common shares under the Plan. Shares remaining available for future issuance totaled approximately 849,000 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively, as follows (in thousands):

	2018	2017	2016
Restricted common shares	$9,870	$9,395	$10,976
Notional unit performance awards	4,356	3,913	3,967
Options	443	277	376
Total equity-based compensation	$14,669	$13,585	$15,319

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2018	2017	2016
Equity-based compensation expense capitalized	$1,131	$1,044	$985

As of December 31, 2018, there was $22.1 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Common Share and Restricted Share Unit Awards

During 2018, 2017 and 2016, the Company granted approximately 407,000, 253,000 and 287,000 restricted common shares and restricted share units, respectively, to the independent directors and the senior executive officers. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted common shares (other than our chief executive officer's) generally vest ratably over periods ranging from three to five years. For the restricted shares and units issued to our chief executive officer during 2018, 2017 and 2016, the award agreements generally require him to hold the shares or units issued to him for a minimum of three years following each applicable vesting date or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares and units. For all of the restricted common share and unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2018, 2017, and 2016:

Unvested Restricted Common Shares and Units	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2015	1,085,995	$31.84
Granted	286,524	29.64
Vested	(388,851)	31.30
Forfeited	(104,400)	34.13
Outstanding at December 31, 2016	879,268	$31.09
Granted	253,431	33.07
Vested	(368,043)	29.87
Forfeited	(14,750)	34.39
Outstanding at December 31, 2017	749,906	$32.30
Granted (1)	407,156	21.13
Vested	(314,982)	31.43
Forfeited	—	—
Outstanding at December 31, 2018	842,080	$27.56

(1)	Includes 44,452 restricted share units.

The table above excludes restricted common shares earned under the 2014 Outperformance Plan. In connection with the 2014 Outperformance Plan, we issued approximately 184,000 restricted common shares in January 2017, with approximately 94,000 vesting immediately and the remaining 90,000 vesting in January 2018, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The total value of restricted common shares vested during the years ended 2018, 2017 and 2016 was $9.2 million, $12.4 million and $12.7 million, respectively. During 2018, 2017 and 2016, we withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 89,000, 70,000 and 67,000 for 2018, 2017 and 2016, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $2.1 million, $2.4 million and $2.2 million for 2018, 2017 and 2016, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

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

The following table sets forth OPP performance targets and other relevant information about each plan:

	2018 OPP(1)	2017 OPP(2)	2016 OPP(2)	2015 OPP(2),(3)	2014 OPP(2),(4)
Performance targets
Absolute portion of award:
Percent of total award	33%	50%	50%	60%	70%
Absolute total shareholder return range	19.1% - 29.5%	18% - 35%	18% - 35%	25% - 35%	25% - 35%
Percentage of units to be earned	20%-100%	20%-100%	20%-100%	33%-100%	33%-100%

Relative portion of award:
Percent of total award	67%	50%	50%	40%	30%
Percentile rank of peer group range	30th - 80th	40th - 70th	40th - 70th	50th - 70th	50th - 70th
Percentage of units to be earned	20%-100%	20%-100%	20%-100%	33%-100%	33%-100%

Maximum number of restricted common shares that may be earned	409,972	296,400	321,900	306,600	329,700
Grant date fair value per share	$12.42	$16.60	$15.10	$15.85	$14.71

(1)
The number of restricted common shares received under the 2018 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE NAREIT Retail Index.

(2)
The performance shares for the 2017, 2016, 2015 and 2014 OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute total shareholder return and for relative total shareholder return. The share price for the purposes of calculation of share price appreciation will be adjusted on a penny-for-penny basis with respect to any dividend payments made during the measurement period. The peer group is based on companies included in the SNL Equity REIT index.

(3)
On December 31, 2017, the measurement period for the 2015 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2015 OPP performance awards were automatically forfeited.

(4)
On December 31, 2016, the measurement period for the 2014 OPP expired. Based on the Company’s absolute total shareholder return over the three-year measurement period, we issued 184,000 restricted common shares in January 2017, with 94,000 vesting immediately and the remaining 90,000 vesting in January one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability). Our relative total shareholder return for the 2014 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2014 OPP.

The fair values of the OPP awards granted during the years ended December 31, 2018, 2017, and 2016 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	2018	2017	2016
Risk free interest rate (1)	2.40%	1.52%	1.05%
Expected dividend yield (2)	4.8%	3.4%	3.1%
Expected volatility (3)	27%	19%	21%

(1)	Represents the interest rate as of the grant date on U.S. treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth OPP activity for the years ended December 31, 2018, 2017, and 2016:

Unvested OPP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2015	544,300	$15.26
Awarded	321,900	15.10
Forfeited	(107,024)	14.77
Outstanding as of December 31, 2016	759,176	$15.36
Awarded	296,400	16.60
Earned (1)	(184,455)	14.71
Forfeited	(267,710)	15.84
Outstanding as of December 31, 2017	603,411	$15.83
Awarded	409,972	12.42
Earned	—	—
Forfeited	—	—
Outstanding as of December 31, 2018	1,013,383	$14.44

(1)	Represents the units under the 2014 OPP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2018 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$21.94	306,000	$21.94	9.20	—	$—
$26.06	61,700	26.06	2.15	61,700	26.06
$32.02	166,800	32.02	5.00	128,100	32.02
	534,500	$25.56	7.08	189,800	$30.08

A summary of option activity under the Plan for the years ended December 31, 2018, 2017, and 2016 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2015	318,400	$30.32
Granted	—	—
Exercised	(59,700)	29.31
Forfeited	(16,500)	31.86
Outstanding as of December 31, 2016	242,200	$30.46	6.26	$1,287
Granted	—	—
Exercised	(1,800)	29.70
Forfeited	(9,200)	31.83
Outstanding as of December 31, 2017	231,200	$30.42	5.24	$28
Granted	331,000	21.94
Exercised	—	—
Forfeited	(27,700)	22.62
Outstanding as of December 31, 2018	534,500	$25.56	7.08	$—

Vested and Expected to Vest as of
December 31, 2018	492,889	$25.87	6.90	$—

Exercisable as of December 31, 2018	189,800	$30.08	4.08	$—

During February 2018, the Company granted 331,000 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2018 was $21.94 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $3.62 and included the following weighted-average assumptions: expected dividend yield 6.24%; expected life of 7.1 years; expected volatility of 32.47%; a risk-free rate of 2.8%; and forfeiture rates of 3.0% to 10.0% dependent upon the employee's position within the Company. There were no options exercised in 2018. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $8,000 and $469,000, respectively.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2018, 2017 and 2016, we contributed approximately $872,000, $862,000 and $828,000, respectively, to the 401(k) Retirement Savings Plan.

19. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2015	$(36,130)	$(585)	$(36,715)	$(1,956)	$(31)	$(1,987)
Other comprehensive income before reclassifications	4,043	2,539	6,582	216	135	351
Reclassification out of accumulated other comprehensive income into interest expense	—	1,838	1,838	—	97	97
Balance December 31, 2016	(32,087)	3,792	(28,295)	(1,740)	201	(1,539)
Other comprehensive income before reclassifications	7,727	1,020	8,747	411	55	466
Reclassification out of accumulated other comprehensive income into interest expense	—	263	263	—	13	13
Balance December 31, 2017	(24,360)	5,075	(19,285)	(1,329)	269	(1,060)
Other comprehensive income (loss) before reclassifications	(8,250)	2,335	(5,915)	(441)	126	(315)
Reclassification out of accumulated other comprehensive income into interest expense	—	(1,951)	(1,951)	—	(105)	(105)
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2018.

20. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2015	$(38,086)	$(616)	$(38,702)
Other comprehensive income before reclassifications	4,259	2,674	6,933
Reclassification out of accumulated other comprehensive income into interest expense	—	1,935	1,935
Balance December 31, 2016	(33,827)	3,993	(29,834)
Other comprehensive income before reclassifications	8,138	1,075	9,213
Reclassification out of accumulated other comprehensive income into interest expense	—	276	276
Balance December 31, 2017	(25,689)	5,344	(20,345)
Other comprehensive income (loss) before reclassifications	(8,691)	2,461	(6,230)
Reclassification out of accumulated other comprehensive income into interest expense	—	(2,056)	(2,056)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2018.

21.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Advertising and promotion	$27,066	$29,046	$29,108
Common area maintenance	73,367	71,195	70,616
Real estate taxes	32,836	30,695	28,542
Other operating expenses	27,188	24,299	23,751
	$160,457	$155,235	$152,017

22.    Lease Agreements

As of December 31, 2018, we were the lessor to over 2,600 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2033. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2018, excluding the effect of straight-line rent and percentage rentals, are as follows (in thousands):

2019	$285,343
2020	265,361
2021	229,553
2022	195,808
2023	164,845
Thereafter	364,844
$1,505,754

23.    Commitments and Contingencies

Commitments and Contingencies of Consolidated Properties

Leases and capital expenditure commitments

Our non-cancelable operating leases, with initial terms in excess of one year, have terms that expire from 2019 to 2101. Annual rental payments for these leases totaled approximately $7.2 million, $7.1 million and $7.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach.

Minimum lease payments for the next five years and thereafter are as follows (in thousands):

Operating Leases
2019	$7,526
2020	7,311
2021	7,140
2022	7,127
2023	7,167
Thereafter	258,438
Total minimum payment	$294,709

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $9.8 million at December 31, 2018.

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

Commitments and Contingencies of Unconsolidated Properties

Capital expenditure commitments

Contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $4.4 million at December 31, 2018, of which our portion was approximately $2.2 million. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2018 and do not necessary represent the total cost to complete the projects.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2018, the maximum amount of joint venture debt guaranteed by the Company is $19.3 million.

24.    Subsequent Events

Dividends

In January 2019, the Company's Board of Directors declared a $0.35 cash dividend per common share payable on February 15, 2019 to each shareholder of record on January 31, 2019, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In February 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on May 15, 2019 to each shareholder of record on April 30, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Notional Unit Performance Awards

In February 2019, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2019 Outperformance Plan (the “2019 OPP"). The 2019 OPP is a long-term incentive compensation plan. Recipients may earn units which may convert, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability). For our chief executive officer, any shares earned at the end of the three-year measurement period remain subject to a time-based vesting schedule and are issued following vesting, with 50% of the shares vesting immediately following issuance, and the remaining  50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting dates (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or due to retirement or (c) due to death or disability).

Share repurchase program

In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of its outstanding common shares, in addition to approximately $55.7 million remaining available under the prior share repurchase authorization for a total authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021.

25.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2018 and 2017 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2018(1)
	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Total revenues	$123,535	$119,711	$124,236	$127,199
Net income (loss)	23,685	24,290	(23,031)	20,619
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	22,838	22,969	(21,859)	19,707
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,575	$22,656	$(22,172)	$19,385

Basic earnings per common share:
Net income (loss)	$0.24	$0.24	$(0.24)	$0.21

Diluted earnings per common share:
Net income (loss)	$0.24	$0.24	$(0.24)	$0.21

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the third quarter of 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center.

(3)	In the fourth quarter of 2018, net income includes a $7.2 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

	Year Ended December 31, 2017 (1)
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter
Total revenues	$121,368	$119,614	$120,765	$126,487
Net income (loss)	23,514	30,947	(16,034)	33,449
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	22,336	29,390	(15,219)	31,495
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,041	$29,084	$(15,525)	$31,193

Basic earnings per common share :
Net income (loss)	$0.23	$0.31	$(0.17)	$0.33

Diluted earnings per common share:
Net income (loss)	$0.23	$0.31	$(0.17)	$0.33

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the second quarter of 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut.

(3)
In the third quarter of 2017, net income includes a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2018 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2018 (2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$36,298	$—	$125,988	$—	$6,191	$—	$132,179	$132,179	$32,806	2011 (5)	(4)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	8,822	1,963	18,246	20,209	10,627	1997 (5)	(4)
Branson	Branson, MO	—	4,407	25,040	396	23,715	4,803	48,755	53,558	31,565	1994	(4)
Charleston	Charleston, SC	—	10,353	48,877	—	15,127	10,353	64,004	74,357	30,701	2006	(4)
Commerce	Commerce, GA	—	1,262	14,046	707	35,911	1,969	49,957	51,926	33,105	1995	(4)
Daytona Beach	Daytona Beach, FL	—	9,913	80,610	—	791	9,913	81,401	91,314	10,087	2016	(4)
Deer Park	Deer Park, NY	—	82,413	173,044	—	15,318	82,413	188,362	270,775	40,365	2013 (5)	(4)
Foley	Foley, AL	—	4,400	82,410	693	41,665	5,093	124,075	129,168	58,478	2003 (5)	(4)
Fort Worth	Fort Worth, TX	—	11,157	87,885	—	—	11,157	87,885	99,042	5,413	2017	(4)
Foxwoods	Mashantucket, CT	—	—	130,941	—	943	—	131,884	131,884	20,300	2015	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	35,079	679	50,974	51,653	33,695	1992	(4)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	339	8,180	75,759	83,939	14,310	2015	(4)
Hershey	Hershey, PA	—	3,673	48,186	—	6,282	3,673	54,468	58,141	14,590	2011(5)	(4)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,289	4,753	33,289	38,042	14,222	2011	(4)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	12,881	5,128	33,549	38,677	16,727	2003 (5)	(4)
Howell	Howell, MI	—	2,250	35,250	—	15,178	2,250	50,428	52,678	25,134	2002 (5)	(4)
Jeffersonville(6)	Jeffersonville, OH	—	2,752	111,276	(1,347)	(62,683)	1,405	48,593	49,998	704	2011 (5)	(4)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	56,653	10,347	76,560	86,907	30,837	1994 (5)	(4)
Locust Grove	Locust Grove, GA	—	2,558	11,801	—	30,868	2,558	42,669	45,227	26,792	1994	(4)
Mebane	Mebane, NC	—	8,821	53,362	—	5,092	8,821	58,454	67,275	25,806	2010	(4)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	27,607	—	108,340	108,340	33,850	2009 (5)	(4)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	40,562	8,781	97,360	106,141	44,849	2003 (5)	(4)
Nags Head	Nags Head, NC	—	1,853	6,679	—	6,589	1,853	13,268	15,121	8,313	1997 (5)	(4)
Ocean City	Ocean City, MD	—	—	16,334	—	13,835	—	30,169	30,169	8,633	2011 (5)	(4)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2018 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)(1)		Gross Amount Carried at Close of Period December 31, 2018(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Park City	Park City, UT	—	6,900	33,597	343	28,376	7,243	61,973	69,216	27,991	2003 (5)	(4)
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	13,975	5,531	105,263	110,794	54,224	2008	(4)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	54,866	22,475	129,075	151,550	51,382	2003 (5)	(4)
Riverhead	Riverhead, NY	—	—	36,374	6,152	131,467	6,152	167,841	173,993	95,269	1993	(4)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	58,839	4,102	68,279	72,381	43,628	1993	(4)
Savannah	Pooler, GA	—	8,556	167,780	—	3,257	8,556	171,037	179,593	14,938	2016 (5)	(4)
Sevierville	Sevierville, TN	—	—	18,495	—	49,984	—	68,479	68,479	39,362	1997 (5)	(4)
Southaven	Southaven, MS	51,173	14,959	60,263	—	2,656	14,959	62,919	77,878	12,521	2015	(4)
Terrell	Terrell, TX	—	523	13,432	—	9,926	523	23,358	23,881	18,666	1994	(4)
Tilton	Tilton, NH	—	1,800	24,838	29	13,909	1,829	38,747	40,576	18,331	2003 (5)	(4)
Westgate	Glendale, AZ	—	19,037	140,337	—	3,547	19,037	143,884	162,921	11,864	2016 (5)	(4)
Williamsburg	Williamsburg, IA	—	706	6,781	717	17,993	1,423	24,774	26,197	21,013	1991	(4)
Other	Various	—	506	1,494	—	—	506	1,494	2,000	207	Various	(4)
		$87,471	$259,903	$2,008,902	$18,525	$758,849	$278,428	$2,767,751	$3,046,179	$981,305

(1)	Includes impairments.

(2)	Aggregate cost for federal income tax purposes is approximately $3.1 billion.

(3)	Including premiums and net of debt origination costs.

(4)
We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(5)	Represents year acquired.

(6)
Amounts net of $47.9 million impairment charge taken during 2018 consisting of a write-off of approximately $1.3 million of land, $76.6 million of building and improvement cost and $30.0 million of accumulated depreciation.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2018
(in thousands)

The changes in total real estate for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$3,088,470	$2,965,907	$2,513,217
Acquisitions	—	—	335,710
Improvements	48,357	175,868	163,187
Impairment charge	(77,958)	—	—
Dispositions and other	(12,690)	(53,305)	(46,207)
Balance, end of year	$3,046,179	$3,088,470	$2,965,907

The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$901,967	$814,583	$748,341
Depreciation for the period	114,198	107,845	96,813
Impairment charge	(30,050)	—	—
Dispositions and other	(4,810)	(20,461)	(30,571)
Balance, end of year	$981,305	$901,967	$814,583