Form 10-Q
period 2019-03-31
TANGER FACTORY OUTLET CENTERS INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2019-05-07
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Tanger Factory Outlet Centers, Inc.	☐
Tanger Properties Limited Partnership	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes ☐ No ☒
Tanger Properties Limited Partnership	Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Tanger Factory Outlet Centers, Inc,:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value	SKT	New York Stock Exchange
Tanger Properties Limited Partnership:
None

As of May 2, 2019, there were 94,102,666 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,102,666 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2019	December 31, 2018
Assets
Rental property:
Land	$267,910	$278,428
Buildings, improvements and fixtures	2,639,764	2,764,649
Construction in progress	—	3,102
	2,907,674	3,046,179
Accumulated depreciation	(941,193)	(981,305)
Total rental property, net	1,966,481	2,064,874
Cash and cash equivalents	1,616	9,083
Investments in unconsolidated joint ventures	97,654	95,969
Deferred lease costs and other intangibles, net	106,170	116,874
Operating lease right-of-use assets	87,679	—
Prepaids and other assets	94,224	98,102
Total assets	$2,353,824	$2,384,902
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,137,145	$1,136,663
Unsecured term loan, net	346,950	346,799
Mortgages payable, net	86,572	87,471
Unsecured lines of credit, net	12,117	141,985
Total debt	1,582,784	1,712,918
Accounts payable and accrued expenses	87,536	82,676
Operating lease liabilities	92,354	—
Other liabilities	87,707	83,773
Total liabilities	1,850,381	1,879,367
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 94,102,666 and 93,941,783 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	941	939
Paid in capital	780,936	778,845
Accumulated distributions in excess of net income	(276,491)	(272,454)
Accumulated other comprehensive loss	(27,153)	(27,151)
Equity attributable to Tanger Factory Outlet Centers, Inc.	478,233	480,179
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	25,210	25,356
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	503,443	505,535
Total liabilities and equity	$2,353,824	$2,384,902

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Rental revenues	$119,954	$120,656
Management, leasing and other services	1,342	1,199
Other revenues	1,859	1,680
Total revenues	123,155	123,535
Expenses:
Property operating	42,377	42,218
General and administrative	12,145	11,112
Depreciation and amortization	31,760	33,123
Total expenses	86,282	86,453
Other income (expense):
Interest expense	(16,307)	(15,800)
Gain on sale of assets	43,422	—
Other income	224	209
Total other income (expense)	27,339	(15,591)
Income before equity in earnings of unconsolidated joint ventures	64,212	21,491
Equity in earnings of unconsolidated joint ventures	1,629	2,194
Net income	65,841	23,685
Noncontrolling interests in Operating Partnership	(3,315)	(1,217)
Noncontrolling interests in other consolidated partnerships	(195)	370
Net income attributable to Tanger Factory Outlet Centers, Inc.	$62,331	$22,838

Basic earnings per common share:
Net income	$0.66	$0.24
Diluted earnings per common share:
Net income	$0.66	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2019	2018
Net income	$65,841	$23,685
Other comprehensive income (loss):
Foreign currency translation adjustments	1,949	(3,095)
Change in fair value of cash flow hedges	(1,952)	2,739
Other comprehensive loss	(3)	(356)
Comprehensive income	65,838	23,329
Comprehensive income attributable to noncontrolling interests	(3,509)	(829)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$62,329	$22,500
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	22,838	—	22,838	1,217	(370)	23,685
Other comprehensive loss	—	—	—	(338)	(338)	(18)	—	(356)
Compensation under Incentive Award Plan	—	3,656	—	—	3,656	—	—	3,656
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 443,700 common shares, including transaction costs	(4)	(9,994)	—	—	(9,998)	—	—	(9,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	379	—	—	379	(379)	—	—
Common dividends ($0.3425 per share)	—	—	(32,389)	—	(32,389)	—	—	(32,389)
Distributions to noncontrolling interests	—	—	—	—	—	(1,711)	(75)	(1,786)
Balance, March 31, 2018	$944	$776,753	$(194,416)	$(19,623)	$563,658	$29,833	$—	$593,491

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	62,331	—	62,331	3,315	195	65,841
Other comprehensive loss	—	—	—	(2)	(2)	(1)	—	(3)
Compensation under Incentive Award Plan	—	3,910	—	—	3,910	—	—	3,910
Grant of 242,167 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Withholding of 81,284 common shares for employee income taxes	(1)	(1,780)	—	—	(1,781)	—	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	—	—	18	18
Adjustment for noncontrolling interests in Operating Partnership	—	(36)	—	—	(36)	36	—	—
Common dividends ($0.705 per share) (1)	—	—	(66,368)	—	(66,368)	—	—	(66,368)
Distributions to noncontrolling interests	—	—	—	—	—	(3,496)	(213)	(3,709)
Balance, March 31, 2019	$941	$780,936	$(276,491)	$(27,153)	$478,233	$25,210	$—	$503,443

(1)	Includes both a $0.35 cash dividend per common share declared and paid during the first quarter of 2019 and a cash dividend declared in February 2019 payable in May 2019 of $0.355 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$65,841	$23,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,760	33,123
Amortization of deferred financing costs	747	783
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(1,629)	(2,194)
Equity-based compensation expense	3,818	3,392
Amortization of debt (premiums) and discounts, net	109	101
Amortization (accretion) of market rent rate adjustments, net	480	562
Straight-line rent adjustments	(1,970)	(1,948)
Distributions of cumulative earnings from unconsolidated joint ventures	1,455	2,198
Changes in other assets and liabilities:
Other assets	873	1,714
Accounts payable and accrued expenses	(24,894)	(11,412)
Net cash provided by operating activities	33,168	50,004
INVESTING ACTIVITIES
Additions to rental property	(9,906)	(19,714)
Additions to investments in unconsolidated joint ventures	(779)	(514)
Net proceeds from sale of assets	128,248	—
Additions to non-real estate assets	(174)	(303)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,157	4,494
Additions to deferred lease costs	(1,209)	(1,014)
Other investing activities	2,936	2,969
Net cash provided by (used) in investing activities	127,273	(14,082)
FINANCING ACTIVITIES
Cash dividends paid	(32,910)	(32,389)
Distributions to noncontrolling interests in Operating Partnership	(1,735)	(1,711)
Proceeds from revolving credit facility	135,200	149,200
Repayments of revolving credit facility	(265,300)	(129,700)
Repayments of notes, mortgages and loans	(825)	(9,379)
Repurchase of common shares, including transaction costs	—	(9,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,606)
Proceeds from other financing activities	18	445
Payment for other financing activities	(500)	(362)
Net cash used in financing activities	(167,898)	(38,568)
Effect of foreign currency rate changes on cash and cash equivalents	(10)	(28)
Net decrease in cash and cash equivalents	(7,467)	(2,674)
Cash and cash equivalents, beginning of period	9,083	6,101
Cash and cash equivalents, end of period	$1,616	$3,427
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2019	December 31, 2018
Assets
Rental property:
Land	$267,910	$278,428
Buildings, improvements and fixtures	2,639,764	2,764,649
Construction in progress	—	3,102
	2,907,674	3,046,179
Accumulated depreciation	(941,193)	(981,305)
Total rental property, net	1,966,481	2,064,874
Cash and cash equivalents	1,570	8,991
Investments in unconsolidated joint ventures	97,654	95,969
Deferred lease costs and other intangibles, net	106,170	116,874
Operating lease right-of-use assets	87,679	—
Prepaids and other assets	93,826	97,832
Total assets	$2,353,380	$2,384,540
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,137,145	$1,136,663
Unsecured term loan, net	346,950	346,799
Mortgages payable, net	86,572	87,471
Unsecured lines of credit, net	12,117	141,985
Total debt	1,582,784	1,712,918
Accounts payable and accrued expenses	87,092	82,314
Operating lease liabilities	92,354	—
Other liabilities	87,707	83,773
Total liabilities	1,849,937	1,879,005
Commitments and contingencies
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at March 31, 2019 and December 31, 2018	5,227	4,914
Limited partners, 4,960,684 and 4,960,684 Class A common units, and 93,102,666 and 92,941,783 Class B common units outstanding at March 31, 2019 and December 31, 2018, respectively	526,850	529,252
Accumulated other comprehensive loss	(28,634)	(28,631)
Total partners' equity	503,443	505,535
Noncontrolling interests in consolidated partnerships	—	—
Total equity	503,443	505,535
Total liabilities and equity	$2,353,380	$2,384,540
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Rental revenues	$119,954	$120,656
Management, leasing and other services	1,342	1,199
Other revenues	1,859	1,680
Total revenues	123,155	123,535
Expenses:
Property operating	42,377	42,218
General and administrative	12,145	11,112
Depreciation and amortization	31,760	33,123
Total expenses	86,282	86,453
Other income (expense):
Interest expense	(16,307)	(15,800)
Gain on sale of assets	43,422	—
Other income	224	209
Total other income (expense)	27,339	(15,591)
Income before equity in earnings of unconsolidated joint ventures	64,212	21,491
Equity in earnings of unconsolidated joint ventures	1,629	2,194
Net income	65,841	23,685
Noncontrolling interests in consolidated partnerships	(195)	370
Net income available to partners	65,646	24,055
Net income available to limited partners	64,983	23,814
Net income available to general partner	$663	$241

Basic earnings per common unit:
Net income	$0.66	$0.24
Diluted earnings per common unit:
Net income	$0.66	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2019	2018
Net income	$65,841	$23,685
Other comprehensive income (loss):
Foreign currency translation adjustments	1,949	(3,095)
Changes in fair value of cash flow hedges	(1,952)	2,739
Other comprehensive loss	(3)	(356)
Comprehensive income	65,838	23,329
Comprehensive income (loss) attributable to noncontrolling interests in consolidated partnerships	(195)	370
Comprehensive income attributable to the Operating Partnership	$65,643	$23,699
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	241	23,814	—	24,055	(370)	23,685
Other comprehensive loss	—	—	(356)	(356)	—	(356)
Compensation under Incentive Award Plan	—	3,656	—	3,656	—	3,656
Grant of 355,184 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 443,700 units, including transaction costs	—	(9,998)	—	(9,998)	—	(9,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($0.3425 per common unit)	(342)	(33,758)	—	(34,100)	—	(34,100)
Distributions to noncontrolling interests	—	—	—	—	(75)	(75)
Balance, March 31, 2018	$5,743	$608,449	$(20,701)	$593,491	$—	$593,491

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	663	64,983	—	65,646	195	65,841
Other comprehensive loss	—	—	(3)	(3)	—	(3)
Compensation under Incentive Award Plan	—	3,910	—	3,910	—	3,910
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	18	18
Common distributions ($0.705 per common unit) (1)	(350)	(69,514)	—	(69,864)	—	(69,864)
Distributions to noncontrolling interests	—	—	—	—	(213)	(213)
Balance, March 31, 2019	$5,227	$526,850	$(28,634)	$503,443	$—	$503,443

(1)	Includes both a $0.35 cash dividend per common unit declared and paid during the first quarter of 2019 and a cash dividend declared in February 2019 payable in May 2019 of $0.355 per common unit.

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$65,841	$23,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,760	33,123
Amortization of deferred financing costs	747	783
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(1,629)	(2,194)
Equity-based compensation expense	3,818	3,392
Amortization of debt (premiums) and discounts, net	109	101
Amortization (accretion) of market rent rate adjustments, net	480	562
Straight-line rent adjustments	(1,970)	(1,948)
Distributions of cumulative earnings from unconsolidated joint ventures	1,455	2,198
Changes in other assets and liabilities:
Other assets	1,001	1,903
Accounts payable and accrued expenses	(24,976)	(11,639)
Net cash provided by operating activities	33,214	49,966
INVESTING ACTIVITIES
Additions to rental property	(9,906)	(19,714)
Additions to investments in unconsolidated joint ventures	(779)	(514)
Net proceeds from sale of assets	128,248	—
Additions to non-real estate assets	(174)	(303)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,157	4,494
Additions to deferred lease costs	(1,209)	(1,014)
Other investing activities	2,936	2,969
Net cash provided by (used) in investing activities	127,273	(14,082)
FINANCING ACTIVITIES
Cash distributions paid	(34,645)	(34,100)
Proceeds from revolving credit facility	135,200	149,200
Repayments of revolving credit facility	(265,300)	(129,700)
Repayments of notes, mortgages and loans	(825)	(9,379)
Repurchase of units, including transaction costs	—	(9,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,606)
Proceeds from other financing activities	18	445
Payment for other financing activities	(500)	(362)
Net cash used in financing activities	(167,898)	(38,568)
Effect of foreign currency on cash and cash equivalents	(10)	(28)
Net decrease in cash and cash equivalents	(7,421)	(2,712)
Cash and cash equivalents, beginning of period	8,991	6,050
Cash and cash equivalents, end of period	$1,570	$3,338
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2019, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.0 million square feet. We also had partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 94,102,666 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company's and the Operating Partnership's combined Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC's rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

Certain prior period balances in the accompanying unaudited consolidated statements of operations have been reclassified or combined to conform to the current period presentation.

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

3. Disposition of Properties

During the three months ended March 31, 2019, the Company closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding the properties sold during the three months ended March 31, 2019:

Property	Location	Date Sold	Square Feet (in 000's)	Net Sales Proceeds (in 000's)	Gain on Sale (in 000's)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422

The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$97.7	$9.5
				$97.7
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(2.6)	$84.8
Charlotte(2)	Charlotte, NC	50.0%	399	(11.2)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.0)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(20.6)	79.7
				$(39.4)

As of December 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$96.0	$9.3
				$96.0
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(1.6)	$84.7
Charlotte(2)	Charlotte, NC	50.0%	398	(10.8)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.1)	94.5
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.0)	79.6
				$(32.5)

(1)	Net of debt origination costs and including premiums of $1.4 million as of March 31, 2019 and December 31, 2018.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Fee:
Management and marketing	$566	$567
Leasing and other fees	31	46
Expense reimbursements from unconsolidated joint ventures	745	586
Total Fees	$1,342	$1,199

Expense reimbursements from unconsolidated joint ventures were previously included in expense reimbursements in our 2018 10-Q. As these revenues are not related to leases, the 2018 amounts have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation. See Note 17 for discussion of adoption of Accounting Standards Codification Topic 842 “Leases”.

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the "Summary Balance Sheets - Unconsolidated Joint Ventures" shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $4.0 million and $4.1 million as of March 31, 2019 and December 31, 2018, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2019	December 31, 2018
Assets
Land	$92,440	$91,443
Buildings, improvements and fixtures	474,981	469,834
Construction in progress	3,455	2,841
	570,876	564,118
Accumulated depreciation	(119,996)	(113,713)
Total rental property, net	450,880	450,405
Cash and cash equivalents	11,744	16,216
Deferred lease costs and other intangibles, net	8,098	8,437
Prepaids and other assets	15,963	25,648
Total assets	$486,685	$500,706
Liabilities and Owners' Equity
Mortgages payable, net	$367,933	$367,865
Accounts payable and other liabilities	11,933	13,414
Total liabilities	379,866	381,279
Owners' equity	106,819	119,427
Total liabilities and owners' equity	$486,685	$500,706

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2019	2018
Revenues	$23,463	$23,997
Expenses:
Property operating	9,790	9,928
General and administrative	90	198
Depreciation and amortization	6,110	6,363
Total expenses	15,990	16,489
Other income (expense):
Interest expense	(4,134)	(3,077)
Other income	66	52
Total other income (expense)	$(4,068)	$(3,025)
Net income	$3,405	$4,483
The Company and Operating Partnership's share of:
Net income	$1,629	$2,194
Depreciation and amortization (real estate related)	$3,130	$3,229

5. Debt Guaranteed by the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2019	December 31, 2018
Unsecured lines of credit	$15,000	$145,100
Unsecured term loan	$350,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

			As of		As of
			March 31, 2019		December 31, 2018
	Stated Interest Rate(s)	Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%	December 2023	$250,000	$246,823	$250,000	$246,664
Senior notes	3.750%	December 2024	250,000	247,855	250,000	247,765
Senior notes	3.125%	September 2026	350,000	345,805	350,000	345,669
Senior notes	3.875%	July 2027	300,000	296,662	300,000	296,565

Mortgages payable:
Atlantic City (2)(3)	5.14%-7.65%	November 2021- December 2026	33,454	35,375	34,279	36,298
Southaven	LIBOR + 1.80%	April 2021	51,400	51,197	51,400	51,173
Unsecured term loan	LIBOR + 0.90%	April 2024	350,000	346,950	350,000	346,799
Unsecured lines of credit	LIBOR + 0.875%	October 2021	15,000	12,117	145,100	141,985
			$1,599,854	$1,582,784	$1,730,779	$1,712,918

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $178.5 million at March 31, 2019, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of March 31, 2019, letters of credit totaling approximately $170,000 were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2019, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $19.4 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2019, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2019 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2019	$2,545
2020	3,566
2021	72,193
2022	4,436
2023	254,768
Thereafter	1,262,346
Subtotal	1,599,854
Net discount and debt origination costs	(17,070)
Total	$1,582,784

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2019	December 31, 2018
Assets (Liabilities)(1):
April 13, 2016	January 1, 2021	175,000	1 month LIBOR	1.03%	$3,773	$4,948
March 1, 2018	January 31, 2021	40,000	1 month LIBOR	2.47%	(156)	(6)
August 14, 2018	January 1, 2021	150,000	1 month LIBOR	2.20%	180	807
Total		$365,000			$3,797	$5,749

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2019	2018
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI on derivative	$(1,952)	$2,739

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$3,953	$—	$3,953	$—
Total assets	$3,953	$—	$3,953	$—

Liabilities:
Interest rate swaps (other liabilities)	$156	$—	$156	$—
Total liabilities	$156	$—	$156	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$5,755	$—	$5,755	$—
Total assets	$5,755	$—	$5,755	$—

Liabilities:
Interest rate swaps (other liabilities)	$6	$—	$6	$—
Total liabilities	$6	$—	$6	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2019	December 31, 2018
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,116,493	1,085,138
Level 3 Significant Unobservable Inputs	452,278	583,337
Total fair value of debt	$1,568,771	$1,668,475

Recorded value of debt	$1,582,784	$1,712,918

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

9. Shareholders' Equity of the Company

Dividend Declaration

In January 2019, the Company's Board of Directors declared a $0.35 cash dividend per common which was paid during the first quarter of 2019, to each shareholder of record on January 31, 2019, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In February 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on May 15, 2019 to each shareholder of record on April 30, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. A liability in the amount of approximately $35.2 million was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2019.

Share Repurchase Program

In May 2017, the Company announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019. During 2017 and 2018, we repurchased an aggregate of approximately 2.8 million common shares on the open market at an average price of $24.48, totaling approximately $69.3 million.

In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of our outstanding common shares for a total authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased are as follows:

	Three months ended March 31,
	2019	2018
Total number of shares purchased	—	443,700
Average price paid per share	$—	$22.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,990

The remaining amount authorized to be repurchased under the program as of March 31, 2019 was approximately $100.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2019 and March 31, 2018:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(443,700)	(443,700)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance March 31, 2018	1,000,000	4,995,433	93,382,583	98,378,016

Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance March 31, 2019	1,000,000	4,960,684	93,102,666	98,063,350

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company's earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$62,331	$22,838
Less allocation of earnings to participating securities	(611)	(263)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$61,720	$22,575
Denominator:
Basic weighted average common shares	93,303	93,644
Diluted weighted average common shares	93,303	93,644
Basic earnings per common share:
Net income	$0.66	$0.24
Diluted earnings per common share:
Net income	$0.66	$0.24

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no securities which had a dilutive effect on earnings per common share for the three months ended March 31, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2019 and March 31, 2018 approximately 1.2 million and 1.0 million notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2019 and March 31, 2018, approximately 528,000 and 564,000 options were excluded from the computation, respectively, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2019	2018
Numerator:
Net income attributable to partners of the Operating Partnership	$65,646	$24,055
Less allocation of earnings to participating securities	(611)	(263)
Net income available to common unitholders of the Operating Partnership	$65,035	$23,792
Denominator:
Basic weighted average common units	98,264	98,640
Diluted weighted average common units	98,264	98,640
Basic earnings per common unit:
Net income	$0.66	$0.24
Diluted earnings per common unit:
Net income	$0.66	$0.24

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three months ended March 31, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2019 and March 31, 2018 approximately 1.2 million and 1.0 million units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2019, approximately 528,000 and  564,000 options were excluded from the computation, respectively, as they were anti-dilutive.

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

13. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (as amended and restated on April 4, 2014, the "Plan"), which covers our non-employee directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Restricted common shares	$2,513	$2,376
Notional unit performance awards	1,262	937
Options	43	79
Total equity-based compensation	$3,818	$3,392

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Equity-based compensation expense capitalized	$92	$264

Restricted Common Share and Restricted Share Unit Awards

During February 2019, the Company granted approximately 309,000 in restricted common shares and restricted share units to the Company's non-employee directors and the Company's senior executive officers. The grant date fair value of the awards ranged from $19.01 to $21.73 per share. The non-employee directors' restricted common shares vest ratably over a three year period and the senior executive officers' restricted shares (other than our Chief Executive Officer's) vest ratably over a three or five year period. Our Chief Executive Officer’s restricted shares vest on the first anniversary of the grant date and his restricted share units vest in two equal installments on the second and third anniversaries of the grant date. For the restricted shares and units issued to our Chief Executive Officer, the award agreements require him to hold shares or units issued to him for a minimum of three years following vesting or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees' maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 81,000 and 89,000 for the three months ended March 31, 2019 and 2018, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $1.8 million for the three months ended March 31, 2019 and $2.1 million for the three months ended March 31, 2018. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2019 Outperformance Plan

In February 2019, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2019 Outperformance Plan (the “2019 OPP"). The 2019 OPP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, with respect to our Chief Executive Officer, retirement or (c) due to death or disability).

The following table sets forth 2019 OPP performance targets and other relevant information about the 2019 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	19.1% - 29.5%
Percentage of units to be earned	20%-100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30th - 80th
Percentage of units to be earned	20%-100%

Maximum number of restricted common shares that may be earned	531,827
Grant date fair value per share	$12.09

(1)
The number of restricted common shares received under the 2019 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2019 OPP awards granted during the three months ended March 31, 2019 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	2.6%
Expected dividend yield (2)	5.3%
Expected volatility (3)	24%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	1,851	(1,166)	685	98	(62)	36
Reclassification out of accumulated other comprehensive income into interest expense	—	(687)	(687)	—	(37)	(37)
Balance March 31, 2019	$(30,759)	$3,606	$(27,153)	$(1,672)	$191	$(1,481)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.4 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2019.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2019 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	1,949	(1,228)	721
Reclassification out of accumulated other comprehensive income into interest expense	—	(724)	(724)
Balance March 31, 2019	$(32,431)	$3,797	$(28,634)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $2.4 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2019.

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2019	March 31, 2018
Costs relating to construction included in accounts payable and accrued expenses	$12,791	$18,978

Dividends payable were as follows (in thousands):

	As of	As of
	March 31, 2019	March 31, 2018
Dividends payable	$35,199	$—

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest paid	$16,022	$15,903

Information related to non-cash assets and liabilities recorded as a result of the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”) as of March 31, 2019 was as follows (in thousands):

March 31, 2019
Non-Cash operating lease right-of-use assets exchanged for operating lease liabilities	$87,679
Non-Cash operating lease liabilities exchanged for operating right-of-use assets	92,354

The difference between the recorded operating lease liabilities and operating right-of-use assets represents the accrued straight-line rent liability of $5.0 million and our prepaid rent balances of $307,000 previously recognized under Accounting Standards Codification Topic 840 “Leases” ("ASC 840") that were reclassified to the operating leases right-of use assets under ASC 842.

17. Leases

On January 1, 2019, we adopted ASC 842, which supersedes ASC 840. We adopted ASC 842 using the modified retrospective approach, whereby there was no cumulative effect adjustments on the adoption and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Accordingly, our leases and lease related costs, as both lessee and lessor, and lease related receivables, as lessor, are presented under ASC 842 as of and for the three months ended March 31, 2019 and under ASC 840 as of December 31, 2018 and for the three months ended March 31, 2018.

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. As a result of the adoption of ASC 842, the amounts disclosed in our 2018 10-Q as base rentals, percentage rentals and expense reimbursements have now been combined into rental revenues on the consolidated statements of operations to conform to the current year presentation. In addition, certain amounts previously included in expense reimbursements in our 2018 10-Q, which are not related to leases have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation, see Note 4 for additional details.

ASC 842 requires certain other accounting changes effective January 1, 2019 where prior year amounts are not reclassified or restated. Uncollectible tenant revenues previously recorded in general and administrative expense are recorded in rental revenues as a contra-revenue account in 2019. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three months ended March 31, 2019, we recorded a straight-line rent adjustment of $1.5 million in rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized, however, indirect internal leasing costs previously capitalized are now expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease. For the three months ended March 31, 2019, lease costs of approximately $1.1 million were expensed which would have been capitalized under ASC 840.

As a lessee, the new standard also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation. We elected the package of practical expedients which, among other items, precludes us from needing to reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) initial direct costs for any existing leases.

Information as Lessor Under ASC 842

As of March 31, 2019, we were the lessor to over 2,300 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2032, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the three months ended March 31, 2019, the components of rental revenues are as follows (in thousands):

Rental revenues - fixed	$93,459
Rental revenues - variable (1)	26,495
Rental revenues	$119,954

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of March 31, 2019, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

For the remainder of 2019	$241,203
2020	308,442
2021	270,437
2022	235,196
2023	200,954
2024	166,256
Thereafter	291,784
$1,714,272

Information as Lessor Under ASC 840

As of December 31, 2018, we were the lessor to over 2600 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2033. The majority of our leases contain provisions which provide additional rents based on tenants' sales volume. Percentage rentals are recognized when specified targets that trigger the contingent rent are met.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2018, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

2019	$285,343
2020	265,361
2021	229,553
2022	195,808
2023	164,845
Thereafter	364,844
$1,505,754

Information as Lessee Under ASC 842

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities, of $90.4 million and $95.1 million, respectively, as of January 1, 2019 equal to the present value of the minimum lease payments required under each lease. The difference between the recorded operating lease liability and operating right-of-use assets represents the accrued straight-line rent liability and our prepaid rent balances previously recognized under ASC 840.  In March 2019, we sold our Ocean City outlet center, which had an operating lease right-of-use asset and operating lease liability of approximately $2.5 million.

Our non-cancelable operating leases, with terms in excess of one year, have terms, including certain extension options, that expire from 2028 to 2101. Certain extension options, which are reasonably certain at inception, are used in the calculation of our operating lease right-of-use assets based on the economic life of the asset. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The majority of our operating lease expense is related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina.

For the three months ended March 31, 2019, the components of lease costs are as follows (in thousands):

Operating lease costs	$1,404
Short-term lease costs	591
Variable lease costs (1)	78
Total lease costs	$2,073

(1)	Our variable lease costs relate to our ground leases where increases in payments are based on center financial performance.

The discount rate applied to measure each operating lease right-of-use asset and operating lease liability is based on our incremental borrowing rate ("IBR"). We consider the general economic environment and our credit rating and factor in various financing and asset specific adjustments to ensure the IBR is appropriate based on the intended use of the underlying lease. The lease term and discount rates are as follows:

March 31, 2019
Weighted - average remaining lease term (years)	51
Weighted - average discount rate	5.0%

Cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

March 31, 2019
Operating cash outflows related to operating leases	$1,403

Maturities of lease liabilities as of March 31, 2019 for the next five years and thereafter are as follows (in thousands):

For the remainder of 2019	$4,168
2020	5,568
2021	5,613
2022	5,669
2023	5,709
2024	5,765
Thereafter	226,837
Total lease payments	$259,329
Less imputed interest	166,975
Present value of lease liabilities	$92,354

Information as Lessee Under ASC 840

As of December 31, 2018, our non-cancelable operating leases have terms, including certain extension options, that expire from 2019 to 2101. Rental payments for these leases totaled approximately $1.8 million for the three months ended March 31, 2018. As of December 31, 2018, the majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina. The contingent portion of our ground lease payments is based on center performance and/or changes in an index.

For operating leases as of December 31, 2018, minimum lease payments for the next five years and thereafter are as follows (in thousands):

2019	$7,526
2020	7,311
2021	7,140
2022	7,127
2023	7,167
Thereafter	258,438
Total minimum payment	$294,709

18. New Accounting Pronouncements

Recently adopted accounting standards (other than ASC 842 Leases)

In October 2018, the FASB issued Accounting Standards Update ("ASU") 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to Accounting Standards Codification 815. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The mandatory effective date for calendar year-end public companies was January 1, 2019. The adoption of ASU 2018-16 as of January 1, 2019 did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 amends prior employee share-based payment guidance to include nonemployee share-based payment transactions for acquiring services or property. This ASU now aligns the determination of the measurement date, the accounting for performance conditions, and the accounting for share-based payments after vesting in addition to other items. The provisions of ASU 2018-07 were effective for us as of January 1, 2019 using a modified transition method upon adoption, and early adoption was permitted. The adoption of ASU 2018-07 as of January 1, 2019 did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance made more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amended the presentation and disclosure requirements and changed how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The adoption of ASU 2017-12 as of January 1, 2019 did not have a material impact on our consolidated financial statements.

Recently issued accounting standards to be adopted

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

In June 2016, the FASB issued ASU No. 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments - Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2019 with the three months ended March 31, 2018. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term "Company" refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms "we", "our" and "us" refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; repurchase of the Company's shares; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the potential phasing out of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, including the recent changes in the U.S. federal income taxation of U.S. businesses; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors set forth under Item 1A - "Risk Factors" in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2018.

General Overview

As of March 31, 2019, we had 32 consolidated outlet centers in 19 states totaling 12.0 million square feet. We also had 8 unconsolidated outlet centers in 6 states or provinces totaling 2.4 million square feet. During the three months ended March 31, 2019, we closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million, and total net proceeds of approximately $128.2 million. The four properties are located in Nags Head, North Carolina; Ocean City, Maryland; Park City, Utah; and Williamsburg, Iowa and represented 6.8% of the Company's consolidated portfolio square footage.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2018 to March 31, 2019 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2018		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Other		2	—	—	—
As of March 31, 2019		12,047	32	2,371	8

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2019. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,109	98
Riverhead, New York (1)	100	729,778	95
Rehoboth Beach, Delaware (1)	100	557,353	97
Foley, Alabama	100	554,673	94
Atlantic City, New Jersey (1) (3)	100	489,706	80
San Marcos, Texas	100	471,816	95
Sevierville, Tennessee (1)	100	447,815	99
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Jeffersonville, Ohio	100	411,866	94
Glendale, Arizona (Westgate)	100	410,734	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	100
Charleston, South Carolina	100	382,180	99
Lancaster, Pennsylvania	100	376,997	92
Pittsburgh, Pennsylvania	100	372,883	97
Commerce, Georgia	100	371,408	94
Grand Rapids, Michigan	100	357,103	96
Fort Worth, Texas	100	351,741	97
Daytona Beach, Florida	100	351,721	98
Branson, Missouri	100	329,861	98
Southaven, Mississippi (2) (3)	50	324,703	94
Locust Grove, Georgia	100	321,082	97
Gonzales, Louisiana	100	321,066	96
Mebane, North Carolina	100	318,886	99
Howell, Michigan	100	314,438	92
Mashantucket, Connecticut (Foxwoods) (1)	100	311,539	93
Tilton, New Hampshire	100	250,107	96
Hershey, Pennsylvania	100	249,696	99
Hilton Head II, South Carolina	100	206,564	88
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	97
Blowing Rock, North Carolina	100	104,009	95
Totals		12,047,341	95

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,697	97
Columbus, Ohio (1)	50	355,245	95
Ottawa, Ontario	50	355,013	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	97
National Harbor, Maryland (1)	50	341,156	96
Cookstown, Ontario	50	307,779	97
Bromont, Quebec	50	161,449	77
Saint-Sauveur, Quebec (1)	50	99,405	94
Total		2,371,449	95

(1)	Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance ("CAM")) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended March 31, 2019 and 2018:

	Trailing twelve months ended March 31, 2019(1),(2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	81	388	$33.32	$45.13	7.83	$27.56
Renewal	280	1,404	$34.37	$0.49	3.82	$34.24

	Trailing twelve months ended March 31, 2018(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	84	415	$34.32	$70.88	8.55	$26.03
Renewal	262	1,300	$29.25	$0.25	4.07	$29.19

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

NET INCOME
Net income in the 2019 period was $65.8 million as compared to net income of $23.7 million for the 2018 period. The increase in net income is primarily due to the $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in March 2019.

In the tables below, information set forth for properties disposed includes the Nags Head, Ocean City, Park City and Williamsburg outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $702,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of leasing revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$110,822	$111,564	$(742)
Rental revenues from properties disposed	6,402	6,541	(139)
Straight-line rent adjustments	1,970	1,948	22
Lease termination fees	1,130	1,051	79
Amortization of above and below market rent adjustments, net	(370)	(448)	78
	$119,954	$120,656	$(702)

Rental revenues from existing properties decreased primarily due to lower average occupancy and rent modifications for certain tenants, in large part as a result of a number of bankruptcy filings and other tenant closures during 2018 and 2019.

As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three months ended March 31, 2019, we recorded $1.5 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis. These incremental straight-line rent adjustments were primarily offset by the write-off of straight-line rents related to certain bankrupt tenants.

OTHER REVENUES
Other revenues increased $179,000 in the 2019 period as compared to the 2018 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2019	2018	Increase/(Decrease)
Other revenues from existing properties	$1,805	$1,633	$172
Other revenues from properties disposed	54	47	7
	$1,859	$1,680	$179

PROPERTY OPERATING EXPENSES
Property operating expenses increased $159,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$38,480	$38,617	$(137)
Properties operating expenses from properties disposed	2,592	2,250	342
Other property operating expenses	1,305	1,351	(46)
	$42,377	$42,218	$159

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.0 million in the 2019 period compared to the 2018 period primarily as a result of the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.4 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2018 period to the 2019 period (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization from existing properties	$30,504	$31,788	$(1,284)
Depreciation and amortization from properties disposed	1,256	1,335	(79)
	$31,760	$33,123	$(1,363)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the third quarter of 2018.

INTEREST EXPENSE
Interest expense increased $507,000 in the 2019 period compared to the 2018 period primarily due to higher interest rates related to $150.0 million of interest rate swap agreements. In August 2018, certain 30-day LIBOR interest rate swaps with a rate of 1.30% expired and were replaced with new interest rate swaps with a rate of 2.20%. In addition, the average 30-day LIBOR interest rate for our unsecured lines of credit was 2.50% in the 2019 period compared to 1.65% for the 2018 period. These two factors were partially offset by the utilization of operating cash flows to reduce amounts outstanding on our unsecured lines of credit during the past 12 months.

GAIN ON SALE OF ASSETS
In March 2019, we sold our Nags Head, Ocean City, Park City and Williamsburg outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $565,000 in the 2019 period compared to the 2018 period. The decrease in equity in earnings of unconsolidated joint ventures was primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2019 period was 2.50% compared to 1.65% for the 2018 period.

In addition, interest rates on the outstanding mortgages at both our Charlotte and National Harbor joint ventures were converted from variable to fixed due to debt refinancings in 2018. In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. This loan replaced the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%. In December 2018, the National Harbor joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. This loan replaced the $87.0 million construction loan with an interest rate of LIBOR + 1.65%.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured lines of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company which will, in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

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

In May 2017, the Company announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019. During 2017 and 2018, we repurchased an aggregate of approximately 2.8 million common shares on the open market at an average price of $24.48, totaling approximately $69.3 million.

In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of our outstanding common shares for a total remaining authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased were as follows:

	Three months ended March 31,	Three months ended March 31,
	2019	2018
Total number of shares purchased	—	443,700
Average price paid per share	$—	$22.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,990

The remaining amount authorized to be repurchased under the program as of March 31, 2019 was approximately $100.0 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

In January 2019, the Company's Board of Directors declared a $0.35 cash dividend per common which was paid during the first quarter of 2019, to each shareholder of record on January 31, 2019, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. In February 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on May 15, 2019 to each shareholder of record on April 30, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$33,214	$49,966	$(16,752)
Net cash provided by (used in) investing activities	127,273	(14,082)	141,355
Net cash used in financing activities	(167,898)	(38,568)	(129,330)
Effect of foreign currency rate changes on cash and equivalents	(10)	(28)	18
Net decrease in cash and cash equivalents	$(7,421)	$(2,712)	$(4,709)

Operating Activities

The decrease in net cash provided by operating activities in the 2019 period is primarily due to reductions in working capital.

Investing Activities

The primary cause for the increase in net cash provided by investing activities was due to the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers for net proceeds of approximately $128.2 million in the 2019 period. In addition, the 2019 period had lower levels of development activity than the 2018 period and higher amounts of distributions received from joint ventures.

Financing Activities

The primary cause for the increase in net cash used in financing activities was due the use of the proceeds from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers to pay down our unsecured lines of credit. During the 2018 period, we repurchased a portion of our outstanding common shares with a value of approximately $10.0 million. No common share repurchases were made in the 2019 period.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2019	2018	Change
Capital expenditures analysis:
New outlet center developments and expansions	$939	$851	$88
Major outlet center renovations	197	900	(703)
Second generation tenant allowances	2,974	2,926	48
Other capital expenditures	2,907	1,823	1,084
	7,017	6,500	517
Conversion from accrual to cash basis	2,889	13,214	(10,325)
Additions to rental property-cash basis	$9,906	$19,714	$(9,808)

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

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Non-GAAP Supplemental Earnings Measures - Funds From Operations" below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in earnings or liquidity.

Financing Arrangements

As of March 31, 2019, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership's obligations under our lines of credit. As of March 31, 2019, we had $584.8 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $170,000.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company is a well-known seasoned issuer with a joint shelf registration on Form S-3 with the Operating Partnership, expiring in March 2021, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022. At March 31, 2019, amounts outstanding under our unsecured lines of credit, which provide for borrowings up to $600.0 million, totaled $15.0 million.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	49%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	196%

OFF-BALANCE SHEET ARRANGEMENTS

We have partial ownership interests in 8 unconsolidated outlet centers totaling approximately 2.4 million square feet, including 4 outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2019 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	9.4	May 2020	5.75%	31.9%	3.0
Debt premium and debt origination costs	(1.4)
	$368.0				$19.4

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2018 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. There have been no material changes to these policies in 2019, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 17 -Leases to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

Funds From Operations ("FFO") is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP.  We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO, which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. NAREIT has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

Below is a reconciliation of net income to FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2019	2018
Net income	$65,841	$23,685
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	31,148	32,542
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,130	3,229
Gain on sale of assets	(43,422)	—
FFO	56,697	59,456
FFO attributable to noncontrolling interests in other consolidated partnerships	(195)	370
Allocation of earnings to participating securities	(611)	(477)
FFO available to common shareholders (1)	$55,891	$59,349
FFO available to common shareholders per share - diluted (1)	$0.57	$0.60

Weighted Average Shares:
Basic weighted average common shares	93,303	93,644
Diluted weighted average common shares (for earnings per share computations)	93,303	93,644
Exchangeable operating partnership units	4,961	4,996
Diluted weighted average common shares (for FFO per share computations) (1)	98,264	98,640

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

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income or FFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2019	2018
Net income	$65,841	$23,685
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,629)	(2,194)
Interest expense	16,307	15,800
Gain on sale of assets	(43,422)	—
Other non-operating income	(224)	(209)
Depreciation and amortization	31,760	33,123
Other non-property expense	161	388
Corporate general and administrative expenses	12,118	10,754
Non-cash adjustments(1)	(1,472)	(1,367)
Lease termination fees	(1,130)	(1,051)
Portfolio NOI	78,310	78,929
Non-same center NOI(2)	(4,084)	(4,367)
Same Center NOI	$74,226	$74,562

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

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

A portion of our rental revenues are derived from rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales.

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2018, five of our tenants filed for bankruptcy protection and during the three months ended March 31, 2019, three of our tenants have filed for bankruptcy protection. Largely due to the number of bankruptcy filings, store closings and rent adjustments in 2018, along with the expectations of further bankruptcies, brand-wide restructurings by retailers and potential select rent adjustments in 2019, we currently expect our Same Center NOI for 2019 to decline compared to 2018. If the combined level of bankruptcy filings, store closings and rent adjustments during 2019 are a greater level than we currently anticipate, our 2019 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants' leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2019, we had approximately 1.3 million square feet, or 11% of our consolidated portfolio at that time coming up for renewal during 2019, excluding the outlet centers sold in March 2019. As of March 31, 2019, we had renewed approximately 58% of this space. In addition, for the rolling twelve months ended March 31, 2019, we completed renewals and re-tenanted space totaling 1.8 million square feet at a blended 4.7% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 95.4% and 95.9% as of March 31, 2019 and 2018, respectively.

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
Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $365.0 million. See Note 7 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of March 31, 2019, 3% of our outstanding consolidated debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $514,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2019	December 31, 2018
Fair value of debt	$1,568,771	$1,668,475
Recorded value of debt	$1,582,784	$1,712,918

A 100 basis point increase from prevailing interest rates at March 31, 2019 and December 31, 2018 would result in a decrease in fair value of total consolidated debt of approximately $65.7 million and $65.6 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019. During the three months ended March 31, 2019, the Company implemented changes to its internal controls related to the adoption of the lease accounting standard ASC 842. There were no other changes to the Company's internal control over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership's general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership's general partner of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on this evaluation, the Chief Executive Officer of the Operating Partnership's general partner, and the Vice-President and Treasurer of the Operating Partnership's general partner, have concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2019. During the three months ended March 31, 2019, the Operating Partnership implemented changes to its internal controls related to the adoption of the lease accounting standard ASC 842.There were no other changes to the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 19, 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  In February 2019, the Company's Board of Directors authorized the repurchase of up to an additional $44.3 million of its outstanding common shares for a total remaining authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2019 to January 31, 2019	—	$—	—	$55.7
February 1, 2019 to February 28, 2019	—	—	—	100.0
March 1, 2019 to March 31, 2019	—	—	—	100.0
Total	—	$—	—	$100.0

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101***
The following financial statements from Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership's dual Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Other Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* Filed herewith.
** Furnished herewith.
*** Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 7, 2019

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)