Form 10-Q
period 2019-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2019-08-05
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(336) 292-3010
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, there were 93,544,267 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership and its subsidiaries. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,544,267 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership. The individuals that comprise the Company’s Board of Directors are also the same individuals that make up Tanger GP Trust’s Board of Trustees.

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

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

As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership through its wholly-owned subsidiaries, the Tanger GP Trust and Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company’s income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report.

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

Noncontrolling interests, shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Non-Company LPs are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections, as applicable, for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•	Debt of the Company and the Operating Partnership;

•	Shareholders’ Equity, if applicable, and Partners’ Equity;

•	Earnings Per Share and Earnings Per Unit;

•	Accumulated Other Comprehensive Income of the Company and the Operating Partnership;

•	Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2019	December 31, 2018
Assets
Rental property:
Land	$267,966	$278,428
Buildings, improvements and fixtures	2,651,300	2,764,649
Construction in progress	—	3,102
	2,919,266	3,046,179
Accumulated depreciation	(966,805)	(981,305)
Total rental property, net	1,952,461	2,064,874
Cash and cash equivalents	7,379	9,083
Investments in unconsolidated joint ventures	96,299	95,969
Deferred lease costs and other intangibles, net	104,286	116,874
Operating lease right-of-use assets	87,430	—
Prepaids and other assets	95,913	98,102
Total assets	$2,343,768	$2,384,902
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,137,629	$1,136,663
Unsecured term loan, net	347,102	346,799
Mortgages payable, net	85,661	87,471
Unsecured lines of credit, net	15,917	141,985
Total debt	1,586,309	1,712,918
Accounts payable and accrued expenses	60,324	82,676
Operating lease liabilities	92,092	—
Other liabilities	88,235	83,773
Total liabilities	1,826,960	1,879,367
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,544,267 and 93,941,783 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	935	939
Paid in capital	778,026	778,845
Accumulated distributions in excess of net income	(262,764)	(272,454)
Accumulated other comprehensive loss	(25,415)	(27,151)
Equity attributable to Tanger Factory Outlet Centers, Inc.	490,782	480,179
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	26,026	25,356
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	516,808	505,535
Total liabilities and equity	$2,343,768	$2,384,902

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$112,385	$116,518	$232,339	$237,174
Management, leasing and other services	1,245	1,142	2,587	2,340
Other revenues	2,077	2,051	3,936	3,732
Total revenues	115,707	119,711	238,862	243,246
Expenses:
Property operating	36,726	37,946	79,103	80,164
General and administrative	16,473	10,997	28,618	22,109
Depreciation and amortization	31,146	32,694	62,906	65,817
Total expenses	84,345	81,637	170,627	168,090
Other income (expense):
Interest expense	(15,134)	(16,181)	(31,441)	(31,981)
Gain on sale of assets	—	—	43,422	—
Other income (expense)	(3,417)	191	(3,193)	400
Total other income (expense)	(18,551)	(15,990)	8,788	(31,581)
Income before equity in earnings of unconsolidated joint ventures	12,811	22,084	77,023	43,575
Equity in earnings of unconsolidated joint ventures	1,646	2,206	3,275	4,400
Net income	14,457	24,290	80,298	47,975
Noncontrolling interests in Operating Partnership	(730)	(1,229)	(4,045)	(2,446)
Noncontrolling interests in other consolidated partnerships	—	(92)	(195)	278
Net income attributable to Tanger Factory Outlet Centers, Inc.	$13,727	$22,969	$76,058	$45,807

Basic earnings per common share:
Net income	$0.15	$0.24	$0.81	$0.48
Diluted earnings per common share:
Net income	$0.15	$0.24	$0.81	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$14,457	$24,290	$80,298	$47,975
Other comprehensive income (loss):
Foreign currency translation adjustments	5,443	(2,002)	7,392	(5,097)
Change in fair value of cash flow hedges	(3,613)	844	(5,565)	3,583
Other comprehensive income (loss)	1,830	(1,158)	1,827	(1,514)
Comprehensive income	16,287	23,132	82,125	46,461
Comprehensive income attributable to noncontrolling interests	(822)	(1,262)	(4,331)	(2,091)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$15,465	$21,870	$77,794	$44,370
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2018	$944	$776,753	$(194,416)	$(19,623)	$563,658	$29,833	$—	$593,491
Net income	—	—	22,969	—	22,969	1,229	92	24,290
Other comprehensive loss	—	—	—	(1,099)	(1,099)	(59)	—	(1,158)
Compensation under Incentive Award Plan	—	3,940	—	—	3,940	—	—	3,940
Repurchase of 475,549 common shares, including transaction costs	(5)	(9,995)	—	—	(10,000)	—	—	(10,000)
Adjustment for noncontrolling interests in Operating Partnership	—	179	—	—	179	(179)	—	—
Common dividends ($0.35 per share)	—	—	(33,059)	—	(33,059)	—	—	(33,059)
Distributions to noncontrolling interests	—	—	—	—	—	(1,748)	(92)	(1,840)
Balance, June 30, 2018	$939	$770,877	$(204,506)	$(20,722)	$546,588	$29,076	$—	$575,664

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	45,807	—	45,807	2,446	(278)	47,975
Other comprehensive loss	—	—	—	(1,437)	(1,437)	(77)	—	(1,514)
Compensation under Incentive Award Plan	—	7,596	—	—	7,596	—	—	7,596
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	558	—	—	558	(558)	—	—
Common dividends ($0.6925 per share)	—	—	(65,448)	—	(65,448)	—	—	(65,448)
Distributions to noncontrolling interests	—	—	—	—	—	(3,459)	(167)	(3,626)
Balance, June 30, 2018	$939	$770,877	$(204,506)	$(20,722)	$546,588	$29,076	$—	$575,664

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2019	$941	$780,936	$(276,491)	$(27,153)	$478,233	$25,210	$—	$503,443
Net income	—	—	13,727	—	13,727	730	—	14,457
Other comprehensive income	—	—	—	1,738	1,738	92	—	1,830
Compensation under Incentive Award Plan	—	7,078	—	—	7,078	—	—	7,078
Repurchase of 558,399 common shares, including transaction costs	(6)	(9,994)	—	—	(10,000)	—	—	(10,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	18	18
Adjustment for noncontrolling interests in Operating Partnership	—	6	—	—	6	(6)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Balance, June 30, 2019	$935	$778,026	$(262,764)	$(25,415)	$490,782	$26,026	$—	$516,808

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	76,058	—	76,058	4,045	195	80,298
Other comprehensive income	—	—	—	1,736	1,736	91	—	1,827
Compensation under Incentive Award Plan	—	10,988	—	—	10,988	—	—	10,988
Grant of 242,167 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 558,399 common shares, including transaction costs	(6)	(9,994)	—	—	(10,000)	—	—	(10,000)
Withholding of 81,284 common shares for employee income taxes	(1)	(1,780)	—	—	(1,781)	—	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	—	—	36	36
Adjustment for noncontrolling interests in Operating Partnership	—	(30)	—	—	(30)	30	—	—
Common dividends ($0.705 per share)	—	—	(66,368)	—	(66,368)	—	—	(66,368)
Distributions to noncontrolling interests	—	—	—	—	—	(3,496)	(231)	(3,727)
Balance, June 30, 2019	$935	$778,026	$(262,764)	$(25,415)	$490,782	$26,026	$—	$516,808

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$80,298	$47,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,906	65,817
Amortization of deferred financing costs	1,497	1,532
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(3,275)	(4,400)
Equity-based compensation expense	10,799	7,045
Amortization of debt (premiums) and discounts, net	220	204
Amortization (accretion) of market rent rate adjustments, net	753	1,251
Straight-line rent adjustments	(4,886)	(3,294)
Distributions of cumulative earnings from unconsolidated joint ventures	3,154	4,332
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	(577)	3,738
Accounts payable and accrued expenses	(18,384)	(8,833)
Net cash provided by operating activities	92,721	115,367
INVESTING ACTIVITIES
Additions to rental property	(22,402)	(41,212)
Additions to investments in unconsolidated joint ventures	(1,695)	(1,497)
Net proceeds from sale of assets	128,248	—
Additions to non-real estate assets	(480)	(1,114)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,303	13,911
Additions to deferred lease costs	(4,119)	(2,821)
Other investing activities	4,476	4,032
Net cash provided by (used) in investing activities	116,331	(28,701)
FINANCING ACTIVITIES
Cash dividends paid	(66,368)	(65,448)
Distributions to noncontrolling interests in Operating Partnership	(3,496)	(3,459)
Proceeds from revolving credit facility	207,500	295,600
Repayments of revolving credit facility	(334,100)	(280,000)
Repayments of notes, mortgages and loans	(1,661)	(10,169)
Repurchase of common shares, including transaction costs	(10,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,615)
Proceeds from other financing activities	36	445
Payment for other financing activities	(805)	(741)
Net cash used in financing activities	(210,740)	(88,453)
Effect of foreign currency rate changes on cash and cash equivalents	(16)	(53)
Net decrease in cash and cash equivalents	(1,704)	(1,840)
Cash and cash equivalents, beginning of period	9,083	6,101
Cash and cash equivalents, end of period	$7,379	$4,261
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2019	December 31, 2018
Assets
Rental property:
Land	$267,966	$278,428
Buildings, improvements and fixtures	2,651,300	2,764,649
Construction in progress	—	3,102
	2,919,266	3,046,179
Accumulated depreciation	(966,805)	(981,305)
Total rental property, net	1,952,461	2,064,874
Cash and cash equivalents	7,345	8,991
Investments in unconsolidated joint ventures	96,299	95,969
Deferred lease costs and other intangibles, net	104,286	116,874
Operating lease right-of-use assets	87,430	—
Prepaids and other assets	95,628	97,832
Total assets	$2,343,449	$2,384,540
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,137,629	$1,136,663
Unsecured term loan, net	347,102	346,799
Mortgages payable, net	85,661	87,471
Unsecured lines of credit, net	15,917	141,985
Total debt	1,586,309	1,712,918
Accounts payable and accrued expenses	60,005	82,314
Operating lease liabilities	92,092	—
Other liabilities	88,235	83,773
Total liabilities	1,826,641	1,879,005
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,000,000 units outstanding at June 30, 2019 and December 31, 2018	5,018	4,914
Limited partners, 4,960,684 and 4,960,684 Class A common units, and 92,544,267 and 92,941,783 Class B common units outstanding at June 30, 2019 and December 31, 2018, respectively	538,594	529,252
Accumulated other comprehensive loss	(26,804)	(28,631)
Total partners’ equity	516,808	505,535
Noncontrolling interests in consolidated partnerships	—	—
Total equity	516,808	505,535
Total liabilities and equity	$2,343,449	$2,384,540
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$112,385	$117,080	$232,339	$238,322
Management, leasing and other services	1,245	630	2,587	1,243
Other revenues	2,077	2,001	3,936	3,681
Total revenues	115,707	119,711	238,862	243,246
Expenses:
Property operating	36,726	37,946	79,103	80,164
General and administrative	16,473	10,997	28,618	22,109
Depreciation and amortization	31,146	32,694	62,906	65,817
Total expenses	84,345	81,637	170,627	168,090
Other income (expense):
Interest expense	(15,134)	(16,181)	(31,441)	(31,981)
Gain on sale of assets	—	—	43,422	—
Other income (expense)	(3,417)	191	(3,193)	400
Total other income (expense)	(18,551)	(15,990)	8,788	(31,581)
Income before equity in earnings of unconsolidated joint ventures	12,811	22,084	77,023	43,575
Equity in earnings of unconsolidated joint ventures	1,646	2,206	3,275	4,400
Net income	14,457	24,290	80,298	47,975
Noncontrolling interests in consolidated partnerships	—	(92)	(195)	278
Net income available to partners	14,457	24,198	80,103	48,253
Net income available to limited partners	14,311	23,954	79,294	47,768
Net income available to general partner	$146	$244	$809	$485

Basic earnings per common unit:
Net income	$0.15	$0.24	$0.81	$0.48
Diluted earnings per common unit:
Net income	$0.15	$0.24	$0.81	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$14,457	$24,290	$80,298	$47,975
Other comprehensive income (loss):
Foreign currency translation adjustments	5,443	(2,002)	7,392	(5,097)
Changes in fair value of cash flow hedges	(3,613)	844	(5,565)	3,583
Other comprehensive income (loss)	1,830	(1,158)	1,827	(1,514)
Comprehensive income	16,287	23,132	82,125	46,461
Comprehensive income (loss) attributable to noncontrolling interests in consolidated partnerships	—	(92)	(195)	278
Comprehensive income attributable to the Operating Partnership	$16,287	$23,040	$81,930	$46,739
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2018	$5,743	$608,449	$(20,701)	$593,491	$—	$593,491
Net income	244	23,954	—	24,198	92	24,290
Other comprehensive loss	—	—	(1,158)	(1,158)	—	(1,158)
Compensation under Incentive Award Plan	—	3,940	—	3,940	—	3,940
Repurchase of 475,549 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Common distributions ($0.35 per common unit)	(350)	(34,457)	—	(34,807)	—	(34,807)
Distributions to noncontrolling interests	—	—	—	—	(92)	(92)
Balance, June 30, 2018	$5,637	$591,886	$(21,859)	$575,664	$—	$575,664

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	485	47,768	—	48,253	(278)	47,975
Other comprehensive loss	—	—	(1,514)	(1,514)	—	(1,514)
Compensation under Incentive Award Plan	—	7,596	—	7,596	—	7,596
Grant of 355,184 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($0.6925 per common unit)	(692)	(68,215)	—	(68,907)	—	(68,907)
Distributions to noncontrolling interests	—	—	—	—	(167)	(167)
Balance, June 30, 2018	$5,637	$591,886	$(21,859)	$575,664	$—	$575,664

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2019	$5,227	$526,850	$(28,634)	$503,443	$—	$503,443
Net income	146	14,311	—	14,457	—	14,457
Other comprehensive income	—	—	1,830	1,830	—	1,830
Compensation under Incentive Award Plan	—	7,078	—	7,078	—	7,078
Repurchase of 558,399 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Reclassification of general and limited partner interest	(355)	355	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	809	79,294	—	80,103	195	80,298
Other comprehensive income	—	—	1,827	1,827	—	1,827
Compensation under Incentive Award Plan	—	10,988	—	10,988	—	10,988
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 558,399 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	36	36
Common distributions ($0.705 per common unit)	(705)	(69,159)	—	(69,864)	—	(69,864)
Distributions to noncontrolling interests	—	—	—	—	(231)	(231)
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$80,298	$47,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,906	65,817
Amortization of deferred financing costs	1,497	1,532
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(3,275)	(4,400)
Equity-based compensation expense	10,799	7,045
Amortization of debt (premiums) and discounts, net	220	204
Amortization (accretion) of market rent rate adjustments, net	753	1,251
Straight-line rent adjustments	(4,886)	(3,294)
Distributions of cumulative earnings from unconsolidated joint ventures	3,154	4,332
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	(562)	3,672
Accounts payable and accrued expenses	(18,341)	(8,842)
Net cash provided by operating activities	92,779	115,292
INVESTING ACTIVITIES
Additions to rental property	(22,402)	(41,212)
Additions to investments in unconsolidated joint ventures	(1,695)	(1,497)
Net proceeds from sale of assets	128,248	—
Additions to non-real estate assets	(480)	(1,114)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,303	13,911
Additions to deferred lease costs	(4,119)	(2,821)
Other investing activities	4,476	4,032
Net cash provided by (used) in investing activities	116,331	(28,701)
FINANCING ACTIVITIES
Cash distributions paid	(69,864)	(68,907)
Proceeds from revolving credit facility	207,500	295,600
Repayments of revolving credit facility	(334,100)	(280,000)
Repayments of notes, mortgages and loans	(1,661)	(10,169)
Repurchase of units, including transaction costs	(10,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,615)
Proceeds from other financing activities	36	445
Payment for other financing activities	(805)	(741)
Net cash used in financing activities	(210,740)	(88,453)
Effect of foreign currency on cash and cash equivalents	(16)	(53)
Net decrease in cash and cash equivalents	(1,646)	(1,915)
Cash and cash equivalents, beginning of period	8,991	6,050
Cash and cash equivalents, end of period	$7,345	$4,135
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2019, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.0 million square feet. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term, “Operating Partnership”, refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,544,267 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

We consolidate properties that are wholly-owned and properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities (“VIE”). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

Investments in real estate joint ventures that we do not control but may exercise significant influence on are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the joint venture’s net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

For certain investments in real estate joint ventures, we record our equity in the venture’s net income or loss under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte, Columbus, Galveston/Houston, and National Harbor joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

“Noncontrolling interests in the Operating Partnership” reflects the Non-Company LP’s percentage ownership of the Operating Partnership’s units. “Noncontrolling interests in other consolidated partnerships” consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

3. Disposition of Properties

During the six months ended June 30, 2019, the Company closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding the properties sold during the six months ended June 30, 2019:

Property	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422

The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	762	$96.3	$9.5
				$96.3
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(2.3)	$84.9
Charlotte(2)	Charlotte, NC	50.0%	399	(11.5)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.2)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(20.5)	79.7
				$(39.5)

As of December 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$96.0	$9.3
				$96.0
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(1.6)	$84.7
Charlotte(2)	Charlotte, NC	50.0%	398	(10.8)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.1)	94.5
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.0)	79.6
				$(32.5)

(1)	Net of debt origination costs and including premiums of $1.3 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Fee:
Management and marketing	$561	$565	$1,128	$1,133
Leasing and other fees	9	65	40	110
Expense reimbursements from unconsolidated joint ventures	675	512	1,419	1,097
Total Fees	$1,245	$1,142	$2,587	$2,340

Expense reimbursements from unconsolidated joint ventures were previously included in expense reimbursements in our June 30, 2018 Form 10-Q. As these revenues are not related to leases, the 2018 amounts have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation. See Note 17 for discussion of adoption of Accounting Standards Codification Topic 842 “Leases”.

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.9 million and $4.1 million as of June 30, 2019 and December 31, 2018, respectively) are amortized over the various useful lives of the related assets.

RioCan Canada

In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont, for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2019	December 31, 2018
Assets
Land	$90,579	$91,443
Buildings, improvements and fixtures	473,016	469,834
Construction in progress	4,207	2,841
	567,802	564,118
Accumulated depreciation	(121,741)	(113,713)
Total rental property, net	446,061	450,405
Cash and cash equivalents	15,345	16,216
Deferred lease costs and other intangibles, net	7,530	8,437
Prepaids and other assets	15,956	25,648
Total assets	$484,892	$500,706
Liabilities and Owners’ Equity
Mortgages payable, net	$368,072	$367,865
Accounts payable and other liabilities	12,932	13,414
Total liabilities	381,004	381,279
Owners’ equity	103,888	119,427
Total liabilities and owners’ equity	$484,892	$500,706

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2019	2018	2019	2018
Revenues	$23,575	$23,406	$47,038	$47,403
Expenses:
Property operating	9,611	8,958	19,400	18,886
General and administrative	62	54	152	253
Depreciation and amortization	6,317	6,545	12,427	12,907
Total expenses	15,990	15,557	31,979	32,046
Other income (expense):
Interest expense	(4,138)	(3,388)	(8,272)	(6,465)
Other income	60	55	126	107
Total other income (expense)	(4,078)	(3,333)	$(8,146)	$(6,358)
Net income	$3,507	$4,516	$6,913	$8,999
The Company and Operating Partnership’s share of:
Net income	$1,646	$2,206	$3,275	$4,400
Depreciation and amortization (real estate related)	$3,265	$3,325	$6,395	$6,554

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2019	December 31, 2018
Unsecured lines of credit	$18,500	$145,100
Unsecured term loan	$350,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					June 30, 2019		December 31, 2018
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$246,983	$250,000	$246,664
Senior notes	3.750%			December 2024	250,000	247,945	250,000	247,765
Senior notes	3.125%			September 2026	350,000	345,942	350,000	345,669
Senior notes	3.875%			July 2027	300,000	296,759	300,000	296,565

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	32,617	34,438	34,279	36,298
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,223	51,400	51,173
Unsecured term loan	LIBOR	+	0.90%	April 2024	350,000	347,102	350,000	346,799
Unsecured lines of credit	LIBOR	+	0.875%	October 2021	18,500	15,917	145,100	141,985
					$1,602,517	$1,586,309	$1,730,779	$1,712,918

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $176.8 million at June 30, 2019, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of June 30, 2019, letters of credit totaling approximately $170,000 were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2019, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $19.4 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2019, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2019 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2019	$1,708
2020	3,566
2021	75,693
2022	4,436
2023	254,768
Thereafter	1,262,346
Subtotal	1,602,517
Net discount and debt origination costs	(16,208)
Total	$1,586,309

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	June 30, 2019	December 31, 2018
Assets (Liabilities)(1):
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$1,842	$4,948
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(475)	(6)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(1,054)	807
July, 1, 2019 (2)	February 1, 2024	25,000	1	month LIBOR	1.75%	(129)	—
Total		$390,000				$184	$5,749

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

(2)	In June 2019, we entered into a $25.0 million forward starting interest rate swap agreement, effective July 1, 2019.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest Rate Swaps:
Amount of gain (loss) recognized in Other comprehensive income on derivative	$(3,613)	$844	$(5,565)	$3,583

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,842	$—	$1,842	$—
Total assets	$1,842	$—	$1,842	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,658	$—	$1,658	$—
Total liabilities	$1,658	$—	$1,658	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$5,755	$—	$5,755	$—
Total assets	$5,755	$—	$5,755	$—

Liabilities:
Interest rate swaps (other liabilities)	$6	$—	$6	$—
Total liabilities	$6	$—	$6	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2019	December 31, 2018
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,139,946	1,085,138
Level 3 Significant Unobservable Inputs	454,808	583,337
Total fair value of debt	$1,594,754	$1,668,475

Recorded value of debt	$1,586,309	$1,712,918

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

9. Shareholders’ Equity of the Company

Share Repurchase Program

In May 2017, the Company announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019. As of December 31, 2018, the remaining amount authorized to be repurchased under the program was approximately $55.7 million.

In February 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $44.3 million of our outstanding common shares for a total authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total number of shares purchased	558,399	475,549	558,399	919,249
Average price paid per share	$17.89	$21.01	$17.89	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,989	$9,990	$9,989	$19,980

The remaining amount authorized to be repurchased under the program as of June 30, 2019 was approximately $90.0 million.

10. Partners’ Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2019 and June 30, 2018:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
March 31, 2018	1,000,000	4,995,433	93,382,583	98,378,016
Repurchase of units	—	—	(475,549)	(475,549)
Balance June 30, 2018	1,000,000	4,995,433	92,907,034	97,902,467

Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance June 30, 2018	1,000,000	4,995,433	92,907,034	97,902,467

March 31, 2019	1,000,000	4,960,684	93,102,666	98,063,350
Repurchase of units	—	—	(558,399)	(558,399)
Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951

Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Repurchase of units	—	—	(558,399)	(558,399)
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$13,727	$22,969	$76,058	$45,807
Less allocation of earnings to participating securities	(114)	(313)	(725)	(576)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$13,613	$22,656	$75,333	$45,231
Denominator:
Basic weighted average common shares	93,187	93,298	93,245	93,470
Diluted weighted average common shares	93,187	93,298	93,245	93,470
Basic earnings per common share:
Net income	$0.15	$0.24	$0.81	$0.48
Diluted earnings per common share:
Net income	$0.15	$0.24	$0.81	$0.48

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no securities which had a dilutive effect on earnings per common share for the three months and six months ended June 30, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2019, approximately 1.1 million notional units were excluded from the computation and for both the three and six months ended June 30, 2018 approximately 1.0 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2019, 526,000 options were excluded from the computation, and for both the three and six months ended June 30, 2018, approximately 558,000 options were excluded from the computation as they were anti-dilutive.

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

Certain of the Company’s unvested restricted common share awards contain non-forfeitable rights to dividends or dividend equivalents. The impact of these unvested restricted common share awards on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards based on dividends declared and the unvested restricted common shares’ participation rights in undistributed earnings. Unvested restricted common shares that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to partners of the Operating Partnership	$14,457	$24,198	$80,103	$48,253
Less allocation of earnings to participating securities	(114)	(313)	(725)	(576)
Net income available to common unitholders of the Operating Partnership	$14,343	$23,885	$79,378	$47,677
Denominator:
Basic weighted average common units	98,147	98,294	98,205	98,466
Diluted weighted average common units	98,147	98,294	98,205	98,466
Basic earnings per common unit:
Net income	$0.15	$0.24	$0.81	$0.48
Diluted earnings per common unit:
Net income	$0.15	$0.24	$0.81	$0.48

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three and six months ended June 30, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2019, approximately 1.1 million notional units were excluded from the computation and for both the three and six months ended June 30, 2018 approximately 1.0 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2019, approximately 526,000 options were excluded from the computation, and for the three and six months ended June 30, 2018, approximately 558,000 options were excluded from the computation as they were anti-dilutive.

Certain of the Company’s unvested restricted common share awards contain non-forfeitable rights to distributions or distribution equivalents. The impact of the corresponding unvested restricted unit awards on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards based on distributions declared and the unvested restricted units’ participation rights in undistributed earnings. Unvested restricted common units that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per unit computation if the effect is dilutive, using the treasury stock method.

13. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (as amended and restated on April 4, 2014, the “Plan”), which covers our non-employee directors, officers, employees and consultants. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company’s wholly-owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Restricted common shares (1)	$4,627	$2,366	$7,140	$4,855
Notional unit performance awards (1)	2,314	1,014	3,576	1,998
Options	41	99	84	192
Total equity-based compensation	$6,982	$3,479	$10,800	$7,045

(1)	Includes the accelerated recognition of compensation cost related to the planned retirement of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity-based compensation expense capitalized	$96	$461	$188	$552

Restricted Common Share and Restricted Share Unit Awards

During February 2019, the Company granted approximately 309,000 in restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s senior executive officers. The grant date fair value of the awards ranged from $19.01 to $21.73 per share. The non-employee directors’ restricted common shares vest ratably over a three year period and the senior executive officers’ restricted shares (other than our Chief Executive Officer’s) vest ratably over a three or five year period. Our Chief Executive Officer’s restricted shares vest on the first anniversary of the grant date and his restricted share units vest in two equal installments on the second and third anniversaries of the grant date. For the restricted shares and units issued to our Chief Executive Officer, the award agreements require him to hold shares or units issued to him for a minimum of three years following vesting or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 81,000 and 89,000 for the six months ended June 30, 2019 and 2018, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $1.8 million for the six months ended June 30, 2019 and $2.1 million for the six months ended June 30, 2018. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2019 Outperformance Plan

In February 2019, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2019 Outperformance Plan (the “2019 OPP”). The 2019 OPP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, with respect to our Chief Executive Officer, retirement or (c) due to death or disability).

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

(1)
The number of restricted common shares received under the 2019 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2019 OPP awards granted during the six months ended June 30, 2019 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2019	$(30,759)	$3,606	$(27,153)	$(1,672)	$191	$(1,481)
Other comprehensive income (loss) before reclassifications	1,714	(2,683)	(969)	91	(143)	(52)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(747)	2,707	184	(40)	144
Balance June 30, 2019	$(25,591)	$176	$(25,415)	$(1,397)	$8	$(1,389)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	3,565	(3,849)	(284)	189	(205)	(16)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(1,434)	2,020	184	(77)	107
Balance June 30, 2019	$(25,591)	$176	$(25,415)	$(1,397)	$8	$(1,389)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2018	$(27,298)	$7,675	$(19,623)	$(1,486)	$408	$(1,078)
Other comprehensive income (loss) before reclassifications	(1,900)	1,340	(560)	(102)	72	(30)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(539)	(539)	—	(29)	(29)
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(4,838)	4,254	(584)	(259)	228	(31)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(853)	(853)	—	(46)	(46)
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $617,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2019.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2019 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2019	$(32,431)	$3,797	$(28,634)
Other comprehensive income (loss) before reclassifications	1,805	(2,826)	(1,021)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(787)	2,851
Balance June 30, 2019	$(26,988)	$184	$(26,804)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	3,754	(4,054)	(300)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(1,511)	2,127
Balance June 30, 2019	$(26,988)	$184	$(26,804)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and six months ended June 30, 2018 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2018	$(28,784)	$8,083	$(20,701)
Other comprehensive income (loss) before reclassifications	(2,002)	1,412	(590)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(568)	(568)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(5,097)	4,482	(615)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(899)	(899)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $617,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2019.

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2019	June 30, 2018
Costs relating to construction included in accounts payable and accrued expenses	$13,822	$15,187

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2019	2018
Interest paid	$29,284	$30,074

Information related to non-cash assets and liabilities recorded as a result of the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”) as of June 30, 2019 was as follows (in thousands):

June 30, 2019
Non-Cash operating lease right-of-use assets exchanged for operating lease liabilities	$87,679
Non-Cash operating lease liabilities exchanged for operating right-of-use assets	92,354

The difference between the recorded operating lease liabilities and operating right-of-use assets represents the accrued straight-line rent liability of $5.0 million and our prepaid rent balances of $307,000 previously recognized under Accounting Standards Codification Topic 840 “Leases” (“ASC 840”) that were reclassified to the operating leases right-of use assets under ASC 842.

17. Leases

On January 1, 2019, we adopted ASC 842, which supersedes ASC 840. We adopted ASC 842 using the modified retrospective approach, whereby there was no cumulative effect adjustments to retained earnings on adoption and prior periods were not restated. Accordingly, our leases and lease related costs, as both lessee and lessor, and lease related receivables, as lessor, are presented under ASC 842 as of and for the three and six months ended June 30, 2019 and under ASC 840 as of December 31, 2018 and for the three and six months ended June 30, 2018.

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. As a result of the adoption of ASC 842, the amounts disclosed in our 2018 second quarter 10-Q as base rentals, percentage rentals and expense reimbursements have now been combined into rental revenues on the consolidated statements of operations to conform to the current year presentation. In addition, certain amounts previously included in expense reimbursements in our 2018 second quarter 10-Q, which are not related to leases have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation. See Note 4 for additional details.

ASC 842 requires certain other accounting changes effective January 1, 2019 where prior year amounts are not reclassified or restated. Uncollectible tenant revenues previously recorded in general and administrative expense are recorded in rental revenues as a contra-revenue account in 2019. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three and six months ended June 30, 2019, we recorded a straight-line rent adjustment of $1.7 million and $3.2 million, respectively, in rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized, however, indirect internal leasing costs previously capitalized are now expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease. For the three and six months ended June 30, 2019, lease costs of approximately $1.1 million and $2.1 million, respectively, were expensed which would have been capitalized under ASC 840.

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

Information as Lessor Under ASC 842

As of June 30, 2019, we were the lessor to over 2,300 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2032, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the three and six months ended June 30, 2019, the components of rental revenues are as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Rental revenues - fixed	$89,262	$182,721
Rental revenues - variable (1)	23,123	49,618
Rental revenues	$112,385	$232,339

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of June 30, 2019, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

For the remainder of 2019	$161,791
2020	315,266
2021	278,847
2022	243,310
2023	209,258
2024	173,803
Thereafter	325,913
$1,708,188

Information as Lessor Under ASC 840

As of December 31, 2018, we were the lessor to over 2,600 stores in our 36 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2033. The majority of our leases contain provisions which provide additional rents based on tenants’ sales volume. Percentage rentals are recognized when specified targets that trigger the contingent rent are met.

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

For the three and six months ended June 30, 2019, the components of lease costs are as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$1,372	$2,776
Short-term lease costs	571	1,163
Variable lease costs (1)	53	131
Total lease costs	$1,996	$4,070

(1)	Our variable lease costs relate to our ground leases where increases in payments are based on center financial performance.

The discount rate applied to measure each operating lease right-of-use asset and operating lease liability is based on our incremental borrowing rate (“IBR”). We consider the general economic environment and our credit rating and factor in various financing and asset specific adjustments to ensure the IBR is appropriate based on the intended use of the underlying lease. The lease term and discount rates are as follows:

June 30, 2019
Weighted - average remaining lease term (years)	50
Weighted - average discount rate	5.0%

Cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

June 30, 2019
Operating cash outflows related to operating leases	$2,788

Maturities of lease liabilities as of June 30, 2019 for the next five years and thereafter are as follows (in thousands):

For the remainder of 2019	$2,782
2020	5,568
2021	5,613
2022	5,669
2023	5,709
2024	5,765
Thereafter	226,837
Total lease payments	$257,943
Less imputed interest	165,851
Present value of lease liabilities	$92,092

Information as Lessee Under ASC 840

As of December 31, 2018, our non-cancelable operating leases have terms, including certain extension options, that expire from 2019 to 2101. Rental payments for these leases totaled approximately $1.8 million and $3.6 million, respectively for the three and six months ended June 30, 2018. As of December 31, 2018, the majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina. The contingent portion of our ground lease payments is based on center performance and/or changes in an index.

For operating leases as of December 31, 2018, minimum lease payments for the next five years and thereafter are as follows (in thousands):

2019	$7,526
2020	7,311
2021	7,140
2022	7,127
2023	7,167
Thereafter	258,438
Total minimum payment	$294,709

18. New Accounting Pronouncements

Recently adopted accounting standards (other than ASC 842 Leases)

In October 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to Accounting Standards Codification 815. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The mandatory effective date for calendar year-end public companies was January 1, 2019. The adoption of ASU 2018-16 as of January 1, 2019 did not have a material impact on our consolidated financial statements.

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

19. Subsequent Events

In July 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on August 15, 2019 to each shareholder of record on July 31, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2019 with the three and six months ended June 30, 2018. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and have included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; repurchase of the Company’s shares; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the potential phasing out of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, including the recent changes in the U.S. federal income taxation of U.S. businesses; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

General Overview

As of June 30, 2019, we had 32 consolidated outlet centers in 19 states totaling 12.0 million square feet. We also had 7 unconsolidated outlet centers in 6 states or provinces totaling 2.2 million square feet. During the three months ended March 31, 2019, we closed on the sale of four non-core consolidated outlet centers for total gross proceeds of $130.5 million, and total net proceeds of approximately $128.2 million. The four properties were located in Nags Head, North Carolina; Ocean City, Maryland; Park City, Utah; and Williamsburg, Iowa and represented 6.8% of the Company’s consolidated portfolio square footage. During the three months ended June 30, 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont, Quebec for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2018 to June 30, 2019 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2018		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		2	—	—	—
As of June 30, 2019		12,047	32	2,210	7

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2019. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,109	97
Riverhead, New York (1)	100	729,778	96
Rehoboth Beach, Delaware (1)	100	557,353	98
Foley, Alabama	100	554,583	92
Atlantic City, New Jersey (1) (3)	100	489,706	78
San Marcos, Texas	100	471,816	92
Sevierville, Tennessee (1)	100	447,815	99
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	426,523	99
Jeffersonville, Ohio	100	411,867	94
Glendale, Arizona (Westgate)	100	410,734	95
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	100
Charleston, South Carolina	100	382,180	99
Lancaster, Pennsylvania	100	376,997	95
Pittsburgh, Pennsylvania	100	372,856	98
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,103	96
Fort Worth, Texas	100	351,741	96
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,716	97
Locust Grove, Georgia	100	321,082	97
Gonzales, Louisiana	100	321,066	94
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	92
Mashantucket, Connecticut (Foxwoods) (1)	100	311,529	94
Tilton, New Hampshire	100	250,107	95
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	97
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	97
Blowing Rock, North Carolina	100	104,009	95
Totals		12,047,228	96

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,697	98
Columbus, Ohio (1)	50	355,245	94
Ottawa, Ontario	50	355,013	95
Texas City, Texas (Galveston/Houston) (1)	50	352,705	97
National Harbor, Maryland (1)	50	341,156	96
Cookstown, Ontario	50	307,779	97
Saint-Sauveur, Quebec (1)	50	99,405	94
Total		2,210,000	96

(1)	Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended June 30, 2019 and 2018:

	Trailing twelve months ended June 30, 2019(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	83	420	$33.93	$43.37	8.65	$28.92
Renewal	255	1,200	$34.58	$0.58	3.78	$34.43

	Trailing twelve months ended June 30, 2018(1)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	103	457	$33.54	$69.41	7.75	$24.58
Renewal	261	1,349	$29.92	$0.11	3.63	$29.89

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

NET INCOME
Net income in the 2019 period was $14.5 million as compared to net income of $24.3 million for the 2018 period. The decrease in net income is due to the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in March 2019, a $4.4 million charge related to the accelerated recognition of compensation cost entitled to be received by the Company’s President and Chief Operating Officer per the terms of a transition agreement executed in connection with his planned retirement, and a $3.6 million charge related to the foreign currency effect of the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the Nags Head, Ocean City, Park City and Williamsburg outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $4.1 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$109,360	$109,437	$(77)
Rental revenues from properties disposed	20	6,297	(6,277)
Straight-line rent adjustments	2,916	1,346	1,570
Lease termination fees	269	13	256
Amortization of above and below market rent adjustments, net	(180)	(575)	395
	$112,385	$116,518	$(4,133)

As a result of combining all components of a lease due to the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three months ended June 30, 2019, we recorded $1.7 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $1.2 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$35,382	$35,069	$313
Properties operating expenses from properties disposed	5	1,834	(1,829)
Other property operating expenses	1,339	1,043	296
	$36,726	$37,946	$(1,220)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $5.5 million in the 2019 period compared to the 2018 period, primarily as a result of a $4.4 million charge related to the accelerated recognition of compensation cost entitled to be received by the Company’s President and Chief Operating Officer per the terms of a transition agreement executed in connection with his planned retirement. In addition, general and administrative expenses increased by approximately $1.1 million due to the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.5 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2018 period to the 2019 period (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization from existing properties	$31,146	$31,339	$(193)
Depreciation and amortization from properties disposed	—	1,355	(1,355)
	$31,146	$32,694	$(1,548)

INTEREST EXPENSE
Interest expense decreased $1.0 million in the 2019 period compared to the 2018 period primarily from the use of the net proceeds from the sale of four properties in March 2019 to reduce amounts outstanding on our unsecured lines of credit. The decrease was partially offset by higher interest rates related to $150.0 million of interest rate swap agreements. In August 2018, certain 30-day LIBOR interest rate swaps with a rate of 1.3% expired and were replaced with new interest rate swaps with a rate of 2.2%. In addition, the average 30-day LIBOR interest rate for our unsecured lines of credit was approximately 2.4% in the 2019 period compared to approximately 2.0% for the 2018 period.

OTHER INCOME (EXPENSE)
In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $560,000 in the 2019 period compared to the 2018 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2019	2018	Increase/(Decrease)
Equity in earnings from existing properties	$1,639	$2,164	$(525)
Equity in earnings from property disposed	7	42	(35)
	$1,646	$2,206	$(560)

The decrease in equity in earnings of unconsolidated joint ventures from existing properties was primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The approximate average 30 day LIBOR rate for the 2019 period was approximately 2.4% compared to approximately 2.0% for the 2018 period.

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

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

NET INCOME
Net income increased $32.3 million in the 2019 period to $80.3 million as compared to $48.0 million for the 2018 period. The increase in net income is primarily due to the $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in March 2019. The gain was partially offset by a decrease in net income due to the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in March 2019, a $4.4 million charge related to the accelerated recognition of compensation cost entitled to be received by the Company’s President and Chief Operating Officer per the terms of a transition agreement executed in connection with his planned retirement, and a $3.6 million charge related to the foreign currency effect of the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the Nags Head, Ocean City, Park City and Williamsburg outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $4.8 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$220,182	$221,001	$(819)
Rental revenues from properties disposed	6,422	12,838	(6,416)
Straight-line rent adjustments	4,886	3,294	1,592
Lease termination fees	1,399	1,064	335
Amortization of above and below market rent adjustments, net	(550)	(1,023)	473
	$232,339	$237,174	$(4,835)

Rental revenues from existing properties decreased primarily due to lower average occupancy and rent modifications for certain tenants, in large part as a result of a number of bankruptcy filings and other tenant closures during 2018 and 2019.

As a result of combining all components of a lease due to the adoption of the lease accounting standard ASC 842, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the six months ended June 30, 2019, we recorded $3.2 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis. These incremental straight-line rent adjustments were primarily offset by the write-off of straight-line rents related to certain bankrupt tenants.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $1.1 million in the 2019 period as compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$73,863	$73,685	$178
Property operating expenses from property disposed	2,598	4,082	(1,484)
Other property operating expense	2,642	2,397	245
	$79,103	$80,164	$(1,061)

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $6.5 million in the 2019 period compared to the 2018 period, primarily as a result of a $4.4 million charge related to the accelerated recognition of compensation cost entitled to be received by the Company’s President and Chief Operating Officer per the terms of a transition agreement executed in connection with his planned retirement. In addition, general and administrative expenses increased by approximately $2.1 million due to the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $2.9 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2018 period (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$61,650	$63,126	$(1,476)
Depreciation and amortization from property disposed	1,256	2,691	(1,435)
	$62,906	$65,817	$(2,911)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the third quarter of 2018.

INTEREST EXPENSE
Interest expense decreased $540,000 in the 2019 period compared to the 2018 period primarily from the use of the net proceeds from the sale of four properties in March 2019 to reduce amounts outstanding on our unsecured lines of credit. The decrease was partially offset by higher interest rates related to $150.0 million of interest rate swap agreements. In August 2018, certain 30-day LIBOR interest rate swaps with a rate of 1.3% expired and were replaced with new interest rate swaps with a rate of 2.2%. In addition, the average 30-day LIBOR interest rate for our unsecured lines of credit was approximately 2.5% in the 2019 period compared to approximately 1.8% for the 2018 period.

GAIN ON SALE OF ASSETS
In March 2019, we sold our Nags Head, Ocean City, Park City and Williamsburg outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

OTHER INCOME (EXPENSE)
In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $1.1 million in the 2019 period compared to the 2018 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2019	2018	Increase/(Decrease)
Equity in earnings from existing properties	$3,267	$4,364	$(1,097)
Equity in earnings from property disposed	8	36	(28)
	$3,275	$4,400	$(1,125)

The decrease in equity in earnings of unconsolidated joint ventures from existing properties was primarily due to higher LIBOR interest rate levels on variable rate mortgages at our unconsolidated joint ventures. The average 30 day LIBOR rate for the 2019 period was approximately 2.5% compared to approximately 1.8% for the 2018 period.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

In this “Liquidity and Capital Resources of the Company” section, the term “the Company” refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

The Company’s business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company, which are fully reimbursed by the Operating Partnership. The Company does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common shares. The Company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

Through its ownership of the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The Company causes the Operating Partnership to distribute all, or such portion as the Company may in its discretion determine, of its available cash in the manner provided in the Operating Partnership’s partnership agreement. The Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership.

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

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The Operating Partnership is a party to loan agreements with various bank lenders that require the Operating Partnership to comply with various financial and other covenants before it may make distributions to the Company. The Company also guarantees some of the Operating Partnership’s debt. If the Operating Partnership fails to fulfill its debt requirements, which trigger the Company’s guarantee obligations, then the Company may be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only material asset is its investment in the Operating Partnership.

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured lines of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders.

For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income (excluding capital gains). While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own shares.

As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential new developments, expansions and renovations of existing properties, acquisitions, or investments in existing or newly created joint ventures.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership’s unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

In May 2017, the Company announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019. As of December 31, 2018, the remaining amount authorized to be repurchased under the program was approximately $55.7 million.

In February 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $44.3 million of our outstanding common shares for a total remaining authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total number of shares purchased	558,399	475,549	558,399	919,249
Average price paid per share	$17.89	$21.01	$17.89	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,989	$9,990	$9,989	$19,980

The remaining amount authorized to be repurchased under the program as of June 30, 2019 was approximately $90.0 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

In July 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on August 15, 2019 to each shareholder of record on July 31, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

General Overview

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit or from the proceeds from the Operating Partnership’s debt offerings and the Company’s equity offerings.

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

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$92,779	$115,292	$(22,513)
Net cash provided by (used in) investing activities	116,331	(28,701)	145,032
Net cash used in financing activities	(210,740)	(88,453)	(122,287)
Effect of foreign currency rate changes on cash and equivalents	(16)	(53)	37
Net decrease in cash and cash equivalents	$(1,646)	$(1,915)	$269

Operating Activities

The decrease in net cash provided by operating activities in the 2019 period was primarily due to reductions in working capital and due to the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in March 2019.

Investing Activities

The primary cause for the increase in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers in the 2019 period. In addition, the 2019 period had lower levels of development activity than the 2018 period.

Financing Activities

The primary cause for the increase in net cash used in financing activities was due to the use of the proceeds from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers to pay down our unsecured lines of credit. In addition, during the 2019 period, we repurchased approximately $10.0 million of our outstanding common shares as compared to repurchasing approximately $20.0 million of our outstanding common shares in the 2018 period.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2019	2018	Change
Capital expenditures analysis:
New outlet center developments and expansions	$4,010	$5,285	$(1,275)
Major outlet center renovations	290	1,786	(1,496)
Second generation tenant allowances	6,050	8,326	(2,276)
Other capital expenditures	10,293	9,134	1,159
	20,643	24,531	(3,888)
Conversion from accrual to cash basis	1,759	16,681	(14,922)
Additions to rental property-cash basis	$22,402	$41,212	$(18,810)

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

We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet centers. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations (“FFO”). See the section “Non-GAAP Supplemental Earnings Measures - Funds From Operations” below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in earnings or liquidity.

Financing Arrangements

As of June 30, 2019, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit. As of June 30, 2019, we had $581.3 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $170,000.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022. At June 30, 2019, amounts outstanding under our unsecured lines of credit, which provide for borrowings up to $600.0 million, totaled $18.5 million.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our current investment grade credit rating.  If our credit rating is downgraded or upgraded, our interest rate spread would adjust accordingly.

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis. We have historically been and currently are in compliance with all of our debt covenants. We expect to remain in compliance with all of our existing debt covenants; however, should circumstances arise that would cause us to be in default, the various lenders would have the ability to accelerate the maturity on our outstanding debt.

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	49%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	197%

OFF-BALANCE SHEET ARRANGEMENTS

We have partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

RioCan Canada

In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont, for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2019 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	9.4	May 2020	5.75%	31.9%	3.0
Debt premium and debt origination costs	(1.3)
	$368.1				$19.4

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

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

Funds From Operations (“FFO”) is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP.  We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO or Adjusted Funds From Operations (“AFFO”), which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe that FFO payout ratio, which represents regular distributions to common shareholders and unit holders of the Operating Partnership expressed as a percentage of FFO, is useful to investors because it facilitates the comparison of dividend coverage between REITs. NAREIT has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

We present AFFO because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we believe it is useful for investors to have enhanced transparency into how we evaluate management’s performance and the effectiveness of our business strategies. We use AFFO when certain material, unplanned transactions occur as a factor in evaluating management’s performance and to evaluate the effectiveness of our business strategies, and may use AFFO when determining incentive compensation.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$14,457	$24,290	$80,298	$47,975
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	30,550	32,062	61,698	64,604
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,265	3,325	6,395	6,554
Foreign currency loss from sale of joint venture property	3,641	—	3,641	—
Gain on sale of assets	—	—	(43,422)	—
FFO	51,913	59,677	108,610	119,133
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(92)	(195)	278
Allocation of earnings to participating securities	(410)	(534)	(1,021)	(1,011)
FFO available to common shareholders (1)	$51,503	$59,051	$107,394	$118,400
As further adjusted for:
Compensation related to executive officer retirement (2)	4,371	—	4,371	—
Impact of above adjustment to the allocation of earnings to participating securities	(35)	—	(35)	—
AFFO available to common shareholders (1)	$55,839	$59,051	$111,730	$118,400
FFO available to common shareholders per share - diluted (1)	$0.52	$0.60	$1.09	$1.20
AFFO available to common shareholders per share - diluted (1)	$0.57	$0.60	$1.14	$1.20

Weighted Average Shares:
Basic weighted average common shares	93,187	93,298	93,245	93,470
Diluted weighted average common shares (for earnings per share computations)	93,187	93,298	93,245	93,470
Exchangeable operating partnership units	4,960	4,996	4,960	4,996
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	98,147	98,294	98,205	98,466

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.

(2)
Represents the accelerated recognition of compensation cost entitled to be received by the Company’s President and Chief Operating Officer per the terms of a transition agreement executed in connection with his planned retirement.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization and gains or losses on the sale of outparcels recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$14,457	$24,290	$80,298	$47,975
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,646)	(2,206)	(3,275)	(4,400)
Interest expense	15,134	16,181	31,441	31,981
Gain on sale of assets	—	—	(43,422)	—
Other non-operating (income) expense	3,417	(191)	3,193	(400)
Depreciation and amortization	31,146	32,694	62,906	65,817
Other non-property expense	180	(13)	331	374
Corporate general and administrative expenses	16,635	10,943	28,767	21,702
Non-cash adjustments(1)	(2,628)	(638)	(4,100)	(2,004)
Lease termination fees	(269)	(13)	(1,399)	(1,064)
Portfolio NOI	76,426	81,047	154,740	159,981
Non-same center NOI(2)	(23)	(4,558)	(4,108)	(8,926)
Same Center NOI	$76,403	$76,489	$150,632	$151,055

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

ECONOMIC CONDITIONS AND OUTLOOK

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants’ gross sales (above predetermined levels) which generally increase as prices rise. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

A portion of our rental revenues are derived from rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants’ sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales.

The current challenging retail environment could impact our business in the short-term as our operations are subject to the results of operations of our retail tenants. While we believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers, some retail formats are more successful than others. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During 2018, five of our tenants filed for bankruptcy protection and during the six months ended June 30, 2019, three more of our tenants have filed for bankruptcy protection. Largely due to the number of bankruptcy filings, store closings and rent adjustments in 2018 and 2019, along with the expectations of possible further bankruptcies, brand-wide restructurings by retailers and potential select rent adjustments in 2019, we currently expect our Same Center NOI for 2019 to decline compared to 2018. If the combined level of bankruptcy filings, store closings and rent adjustments during 2019 are a greater level than we currently anticipate, our 2019 results of operations and Same Center NOI could be further negatively impacted.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2019, we had approximately 1.3 million square feet, or 11% of our consolidated portfolio at that time coming up for renewal during 2019, excluding the outlet centers sold in March 2019. As of June 30, 2019, we had renewed approximately 66% of this space. In addition, for the rolling twelve months ended June 30, 2019, we completed renewals and re-tenanted space totaling 1.6 million square feet at a blended 3.5% increase in average base rental rates compared to the expiring rates. While we continue to attract and retain additional tenants, there can be no assurance that we can achieve similar base rental rates. In addition, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms, the loss in rent could have a material adverse effect on our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our rental revenues. Accordingly, although we can give no assurance, we do not expect any material adverse impact on our results of operations and financial condition as a result of leases to be renewed or stores to be re-leased. Occupancy at our consolidated centers was 96.0% and 95.6% as of June 30, 2019 and 2018, respectively.

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

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $390.0 million. See Note 7 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of June 30, 2019, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore were subject to market fluctuations. An increase in the LIBOR index of 100 basis points would result in an increase of approximately $549,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2019	December 31, 2018
Fair value of debt	$1,594,754	$1,668,475
Recorded value of debt	$1,586,309	$1,712,918

A 100 basis point increase from prevailing interest rates at June 30, 2019 and December 31, 2018 would result in a decrease in fair value of total consolidated debt of approximately $65.2 million and $65.6 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2019. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 19, 2017, we announced that our Board of Directors authorized the repurchase of up to $125.0 million of our outstanding common shares as market conditions warrant over a period commencing on May 19, 2017 and expiring on May 18, 2019.  In February 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $44.3 million of its outstanding common shares for a total remaining authorized amount of $100.0 million. The Board of Directors also extended the expiration of the existing plan by two years to May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2019 to April 30, 2019	—	$—	—	$100.0
May 1, 2019 to May 31, 2019	558,399	17.89	558,399	90.0
June 1, 2019 to June 30, 2019	—	—	—	90.0
Total	558,399	$17.89	558,399	$90.0

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1*	2019 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership.

10.2
Transition Agreement, by and between Thomas E. McDonough and the Partnership, dated June 4, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s and the Operating Partnership’s Current Report on Form 8-K dated June 4, 2019).

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.INS***	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
*** Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 5, 2019

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)