Form 10-Q
period 2019-09-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2019-11-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 1-11986 (Tanger Factory Outlet Centers, Inc.)
Commission file number: 333-3526-01 (Tanger Properties Limited Partnership)

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

As of October 31, 2019, there were 92,893,338 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2019 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 92,893,338 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2019	December 31, 2018
Assets
Rental property:
Land	$267,642	$278,428
Buildings, improvements and fixtures	2,663,507	2,764,649
Construction in progress	—	3,102
	2,931,149	3,046,179
Accumulated depreciation	(991,441)	(981,305)
Total rental property, net	1,939,708	2,064,874
Cash and cash equivalents	4,664	9,083
Investments in unconsolidated joint ventures	94,415	95,969
Deferred lease costs and other intangibles, net	101,373	116,874
Operating lease right-of-use assets	86,830	—
Prepaids and other assets	97,367	98,102
Total assets	$2,324,357	$2,384,902
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,138,115	$1,136,663
Unsecured term loan, net	347,253	346,799
Mortgages payable, net	84,738	87,471
Unsecured lines of credit, net	1,817	141,985
Total debt	1,571,923	1,712,918
Accounts payable and accrued expenses	73,932	82,676
Operating lease liabilities	91,683	—
Other liabilities	88,619	83,773
Total liabilities	1,826,157	1,879,367
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 92,893,338 and 93,941,783 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	929	939
Paid in capital	771,868	778,845
Accumulated distributions in excess of net income	(272,481)	(272,454)
Accumulated other comprehensive loss	(27,372)	(27,151)
Equity attributable to Tanger Factory Outlet Centers, Inc.	472,944	480,179
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	25,256	25,356
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	498,200	505,535
Total liabilities and equity	$2,324,357	$2,384,902

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$115,050	$120,277	$347,389	$357,450
Management, leasing and other services	1,356	1,239	3,943	3,580
Other revenues	2,588	2,720	6,524	6,452
Total revenues	118,994	124,236	357,856	367,482
Expenses:
Property operating	39,149	39,653	118,252	119,817
General and administrative	12,292	10,752	40,910	32,861
Impairment charge	—	49,739	—	49,739
Depreciation and amortization	30,103	32,850	93,009	98,667
Total expenses	81,544	132,994	252,171	301,084
Other income (expense):
Interest expense	(15,197)	(16,367)	(46,638)	(48,348)
Gain on sale of assets	—	—	43,422	—
Other income (expense)	227	261	(2,966)	661
Total other income (expense)	(14,970)	(16,106)	(6,182)	(47,687)
Income (loss) before equity in earnings of unconsolidated joint ventures	22,480	(24,864)	99,503	18,711
Equity in earnings of unconsolidated joint ventures	2,329	1,833	5,604	6,233
Net income (loss)	24,809	(23,031)	105,107	24,944
Noncontrolling interests in Operating Partnership	(1,263)	1,172	(5,308)	(1,274)
Noncontrolling interests in other consolidated partnerships	—	—	(195)	278
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$23,546	$(21,859)	$99,604	$23,948

Basic earnings per common share:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25
Diluted earnings per common share:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$24,809	$(23,031)	$105,107	$24,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,051)	1,921	6,341	(3,176)
Change in fair value of cash flow hedges	(1,011)	512	(6,576)	4,095
Other comprehensive income (loss)	(2,062)	2,433	(235)	919
Comprehensive income (loss)	22,747	(20,598)	104,872	25,863
Comprehensive (income) loss attributable to noncontrolling interests	(1,158)	1,048	(5,489)	(1,043)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$21,589	$(19,550)	$99,383	$24,820
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2018	$939	$770,877	$(204,506)	$(20,722)	$546,588	$29,076	$—	$575,664
Net loss	—	—	(21,859)	—	(21,859)	(1,172)	—	(23,031)
Other comprehensive income	—	—	—	2,309	2,309	124	—	2,433
Compensation under Incentive Award Plan	—	4,058	—	—	4,058	—	—	4,058
Adjustment for noncontrolling interests in Operating Partnership	—	(211)	—	—	(211)	211	—	—
Common dividends ($0.35 per share)	—	—	(32,893)	—	(32,893)	—	—	(32,893)
Distributions to noncontrolling interests	—	—	—	—	—	(1,748)	—	(1,748)
Balance, September 30, 2018	$939	$774,724	$(259,258)	$(18,413)	$497,992	$26,491	$—	$524,483

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	23,948	—	23,948	1,274	(278)	24,944
Other comprehensive income	—	—	—	872	872	47	—	919
Compensation under Incentive Award Plan	—	11,654	—	—	11,654	—	—	11,654
Grant of 355,184 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	445	445
Adjustment for noncontrolling interests in Operating Partnership	—	347	—	—	347	(347)	—	—
Common dividends ($1.0425 per share)	—	—	(98,341)	—	(98,341)	—	—	(98,341)
Distributions to noncontrolling interests	—	—	—	—	—	(5,207)	(167)	(5,374)
Balance, September 30, 2018	$939	$774,724	$(259,258)	$(18,413)	$497,992	$26,491	$—	$524,483

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2019	$935	$778,026	$(262,764)	$(25,415)	$490,782	$26,026	$—	$516,808
Net income	—	—	23,546	—	23,546	1,263	—	24,809
Other comprehensive loss	—	—	—	(1,957)	(1,957)	(105)	—	(2,062)
Compensation under Incentive Award Plan	—	3,669	—	—	3,669	—	—	3,669
Repurchase of 650,929 common shares, including transaction costs	(6)	(9,994)	—	—	(10,000)	—	—	(10,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Adjustment for noncontrolling interests in Operating Partnership	—	167	—	—	167	(167)	—	—
Common dividends ($0.355 per share)	—	—	(33,263)	—	(33,263)	—	—	(33,263)
Distributions to noncontrolling interests	—	—	—	—	—	(1,761)	(11)	(1,772)
Balance, September 30, 2019	$929	$771,868	$(272,481)	$(27,372)	$472,944	$25,256	$—	$498,200

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	99,604	—	99,604	5,308	195	105,107
Other comprehensive loss	—	—	—	(221)	(221)	(14)	—	(235)
Compensation under Incentive Award Plan	—	14,657	—	—	14,657	—	—	14,657
Grant of 242,167 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 1,209,328 common shares, including transaction costs	(12)	(19,988)	—	—	(20,000)	—	—	(20,000)
Withholding of 81,284 common shares for employee income taxes	(1)	(1,780)	—	—	(1,781)	—	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	—	—	47	47
Adjustment for noncontrolling interests in Operating Partnership	—	137	—	—	137	(137)	—	—
Common dividends ($1.060 per share)	—	—	(99,631)	—	(99,631)	—	—	(99,631)
Distributions to noncontrolling interests	—	—	—	—	—	(5,257)	(242)	(5,499)
Balance, September 30, 2019	$929	$771,868	$(272,481)	$(27,372)	$472,944	$25,256	$—	$498,200

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$105,107	$24,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,009	98,667
Impairment charge	—	49,739
Amortization of deferred financing costs	2,246	2,280
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(5,604)	(6,233)
Equity-based compensation expense	14,371	10,814
Amortization of debt (premiums) and discounts, net	333	309
Amortization (accretion) of market rent rate adjustments, net	1,067	1,980
Straight-line rent adjustments	(6,938)	(4,744)
Distributions of cumulative earnings from unconsolidated joint ventures	5,305	6,081
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	(338)	(406)
Accounts payable and accrued expenses	(9,805)	(3,471)
Net cash provided by operating activities	158,969	179,960
INVESTING ACTIVITIES
Additions to rental property	(35,208)	(53,349)
Additions to investments in unconsolidated joint ventures	(2,074)	(1,764)
Net proceeds from sale of assets	128,505	—
Additions to non-real estate assets	(819)	(1,203)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	14,541	16,656
Additions to deferred lease costs	(5,207)	(5,220)
Other investing activities	8,205	8,065
Net cash provided by (used) in investing activities	107,943	(36,815)
FINANCING ACTIVITIES
Cash dividends paid	(99,631)	(98,341)
Distributions to noncontrolling interests in Operating Partnership	(5,257)	(5,207)
Proceeds from revolving credit facility	275,400	391,900
Repayments of revolving credit facility	(416,400)	(396,900)
Repayments of notes, mortgages and loans	(2,509)	(10,971)
Repurchase of common shares, including transaction costs	(20,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,615)
Proceeds from other financing activities	47	445
Payment for other financing activities	(1,103)	(1,027)
Net cash used in financing activities	(271,299)	(144,782)
Effect of foreign currency rate changes on cash and cash equivalents	(32)	(60)
Net decrease in cash and cash equivalents	(4,419)	(1,697)
Cash and cash equivalents, beginning of period	9,083	6,101
Cash and cash equivalents, end of period	$4,664	$4,404
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2019	December 31, 2018
Assets
Rental property:
Land	$267,642	$278,428
Buildings, improvements and fixtures	2,663,507	2,764,649
Construction in progress	—	3,102
	2,931,149	3,046,179
Accumulated depreciation	(991,441)	(981,305)
Total rental property, net	1,939,708	2,064,874
Cash and cash equivalents	4,574	8,991
Investments in unconsolidated joint ventures	94,415	95,969
Deferred lease costs and other intangibles, net	101,373	116,874
Operating lease right-of-use assets	86,830	—
Prepaids and other assets	97,112	97,832
Total assets	$2,324,012	$2,384,540
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,138,115	$1,136,663
Unsecured term loan, net	347,253	346,799
Mortgages payable, net	84,738	87,471
Unsecured lines of credit, net	1,817	141,985
Total debt	1,571,923	1,712,918
Accounts payable and accrued expenses	73,587	82,314
Operating lease liabilities	91,683	—
Other liabilities	88,619	83,773
Total liabilities	1,825,812	1,879,005
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,000,000 units outstanding at September 30, 2019 and December 31, 2018	4,916	4,914
Limited partners, 4,960,684 and 4,960,684 Class A common units, and 91,893,338 and 92,941,783 Class B common units outstanding at September 30, 2019 and December 31, 2018, respectively	522,150	529,252
Accumulated other comprehensive loss	(28,866)	(28,631)
Total partners’ equity	498,200	505,535
Noncontrolling interests in consolidated partnerships	—	—
Total equity	498,200	505,535
Total liabilities and equity	$2,324,012	$2,384,540
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$115,050	$120,277	$347,389	$357,450
Management, leasing and other services	1,356	1,239	3,943	3,580
Other revenues	2,588	2,720	6,524	6,452
Total revenues	118,994	124,236	357,856	367,482
Expenses:
Property operating	39,149	39,653	118,252	119,817
General and administrative	12,292	10,752	40,910	32,861
Impairment charge	—	49,739	—	49,739
Depreciation and amortization	30,103	32,850	93,009	98,667
Total expenses	81,544	132,994	252,171	301,084
Other income (expense):
Interest expense	(15,197)	(16,367)	(46,638)	(48,348)
Gain on sale of assets	—	—	43,422	—
Other income (expense)	227	261	(2,966)	661
Total other income (expense)	(14,970)	(16,106)	(6,182)	(47,687)
Income (loss) before equity in earnings of unconsolidated joint ventures	22,480	(24,864)	99,503	18,711
Equity in earnings of unconsolidated joint ventures	2,329	1,833	5,604	6,233
Net income (loss)	24,809	(23,031)	105,107	24,944
Noncontrolling interests in consolidated partnerships	—	—	(195)	278
Net income (loss) available to partners	24,809	(23,031)	104,912	25,222
Net income (loss) available to limited partners	24,556	(22,798)	103,850	24,970
Net income (loss) available to general partner	$253	$(233)	$1,062	$252

Basic earnings per common unit:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25
Diluted earnings per common unit:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$24,809	$(23,031)	$105,107	$24,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,051)	1,921	6,341	(3,176)
Changes in fair value of cash flow hedges	(1,011)	512	(6,576)	4,095
Other comprehensive income (loss)	(2,062)	2,433	(235)	919
Comprehensive income (loss)	22,747	(20,598)	104,872	25,863
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	—	(195)	278
Comprehensive income (loss) attributable to the Operating Partnership	$22,747	$(20,598)	$104,677	$26,141
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2018	$5,637	$591,886	$(21,859)	$575,664	$—	$575,664
Net loss	(233)	(22,798)	—	(23,031)	—	(23,031)
Other comprehensive income	—	—	2,433	2,433	—	2,433
Compensation under Incentive Award Plan	—	4,058	—	4,058	—	4,058
Common distributions ($0.35 per common unit)	(350)	(34,291)	—	(34,641)	—	(34,641)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, September 30, 2018	$5,054	$538,855	$(19,426)	$524,483	$—	$524,483

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	252	24,970	—	25,222	(278)	24,944
Other comprehensive income	—	—	919	919	—	919
Compensation under Incentive Award Plan	—	11,654	—	11,654	—	11,654
Grant of 355,184 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	445	445
Common distributions ($1.0425 per common unit)	(1,042)	(102,506)	—	(103,548)	—	(103,548)
Distributions to noncontrolling interests	—	—	—	—	(167)	(167)
Balance, September 30, 2018	$5,054	$538,855	$(19,426)	$524,483	$—	$524,483

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808
Net income	253	24,556	—	24,809	—	24,809
Other comprehensive loss	—	—	(2,062)	(2,062)	—	(2,062)
Compensation under Incentive Award Plan	—	3,669	—	3,669	—	3,669
Repurchase of 650,929 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Contributions from noncontrolling interests	—	—	—	—	11	11
Common distributions ($0.355 per common unit)	(355)	(34,669)	—	(35,024)	—	(35,024)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance, September 30, 2019	$4,916	$522,150	$(28,866)	$498,200	$—	$498,200

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	1,062	103,850	—	104,912	195	105,107
Other comprehensive loss	—	—	(235)	(235)	—	(235)
Compensation under Incentive Award Plan	—	14,657	—	14,657	—	14,657
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,209,328 units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	47	47
Common distributions ($1.060 per common unit)	(1,060)	(103,828)	—	(104,888)	—	(104,888)
Distributions to noncontrolling interests	—	—	—	—	(242)	(242)
Balance, September 30, 2019	$4,916	$522,150	$(28,866)	$498,200	$—	$498,200

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$105,107	$24,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,009	98,667
Impairment charge	—	49,739
Amortization of deferred financing costs	2,246	2,280
Gain on sale of assets	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(5,604)	(6,233)
Equity-based compensation expense	14,371	10,814
Amortization of debt (premiums) and discounts, net	333	309
Amortization (accretion) of market rent rate adjustments, net	1,067	1,980
Straight-line rent adjustments	(6,938)	(4,744)
Distributions of cumulative earnings from unconsolidated joint ventures	5,305	6,081
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	(353)	(429)
Accounts payable and accrued expenses	(9,788)	(3,440)
Net cash provided by operating activities	158,971	179,968
INVESTING ACTIVITIES
Additions to rental property	(35,208)	(53,349)
Additions to investments in unconsolidated joint ventures	(2,074)	(1,764)
Net proceeds from sale of assets	128,505	—
Additions to non-real estate assets	(819)	(1,203)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	14,541	16,656
Additions to deferred lease costs	(5,207)	(5,220)
Other investing activities	8,205	8,065
Net cash provided by (used) in investing activities	107,943	(36,815)
FINANCING ACTIVITIES
Cash distributions paid	(104,888)	(103,548)
Proceeds from revolving credit facility	275,400	391,900
Repayments of revolving credit facility	(416,400)	(396,900)
Repayments of notes, mortgages and loans	(2,509)	(10,971)
Repurchase of units, including transaction costs	(20,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,781)	(2,068)
Additions to deferred financing costs	(65)	(2,615)
Proceeds from other financing activities	47	445
Payment for other financing activities	(1,103)	(1,027)
Net cash used in financing activities	(271,299)	(144,782)
Effect of foreign currency on cash and cash equivalents	(32)	(60)
Net decrease in cash and cash equivalents	(4,417)	(1,689)
Cash and cash equivalents, beginning of period	8,991	6,050
Cash and cash equivalents, end of period	$4,574	$4,361
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2019, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.0 million square feet. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 92,893,338 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,960,684 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

3. Disposition of Properties and Impairment Charge

Disposition of Properties

During the nine months ended September 30, 2019, we closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding properties and land outparcels sold during the nine months ended September 30, 2019:

Property	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422
Land outparcels	Savannah, GA and Seymour, IN	July 2019	—	257	—
Total			878	$128,505	$43,422

The rental properties sold did not meet the criteria to be reported as discontinued operations.

Impairment Charge

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value.

During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville, OH outlet center did not exceed the property's carrying value due to a decline in operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.4	$9.2
				$94.4
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(2.7)	$84.9
Charlotte(2)	Charlotte, NC	50.0%	399	(11.8)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.7)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(20.1)	79.8
				$(40.3)

As of December 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$96.0	$9.3
				$96.0
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(1.6)	$84.7
Charlotte(2)	Charlotte, NC	50.0%	398	(10.8)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.1)	94.5
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.0)	79.6
				$(32.5)

(1)	Net of debt origination costs and including premiums of $1.2 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Fee:
Management and marketing	$567	$571	$1,696	$1,704
Leasing and other fees	32	12	71	122
Expense reimbursements from unconsolidated joint ventures	757	656	2,176	1,754
Total Fees	$1,356	$1,239	$3,943	$3,580

Expense reimbursements from unconsolidated joint ventures were previously included in expense reimbursements in our September 30, 2018 Form 10-Q. As these revenues are not related to leases, the 2018 amounts have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation. See Note 17 for discussion of adoption of Accounting Standards Codification Topic 842 “Leases”.

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.9 million and $4.1 million as of September 30, 2019 and December 31, 2018, respectively) are amortized over the various useful lives of the related assets.

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

Columbus

In October 2019, the joint venture exercised its option to extend the mortgage loan for one year to November 2020 under the same terms. The mortgage loan has one remaining one-year extension option.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2019	December 31, 2018
Assets
Land	$90,145	$91,443
Buildings, improvements and fixtures	472,794	469,834
Construction in progress	4,914	2,841
	567,853	564,118
Accumulated depreciation	(126,858)	(113,713)
Total rental property, net	440,995	450,405
Cash and cash equivalents	16,423	16,216
Deferred lease costs and other intangibles, net	7,158	8,437
Prepaids and other assets	18,865	25,648
Total assets	$483,441	$500,706
Liabilities and Owners’ Equity
Mortgages payable, net	$367,927	$367,865
Accounts payable and other liabilities	14,789	13,414
Total liabilities	382,716	381,279
Owners’ equity	100,725	119,427
Total liabilities and owners’ equity	$483,441	$500,706

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2019	2018	2019	2018
Revenues	$23,050	$23,538	$70,088	$70,940
Expenses:
Property operating	8,380	9,147	27,780	28,032
General and administrative	19	49	171	301
Depreciation and amortization	6,051	6,860	18,478	19,768
Total expenses	14,450	16,056	46,429	48,101
Other income (expense):
Interest expense	(4,059)	(3,810)	(12,331)	(10,275)
Other income	179	68	305	175
Total other income (expense)	(3,880)	(3,742)	$(12,026)	$(10,100)
Net income	$4,720	$3,740	$11,633	$12,739
The Company and Operating Partnership’s share of:
Net income	$2,329	$1,833	$5,604	$6,233
Depreciation and amortization (real estate related)	$3,058	$3,466	$9,453	$10,020

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2019	December 31, 2018
Unsecured lines of credit	$4,100	$145,100
Unsecured term loan	$350,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					September 30, 2019		December 31, 2018
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$247,145	$250,000	$246,664
Senior notes	3.750%			December 2024	250,000	248,035	250,000	247,765
Senior notes	3.125%			September 2026	350,000	346,079	350,000	345,669
Senior notes	3.875%			July 2027	300,000	296,856	300,000	296,565

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	31,769	33,491	34,279	36,298
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,247	51,400	51,173
Unsecured term loan	LIBOR	+	0.90%	April 2024	350,000	347,253	350,000	346,799
Unsecured lines of credit	LIBOR	+	0.875%	October 2021	4,100	1,817	145,100	141,985
					$1,587,269	$1,571,923	$1,730,779	$1,712,918

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $174.5 million at September 30, 2019, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of September 30, 2019, letters of credit totaling approximately $170,000 were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of September 30, 2019, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $19.4 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2019, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2019 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2019	$860
2020	3,566
2021	61,293
2022	4,436
2023	254,768
Thereafter	1,262,346
Subtotal	1,587,269
Net discount and debt origination costs	(15,346)
Total	$1,571,923

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	September 30, 2019	December 31, 2018
Assets (Liabilities)(1):
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$1,203	$4,948
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(480)	(6)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(1,166)	807
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(384)	—
Total		$390,000				$(827)	$5,749

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest Rate Swaps:
Amount of gain (loss) recognized in Other comprehensive income (loss) on derivative	$(1,011)	$512	$(6,576)	$4,095

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,203	$—	$1,203	$—
Total assets	$1,203	$—	$1,203	$—

Liabilities:
Interest rate swaps (other liabilities)	$2,030	$—	$2,030	$—
Total liabilities	$2,030	$—	$2,030	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2018:
Asset:
Interest rate swaps (prepaids and other assets)	$5,755	$—	$5,755	$—
Total assets	$5,755	$—	$5,755	$—

Liabilities:
Interest rate swaps (other liabilities)	$6	$—	$6	$—
Total liabilities	$6	$—	$6	$—

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

During the third quarter 2018, we recorded a $49.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. The terminal capitalization rate used in the calculation was 10% and the discount rate used was 10%. These inputs are classified under Level 3 in the fair value hierarchy above. Should the significant assumptions utilized above to determine fair value continue to deteriorate, additional impairments in the future could be possible.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2019	December 31, 2018
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,166,981	1,085,138
Level 3 Significant Unobservable Inputs	439,426	583,337
Total fair value of debt	$1,606,407	$1,668,475

Recorded value of debt	$1,571,923	$1,712,918

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

9. Shareholders’ Equity of the Company

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total number of shares purchased	650,929	—	1,209,328	919,249
Average price paid per share	$15.34	$—	$16.52	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,987	$—	$19,976	$19,980

The remaining amount authorized to be repurchased under the program as of September 30, 2019 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2019 and September 30, 2018:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Balance September 30, 2018 (1)	1,000,000	4,995,433	92,907,034	97,902,467

Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951
Repurchase of units	—	—	(650,929)	(650,929)
Balance September 30, 2019	1,000,000	4,960,684	91,893,338	96,854,022

Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Repurchase of units	—	—	(1,209,328)	(1,209,328)
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance September 30, 2019	1,000,000	4,960,684	91,893,338	96,854,022

(1)	There was no activity in outstanding partnership units for the three months ended September 30, 2018.

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$23,546	$(21,859)	$99,604	$23,948
Less allocation of earnings to participating securities	(305)	(313)	(1,030)	(889)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$23,241	$(22,172)	$98,574	$23,059
Denominator:
Basic weighted average common shares	92,514	93,109	92,999	93,349
Diluted weighted average common shares	92,514	93,109	92,999	93,349
Basic earnings per common share:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25
Diluted earnings per common share:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no securities which had a dilutive effect on earnings per common share for the three and nine months ended September 30, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2019, approximately 1.1 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2018 approximately 1.0 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and nine months ended September 30, 2019, 524,000 options were excluded from the computation, and for both the three and nine months ended September 30, 2018, approximately 547,000 options were excluded from the computation as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$24,809	$(23,031)	$104,912	$25,222
Less allocation of earnings to participating securities	(305)	(313)	(1,030)	(889)
Net income available to common unitholders of the Operating Partnership	$24,504	$(23,344)	$103,882	$24,333
Denominator:
Basic weighted average common units	97,474	98,104	97,959	98,344
Diluted weighted average common units	97,474	98,104	97,959	98,344
Basic earnings per common unit:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25
Diluted earnings per common unit:
Net income (loss)	$0.25	$(0.24)	$1.06	$0.25

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three and nine months ended September 30, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2019, approximately 1.1 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2018 approximately 1.0 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and nine months ended September 30, 2019, approximately 524,000 options were excluded from the computation, and for the three and nine months ended September 30, 2018, approximately 547,000 options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted common shares (1)	$2,084	$2,275	$9,224	$7,359
Notional unit performance awards (1)	1,446	1,040	5,021	3,141
Options	45	92	126	314
Total equity-based compensation	$3,575	$3,407	$14,371	$10,814

(1)	Includes the accelerated recognition of compensation cost related to the planned retirement of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity-based compensation expense capitalized	$94	$652	$286	$840

Restricted Common Share and Restricted Share Unit Awards

During February 2019, the Company granted approximately 309,000 restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s senior executive officers. The grant date fair value of the awards ranged from $19.01 to $21.73 per share. The non-employee directors’ restricted common shares vest ratably over a three year period and the senior executive officers’ restricted shares (other than our Chief Executive Officer’s) vest ratably over a three or five year period. Our Chief Executive Officer’s restricted shares vest on the first anniversary of the grant date and his restricted share units vest in two equal installments on the second and third anniversaries of the grant date. For the restricted shares and units issued to our Chief Executive Officer, the award agreements require him to hold shares or units issued to him for a minimum of three years following vesting or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 81,000 and 89,000 for the nine months ended September 30, 2019 and 2018, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $1.8 million for the nine months ended September 30, 2019 and $2.1 million for the nine months ended September 30, 2018. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The following table sets forth 2019 OPP performance targets and other relevant information about the 2019 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	19.1%		-	29.5%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned	531,827
Grant date fair value per share	$12.09

(1)
The number of restricted common shares received under the 2019 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2019 OPP awards granted during the nine months ended September 30, 2019 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2019	$(25,591)	$176	$(25,415)	$(1,397)	$8	$(1,389)
Other comprehensive income (loss) before reclassifications	(998)	(447)	(1,445)	(53)	(25)	(78)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	(512)	(512)	—	(27)	(27)
Balance September 30, 2019	$(26,589)	$(783)	$(27,372)	$(1,450)	$(44)	$(1,494)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	2,567	(4,296)	(1,729)	136	(230)	(94)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(1,946)	1,508	184	(104)	80
Balance September 30, 2019	$(26,589)	$(783)	$(27,372)	$(1,450)	$(44)	$(1,494)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2018	$(29,198)	$8,476	$(20,722)	$(1,588)	$451	$(1,137)
Other comprehensive income (loss) before reclassifications	1,823	1,013	2,836	98	54	152
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(527)	(527)	—	(28)	(28)
Balance September 30, 2018	$(27,375)	$8,962	$(18,413)	$(1,490)	$477	$(1,013)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(3,015)	5,267	2,252	(161)	282	121
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(1,380)	(1,380)	—	(74)	(74)
Balance September 30, 2018	$(27,375)	$8,962	$(18,413)	$(1,490)	$477	$(1,013)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $198,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2019.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2019 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2019	$(26,988)	$184	$(26,804)
Other comprehensive income (loss) before reclassifications	(1,051)	(472)	(1,523)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(539)	(539)
Balance September 30, 2019	$(28,039)	$(827)	$(28,866)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	2,703	(4,526)	(1,823)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(2,050)	1,588
Balance September 30, 2019	$(28,039)	$(827)	$(28,866)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2018 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2018	$(30,786)	$8,927	$(21,859)
Other comprehensive income (loss) before reclassifications	1,921	1,067	2,988
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(555)	(555)
Balance September 30, 2018	$(28,865)	$9,439	$(19,426)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(3,176)	5,549	2,373
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(1,454)	(1,454)
Balance September 30, 2018	$(28,865)	$9,439	$(19,426)

We expect within the next twelve months to reclassify into earnings as a increase to interest expense approximately $198,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2019.

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2019	September 30, 2018
Costs relating to construction included in accounts payable and accrued expenses	$18,417	$14,307

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Interest paid	$44,231	$46,154

Information related to non-cash assets and liabilities recorded as a result of the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”) as of September 30, 2019 was as follows (in thousands):

September 30, 2019
Non-Cash operating lease right-of-use assets exchanged for operating lease liabilities	$87,679
Non-Cash operating lease liabilities exchanged for operating right-of-use assets	$92,354

The difference between the recorded operating lease liabilities and operating right-of-use assets represents the accrued straight-line rent liability of $5.0 million and our prepaid rent balances of $307,000 previously recognized under Accounting Standards Codification Topic 840 “Leases” (“ASC 840”) that were reclassified to the operating leases right-of use assets under ASC 842.

17. Leases

On January 1, 2019, we adopted ASC 842, which supersedes ASC 840. We adopted ASC 842 using the modified retrospective approach, whereby there was no cumulative effect adjustments to retained earnings on adoption and prior periods were not restated. Accordingly, our leases and lease related costs, as both lessee and lessor, and lease related receivables, as lessor, are presented under ASC 842 as of and for the three and nine months ended September 30, 2019 and under ASC 840 as of December 31, 2018 and for the three and nine months ended September 30, 2018.

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. As a result of the adoption of ASC 842, the amounts disclosed in our 2018 third quarter 10-Q as base rentals, percentage rentals and expense reimbursements have now been combined into rental revenues on the consolidated statements of operations to conform to the current year presentation. In addition, certain amounts previously included in expense reimbursements in our 2018 third quarter 10-Q, which are not related to leases have been reclassified to management, leasing and other services and other revenues on the consolidated statements of operations to conform to the current year presentation. See Note 4 for additional details on the amounts reclassified to management, leasing and other services.

ASC 842 requires certain other accounting changes effective January 1, 2019 where prior year amounts are not reclassified or restated. Uncollectible tenant revenues previously recorded in general and administrative expense are recorded in rental revenues as a contra-revenue account in 2019. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three and nine months ended September 30, 2019, we recorded a straight-line rent adjustment of $1.6 million and $4.9 million, respectively, in rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized, however, indirect internal leasing costs previously capitalized are now expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease. For the three and nine months ended September 30, 2019, lease costs of approximately $1.3 million and $3.5 million, respectively, were expensed which would have been capitalized under ASC 840.

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

Information as Lessor Under ASC 842

As of September 30, 2019, we were the lessor to over 2,300 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2019 to 2035, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the three and nine months ended September 30, 2019, the components of rental revenues are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019
Rental revenues - fixed	$89,055	$272,482
Rental revenues - variable (1)	25,995	74,907
Rental revenues	$115,050	$347,389

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of September 30, 2019, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

For the remainder of 2019	$80,828
2020	316,491
2021	281,120
2022	246,176
2023	212,194
2024	177,230
Thereafter	343,428
$1,657,467

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

For the three and nine months ended September 30, 2019, the components of lease costs are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019
Operating lease costs	$1,372	$4,148
Short-term lease costs	563	1,726
Variable lease costs (1)	50	180
Total lease costs	$1,985	$6,054

(1)	Our variable lease costs relate to our ground leases where increases in payments are based on center financial performance.

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

September 30, 2019
Weighted - average remaining lease term (years)	50
Weighted - average discount rate	5.0%

Cash flow information related to leases for the nine months ended September 30, 2019 (in thousands):

September 30, 2019
Operating cash outflows related to operating leases	$4,006

Maturities of lease liabilities as of September 30, 2019 for the next five years and thereafter are as follows (in thousands):

For the remainder of 2019	$1,564
2020	5,568
2021	5,613
2022	5,669
2023	5,709
2024	5,765
Thereafter	226,837
Total lease payments	$256,725
Less imputed interest	165,042
Present value of lease liabilities	$91,683

Information as Lessee Under ASC 840

As of December 31, 2018, our non-cancelable operating leases have terms, including certain extension options, that expire from 2019 to 2101. Rental payments for these leases totaled approximately $1.8 million and $5.4 million, respectively for the three and nine months ended September 30, 2018. As of December 31, 2018, the majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina. The contingent portion of our ground lease payments is based on center performance and/or changes in an index.

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

19. Subsequent Events

In October 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on November 15, 2019 to each shareholder of record on October 31, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2019 with the three and nine months ended September 30, 2018. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

As of September 30, 2019, we had 32 consolidated outlet centers in 19 states totaling 12.0 million square feet. We also had 7 unconsolidated outlet centers in 6 states or provinces totaling 2.2 million square feet. During March 2019, we closed on the sale of four non-core consolidated outlet centers for total gross proceeds of $130.5 million, and total net proceeds of approximately $128.2 million. The four properties were located in Nags Head, North Carolina; Ocean City, Maryland; Park City, Utah; and Williamsburg, Iowa and represented 6.8% of the Company’s consolidated portfolio square footage. In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont, Quebec for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2018 to September 30, 2019 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2018		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of September 30, 2019		12,048	32	2,212	7

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2019. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,109	98
Riverhead, New York (1)	100	729,778	97
Rehoboth Beach, Delaware (1)	100	557,353	98
Foley, Alabama	100	554,583	90
Atlantic City, New Jersey (1) (3)	100	489,706	80
San Marcos, Texas	100	471,816	94
Sevierville, Tennessee (1)	100	447,815	99
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Jeffersonville, Ohio	100	411,867	92
Glendale, Arizona (Westgate)	100	410,726	99
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	100
Charleston, South Carolina	100	382,180	99
Lancaster, Pennsylvania	100	376,997	88
Pittsburgh, Pennsylvania	100	373,863	97
Commerce, Georgia	100	371,408	97
Grand Rapids, Michigan	100	357,103	96
Fort Worth, Texas	100	351,741	99
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,716	98
Locust Grove, Georgia	100	321,082	97
Gonzales, Louisiana	100	321,066	95
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	93
Mashantucket, Connecticut (Foxwoods) (1)	100	311,508	95
Tilton, New Hampshire	100	250,107	97
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	92
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	97
Blowing Rock, North Carolina	100	104,009	88
Totals		12,048,206	96

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,677	99
Ottawa, Ontario	50	357,213	97
Columbus, Ohio (1)	50	355,245	97
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96
National Harbor, Maryland (1)	50	341,156	97
Cookstown, Ontario	50	307,779	98
Saint-Sauveur, Quebec (1)	50	99,405	96
Total		2,212,180	97

(1)	Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended September 30, 2019 and 2018:

	Trailing twelve months ended September 30, 2019(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	106	520	$34.02	$42.35	8.41	$28.98
Renewal	239	1,147	$34.02	$0.55	3.81	$33.88

	Trailing twelve months ended September 30, 2018(1)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	99	478	$32.92	$63.74	7.86	$24.81
Renewal	265	1,343	$29.79	$0.26	3.79	$29.72

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).

(3)
Net average annual straight-line base rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line base rent per year amount. The average annual straight-line base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants. The average tenant allowance disclosed in the table above includes other landlord costs.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

NET INCOME (LOSS)
Net income in the 2019 period increased $47.8 to $24.8 million as compared to a net loss of $23.0 million for the 2018 period. The increase in net income is primarily due to the the inclusion in the 2018 period of a $49.7 million impairment charge related to our Jeffersonville outlet center.  The increase in net income was partially offset by lower net income due to the sale of four outlet centers in March 2019.

In the tables below, information set forth for properties disposed includes the Nags Head, Ocean City, Park City and Williamsburg outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $5.2 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$113,013	$113,049	$(36)
Rental revenues from properties disposed	79	6,322	(6,243)
Straight-line rent adjustments	2,052	1,451	601
Lease termination fees	127	70	57
Amortization of above and below market rent adjustments, net	(221)	(615)	394
	$115,050	$120,277	$(5,227)

As a result of combining all components of a lease due to the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the three months ended September 30, 2019, we recorded $1.6 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis. These incremental straight-line rents were partially offset by the adjustment of straight-line rents related to certain bankrupt tenants.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $117,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2019	2018	Increase/(Decrease)
Management and marketing	$567	$571	$(4)
Leasing and other fees	32	12	20
Expense reimbursements from unconsolidated joint ventures	757	656	101
	$1,356	$1,239	$117

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $504,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$38,074	$36,420	$1,654
Properties operating expenses from properties disposed	(4)	1,863	(1,867)
Expenses related to unconsolidated joint ventures	757	656	101
Other property operating expenses	322	714	(392)
	$39,149	$39,653	$(504)

Property operating expenses incurred at existing properties during the 2019 period increased due primarily to higher property taxes at certain centers and higher portfolio-wide property insurance costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.5 million in the 2019 period compared to the 2018 period, primarily as a result of $1.3 million in costs incurred due to the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

IMPAIRMENT CHARGE
During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value due to a decline in operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $2.7 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2018 period to the 2019 period (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization from existing properties	$30,103	$31,480	$(1,377)
Depreciation and amortization from properties disposed	—	1,370	(1,370)
	$30,103	$32,850	$(2,747)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the third quarter of 2018.

INTEREST EXPENSE
Interest expense decreased $1.2 million in the 2019 period compared to the 2018 period primarily from the use of the net proceeds from the sale of four properties in March 2019 to reduce amounts outstanding on our unsecured lines of credit. In addition, we utilized some of our operating cash flows to pay down the lines of credit.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $496,000 in the 2019 period compared to the 2018 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2019	2018	Increase/(Decrease)
Equity in earnings from existing properties	$2,329	$1,756	$573
Equity in earnings from property disposed	—	77	(77)
	$2,329	$1,833	$496

Equity in earnings from existing properties increased due to lease termination fees received in the 2019 period and due to rental revenues in the 2019 period including consideration received from certain executory costs, recognized on a straight line basis, as discussed above.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

NET INCOME
Net income increased $80.2 million in the 2019 period to $105.1 million as compared to $24.9 million for the 2018 period. The increase in net income is partially due to:

•	the $43.4 million gain recorded on the sale of the four outlet centers in March 2019, and the

•	inclusion in the 2018 period of a $49.7 million impairment charge related to our Jeffersonville outlet center.

The increase was partially offset by a decrease in net income due to:

•	the sale of the four outlet centers in March 2019 discussed above,

•
a $4.4 million charge in the 2019 period related to the accelerated recognition of compensation cost as a result of a transition agreement (the “COO Transition Agreement”) with the Company’s President and Chief Operating Officer in connection with his planned retirement, and

•	a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $10.1 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$333,195	$334,052	$(857)
Rental revenues from properties disposed	6,501	19,159	(12,658)
Straight-line rent adjustments	6,938	4,744	2,194
Lease termination fees	1,526	1,134	392
Amortization of above and below market rent adjustments, net	(771)	(1,639)	868
	$347,389	$357,450	$(10,061)

Rental revenues from existing properties decreased primarily due to lower average occupancy and rent modifications for certain tenants, in large part as a result of a number of bankruptcy filings and other tenant closures during 2018 and 2019.

As a result of combining all components of a lease due to the adoption of the lease accounting standard ASC 842, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight line basis. For the nine months ended September 30, 2019, we recorded $4.9 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis. These incremental straight-line rents were partially offset by the adjustment of straight-line rents by $1.1 million related to certain bankrupt tenants.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $363,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2019	2018	Increase/(Decrease)
Management and marketing	$1,696	$1,704	$(8)
Leasing and other fees	71	122	(51)
Expense reimbursements from unconsolidated joint ventures	2,176	1,754	422
Total Fees	$3,943	$3,580	$363

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $1.6 million in the 2019 period as compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$111,937	$110,105	$1,832
Property operating expenses from property disposed	2,594	5,945	(3,351)
Expenses related to unconsolidated joint ventures	2,176	1,754	422
Other property operating expense	1,545	2,013	(468)
	$118,252	$119,817	$(1,565)

Property operating expenses incurred at existing properties during the 2019 period increased due primarily to higher property taxes at certain centers and higher portfolio-wide property insurance costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $8.0 million in the 2019 period compared to the 2018 period, primarily as a result of the $4.4 million charge related to the COO Transition Agreement. In addition, general and administrative expenses increased by approximately $3.5 million due to the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

IMPAIRMENT CHARGE
During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value due to a decline in operating results at the center likely resulting from increased competition from the Company's center in Columbus, OH and slower than expected improvement from remerchandising activities. Therefore, we recorded a $49.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $5.7 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2018 period (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$91,753	$94,606	$(2,853)
Depreciation and amortization from property disposed	1,256	4,061	(2,805)
	$93,009	$98,667	$(5,658)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the third quarter of 2018.

INTEREST EXPENSE
Interest expense decreased $1.7 million in the 2019 period compared to the 2018 period primarily from the use of the net proceeds from the sale of four properties in March 2019 to reduce amounts outstanding on our unsecured lines of credit. In addition, we utilized some of our operating cash flows to pay down the lines of credit in the 2019 period. The decrease was partially offset by higher interest rates related to $150.0 million of interest rate swap agreements. In August 2018, certain 30-day LIBOR interest rate swaps with a rate of 1.3% expired and were replaced with new interest rate swaps with a rate of 2.2%. In addition, the average 30-day LIBOR interest rate for our unsecured lines of credit was higher in the 2019 period.

GAIN ON SALE OF ASSETS
In March 2019, we sold four outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

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

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $629,000 in the 2019 period compared to the 2018 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2019	2018	Increase/(Decrease)
Equity in earnings from existing properties	$5,596	$6,120	$(524)
Equity in earnings from property disposed	8	113	(105)
	$5,604	$6,233	$(629)

The decrease in equity in earnings of unconsolidated joint ventures from existing properties was primarily due to the conversion of the mortgages at both our Charlotte and National Harbor joint ventures from variable to fixed due to debt refinancings in 2018. In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. This loan replaced the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%. In December 2018, the National Harbor joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. This loan replaced the $87.0 million construction loan with an interest rate of LIBOR + 1.65%. In addition, the 2019 period had higher LIBOR interest rate levels on variable rate mortgages at our Columbus and Galveston unconsolidated joint ventures.

These decreases were partially offset due to lease termination fees received in the 2019 period and due to rental revenues in the 2019 period including consideration received from certain executory costs, recognized on a straight line basis, as discussed above.

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

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

Shares repurchased were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total number of shares purchased	650,929	—	1,209,328	919,249
Average price paid per share	$15.34	$—	$16.52	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$9,987	$—	$19,976	$19,980

The remaining amount authorized to be repurchased under the program as of September 30, 2019 was approximately $80.0 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

In October 2019, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on November 15, 2019 to each shareholder of record on October 31, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$158,971	$179,968	$(20,997)
Net cash provided by (used in) investing activities	107,943	(36,815)	144,758
Net cash used in financing activities	(271,299)	(144,782)	(126,517)
Effect of foreign currency rate changes on cash and equivalents	(32)	(60)	28
Net decrease in cash and cash equivalents	$(4,417)	$(1,689)	$(2,728)

Operating Activities

The decrease in net cash provided by operating activities in the 2019 period was due to the sale of the four outlet centers in March 2019 as well as changes in working capital.

Investing Activities

The primary cause for the increase in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of the four outlet centers in the 2019 period. In addition, the 2019 period had lower levels of development activity than the 2018 period.

Financing Activities

The primary cause for the increase in net cash used in financing activities was due to the use of the proceeds from the sale of the four outlet centers to pay down our unsecured lines of credit.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2019	2018	Change
Capital expenditures analysis:
New outlet center developments and expansions	$6,913	$6,398	$515
Major outlet center renovations	919	1,973	(1,054)
Second generation tenant allowances	15,171	11,588	3,583
Other capital expenditures	15,135	15,929	(794)
	38,138	35,888	2,250
Conversion from accrual to cash basis	(2,930)	17,461	(20,391)
Additions to rental property-cash basis	$35,208	$53,349	$(18,141)

Potential Future Developments, Acquisitions and Dispositions

As of the date of this filing, we are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangements to develop other potential sites. There can be no assurance, however, that these potential future projects will ultimately be developed.

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

Financing Arrangements

As of September 30, 2019, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit. As of September 30, 2019, we had $595.7 million available under our unsecured lines of credit after taking into account outstanding letters of credit of $170,000.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022. At September 30, 2019, amounts outstanding under our unsecured lines of credit, which provide for borrowings up to $600.0 million, totaled $4.1 million.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings.  Changes to our credit ratings could cause our interest rate spread to adjust accordingly.

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

We believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	48%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	199%

OFF-BALANCE SHEET ARRANGEMENTS

We have partial ownership interests in seven unconsolidated outlet centers totaling approximately 2.2 million square feet, including three outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs for the next twelve months based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance debt obligations, including the ability to exercise upcoming extensions of near term maturities.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2019 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus (1)	85.0	November 2019	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	9.1	May 2020	5.75%	33.0%	3.0
Debt premium and debt origination costs	(1.2)
	$367.9				$19.4

(1)	In October 2019, the joint venture exercised its option to extend the mortgage loan for one year to November 2020 under the same terms. The mortgage loan has one remaining one-year extension option.

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

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

FFO is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP.  We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

Below is a reconciliation of net income to FFO available to common shareholders and AFFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$24,809	$(23,031)	$105,107	$24,944
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	29,451	32,237	91,149	96,841
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,058	3,466	9,453	10,020
Impairment charge - consolidated	—	49,739	—	49,739
Foreign currency loss from sale of joint venture property	—	—	3,641	—
Gain on sale of assets	—	—	(43,422)	—
FFO	57,318	62,411	165,928	181,544
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	(195)	278
Allocation of earnings to participating securities	(481)	(560)	(1,502)	(1,571)
FFO available to common shareholders (1)	$56,837	$61,851	$164,231	$180,251
As further adjusted for:
Compensation related to executive officer retirement (2)	—	—	4,371	—
Impact of above adjustment to the allocation of earnings to participating securities	—	—	(35)	—
AFFO available to common shareholders (1)	$56,837	$61,851	$168,567	$180,251
FFO available to common shareholders per share - diluted (1)	$0.58	$0.63	$1.68	$1.83
AFFO available to common shareholders per share - diluted (1)	$0.58	$0.63	$1.72	$1.83

Weighted Average Shares:
Basic weighted average common shares	92,514	93,109	92,999	93,349
Diluted weighted average common shares (for earnings per share computations)	92,514	93,109	92,999	93,349
Exchangeable operating partnership units	4,960	4,995	4,960	4,995
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	97,474	98,104	97,959	98,344

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

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$24,809	$(23,031)	$105,107	$24,944
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,329)	(1,833)	(5,604)	(6,233)
Interest expense	15,197	16,367	46,638	48,348
Gain on sale of assets	—	—	(43,422)	—
Other non-operating (income) expense	(227)	(261)	2,966	(661)
Impairment charge	—	49,739	—	49,739
Depreciation and amortization	30,103	32,850	93,009	98,667
Other non-property expense	160	457	491	832
Corporate general and administrative expenses	12,265	10,521	41,032	32,223
Non-cash adjustments(1)	(1,729)	(702)	(5,829)	(2,707)
Lease termination fees	(127)	(70)	(1,526)	(1,134)
Portfolio NOI	78,122	84,037	232,862	244,018
Non-same center NOI(2)	(82)	(4,579)	(4,190)	(13,505)
Same Center NOI	$78,040	$79,458	$228,672	$230,513

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

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
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2019, we had approximately 1.3 million square feet, or 11% of our consolidated portfolio at that time coming up for renewal during 2019, excluding the outlet centers sold in March 2019. As of September 30, 2019, we had renewed approximately 71% of this space. In addition, for the rolling twelve months ended September 30, 2019, we completed renewals and re-tenanted space totaling 1.7 million square feet at a blended 2.5% increase in average base rental rates compared to the expiring rates.
The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. As of September 30, 2019, we recaptured approximately 195,000 square feet within the consolidated portfolio related to bankruptcies and brand-wide restructurings by retailers during the year, compared to 123,000 square feet by this time last year. Largely due to the number of bankruptcy filings, store closings and rent adjustments in 2018 and 2019, we currently expect our Same Center NOI for 2019 to decline compared to 2018.
We expect other store closings will impact our operating results. For example, Dressbarn plans to close all of their stores at the beginning of 2020. In our consolidated portfolio, this comprises 22 stores with approximately 177,000 square feet. Kitchen Collection has also announced plans to close all of their retail stores. We currently have 30 stores in our consolidated portfolio representing 93,000 square feet. Forever 21 and Destination Maternity filed for bankruptcy court protection in October. The current potential store closure lists for stores in our consolidated portfolio include two Forever 21 Stores, and five Destination Maternity locations. Together, these seven stores represent 33,000 square feet. We do not know exactly how many stores will close and when, and if there will be any early termination fees or any rent adjustments at stores that remain open.
We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2020.
Occupancy at our consolidated centers was 95.9% and 96.4% as of September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, 1% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $155,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2019	December 31, 2018
Fair value of debt	$1,606,407	$1,668,475
Recorded value of debt	$1,571,923	$1,712,918

A 100 basis point increase from prevailing interest rates at September 30, 2019 and December 31, 2018 would result in a decrease in fair value of total consolidated debt of approximately $64.7 million and $65.6 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2019. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization.

The following table summarizes our common share repurchases for the fiscal quarter ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2019 to July 31, 2019	—	$—	—	$90.0
August 1, 2019 to August 31, 2019	650,929	15.34	650,929	80.0
September 1, 2019 to September 30, 2019	—	—	—	80.0
Total	650,929	$15.34	650,929	$80.0

Item 5. Other Information

The other information presented below is being filed as a result of the Company’s adoption of the new accounting guidance for lease accounting (“ASC 842”) on January 1, 2019. As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. As a result of the adoption of ASC 842, the amounts disclosed in our 2018 10-Q’s and our 2018 10-K as base rentals, percentage rentals and expense reimbursements have now been combined into rental revenues on the consolidated statements of operations to conform to the current year presentation. In addition, certain amounts previously included in expense reimbursements in our 2018 10-Q’s and our 2018 10-K, which are not related to leases have been reclassified to management, leasing and other services and other revenues on the consolidated statements of operations to conform to the current year presentation. See Note 4 of Part I, Item 1. “Financial Statements,” for additional details on the amounts reclassified to management, leasing and other services.

This information has been provided to assist investors in making comparisons of the Company's historical information with the ongoing presentation of the Company's revenues under ASC 842. The reported financial information below has been revised to conform to the current presentation.

The tables below summarizes total revenues as originally reported in the Consolidated Statements of Operations included the Company’s 2018 Annual Report on Form 10-K, and as revised to conform with ASC 842 (in thousands):

As originally reported:

	For the years ended December 31,
	2018	2017	2016
Revenues:
Base rentals	$327,960	$323,985	$308,353
Percentage rentals	10,040	9,853	11,221
Expense reimbursements	145,356	142,817	133,818
Management, leasing and other services	2,496	2,452	3,847
Other revenues	8,829	9,127	8,595
Total revenues	$494,681	$488,234	$465,834

As revised:

	For the years ended December 31,
	2018	2017	2016
Revenues:
Rental revenues	$480,707	$475,283	$451,185
Management, leasing and other services	4,995	3,664	5,905
Other revenues	8,979	9,287	8,744
Total revenues	$494,681	$488,234	$465,834

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.INS***	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
*** Submitted herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 4, 2019

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)