Form 10-K
period 2019-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2020-02-19
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(336) 292-3010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Tanger Factory Outlet Centers, Inc.:
Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common Shares, $.01 par value	SKT	New York Stock Exchange

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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $1,489,302,811 based on the closing price on the New York Stock Exchange for such shares on June 28, 2019.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 7, 2020 was 92,892,260.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 92,892,260 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2019, our consolidated portfolio consisted of 32 outlet centers, with a total gross leasable area of approximately 12.0 million square feet, which were 97% occupied and contained over 2,400 stores representing approximately 400 store brands. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

As of December 31, 2019, the Company, through its ownership of the Tanger GP Trust and Tanger LP Trust, owned 92,892,260 units of the Operating Partnership and the Non-Company LPs collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

Dispositions of Consolidated Outlet Centers

During March 2019, we closed on the sale of four non-core consolidated outlet centers for total gross proceeds of $130.5 million, and total net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The four properties were located in Nags Head, North Carolina; Ocean City, Maryland; Park City, Utah; and Williamsburg, Iowa and represented 6.8% of the Company’s consolidated portfolio square footage. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. The remaining amount authorized to be repurchased under the program as of December 31, 2019 was approximately $80.0 million.

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

We believe that outlet centers present an attractive opportunity for capital investment as many retailers view the outlet concept as a profitable distribution channel. However, due to present economic conditions, the availability of multiple retail channels, and the potential for increased competition from other outlet center developers, new developments or expansions may not provide an initial return on investment as high as has been historically achieved and there may not be as many opportunities to develop or expand.

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

Our consolidated outlet centers range in size from 104,009 to 739,110 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 400 manufacturers, brand name and discount apparel and home retailers such as American Eagle Outfitters, Banana Republic Factory Store, Calvin Klein, Coach, Gap Outlet, Hugo Boss Factory Store, Kate Spade New York, Lululemon Athletica, Nike Factory Store, North Face, Saks Fifth Avenue Off 5th, T.J. Maxx, Tory Burch, Under Armour, Vineyard Vines, West Elm Outlet, Williams-Sonoma Outlet, and many more.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2019, 2018 or 2017. As of December 31, 2019, no single tenant accounted for more than 8% of our leasable square feet or 7% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2019, the components of rental revenues are as follows (in thousands):

2019
Rental revenues - fixed	$360,513
Rental revenues - variable (1)	103,433
Rental revenues	$463,946

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

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

As of December 31, 2019, our consolidated outlet centers were 97% occupied with average tenant sales of $395 per square foot. Our portfolio of properties has had an average occupancy rate of 95% or greater on December 31st of each year since the predecessor company was founded in 1981. We believe our ability to achieve this level of performance is a testament to our long-standing tenant relationships, industry experience and our expertise in the development, leasing and operation of outlet centers.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing rents in our existing outlet centers, renovating and expanding selected outlet centers and reaching new markets through ground-up developments or acquisitions of existing outlet centers. While we expect new development to continue to be important to the growth of our portfolio in the long-term. However, the number of new development opportunities may be limited or completed at a slower pace than historically given the current disruption in the retail environment caused in part by Internet competition and numerous store closings as a result of bankruptcy filings or brand wide restructuring of certain retailers. Future outlet centers may be wholly-owned by us or developed through joint venture arrangements.

Increasing rents at existing outlet centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew many leases at higher base rents per square-foot and replace underperforming tenants with new or existing tenants in our portfolio. Given the current retail environment as discussed above, we may choose to renew certain tenants or execute leases with new tenants at lower rental rates to maintain a high portfolio occupancy rate.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 39 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to identify new markets across North America, we follow a general set of guidelines when evaluating opportunities for the development of new outlet centers. This typically includes seeking locations within markets that have at least one million people residing within a 30 to 40 mile radius with an average household income of at least $65,000 per year, frontage on a major interstate or roadway that has excellent visibility and a traffic count of at least 55,000 cars per day. Leading tourist, vacation and resort markets that receive at least five million visitors annually are also closely evaluated. Although our current goal is to target sites that are large enough to support outlet centers with approximately 60 to 90 stores totaling at least 250,000 to 350,000 square feet, we maintain the flexibility to vary our minimum requirements based on the unique characteristics of a site, tenant demand and our prospects for future growth and success.

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

Marketing

Our marketing plans deliver compelling, well-crafted messages and enticing promotions and events to targeted audiences. Our plans are based on a basic measure of success - increase sales and traffic for our retail partners and we will create successful outlet centers. Utilizing a strategic mix of print, radio, television, direct mail, our consumer website, Internet advertising, social networks, mobile applications and public relations, we consistently reinforce the Tanger brand. Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2020.

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

Because our revenues are ultimately linked to our tenants' success, we are affected by the same competitive factors, such as consumer spending habits and on-line shopping, as our tenants. Tenants of outlet centers are generally adverse to direct competition with major brick and mortar retailers and their own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas as our centers are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. In recent years, some of our tenants have been adversely impacted by changes in consumer spending habits and the convenience of on-line shopping.

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

As of February 1, 2020, we maintain offices and employ on-site management at 34 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Employees

As of February 1, 2020, we had 285 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 34 business offices. At that date, we also employed 351 part-time employees at various locations.

ITEM 1A.RISK FACTORS

Risks Related to Real Estate Investments

We may be unable to develop new outlet centers or expand existing outlet centers successfully.

We intend to continue to develop new outlet centers and expand existing outlet centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

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

Properties have been in the past and may be in the future subject to impairment charges which can adversely affect our financial results.

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

In recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $100.0 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary.  As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

Dispositions may not achieve anticipated results.

From time to time, we have strategically disposed of assets, and may dispose of additional assets in the future, with the goal of improving the overall performance of our core portfolio. However, we may not achieve the results we originally anticipated at the time of disposition. If we are not successful at achieving the anticipated results, there is a potential for a significant adverse impact on our returns and our overall profitability.

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

Possible terrorist activity, other acts or threats of violence, public health crises and threats to public safety could adversely affect our financial condition and results of operations.

Terrorist attacks and threats of terrorist attacks, whether in the United States, Canada or elsewhere, or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Similarly, public health crises may negatively impact consumer spending. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties and may adversely impact our results of operations to the extent our revenues are dependent on variable revenue sources.

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

We are substantially dependent on the results of operations of our retail tenants and their bankruptcy, early termination or closing could adversely affect us.

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

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed all or certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores or reduction of rent for stores that remain operating. For example, in 2018 and 2019, our revenues were adversely affected by bankruptcy filings and other tenant closures during those periods. We expect other store closings to impact our operating results in 2020. In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets.

Re-leasing this space may take longer than our historical experience. In addition, we may be unable to replace the space at equal or greater rent, and/or we may incur significant tenant allowances to induce tenants to enter into leases. As such, the closings of a significant amount of stores could have a material adverse effect on our results of operations and could result in a lower level of funds for distribution.

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

We face risks associated with climate change.

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience, among other impacts, increases in storm intensity, rising sea levels and other natural disasters. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties.

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

Certain retailers have experienced, and may continue to experience for the foreseeable future considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on such retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired, adversely impacting our results of operations to the extent our revenues are dependent on variable revenue sources, and resulting in closures of their stores or their seeking a lease modification with us. Any lease renewal or modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges.

Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2019, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in three properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Uncertainty relating to the determination of LIBOR and the phasing out of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market.

As of December 31, 2019, we had $401.4 million of debt and nine interest rate swaps with an aggregate notional value of $390.0 million outstanding that were indexed to LIBOR. In addition, we have a $600.0 million unsecured revolving line of credit facility that is indexed to LIBOR but had no borrowings under it.  We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and/or magnified. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

The market price of our common shares or other securities may fluctuate significantly in response to many factors.

Factors that could cause our securities to fluctuate significantly include but are not limited to; actual or anticipated variations in our operating results; cash flows or liquidity; changes in our earnings estimates or those of analysts; changes in our dividend policy; impairment charges affecting the carrying value of one or more of our outlet centers; changes in the general retail environment; shareholder activism and bankruptcy or brand-wide restructurings of retailers. In addition, a large proportion of our common shares has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common shares.

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

Federal or state legislative or other actions could adversely affect our shareholders.

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

Our business operations and information technology systems may be attacked by individuals or organizations intending to disrupt our business operations and information technology systems, whether through cyber attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. As a result, if such an attack or act of terrorism were to occur, our operations and financial results and our share price could be adversely affected.

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

As of December 31, 2019, our consolidated portfolio consisted of 32 outlet centers totaling 12.0 million square feet located in 19 states. We own interests in seven other outlet centers totaling approximately 2.2 million square feet through unconsolidated joint ventures, including three outlet centers in Canada. Our consolidated outlet centers range in size from 104,009 to 739,110 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2019. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2019. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2019, of the 32 outlet centers in our consolidated portfolio, we own the land underlying 26 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms at our option
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2024	2039
Mashantucket, CT (Foxwoods)	8.1	2040	2090
Rehoboth Beach, DE	2.7	2044	(1)

(1)	Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of December 31, 2019:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,600,362	13
New York	2	1,468,888	12
Georgia	3	1,121,579	9
Texas	3	1,001,357	8
Pennsylvania	3	1,000,556	8
Michigan	2	671,541	6
Delaware	1	557,353	5
Alabama	1	554,587	5
New Jersey	1	489,718	4
Tennessee	1	447,815	4
North Carolina	2	422,895	3
Ohio	1	411,867	3
Arizona	1	410,751	3
Florida	1	351,721	3
Missouri	1	329,861	3
Mississippi	1	324,716	3
Louisiana	1	321,066	3
Connecticut	1	311,507	3
New Hampshire	1	250,107	2
Total	32	12,048,247	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of December 31, 2019. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	739,110	99
Riverhead, New York (1)	100	729,778	97
Rehoboth Beach, Delaware (1)	100	557,353	99
Foley, Alabama	100	554,587	94
Atlantic City, New Jersey (1) (3)	100	489,718	80
San Marcos, Texas	100	471,816	96
Sevierville, Tennessee (1)	100	447,815	100
Savannah, Georgia	100	429,089	98
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Jeffersonville, Ohio	100	411,867	92
Glendale, Arizona (Westgate)	100	410,751	100
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	100
Charleston, South Carolina	100	382,180	100
Lancaster, Pennsylvania	100	376,997	95
Pittsburgh, Pennsylvania	100	373,863	97
Commerce, Georgia	100	371,408	97
Grand Rapids, Michigan	100	357,103	97
Fort Worth, Texas	100	351,741	100
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,716	100
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	99
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	94
Mashantucket, Connecticut (Foxwoods) (1)	100	311,507	95
Tilton, New Hampshire	100	250,107	96
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	92
Hilton Head I, South Carolina	100	181,670	100
Terrell, Texas	100	177,800	97
Blowing Rock, North Carolina	100	104,009	89
Total		12,048,247	97

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	398,674	99
Ottawa, Ontario	50	357,218	97
Columbus, Ohio (1)	50	355,245	98
Texas City, Texas (Galveston/Houston) (1)	50	352,705	98
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,779	100
Saint-Sauveur, Quebec (1)	50	99,405	92
Total		2,212,182	98

(1)	Property encumbered by mortgage. See Note 6, to the consolidated financial statements for further details of our joint ventures' debt obligations.

Lease Expirations

The following table sets forth, as of December 31, 2019, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2020	265	1,148	$22.95	$26,346	10
2021	327	1,542	24.47	37,734	14
2022	291	1,338	26.83	35,892	13
2023	227	1,182	25.80	30,501	11
2024	205	970	30.95	30,023	11
2025	270	1,373	26.98	37,050	13
2026	210	916	27.19	24,904	9
2027	137	670	26.61	17,828	7
2028	117	815	20.81	16,962	6
2029	77	382	26.87	10,264	4
2030 and after	31	307	20.65	6,341	2
	2,157	10,643	$25.73	$273,845	100

(1)
Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 1.4 million square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2019	2018	2017	2016	2015
Occupancy	97%	97%	97%	98%	97%
Average annual base rent per square foot (1)	$25.35	$25.51	$25.81	$26.10	$25.19

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

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year(1)	Square Feet (in 000's)	% of Total Outlet Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2019	1,320	11	1,020	77
2018	1,742	13	1,418	81
2017	1,549	12	1,296	84
2016	1,440	12	1,223	85
2015	1,532	13	1,282	84

(1)	Excludes data for properties sold in each respective year.

(2)	Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

The following table sets forth the weighted average rental rate increases per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Base Rent				Average Annualized Base Rent
		($ per sq. ft.)				($ per sq. ft.)
Year(2)	Square Feet (in 000's)	Expiring	New	% Increase	Square Feet (in 000's)	Expiring	New	% Increase
2019(3)	1,064	$31.93	$31.91	—	460	$35.88	$38.93	9
2018(3)	1,398	$30.12	$31.65	5	431	$30.63	$32.40	6
2017(3)	1,261	$28.21	$30.65	9	413	$30.46	$33.24	9
2016(3)	1,187	$27.44	$32.26	18	384	$32.15	$42.84	33
2015	1,282	$21.77	$26.06	20	444	$24.33	$31.48	29

(1)
The square footage released to new tenants for 2019, 2018, 2017, 2016, and 2015, contains 109,000, 144,000, 107,000, 93,000, and 149,000 square feet respectively, that was released to new tenants upon expiration of an existing lease during the respective year.

(2)	Excludes data for properties sold in each respective year.

(3)	Includes both minimum base rent and common area maintenance rents and excludes license agreements, temporary tenants, and month-to-month leases.

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

Year	Occupancy Costs as a % of Tenant Sales
2019	10.0
2018	9.9
2017	10.0
2016	9.9
2015	9.3

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2019 (1):

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Gap, Banana Republic, Janie & Jack, Old Navy	96	947,819	7.9%	5.9%
Ascena Retail Group, Inc.	LOFT, Ann Taylor, Justice, Lane Bryant	96	534,084	4.4%	4.6%
PVH Corp.	Tommy Hilfiger, Van Heusen, Calvin Klein	62	390,692	3.2%	4.1%
Tapestry, Inc.	Coach, Kate Spade, Stuart Weitzman	48	226,289	1.9%	2.8%
Under Armour, Inc.	Under Armour, Under Armour Kids	30	233,877	1.9%	2.8%
Nike, Inc.	Nike, Converse, Hurley	39	423,215	3.5%	2.7%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	39	272,104	2.3%	2.6%
G-III Apparel Group, Ltd.	Bass, Wilsons Leather, DKNY, Karl Lagerfeld Paris	44	203,734	1.7%	2.4%
Carter’s, Inc.	Carters, OshKosh B Gosh	51	224,227	1.9%	2.2%
Michael Kors Holdings Limited	Michael Kors, Michael Kors Men’s	28	136,816	1.1%	2.0%
Signet Jewelers Limited	Kay Jewelers, Zales, Jared Vault	51	117,204	1.0%	1.9%
Hanesbrands Inc.	Hanesbrands, Maidenform, Champion	36	176,907	1.5%	1.9%
Ralph Lauren Corporation	Polo Ralph Lauren, Polo Children, Polo Ralph Lauren Big & Tall	33	358,736	3.0%	1.8%
Columbia Sportswear Company	Columbia Sportswear	19	148,145	1.2%	1.8%
Chico’s, FAS Inc.	Chicos, White House/Black Market, Soma Intimates	42	121,931	1.0%	1.8%
Adidas AG	Adidas, Reebok	28	172,867	1.4%	1.7%
Skechers USA, Inc.	Skechers	30	149,167	1.2%	1.6%
V. F. Corporation	The North Face, Vans, Timberland, Dickies	26	138,846	1.2%	1.6%
Caleres Inc.	Famous Footwear, Naturalizer, Allen Edmonds	33	167,841	1.4%	1.6%
H&M Hennes & Mauritz L.P.	H&M	19	407,342	3.4%	1.5%
L Brands, Inc.	Bath & Body Works, Pink, Victoria’s Secret	30	118,662	1.0%	1.5%
Express Inc.	Express Factory	23	160,730	1.3%	1.5%
Levis	Levis	29	121,486	1.0%	1.4%
J. Crew Group, Inc.	J. Crew, J. Crew Men’s	26	140,366	1.2%	1.4%
Rack Room Shoes, Inc.	Rack Room Shoes	22	129,699	1.0%	1.4%
Total of Top 25 tenants		980	6,222,786	51.6%	56.5%

(1)	Excludes leases that have been entered into but which tenant has not yet taken possession, temporary leases and month-to-month leases.

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

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2019, 2018, and 2017:

Deer Park	Square Feet	2019	2018	2017
Outlet Center Occupancy	739,110	99%	96%	95%

Average base rental rates per weighted average square foot (1)		$34.41	$31.67	$31.64

(1)
Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives up to 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2019 amounted to $5.0 million. Real estate taxes for 2020 are estimated to be approximately $5.1 million.

The following table sets forth, as of December 31, 2019, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2020	10	34	$37.21	$1,265	5
2021	13	63	49.40	3,112	13
2022	7	23	43.65	1,004	4
2023	12	111	26.04	2,890	12
2024	14	137	35.30	4,836	20
2025	6	26	22.85	594	3
2026	7	22	34.73	764	3
2027	6	19	39.42	749	3
2028	10	105	39.43	4,140	18
2029	9	61	39.26	2,395	10
2030 and thereafter	4	105	19.47	2,044	9
Total	98	706	$33.70	$23,793	100%

(1)
Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 33,000 square feet.

(2)
Annualized base rent is defined as the minimum monthly payments due as of December 31, 2019, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Not applicable.

Information about the Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	71	Director, Chief Executive Officer
James F. Williams	55	Executive Vice President - Chief Financial Officer
Chad D. Perry	47	Executive Vice President - General Counsel and Secretary
Lisa J. Morrison	60	Executive Vice President - Leasing
Virginia R. Summerell	61	Senior Vice President of Finance - Treasurer and Assistant Secretary
Carrie A. Warren	57	Senior Vice President - Chief Marketing Officer
Charles A. Worsham	48	Senior Vice President - Construction and Development
Thomas J. Guerrieri Jr.	47	Vice President - Chief Accounting Officer and Controller

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

Holders

As of February 3, 2020, there were approximately 377 common shareholders of record.

Share Repurchases

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

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2019 to October 31, 2019	—	$—	—	$80.0
November 1, 2019 to November 30, 2019	—	—	—	80.0
December 1, 2019 to December 31, 2019	—	—	—	80.0
Total	—	$—	—	$80.0

(1)
For certain restricted common shares that vested during the three months ended December 31, 2019, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was approximately 51,000 for the three months ended December 31, 2019.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2019, is not necessarily indicative of future results.

		Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Tanger Factory Outlet Centers, Inc.	100.00	91.85	104.12	80.89	65.47	51.52
SNL US REIT Equity	100.00	102.76	111.89	121.25	115.57	148.45
SNL US REIT Retail	100.00	104.11	105.17	99.94	93.54	97.67

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2019, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 92,892,260 units of the Operating Partnership and the Non-Company LPs owned 4,911,173 units. We made distributions per common unit during 2019 as follows:

2019
First Quarter	$0.3500
Second Quarter	0.3550
Third Quarter	0.3550
Fourth Quarter	0.3550
Distributions per unit	$1.4150

ITEM 6.	SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2019	2018	2017	2016	2015
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues(1)	$478,348	$494,681	$488,234	$465,834	$439,369
Net income(1)(2)(3)(4)(5)(6)(7)	92,728	45,563	71,876	204,329	222,168
Net income available to common shareholders(1)(2)(3)(4)(5)(6)(7)	86,519	42,444	66,793	191,818	208,792
SHARE DATA
Basic:
Net income available to common shareholders (1)(2)(3)(4)(5)(6)(7)	$0.93	$0.45	$0.71	$2.02	$2.20
Weighted average common shares	92,808	93,309	94,506	95,102	94,698
Diluted:
Net income available to common shareholders(1)(2)(3)(4)(5)(6)(7)	$0.93	$0.45	$0.71	$2.01	$2.20
Weighted average common shares	92,808	93,310	94,522	95,345	94,759
Common dividends(7)	$1.4150	$1.3925	$1.3525	$1.2600	$1.3050
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,896,894	$3,046,179	$3,088,470	$2,965,907	$2,513,217
Total assets	2,285,211	2,384,902	2,540,105	2,526,214	2,314,825
Debt	1,569,773	1,712,918	1,763,651	1,687,866	1,551,924
Total equity	456,109	505,535	612,302	705,441	606,032
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$220,452	$258,318	$253,159	$239,316	$220,755
Investing activities	99,289	(40,023)	(117,545)	(45,501)	(221,827)
Financing activities	(312,133)	(215,203)	(141,679)	(203,467)	6,854
OTHER DATA
Square feet open:
Consolidated	12,048	12,923	12,930	12,710	11,746
Partially-owned (unconsolidated)	2,212	2,371	2,370	2,348	2,747
Number of outlet centers:
Consolidated	32	36	36	36	34
Partially-owned (unconsolidated)	7	8	8	8	9

(1)
For the year ended December 31, 2019, in connection with the adoption of ASC 842 on January 1, 2019, rental revenues is presented net of uncollectible tenant revenues and includes a straight-line rent adjustment of $6.4 million to record contractual payments received as consideration from certain executory costs on a straight-line basis.

(2)
For the year ended December 31, 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers in March 2019 and a $37.6 million impairment charge related to our Jeffersonville, Ohio outlet center. In addition, due to the adoption of ASC 842 $4.9 million of indirect internal leasing costs previously capitalized were expensed as general and administrative expenses.

(3)
For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(4)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(5)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(6)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(7)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2019	2018	2017	2016	2015
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues(1)	$478,348	$494,681	$488,234	$465,834	$439,369
Net income(1)(2)(3)(4)(5)(6)(7)	92,728	45,563	71,876	204,329	222,168
Net income available to common unitholders(1)(2)(3)(4)(5)(6)(7)	91,197	44,773	70,402	202,103	220,118
UNIT DATA
Basic:
Net income available to common unitholders(1)(2)(3)(4)(5)(6)(7)	$0.93	$0.45	$0.71	$2.02	$2.21
Weighted average common units	97,766	98,302	99,533	100,155	99,777
Diluted:
Net income available to common unitholders(1)(2)(3)(4)(5)(6)(7)	$0.93	$0.45	$0.71	$2.01	$2.20
Weighted average common units	97,766	98,303	99,549	100,398	99,838
Common distributions (7)	$1.4150	$1.3925	$1.3525	$1.2600	$1.3050
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,896,894	$3,046,179	$3,088,470	$2,965,907	$2,513,217
Total assets	2,284,814	2,384,540	2,539,434	2,525,687	2,314,154
Debt	1,569,773	1,712,918	1,763,651	1,687,866	1,551,924
Total equity	456,109	505,535	612,302	705,441	606,032
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$220,391	$258,277	$253,131	$239,299	$221,818
Investing activities	99,289	(40,023)	(117,545)	(45,501)	(221,827)
Financing activities	(312,133)	(215,203)	(141,679)	(203,467)	6,854
OTHER DATA
Consolidated	12,048	12,923	12,930	12,710	11,746
Partially-owned (unconsolidated)	2,212	2,371	2,370	2,348	2,747
Number of outlet centers:
Consolidated	32	36	36	36	34
Partially-owned (unconsolidated)	7	8	8	8	9

(1)
For the year ended December 31, 2019, in connection with the adoption of ASC 842 on January 1, 2019, rental revenues is presented net of uncollectible tenant revenues and includes a straight-line rent adjustment of $6.4 million to record contractual payments received as consideration from certain executory costs on a straight-line basis.

(2)
For the year ended December 31, 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers in March 2019 and a $37.6 million impairment charge related to our Jeffersonville, Ohio outlet center. In addition, due to the adoption of ASC 842 $4.9 million of indirect internal leasing costs previously capitalized were expensed as general and administrative expenses.

(3)
For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(4)
For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.

(5)
For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

(6)
For the year ended December 31, 2015, net income includes gains of approximately $120.4 million from the sale of our equity interest in the Wisconsin Dells joint venture and the sale of our Kittery I & II, Tuscola, West Branch and Barstow outlet centers.

(7)	For the year ended December 31, 2015, common dividends include a special dividend paid on January 15, 2016 to holders of record as of December 31, 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding our: ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; outlook for the retail environment, potential bankruptcies, and other store closings; outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements. Important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the potential phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - Risk Factors.

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

General Overview

As of December 31, 2019, we had 32 consolidated outlet centers in 19 states totaling 12.0 million square feet. We also had 7 unconsolidated outlet centers totaling 2.2 million square feet, including 3 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2017 to December 31, 2019:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2017		12,710	36	2,348	8
New Developments:
Fort Worth	Fourth Quarter	352	1	—	—
Expansion:
Ottawa	Second Quarter	—	—	39	—
Lancaster	Third Quarter	148	—	—	—
Dispositions:
Westbrook	Second Quarter	(290)	(1)	—	—
Other		10	—	(17)	—
As of December 31, 2017		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7

Leasing Activity

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that commenced during the years ended December 31, 2019 and 2018, respectively:

	2019(1),(2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	113	460	$38.93	$43.48	7.89	$33.42
Renewal	224	1,064	31.91	0.59	3.54	31.74

	2018(1)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	92	431	$32.40	$50.19	7.81	$25.97
Renewal	281	1,398	31.65	0.22	3.66	31.59

(1)	Rent includes both minimum base rents and common area maintenance ("CAM") rents. Excludes license agreements, temporary tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlet Centers).

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

Results of Operations

2019 Compared to 2018

Net Income
Net income increased $47.2 million in 2019 compared to 2018. The increase in net income is partially due to:

•	the $43.4 million gain recorded on the sale of the four outlet centers in March 2019, and

•	inclusion in the 2018 period a $49.7 million impairment charge related to our Jeffersonville outlet center.

The increase was partially offset by a decrease in net income due to:

•	the sale of the four outlet centers in March 2019 discussed above,

•	an additional impairment charge in the 2019 period related to our Jeffersonville outlet center of $37.6 million.

•
a $4.4 million charge in the 2019 period related to the accelerated recognition of compensation cost as a result of a transition agreement (the “COO Transition Agreement”) with the Company’s former President and Chief Operating Officer in connection with his retirement, and

•	a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in late March 2019. See "General Overview" in previous section for a list of properties sold during 2019.

Rental Revenues
Rental revenues decreased $16.8 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2019	2018	Increase/(Decrease)
Rental revenues from existing properties	$449,333	$450,092	$(759)
Rental revenues from properties disposed	6,321	25,647	(19,326)
Straight-line rent adjustments	7,721	5,843	1,878
Lease termination fees	1,615	1,246	369
Amortization of above and below market rent adjustments, net	(1,044)	(2,121)	1,077
	$463,946	$480,707	$(16,761)

Rental revenues from existing properties decreased primarily due to lower average occupancy and rent modifications for certain tenants, in large part as a result of a number of bankruptcy filings and other tenant closures during 2018 and 2019. The decreases were offset partially by higher percentage rental revenues and temporary tenant revenues.

As a result of combining all components of a lease due to the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. For the year ended December 31, 2019, we recorded $6.4 million in rental revenues in our consolidated statements of operations to record executory costs on a straight-line basis. These incremental straight-line rents were partially offset by the adjustment of straight-line rents related to certain bankrupt tenants.

Other Revenues
The following table sets forth the changes in various components of other income (in thousands):

	2019	2018	Increase/(Decrease)
Other revenues from existing properties	$8,919	$8,670	$249
Other revenues from property disposed	64	309	(245)
	$8,983	$8,979	$4

Management, Leasing and Other Services
Management, leasing and other services increased $424,000 in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2019	2018	Increase/(Decrease)
Management and marketing	$2,308	$2,334	$(26)
Leasing and other fees	126	162	(36)
Expense reimbursements from unconsolidated joint ventures	2,985	2,499	486
Total Fees	$5,419	$4,995	$424

Property Operating Expenses
Property operating expenses decreased $2.7 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2019	2018	Increase/(Decrease)
Property operating expenses from existing properties	$149,590	$147,185	$2,405
Property operating expenses from property disposed	2,580	8,140	(5,560)
Expenses related to unconsolidated joint ventures	2,985	2,499	486
Other property operating expense	2,579	2,633	(54)
	$157,734	$160,457	$(2,723)

Property operating expenses incurred at existing properties during the 2019 period increased primarily due to higher property taxes at certain centers and higher portfolio-wide property insurance costs.

General and Administrative Expenses
General and administrative expenses in the 2019 period increased $9.6 million compared to the 2018 period, primarily as a result of the $4.4 million charge related to the COO Transition Agreement. In addition, general and administrative expenses increased by approximately $4.9 million due to the adoption of the lease accounting standard ASC 842 in 2019 which requires indirect internal leasing and legal costs to be expensed as incurred. In the 2018 period, a portion of these indirect costs were capitalized.

Impairment Charges
During 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value. This shortfall was due to an expected decline in operating results caused by anticipated store closures from bankruptcy filings and brand-wide restructurings and a shift in the local competitive environment. Accordingly we recorded a $49.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. During 2019, in anticipation of further store closings and declining operating results, we recorded an additional impairment charge of $37.6 million in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value.

Depreciation and Amortization
Depreciation and amortization expense decreased $8.4 million in the 2019 period compared to the 2018 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2019	2018	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$122,058	$126,295	$(4,237)
Depreciation and amortization from property disposed	1,256	5,427	(4,171)
	$123,314	$131,722	$(8,408)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the third quarter of 2018 and due to lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, becoming fully depreciated during the reporting periods.

Interest Expense
Interest expense decreased $3.1 million in the 2019 period compared to the 2018 period primarily from the use of the net proceeds from the sale of four properties in March 2019, as well as other general operating cash flows to reduce amounts outstanding on our unsecured lines of credit in the 2019 period. The decrease was partially offset by higher interest rates related to $150.0 million of interest rate swap agreements. In August 2018, certain 30-day LIBOR interest rate swaps with a rate of 1.3% expired and were replaced with new interest rate swaps with a rate of 2.2%.

Gain on Sale of Assets and Interests in Unconsolidated Entities
In March 2019, we sold four outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $6.9 million in the 2019 period compared to the 2018 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2019	2018	Increase/(Decrease)
Equity in earnings from existing properties	$7,831	$2,671	$5,160
Equity in earnings from property disposed	8	(1,747)	1,755
	$7,839	$924	$6,915
The increase in equity in earnings from existing properties is primarily due to including our share of impairment charges totaling $5.3 million related to the Saint-Sauveur outlet center in Canada during the 2018 period. The increase is partially offset in 2019 due to the full year effect of higher interest rates from debt refinancings in 2018 which converted the mortgages at both our Charlotte and National Harbor joint ventures from variable to fixed interest rates. In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. This loan replaced the $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%. In December 2018, the National Harbor joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. This loan replaced the $87.0 million construction loan with an interest rate of LIBOR + 1.65%.

2018 Compared to 2017

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term, the "Company", refers only to Tanger Factory Outlet Centers, Inc. on an unconsolidated basis, excluding the Operating Partnership.

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

We are a well-known seasoned issuer with a shelf registration which expires in March 2021 that allows the Company to register various unspecified classes of equity securities and the Operating Partnership to register various unspecified classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties, invest in existing or newly created joint ventures, or for general corporate purposes.

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

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2019 estimated taxable income, we were required to distribute approximately $105.3 million to our shareholders in order to maintain our REIT status as described above. For tax reporting purposes, we distributed approximately $131.5 million during 2019. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

Shares repurchased during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Total number of shares purchased	1,209,328	919,249	1,911,585
Average price paid per share	$16.52	$21.74	$25.80
Total price paid exclusive of commissions and related fees (in thousands)	$19,976	$19,980	$49,324

The remaining amount authorized to be repurchased under the program as of December 31, 2019 was approximately $80.0 million.

In January 2020, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on February 14, 2020 to each shareholder of record on January 31, 2020, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Additionally in January 2020, the Company's Board of Directors declared a quarterly dividend of $0.3575 cash dividend per common share payable on May 15, 2020 to holders of record on April 30, 2020, and the Trustees of Tanger GP Trust declared $0.3575 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by operating activities	$220,391	$258,277	$(37,886)
Net cash provided by (used in) investing activities	99,289	(40,023)	139,312
Net cash used in financing activities	(312,133)	(215,203)	(96,930)
Effect of foreign currency rate changes on cash and equivalents	(19)	(110)	91
Net increase in cash and cash equivalents	$7,528	$2,941	$4,587

Operating Activities

The primary cause for the decrease in net cash provided by operating activities in the 2019 period was due to the sale of the four outlet centers in March 2019 as well changes in working capital and a slight decline in year over year operating results for our remaining centers.

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

Potential Future Developments, Acquisitions and Dispositions

As of the date of this filing, we are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangements to develop other potential sites or acquire existing centers. There can be no assurance, however, that these potential future projects will ultimately be developed or that additional centers will be acquired.

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

Financing Arrangements

See Notes 8 and 9 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2019, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2019, 1% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

We maintain unsecured lines of credit that, as of December 31, 2019, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of December 31, 2019, we had no borrowings and letters of credit totaling $170,000 outstanding under the lines of credit.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our senior unsecured notes with a principal amount outstanding of $250.0 million and a maturity in December of 2023. Our unsecured lines of credit expire in 2021, with a one-year extension option that may extend the maturity to 2022.  At December 31, 2019, there was no balance outstanding on our unsecured lines of credit, which provide for borrowings up to $600.0 million.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings.  Changes to our credit ratings could cause our interest rate spread to adjust accordingly. February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. As of December 31, 2019, there we no outstanding balances under our unsecured lines of credit. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%.

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

We believe our most restrictive financial covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	48%
Total secured debt to adjusted total assets	< 40%	3%
Total unencumbered assets to unsecured debt	> 150%	198%
Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018	Change
Capital expenditures analysis:
New outlet center developments and expansions	$8,865	$8,863	$2
Renovations	2,930	4,690	(1,760)
Second generation tenant allowances	18,189	15,729	2,460
Other capital expenditures	20,133	19,075	1,058
	50,117	48,357	1,760
Conversion from accrual to cash basis	(2,232)	15,896	(18,128)
Additions to rental property-cash basis	$47,885	$64,253	$(16,368)

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2019 (in thousands):

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Debt (1)	$3,566	$57,193	$4,436	$254,768	$605,140	$657,206	$1,582,309
Interest payments (2)	55,291	53,511	51,672	50,533	34,721	48,517	294,245
Operating leases	5,568	5,613	5,669	5,709	5,765	226,876	255,200
Other contractual obligations	1,431	1,239	1,158	1,148	1,148	4,527	10,651
	$65,856	$117,556	$62,935	$312,158	$646,774	$937,126	$2,142,405

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2019.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2019 was used.

In addition to the contractual payment obligations shown in the table above, we have commitments of $1.8 million remaining as of December 31, 2019 related to contracts to complete construction, development activity at outlet centers, and other capital expenditures throughout our consolidated portfolio. These amounts would be primarily funded by amounts available under our unsecured lines of credit but could also be funded by other sources of capital, such as collateralized construction loans or public debt and equity offerings. In addition, we have commitments to pay approximately $15.9 million in tenant allowances for leases that are executed but where the tenant improvements have not been constructed. Payments are only made upon the tenant opening its store, completing its interior construction and submitting the necessary documentation required per its lease. There were no significant contractual commitments to complete construction and development activity related to our unconsolidated joint ventures as of December 31, 2019. In addition, commitments related to tenant allowances at our unconsolidated joint ventures totaled approximately $1.0 million at December 31, 2019, of which our portion was approximately $481,000. Contractual commitments represent only those costs subject to contracts which are legally binding agreements as of December 31, 2019 and do not necessarily represent the total cost to complete the projects.

Off-Balance Sheet Arrangements

We have partial ownership interests in seven unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada. See Note 6 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during 2020 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance debt obligations, including the ability to exercise upcoming extensions of near term maturities.

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

RioCan Canada

In May 2019, the RioCan joint venture closed on the sale of its outlet center in Bromont, for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income (loss).

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2019 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus (1)	85.0	November 2020	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	9.1	May 2020	5.75%	33.0%	3.0
Debt premium and debt origination costs	(1.1)
	$368.0				$19.4

(1)	In October 2019, the joint venture exercised its option to extend the mortgage loan for one year to November 2020 under the same terms. The mortgage loan has one remaining one-year extension option.

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

Impairments

Rental property held and used by our joint ventures are reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount, and if less than such carrying amount, the joint venture recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value.

During 2018 and 2017 the Rio-Can joint venture recognized impairment charges related to its properties located in Bromont, Quebec and Saint Sauveur, Quebec. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates. While the joint venture believes the Saint Sauveur property is recorded at fair value, there can be no assurance that additional impairment charges will not be recognized.

The table below summarizes the impairment charges taken during 2018 and 2017 (in thousands):

		Impairment Charges(1)
	Outlet Center	Total	Our Share
2018	Bromont and Saint Sauveur	$14,359	$7,180
2017	Bromont and Saint Sauveur	18,042	9,021

(1)	The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting policies and estimates are those related to principles of consolidation, rental property, impairment of long-lived assets, impairment of investments and revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Impairments

Based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $100.0 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary.  As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. The total projected undiscounted cash flows did not significantly exceed the carrying value and therefore we can provide no assurance that material impairment charges with respect to our outlet centers will not occur in 2020 or future periods.

New Accounting Pronouncements

See Note 2 and Note 21 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

New Auditing Standard

On June 1, 2017, the Public Company Accounting Oversight Board issued Auditing Standard 3101, The Auditor's Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. The requirements related to critical audit matters in AS 3101 were effective for audits of fiscal years ending on or after June 30, 2019, for large accelerated filers; and for fiscal years ending on or after December 15, 2020, for all other companies to which the requirements apply. Therefore, critical audit matters are included in the Report of Independent Registered Public Accounting Firm for Tanger Factory Outlet Centers, Inc.'s consolidated financial statements as of and for the year ended December 31, 2019, and will be included in the Report of Independent Registered Public Accounting Firm for Tanger Properties Limited Partnership's consolidated financial statements as of and for the year ended December 31, 2020.

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

FFO is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP.  We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

	2019	2018	2017
Net income	$92,728	$45,563	$71,876
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	120,856	129,281	125,621
Depreciation and amortization of real estate assets - unconsolidated joint ventures	12,512	13,314	13,857
Impairment charges - consolidated	37,610	49,739
Impairment charges - unconsolidated joint ventures	—	7,180	9,021
Foreign currency loss from sale of joint venture property	3,641	—	—
Gain on sale of assets and interests in unconsolidated entities	(43,422)	—	(6,943)
FFO	223,925	245,077	213,432
FFO attributable to noncontrolling interests in other consolidated partnerships	(195)	421	(265)
Allocation of earnings to participating securities	(1,991)	(2,151)	(1,943)
FFO available to common shareholders (1)	$221,739	$243,347	$211,224
As further adjusted for:
Compensation related to executive officer retirement (2)	4,371	—	—
Abandoned pre-development costs	—	—	528
Recoveries from litigation settlement	—	—	(1,844)
Make-whole premium due to early extinguishment of debt (3)	—	—	34,143
Write-off of debt discount and debt origination costs due to early extinguishment of debt (3)	—	—	1,483
Impact of above adjustments to the allocation of earnings to participating securities	(35)	—	(238)
AFFO available to common shareholders (1)	$226,075	$243,347	$245,296
FFO available to common shareholders per share - diluted (1)	$2.27	$2.48	$2.12
AFFO available to common shareholders per share - diluted (1)	$2.31	$2.48	$2.46
Weighted Average Shares:
Basic weighted average common shares	92,808	93,309	94,506
Effect of outstanding options and restricted common shares	—	1	16
Diluted weighted average common shares (for earnings per share computations)	92,808	93,310	94,522
Exchangeable operating partnership units	4,958	4,993	5,027
Diluted weighted average common shares (for FFO and AFFO per share computations) (1)	97,766	98,303	99,549

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.

(2)
For the year ended December 31, 2019, represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2019	2018
Net income	$92,728	$45,563
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(7,839)	(924)
Interest expense	61,672	64,821
Gain on sale of assets	(43,422)	—
Other non-operating (income) expense	2,761	(864)
Impairment charges	37,610	49,739
Depreciation and amortization	123,314	131,722
Other non-property expenses	1,049	1,001
Corporate general and administrative expenses	53,881	43,291
Non-cash adjustments (1)	(6,237)	(3,191)
Lease termination fees	(1,615)	(1,246)
Portfolio NOI	313,902	329,912
Non-same center NOI (2)	(4,024)	(17,900)
Same Center NOI	$309,878	$312,012

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2019, we had approximately 1.3 million square feet, or 11% of our consolidated portfolio at that time coming up for renewal during 2019, excluding the outlet centers sold in March 2019. As of December 31, 2019, we had renewed approximately 77% of this space. In addition, for the twelve months ended December 31, 2019, we completed renewals and re-tenanted space totaling 1.5 million square feet at a blended 2.7% increase in average base rental rates compared to the expiring rates. During 2020, approximately 1.7 square feet, or 14%, of our current consolidated portfolio will come up for renewal.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. During the year ended December 31, 2019, we recaptured approximately 198,000 square feet within the consolidated portfolio related to bankruptcies and brand-wide restructurings by retailers, compared to 126,000 square feet during the year ended December 31, 2018.

We expect other store closings to impact our operating results in 2020. We have already recaptured 303,000 square feet in January 2020 related to all of the Dressbarn and Kitchen Collection stores and certain Forever 21 and Destination Maternity stores. If not released, this would represent a reduction of approximately 350 basis points of Same Center NOI. We also estimate that there may be 322,000 to 372,000 square feet of potential additional store closings that are unknown or unresolved at this time. Largely due to the number of recent and/or anticipated bankruptcy filings, store closings and rent adjustments, we currently expect our Same Center NOI for 2020 to decline compared to 2019.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2020. Occupancy at our consolidated centers was 97.0% and 96.8% as of December 31, 2019 and 2018, respectively.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $390.0 million. See Note 10 to the Consolidated Financial Statements for additional details related to our outstanding derivatives.

As of December 31, 2019, 1% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $114,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. As of December 31, 2019, there were no outstanding balances under our unsecured lines of credit. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%. If additional decreases to our credit ratings occurs, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2019	December 31, 2018
Fair value of debt	$1,603,814	$1,668,475
Recorded value of debt	$1,569,773	$1,712,918

A 100 basis point increase from prevailing interest rates at December 31, 2019 and December 31, 2018 would result in a decrease in fair value of total consolidated debt of approximately $62.9 million and $65.6 million, respectively. Refer to Note 11 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures on December 31, 2019 and concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)	Evaluation of disclosure control procedures.

The Chief Executive Officer, Steven B. Tanger (Principal Executive Officer), and Vice President and Treasurer, James F. Williams (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures on December 31, 2019 and concluded that, as of that date, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Operating Partnership's in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2019 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 was reported.

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

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2019 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,647,204	(1)	$25.57	3,854,479	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,647,204		$25.57	3,854,479

(1)
Includes (a) 523,300 common shares issuable upon the exercise of outstanding options (284,500 of which are vested and exercisable), (b) 290,022 restricted common shares that may be issued under the 2017 Outperformance Plan (the "2017 OPP") upon the satisfaction of certain conditions, (c) 381,065 restricted common shares that may be issued under the 2018 Outperformance Plan (the "2018 OPP") upon the satisfaction of certain conditions and (d) 452,817 restricted common shares that may be issued under the 2019 Outperformance Plan (the "2019 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2017, 2018 and 2019 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.

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

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2020 Annual Meeting of Shareholders.

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

3.1C
Amendment to Amended and Restated Articles of Incorporation dated September 30, 1999. (Incorporated by reference to Exhibit 3.1C to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

3.1D	Amendment to Amended and Restated Articles of Incorporation dated November 10, 2005. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 10, 2005.)

3.1E
Amendment to Amended and Restated Articles of Incorporation dated June 13, 2007. (Incorporated by reference to Exhibit 3.1E of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

3.1F
Articles of Amendment to Amended and Restated Articles of Incorporation dated August 27, 2008. (Incorporated by reference to Exhibit 3.1F of the Company's current report on Form 8-K dated August 29, 2008.)

3.1G
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc. dated May 18, 2011. (Incorporated by reference to Exhibit 3.1 of the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.1H
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc., dated May 24, 2012. (Incorporated by reference to Exhibit 3.1H to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

3.2
By-laws of Tanger Factory Outlet Centers, Inc. restated to reflect all amendments through May 18, 2012. (Incorporated by reference to Exhibit 3.2 to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

4.1	Senior Indenture dated as of March 1, 1996. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)

4.1A
Sixth Supplemental Indenture (Supplement to Senior Indenture dated as of March 1, 1996) dated July 2, 2009. (Incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-3 filed on July 2, 2009.)

4.1B
Seventh Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated June 7, 2010. (Incorporated by reference to Exhibit 4.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated June 7, 2010.)

4.1C
Eighth Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated November 25, 2013. (Incorporated by reference to Exhibit 4.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated November 25, 2013.)

4.1D
Ninth Supplemental Indenture (Supplement to Senior Indenture dated March 1, 1996) dated November 21, 2014. (Incorporated by reference to Exhibit 4.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated November 21, 2014.)

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

4.2	Description of Capital Shares.

10.1 *
Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of April 4, 2014) (Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.2 *
Form of Non-Qualified Share Option Agreement between Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and certain employees. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.3 *
Amended and Restated Employment Agreement of Steven B. Tanger dated December 14, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated December 19, 2016.)

10.4 *
Amended and Restated Employment Agreement for Lisa J. Morrison, as of December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated December 31, 2008.)

10.5 *
Amended and Restated Employment Agreement for Carrie A. Geldner, as of December 29, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

10.6 *
Employment Agreement for Chad D. Perry, dated as of December 12, 2011. (Incorporated by reference to Exhibit 10.9 to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.)

10.7 *
Amended and Restated Employment Agreement for James F. Williams, as of December 29, 2008. (Incorporated by reference to Exhibit 10.11 to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.8*
Amended and Restated Employment Agreement for Virginia R. Summerell, as of December 29, 2008. (Incorporated by reference to Exhibit 10.12 to the Company's and Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.9*
Employment Agreement for Charles A. Worsham, dated July 17, 2014. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

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

10.10B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.10C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.10D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to Exhibit 10.12D to the Company's Registration Statement on Form S-3, dated August 9, 2006.)

10.10E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated August 14, 2009.)

10.11
Registration Rights Agreement amount Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and DPSW Deer Park LLC. (Incorporated by reference to Exhibit 10.2 to the Company's and the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

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

10.14	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.15
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.16 *
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.17 *
Form of Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.17A *
Form of Amendment to Restricted Share Agreement between the Company and certain Officers with certain performance criteria vesting. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.18*
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.19*
Restricted Share Agreement between the Company and Steven. B. Tanger dated February 28, 2012. (Incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

10.20*
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.21*
Form of 2013 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.22*
Form of 2014 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to Exhibit 10.25 to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.)

10.23*
Form of 2015 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.24*
Form of 2016 Outperformance Plan Notional Unit Award agreement. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.25*
Director Deferred Share Program of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.24 to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.26*
2018 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.27*
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.(Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.28*
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Steven B. Tanger. (Incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.29*
Form of 2018 Restricted Share Unit Agreement between the Company and Steven B. Tanger.(Incorporated by reference to Exhibit 10.4 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.30
Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated November 15, 2011.)

10.31
Modification Agreement, dated October 24, 2013 to the Amended and Restated Credit Agreement, dated as of November 10, 2011, among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto, Bank of America Merrill Lynch, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent and Branch Banking and Trust Company, as Documentation Agent. (Incorporated by reference to Exhibit 10.30 to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.)

10.32
Second Amended and Restated Credit Agreement, dated as of October 29, 2015 among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Well Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Well Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association as Document Agent, and Regions Bank as Managing Agent (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K dated February 23, 2016.)

10.33
Amended and Restated Term Loan Agreement dated October 29, 2015 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank Securities, LLC, SunTrust Robinson Humphrey, Inc.m and PNC Capital Markets LLC, as Joint Lead Arrangers, SunTrust Bank and PNC Bank, National Association, as Co-Syndication Agents, Regions Bank, as Documentation Agent and Wells Fargo Securities, LLC, as Sole Bookrunner, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.32 to the Company's and Operating Partnership's Current Report on Form 8-K dated April 15, 2016.)

10.34
First Amendment to Amended and Restated Term Loan Agreement dated as of April 13, 2016 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 15, 2016.)

10.35
Third Amended and Restated Credit Agreement, dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, Merrill Lynch, Pierce, Fenner  & Smith Incorporated, Wells Fargo Securities, LLC, and US Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, as Syndication Agent, US Bank National Association, as Syndication Agent, Suntrust Bank, as Documentation Agent, Branch Banking and Trust Company, as Documentation Agent, PNC Bank, National Association, as Document Agent, and Regions Bank as Managing Agent. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.36
Third Amended and Restated Liquidity Credit Agreement, dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto. (Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.37
Second Amendment to Amended and Restated Term Loan Agreement dated as of January  9, 2018, by and among Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Current Report on Form 8-K dated January 9, 2018.)

10.38
Second Amended and Restated Term Loan Agreement dated as of October 25, 2018 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated October 26, 2018.)

10.39
Second Amended and Restated Continuing Guaranty dated October 25, 2018 by and between Tanger Factory Outlet Centers, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated October 26, 2018.)

10.4
2019 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (As Amended and Restated as of April 4, 2014), as amended, dated as of March 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 5, 2019.)

10.41
Transition Agreement, by and between Thomas E. McDonough and the Partnership, dated June 4, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s and the Operating Partnership’s Current Report on Form 8-K dated June 4, 2019.)

21.1	List of Subsidiaries of the Company.

21.2	List of Subsidiaries of the Operating Partnership.

23.1	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)

23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Submitted herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Steven B. Tanger
Steven B. Tanger
Chief Executive Officer

February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David B. Henry
David B. Henry	Non-Executive Chairman of the Board of Directors	February 19, 2020

/s/ Steven B. Tanger
Steven B. Tanger	Director, Chief Executive Officer (Principal Executive Officer)	February 19, 2020

/s/ James F. Williams
James F. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2020

/s/ William G. Benton
William G. Benton	Director	February 19, 2020

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 19, 2020

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 19, 2020

/s/ Thomas E. Robinson
Thomas E. Robinson	Director	February 19, 2020

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 19, 2020

/s/ Allan L. Schuman
Allan L. Schuman	Director	February 19, 2020

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 19, 2020

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 19, 2020

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

February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Chairman of the Board of Trustees, Chief Executive Officer (Principal Executive Officer)	February 19, 2020

/s/ James F. Williams
James F. Williams	Vice President and Treasurer (Principal Financial Officer)	February 19, 2020

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 19, 2020

/s/ William G. Benton
William G. Benton	Trustee	February 19, 2020

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 19, 2020

/s/ David B. Henry
David B. Henry	Trustee	February 19, 2020

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 19, 2020

/s/ Thomas E. Robinson
Thomas E. Robinson	Trustee	February 19, 2020

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 19, 2020

/s/ Allan L. Schuman
Allan L. Schuman	Trustee	February 19, 2020

/s/ Susan E. Skerritt
Susan E. Skerritt	Trustee	February 19, 2020

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Trustee	February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 21 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of long-lived assets - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
Rental property held and used by the Company is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property as of December 31, 2019, was approximately $1.9 billion. During the year ended December 31, 2019, the Company recorded an impairment charge of approximately $37.6 million.
Given the Company’s cash flow estimates used both for determining recoverability and estimating fair value to determine impairment require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted and discounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted or discounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets and management’s estimate of fair value to determine impairment, including those over rental, occupancy, capitalization, and discount rates, and estimated holding periods.

•
We evaluated the undiscounted and discounted future cash flows analysis, including estimates of rental, occupancy, capitalization, and discount rates, and estimated holding periods for each rental property asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management, which included the use of our fair value specialists for certain of these assumptions, and (2) testing the mathematical accuracy of the undiscounted and discounted future cash flows analysis.

•
We evaluated the reasonableness of management’s undiscounted and discounted future cash flows analysis by comparing management’s projections to the Company’s historical results and external market sources.

Impairment of Investments - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
On a periodic basis, the Company assesses whether there are any indicators that the value of the investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, the discount and capitalization rates. As the discount and capitalization rates are difficult to predict, the values estimated by the Company in the impairment analysis may not be realized. Total investments in unconsolidated joint ventures as of December 31, 2019, were $94.7 million.

Given the Company’s evaluation of the impairment of investments in unconsolidated joint ventures requires management to make significant estimates and assumptions related to the discount and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s analysis and assessment required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount and capitalization rates included the following, among others:

•
We tested the effectiveness of controls over management’s selection of the discount and capitalization rates and management’s evaluation of whether the impairments in their investments in unconsolidated joint ventures are other than temporary.

•	We evaluated the reasonableness of the valuation methodology.

•	With the assistance of our fair value specialists, we evaluated the discount and capitalization rates by evaluating the source information and assumptions used by management.

•	We tested the mathematical accuracy for each of management’s fair value estimates.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 19, 2020

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc.  and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 21 to the financial statements, effective January 1, 2019, the Operating Partnership adopted Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.
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
February 19, 2020

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Properties Limited Partnership  and subsidiaries (the “Operating Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Operating Partnership and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Operating Partnership’s adoption of a new accounting standard.
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
February 19, 2020

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Rental property:
Land	$266,537	$278,428
Buildings, improvements and fixtures	2,630,357	2,764,649
Construction in progress	—	3,102
	2,896,894	3,046,179
Accumulated depreciation	(1,009,951)	(981,305)
Total rental property, net	1,886,943	2,064,874
Cash and cash equivalents	16,672	9,083
Investments in unconsolidated joint ventures	94,691	95,969
Deferred lease costs and other intangibles, net	96,712	116,874
Operating lease right-of-use assets	86,575	—
Prepaids and other assets	103,618	98,102
Total assets	$2,285,211	$2,384,902
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,138,603	$1,136,663
Unsecured term loans, net	347,367	346,799
Mortgages payable, net	83,803	87,471
Unsecured lines of credit, net	—	141,985
Total debt	1,569,773	1,712,918
Accounts payable and accrued expenses	79,562	82,676
Operating lease liabilities	91,237	—
Other liabilities	88,530	83,773
Total liabilities	1,829,102	1,879,367
Commitments and contingencies (Note 22)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 92,892,260 and 93,941,783 shares issued and outstanding at December 31, 2019 and 2018, respectively	929	939
Paid in capital	775,035	778,845
Accumulated distributions in excess of net income	(317,263)	(272,454)
Accumulated other comprehensive loss	(25,495)	(27,151)
Equity attributable to Tanger Factory Outlet Centers, Inc.	433,206	480,179
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	22,903	25,356
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	456,109	505,535
Total liabilities and equity	$2,285,211	$2,384,902

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Rental revenues	$463,946	$480,707	$475,283
Management, leasing and other services	5,419	4,995	3,664
Other revenues	8,983	8,979	9,287
Total revenues	478,348	494,681	488,234
Expenses:
Property operating	157,734	160,457	155,235
General and administrative	53,790	44,167	44,004
Abandoned pre-development costs	—	—	528
Impairment charges	37,610	49,739	—
Depreciation and amortization	123,314	131,722	127,744
Total expenses	372,448	386,085	327,511
Other income (expense):
Interest expense	(61,672)	(64,821)	(64,825)
Loss on early extinguishment of debt	—	—	(35,626)
Gain on sale of assets	43,422	—	6,943
Other non-operating income (expense)	(2,761)	864	2,724
Total other income (expense)	(21,011)	(63,957)	(90,784)
Income before equity in earnings of unconsolidated joint ventures	84,889	44,639	69,939
Equity in earnings of unconsolidated joint ventures	7,839	924	1,937
Net income	92,728	45,563	71,876
Noncontrolling interests in Operating Partnership	(4,678)	(2,329)	(3,609)
Noncontrolling interests in other consolidated partnerships	(195)	421	(265)
Net income attributable to Tanger Factory Outlet Centers, Inc.	$87,855	$43,655	$68,002

Basic earnings per common share:
Net income	$0.93	$0.45	$0.71

Diluted earnings per common share:
Net income	$0.93	$0.45	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income	$92,728	$45,563	$71,876
Other comprehensive income (loss):
Foreign currency translation adjustments	7,917	(8,691)	8,138
Change in fair value of cash flow hedges	(6,174)	405	1,351
Other comprehensive income (loss)	1,743	(8,286)	9,489
Comprehensive income	94,471	37,277	81,365
Comprehensive income attributable to noncontrolling interests	(4,960)	(1,488)	(4,353)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$89,511	$35,789	$77,012

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2016	$961	$820,251	$(122,701)	$(28,295)	$670,216	$35,066	$159	$705,441
Net income	—	—	68,002	—	68,002	3,609	265	71,876
Other comprehensive income	—	—	—	9,010	9,010	479	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	—	14,629	—	—	14,629
Issuance of 1,800 common shares upon exercise of options	—	54	—	—	54	—	—	54
Grant of 411,968 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Repurchase of 1,911,585 common shares, including transaction costs	(18)	(49,343)	—	—	(49,361)	—	—	(49,361)
Withholding of 69,886 common shares for employee income taxes	(1)	(2,435)	—	—	(2,436)	—	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	13	13
Adjustment for noncontrolling interests in Operating Partnership	—	1,630	—	—	1,630	(1,630)	—	—
Acquisition of noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—	(159)	(159)
Exchange of 32,348 Operating Partnership units for 32,348 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.3525 per share)	—	—	(130,166)	—	(130,166)	—	—	(130,166)
Distributions to noncontrolling interests	—	—	—	—	—	(6,800)	(278)	(7,078)
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2017	$946	$784,782	$(184,865)	$(19,285)	$581,578	$30,724	$—	$612,302
Net income	—	—	43,655	—	43,655	2,329	(421)	45,563
Other comprehensive loss	—	—	—	(7,866)	(7,866)	(420)	—	(8,286)
Compensation under Incentive Award Plan	—	15,800	—	—	15,800	—	—	15,800
Grant of 355,184 restricted common share awards	3	(3)	—	—	—	—	—	—
Repurchase of 919,249 common shares, including transaction costs	(9)	(19,989)	—	—	(19,998)	—	—	(19,998)
Withholding of 89,437 common shares for employee income taxes	(1)	(2,067)	—	—	(2,068)	—	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	—	—	626	626
Adjustment for noncontrolling interests in Operating Partnership	—	322	—	—	322	(322)	—	—
Exchange of 34,749 Operating Partnership units for 34,749 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.3925 per share)	—	—	(131,244)	—	(131,244)	—	—	(131,244)
Distributions to noncontrolling interests	—	—	—	—	—	(6,955)	(205)	(7,160)
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	87,855	—	87,855	4,678	195	92,728
Other comprehensive income	—	—	—	1,656	1,656	87	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	—	18,504	—	—	18,504
Grant of 242,167 restricted common share awards	3	(3)	—	—	—	—	—	—
Repurchase of 1,209,328 common shares, including transaction costs	(12)	(19,988)	—	—	(20,000)	—	—	(20,000)
Withholding of 131,873 common shares for employee income taxes	(1)	(2,523)	—	—	(2,524)	—	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	47	47
Adjustment for noncontrolling interests in Operating Partnership	—	200	—	—	200	(200)	—	—
Exchange of 49,511 Operating Partnership units for 49,511 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.415 per share)	—	—	(132,664)	—	(132,664)	—	—	(132,664)
Distributions to noncontrolling interests	—	—	—	—	—	(7,018)	(242)	(7,260)
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Operating Activities
Net income	$92,728	$45,563	$71,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,314	131,722	127,744
Impairment charge	37,610	49,739	—
Amortization of deferred financing costs	3,004	3,058	3,263
Gain on sale of assets	(43,422)	—	(6,943)
Loss on early extinguishment of debt	—	—	35,626
Equity in earnings of unconsolidated joint ventures	(7,839)	(924)	(1,937)
Equity-based compensation expense	18,120	14,669	13,585
Amortization of debt (premiums) and discounts, net	448	416	462
Amortization (accretion) of market rent rate adjustments, net	1,432	2,577	2,829
Straight-line rent adjustments	(7,721)	(5,844)	(5,632)
Distributions of cumulative earnings from unconsolidated joint ventures	7,587	7,941	10,697
Other non-cash	3,638	—	—
Changes in other asset and liabilities:
Other assets	(4,159)	2,079	365
Accounts payable and accrued expenses	(4,288)	7,322	1,224
Net cash provided by operating activities	220,452	258,318	253,159
Investing Activities
Additions to rental property	(47,884)	(64,253)	(166,231)
Additions to investments in unconsolidated joint ventures	(2,316)	(1,916)	(5,892)
Net proceeds on sale of assets	128,505	—	39,213
Distributions in excess of cumulative earnings from unconsolidated joint ventures	17,819	25,232	25,084
Additions to non-real estate assets	(1,155)	(1,330)	(8,909)
Additions to deferred lease costs	(5,142)	(6,703)	(6,584)
Other investing activities	9,462	8,947	5,774
Net cash provided by (used in) investing activities	99,289	(40,023)	(117,545)
Financing Activities
Cash dividends paid	(132,664)	(131,244)	(130,166)
Distributions to noncontrolling interests in Operating Partnership	(7,018)	(6,955)	(6,800)
Proceeds from revolving credit facility	282,870	491,900	719,521
Repayments of revolving credit facility	(427,970)	(554,900)	(572,421)
Proceeds from notes, mortgages and loans	—	25,000	299,460
Repayments of notes, mortgages and loans	(3,369)	(11,783)	(373,258)
Payment of make-whole premium related to early extinguishment of debt	—	—	(34,143)
Repurchase of common shares, including transaction costs	(20,000)	(19,998)	(49,361)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,524)	(2,068)	(2,436)
Additions to deferred financing costs	(115)	(4,428)	(2,850)
Proceeds from exercise of options	—	—	54
Proceeds from other financing activities	47	626	12,054
Payment for other financing activities	(1,390)	(1,353)	(1,333)
Net cash used in financing activities	(312,133)	(215,203)	(141,679)
Effect of foreign currency rate changes on cash and cash equivalents	(19)	(110)	(56)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,589	2,982	(6,121)
Cash and cash equivalents, beginning of year	9,083	6,101	12,222
Cash and cash equivalents, end of year	$16,672	$9,083	$6,101

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2019	2018
Assets
Rental property:
Land	$266,537	$278,428
Buildings, improvements and fixtures	2,630,357	2,764,649
Construction in progress	—	3,102
	2,896,894	3,046,179
Accumulated depreciation	(1,009,951)	(981,305)
Total rental property, net	1,886,943	2,064,874
Cash and cash equivalents	16,519	8,991
Investments in unconsolidated joint ventures	94,691	95,969
Deferred lease costs and other intangibles, net	96,712	116,874
Operating lease right-of-use assets	86,575	—
Prepaids and other assets	103,374	97,832
Total assets	$2,284,814	$2,384,540
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,138,603	$1,136,663
Unsecured term loans, net	347,367	346,799
Mortgages payable, net	83,803	87,471
Unsecured lines of credit, net	—	141,985
Total debt	1,569,773	1,712,918
Accounts payable and accrued expenses	79,165	82,314
Operating lease liabilities	91,237	—
Other liabilities	88,530	83,773
Total liabilities	1,828,705	1,879,005
Commitments and contingencies (Note 22)
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at December 31, 2019 and 2018	4,435	4,914
Limited partners, 4,911,173 and 4,960,684 Class A units and 91,892,260 and 92,941,783 Class B units outstanding at December 31, 2019 and 2018, respectively	478,562	529,252
Accumulated other comprehensive loss	(26,888)	(28,631)
Total partners' equity	456,109	505,535
Noncontrolling interests in consolidated partnerships	—	—
Total equity	456,109	505,535
Total liabilities and equity	$2,284,814	$2,384,540

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Rental revenues	$463,946	$480,707	$475,283
Management, leasing and other services	5,419	4,995	3,664
Other revenues	8,983	8,979	9,287
Total revenues	478,348	494,681	488,234
Expenses:
Property operating	157,734	160,457	155,235
General and administrative	53,790	44,167	44,004
Abandoned pre-development costs	—	—	528
Impairment charges	37,610	49,739	—
Depreciation and amortization	123,314	131,722	127,744
Total expenses	372,448	386,085	327,511
Other income (expense):
Interest expense	(61,672)	(64,821)	(64,825)
Loss on early extinguishment of debt	—	—	(35,626)
Gain on sale of assets	43,422	—	6,943
Other non-operating income (expense)	(2,761)	864	2,724
Total other income (expense)	(21,011)	(63,957)	(90,784)
Income before equity in earnings of unconsolidated joint ventures	84,889	44,639	69,939
Equity in earnings of unconsolidated joint ventures	7,839	924	1,937
Net income	92,728	45,563	71,876
Noncontrolling interests in consolidated partnerships	(195)	421	(265)
Net income available to partners	92,533	45,984	71,611
Net income available to limited partners	91,597	45,522	70,900
Net income available to general partner	$936	$462	$711

Basic earnings per common unit:
Net income	$0.93	$0.45	$0.71

Diluted earnings per common unit:
Net income	$0.93	$0.45	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income	$92,728	$45,563	$71,876
Other comprehensive income (loss):
Foreign currency translation adjustments	7,917	(8,691)	8,138
Change in fair value of cash flow hedges	(6,174)	405	1,351
Other comprehensive income (loss)	1,743	(8,286)	9,489
Comprehensive income	94,471	37,277	81,365
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(195)	421	(265)
Comprehensive income attributable to the Operating Partnership	$94,276	$37,698	$81,100

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2016	$6,485	$728,631	$(29,834)	$705,282	$159	$705,441
Net income	711	70,900	—	71,611	265	71,876
Other comprehensive income	—	—	9,489	9,489	—	9,489
Compensation under Incentive Award Plan	—	14,629	—	14,629	—	14,629
Issuance of 1,800 common units upon exercise of options	—	54	—	54	—	54
Grant of 411,968 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Repurchase of 1,911,585 units, including transaction costs	—	(49,361)	—	(49,361)	—	(49,361)
Withholding of 69,886 common units for employee income taxes	—	(2,436)	—	(2,436)	—	(2,436)
Contributions from noncontrolling interests	—	—	—	—	13	13
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	(159)	(159)
Common distributions ($1.3525 per common unit)	(1,352)	(135,614)	—	(136,966)	—	(136,966)
Distributions to noncontrolling interests	—	—	—	—	(278)	(278)
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	462	45,522	—	45,984	(421)	45,563
Other comprehensive loss	—	—	(8,286)	(8,286)	—	(8,286)
Compensation under Incentive Award Plan	—	15,800	—	15,800	—	15,800
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	626	626
Common distributions ($1.3925 per common unit)	(1,392)	(136,807)	—	(138,199)	—	(138,199)
Distributions to noncontrolling interests	—	—	—	—	(205)	(205)
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	936	91,597	—	92,533	195	92,728
Other comprehensive income	—	—	1,743	1,743	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	18,504	—	18,504
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,209,328 units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Withholding of 131,873 common units for employee income taxes	—	(2,524)	—	(2,524)	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	47	47
Common distributions ($1.415 per common unit)	(1,415)	(138,267)	—	(139,682)	—	(139,682)
Distributions to noncontrolling interests	—	—	—	—	(242)	(242)
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Operating activities
Net income	$92,728	$45,563	$71,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,314	131,722	127,744
Impairment charge	37,610	49,739	—
Amortization of deferred financing costs	3,004	3,058	3,263
Loss on early extinguishment of debt	—	—	35,626
Gain on sale of assets	(43,422)	—	(6,943)
Equity in earnings of unconsolidated joint ventures	(7,839)	(924)	(1,937)
Equity-based compensation expense	18,120	14,669	13,585
Amortization of debt (premiums) and discounts, net	448	416	462
Amortization (accretion) of market rent rate adjustments, net	1,432	2,577	2,829
Straight-line rent adjustments	(7,721)	(5,844)	(5,632)
Distributions of cumulative earnings from unconsolidated joint ventures	7,587	7,941	10,697
Other non-cash	3,638	—	—
Changes in other assets and liabilities:
Other assets	(4,185)	1,729	481
Accounts payable and accrued expenses	(4,323)	7,631	1,080
Net cash provided by operating activities	220,391	258,277	253,131
Investing activities
Additions to rental property	(47,884)	(64,253)	(166,231)
Additions to investments in unconsolidated joint ventures	(2,316)	(1,916)	(5,892)
Net proceeds on sale of assets	128,505	—	39,213
Distributions in excess of cumulative earnings from unconsolidated joint ventures	17,819	25,232	25,084
Additions to non-real estate assets	(1,155)	(1,330)	(8,909)
Additions to deferred lease costs	(5,142)	(6,703)	(6,584)
Other investing activities	9,462	8,947	5,774
Net cash provided by (used in) investing activities	99,289	(40,023)	(117,545)
Financing activities
Cash distributions paid	(139,682)	(138,199)	(136,966)
Proceeds from revolving credit facility	282,870	491,900	719,521
Repayments of revolving credit facility	(427,970)	(554,900)	(572,421)
Proceeds from notes, mortgages and loans	—	25,000	299,460
Repayments of notes, mortgages and loans	(3,369)	(11,783)	(373,258)
Payment of make-whole premium related to early extinguishment of debt	—	—	(34,143)
Repurchase of common shares, including transaction costs	(20,000)	(19,998)	(49,361)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,524)	(2,068)	(2,436)
Additions to deferred financing costs	(115)	(4,428)	(2,850)
Proceeds from exercise of options	—	—	54
Proceeds from other financing activities	47	626	12,054
Payment for other financing activities	(1,390)	(1,353)	(1,333)
Net cash used in financing activities	(312,133)	(215,203)	(141,679)
Effect of foreign currency rate changes on cash and cash equivalents	(19)	(110)	(56)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,528	2,941	(6,149)
Cash and cash equivalents, beginning of year	8,991	6,050	12,199
Cash and cash equivalents, end of year	$16,519	$8,991	$6,050

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.	Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2019, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.0 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 97% occupied and contained over 2,400 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

Our outlet centers and other assets are held by, and all of our operations are conducted by the Operating Partnership. Accordingly, the descriptions of our business, employees and properties are also descriptions of the business, employees and properties of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2019, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 92,892,260 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2.	Summary of Significant Accounting Policies

Reclassifications- Certain prior period balances in the accompanying consolidated statements of operations have been reclassified or combined to conform to the current period presentation. See Note 6 and Note 21 for additional details on the amounts reclassified.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2019, we did not have a joint venture that was a VIE.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Payroll and related costs capitalized	$1,581	$1,521	$2,345
Interest costs capitalized	$25	$93	$2,289

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Depreciation expense related to rental property	$107,129	$114,198	$107,845

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

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Deferred lease costs capitalized- payroll and related costs	$679	$6,007	$6,098
Total deferred lease costs capitalized	$5,142	$6,703	$6,584

Due to the adoption of Accounting Standards Codification Topic 842 "Leases" ("ASC 842") on January 1, 2019, only direct internal leasing costs are capitalized and indirect internal leasing costs previously capitalized are now expensed. Deferred lease costs and other intangible assets also include the value of leases and origination costs deemed to have been acquired in real estate acquisitions.

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

Impairment of Long-Lived Assets - Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. The estimated fair value is based primarily on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data.

During the fourth quarter of 2019 and third quarter 2018, we recorded a $37.6 million and $49.7 million, respectively, impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. See Note 11 for additional information on the fair market value calculation. We recognized no impairment losses for our consolidated properties during the year ended December 31, 2017. See Note 6 for discussion of the impairment of our unconsolidated joint ventures at the Bromont, Quebec and Saint Sauveur, Quebec outlet centers during the years ended December 31, 2018 and 2017.

In addition, based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $100.0 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary.  As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

Impairment of Investments - On a periodic basis or if circumstances exist, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2016 - 2019 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2019, 2018 and 2017 were taxable as follows:

Common dividends per share:	2019	2018	2017
Ordinary income	$1.3261	$1.3919	$1.1660
Capital gain	—	0.0006	—
Return of capital	0.0889	—	0.1865
	$1.4150	$1.3925	$1.3525

The following reconciles net income available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income available to the Company's shareholders	$87,855	$43,655	$68,002
Book/tax difference on:
Depreciation and amortization	51,602	58,208	10,685
Sale of assets and interests in unconsolidated entities	(41,138)	(3,243)	(8,718)
Equity in earnings from unconsolidated joint ventures	1,447	18,444	15,662
Share-based payment compensation	8,246	6,269	221
Other differences	8,948	(630)	(1,089)
Taxable income available to common shareholders	$116,960	$122,703	$84,763

Revenue Recognition - As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. Base rentals are recognized on a straight-line basis over the term of the lease. Tenant expense reimbursements are recognized in the period the applicable expenses are incurred. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $61.6 million and $57.5 million as of December 31, 2019 and 2018, respectively. Common area maintenance expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property. As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. The majority of our leases contain provisions which provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. If a tenant terminates its lease prior to the original contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related above or below market lease value will be written off.

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures. Development and leasing fees received from unconsolidated affiliates are recognized as revenue when earned to the extent of the third party partners' ownership interest. Development and leasing fees earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees and marketing fees are recognized as revenue when earned. Fees recognized from these activities are shown as management, leasing and other services in our consolidated statements of operations. Fees received from consolidated joint ventures are eliminated in consolidation. Expense reimbursements from unconsolidated joint ventures are recognized in the period the applicable expenses are incurred.

Uncollectible Tenant Revenues - Due to the adoption of ASC 842 effective January 1, 2019, uncollectible tenant revenues were recorded as a contra-revenue adjustment in 2019. If it is determined collection is not probable we record revenues on a cash basis. Previously in 2018 and 2017, these adjustments were recorded in general and administrative expense.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental income or gross leasable area during 2019, 2018 or 2017.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Costs relating to construction included in accounts payable and accrued expenses	$17,619	$15,772	$32,060

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Interest paid, net of interest capitalized	$57,237	$60,529	$56,730

Information related to non-cash assets and liabilities recorded as a result of the adoption of ASC 842 in 2019 was as follows (in thousands):

2019
Non-Cash operating lease right-of-use assets exchanged for operating lease liabilities	$87,679
Non-Cash operating lease liabilities exchanged for operating right-of-use assets	$92,354

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

Recently adopted accounting standards (other than ASC 842 Leases, see Note 21)

In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to Accounting Standards Codification 815. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. The mandatory effective date for calendar year-end public companies was January 1, 2019. The adoption of ASU 2018-16 as of January 1, 2019 did not have a material impact on our consolidated financial statements.

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

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2019 and 2017 (in thousands). No properties were sold during 2018.

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2019 Dispositions:(1)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422
Land outparcels	Savannah, GA and Seymour, IN	July 2019	—	$257	$—
			878	$128,505	$43,422

2017 Dispositions:(1)
Westbrook	Westbrook, CT	May 2017	290	$39,213	$6,943

(1)	The rental properties sold did not meet the criteria to be reported as discontinued operations.

5. Development of Consolidated Rental Properties

2017 Developments

Fort Worth

In October 2017, we opened a 352,000 square foot wholly-owned outlet center in the greater Fort Worth, Texas area, located within the 279-acre Champions Circle mixed-use development adjacent to Texas Motor Speedway.

Lancaster Expansion

In September 2017, we opened a 123,000 square foot expansion of our outlet center in Lancaster, Pennsylvania.

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.7	$9.2
				$94.7
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(3.5)	$85.0
Charlotte (2)	Charlotte, NC	50.0%	399	(13.0)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.9)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.7)	79.9
				$(42.1)

As of December 31, 2018
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	924	$96.0	$9.3
				$96.0
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(1.6)	$84.7
Charlotte (2)	Charlotte, NC	50.0%	398	(10.8)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.1)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.0)	79.6
				$(32.5)

(1)	Net of debt origination costs and including premiums of $1.1 million and $1.4 million as of December 31, 2019 and 2018, respectively.

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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fees:
Management and marketing	$2,308	$2,334	$2,310
Leasing and other fees	126	162	142
Expense reimbursements from unconsolidated joint ventures	2,985	2,499	1,212
Total Fees	$5,419	$4,995	$3,664

Expense reimbursements from unconsolidated joint ventures were previously included in expense reimbursements in our Form 10-K for the year ended December 31, 2018. As these revenues are not related to leases, the 2018 amounts have been reclassified to management, leasing and other services on the consolidated statements of operations to conform to the current year presentation. See Note 21 for discussion of adoption of ASC 842.

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.8 million and $4.1 million as of December 31, 2019 and 2018, respectively) are amortized over the various useful lives of the related assets.

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

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matured in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. In October 2019, the joint venture exercised its first option to extend the mortgage loan for one year to November 2020 under the same terms. We are providing property management, marketing and leasing services to the joint venture.

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

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In 2016, the co-owners commenced construction on a 39,000 square foot expansion, which opened during the second quarter of 2017 to bring the total square feet of the outlet center to approximately 357,000.

Other properties owned by the RioCan Canada co-owners include Cookstown Outlet Mall and Les Factoreries Saint-Sauveur. Cookstown Outlet Mall is approximately 308,000 square feet and Les Factoreries Saint-Sauveur is approximately 116,000 square feet.

In May 2019, the RioCan joint venture closed on the sale of its 161,000 square foot outlet center in Bromont, for net proceeds of approximately $6.4 million. Our share of the proceeds was approximately $3.2 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

During 2018 and 2017, the Rio-Can joint venture recognized impairment charges related to its Bromont and Saint Sauveur properties. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates.

The table below summarizes the impairment charges taken during 2018 and 2017 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2018	Bromont and Saint Sauveur	$14,359	$7,180
2017	Bromont and Saint Sauveur	$18,042	$9,021

(1)	The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2019	2018
Assets
Land	$90,859	$91,443
Buildings, improvements and fixtures	477,061	469,834
Construction in progress	4,779	2,841
	572,699	564,118
Accumulated depreciation	(132,860)	(113,713)
Total rental property, net	439,839	450,405
Cash and cash equivalents	19,750	16,216
Deferred lease costs, net	6,772	8,437
Prepaids and other assets	17,789	25,648
Total assets	$484,150	$500,706
Liabilities and Owners' Equity
Mortgages payable, net	$368,032	$367,865
Accounts payable and other liabilities	17,173	13,414
Total liabilities	385,205	381,279
Owners' equity	98,945	119,427
Total liabilities and owners' equity	$484,150	$500,706

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2019	2018	2017
Revenues	$93,508	$94,509	$96,776
Expenses:
Property operating	36,812	37,121	36,507
General and administrative	271	266	350
Impairment charges	—	14,359	18,042
Depreciation and amortization	24,454	26,262	28,162
Total expenses	61,537	78,008	83,061
Other income (expense):
Interest expense	(16,234)	(14,518)	(10,365)
Other non-operating income	507	234	71
Total other income (expense)	$(15,727)	$(14,284)	$(10,294)
Net income	$16,244	$2,217	$3,421
The Company and Operating Partnership's share of:
Net income	$7,839	$924	$1,937
Depreciation, amortization and asset impairments (real estate related)	$12,512	$20,494	$22,878

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2019 and 2018 consist of the following (in thousands):

	2019	2018
Deferred lease costs	$85,444	$87,590
Intangible assets:
Above market leases	46,252	49,869
Lease in place value	58,195	64,152
Tenant relationships	37,221	40,690
Other intangibles	41,531	48,639
	268,643	290,940
Accumulated amortization	(171,931)	(174,066)
Deferred lease costs and other intangibles, net	$96,712	$116,874

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2019 and 2018 were $19.5 million and $21.7 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2019, 2018 and 2017 was $13.7 million, $15.1 million and $17.8 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2019, 2018 and 2017 was $(1.0) million, $(2.1) million and $(2.4) million, respectively.

Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Deferred Lease Costs and Other Intangibles (2)
2020	$410	$5,172
2021	299	4,611
2022	285	4,319
2023	368	3,668
2024	298	3,407
Total	$1,660	$21,177

(1)	These net amounts are recorded as a reduction of base rentals.

(2)	These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Unsecured lines of credit	$—	$145,100
Unsecured term loan	$350,000	$350,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2019 and 2018 consisted of the following (in thousands):

					2019		2018
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	250,000	247,308	250,000	246,664
Senior notes	3.750%			December 2024	250,000	248,127	250,000	247,765
Senior notes	3.125%			September 2026	350,000	346,215	350,000	345,669
Senior notes	3.875%			July 2027	300,000	296,953	300,000	296,565

Mortgages payable:
Atlantic City (2) (3)	5.14%	-	7.65%	November 2021- December 2026	30,909	32,531	34,279	36,298
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,272	51,400	51,173
Unsecured term loan	LIBOR	+	0.90%	April 2024	350,000	347,367	350,000	346,799
Unsecured lines of credit	LIBOR	+	0.875%	October 2021	—	—	145,100	141,985
					$1,582,309	$1,569,773	$1,730,779	$1,712,918

(1)
Includes premiums and net of debt discount and unamortized debt origination costs. Excludes $2.0 million of unamortized debt origination costs related to unsecured lines of credit as of December 31, 2019 recorded in prepaids and other assets in the Consolidated Balance Sheet. Unamortized debt origination costs were $11.2 million and $14.1 million as of December 31, 2019 and 2018, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2019, 2018 and 2017 was $3.0 million, $3.1 million and $3.3 million, respectively.

(2)	The effective interest rate assigned during the purchase price allocation to this assumed mortgage during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $174.2 million at December 31, 2019, serve as collateral for mortgages payable. We maintain unsecured lines of credit that, as of December 31, 2019, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of December 31, 2019, letters of credit totaling $170,000 were issued under the lines of credit.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2019, we believe we were in compliance with all of our debt covenants.

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2019 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2020	$3,566
2021	57,193
2022	4,436
2023	254,768
2024	605,140
Thereafter	657,206
Subtotal	1,582,309
Net discount and debt origination costs	(12,536)
Total	$1,569,773

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2019 and 2018 (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Average Fixed Pay Rate	2019	2018
Assets (Liabilities)(1):
April 13, 2016	January 1, 2021	$175,000	1	month LIBOR	1.03%	$1,018	$4,948
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(376)	(6)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(896)	807
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(170)	—
Total		$390,000				$(424)	$5,749

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI	$(6,174)	$405	$1,351

11.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,018	$—	$1,018	$—
Total assets	$1,018	$—	$1,018	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,442	$—	$1,442	$—
Total liabilities	$1,442	$—	$1,442	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2018:
Assets:
Interest rate swaps (prepaids and other assets)	$5,755	$—	$5,755	$—
Total assets	$5,755	$—	$5,755	$—

Liabilities:
Interest rate swaps (other liabilities)	$6	$—	$6	$—
Total liabilities	$6	$—	$6	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Asset:
Long-lived assets	$10,000	$—	$—	$10,000

Fair value as of September 30, 2018:
Asset:
Long-lived assets	$50,000	$—	$—	$50,000

During the third quarter 2018, we determined that the estimated future undiscounted cash flows of our Jeffersonville outlet center did not exceed the property's carrying value. This shortfall was due to an expected decline in operating results caused by anticipated store closures from bankruptcy filings and brand-wide restructurings and a shift in the local competitive environment. Accordingly we recorded a $49.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate.

During the fourth quarter of 2019, in anticipation of further store closings and declining operating results, we recorded an additional impairment charge of $37.6 million in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the income approach.

Discount rates and terminal capitalization rates utilized in the approach above were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. These inputs are classified under Level 3 in the fair value hierarchy above.

The table below summarizes the terminal capitalization rate and discount rate used:

	December 31, 2019	September 30, 2018
Terminal capitalization rate	12%	10%
Discount rate	13%	10%

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,169,481	1,085,138
Level 3 Significant Unobservable Inputs	434,333	583,337
Total fair value of debt	$1,603,814	$1,668,475

Recorded value of debt	$1,569,773	$1,712,918

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

12.    Shareholders' Equity of the Company

As discussed in Note 14, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Exchange of Class A limited partnership units	49,511	34,749	32,348

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

Shares repurchased during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Total number of shares purchased	1,209,328	919,249	1,911,585
Average price paid per share	$16.52	$21.74	$25.80
Total price paid exclusive of commissions and related fees (in thousands)	$19,976	$19,980	$49,324

The remaining amount authorized to be repurchased under the program as of December 31, 2019 was approximately $80.0 million.

13.    Partners' Equity of the Operating Partnership

All units of partnership interest issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the issuance of restricted share awards or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP Trust, a wholly-owned subsidiary of the Company. Likewise, when the Company repurchases its outstanding common shares, the Operating Partnership repurchases corresponding Class B common limited partnership units held by Tanger LP Trust.

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2019, 2018 and 2017:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2016	1,000,000	5,027,781	95,095,891	100,123,672
Units withheld for employee income taxes	—	—	(69,886)	(69,886)
Exchange of Class A limited partnership units	—	(32,348)	32,348	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	411,968	411,968
Repurchase of units	—	—	(1,911,585)	(1,911,585)
Units issued upon exercise of options	—	—	1,800	1,800
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Exchange of Class A limited partnership units	—	(34,749)	34,749	—
Grant of restricted common share awards by the Company	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Units withheld for employee income taxes	—	—	(131,873)	(131,873)
Exchange of Class A limited partnership units	—	(49,511)	49,511	—
Grant of restricted common share awards by the Company	—	—	242,167	242,167
Repurchase of units	—	—	(1,209,328)	(1,209,328)
Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433

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

In 2019 and 2018, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 13, for the years ended December 31, 2019 and 2018, Non-Company LPs exchanged 49,511 and 34,749 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. In addition, for the years ended December 31, 2019 and 2018, the Company repurchased approximately 1,209,328 and 919,249 common shares, respectively, on the open market and the Operating Partnership repurchased an equal number of units held by the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2019	2018
Net income attributable to Tanger Factory Outlet Centers, Inc.	$87,855	$43,655
Increase in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	200	322
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$88,055	$43,977

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	2019	2018	2017
Numerator
Net income attributable to Tanger Factory Outlet Centers, Inc.	$87,855	$43,655	$68,002
Less allocation of earnings to participating securities	(1,336)	(1,211)	(1,209)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$86,519	$42,444	$66,793
Denominator
Basic weighted average common shares	92,808	93,309	94,506
Effect of outstanding options and certain restricted common shares	—	1	16
Diluted weighted average common shares	92,808	93,310	94,522
Basic earnings per common share:
Net income	$0.93	$0.45	$0.71
Diluted earnings per common share:
Net income	$0.93	$0.45	$0.71

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for the years ended December 31, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2019, 2018, and 2017, approximately 1.1 million, 1.0 million and 603,000 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2019, 2018 and 2017, approximately 523,000, 535,000 and 169,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per unit amounts):

	2019	2018	2017
Numerator
Net income attributable to partners of the Operating Partnership	$92,533	$45,984	$71,611
Allocation of earnings to participating securities	(1,336)	(1,211)	(1,209)
Net income available to common unitholders of the Operating Partnership	$91,197	$44,773	$70,402
Denominator
Basic weighted average common units	97,766	98,302	99,533
Effect of outstanding options and certain restricted common units	—	1	16
Diluted weighted average common units	97,766	98,303	99,549
Basic earnings per common unit:
Net income	$0.93	$0.45	$0.71
Diluted earnings per common unit:
Net income	$0.93	$0.45	$0.71

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for the years ended December 31, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2019, 2018, and 2017, approximately 1.1 million, 1.0 million and 603,000 units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2019, 2018 and 2017, approximately 523,000, 535,000 and 169,000 options were excluded from the computation, respectively.

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

As of December 31, 2019, we may issue up to 18.7 million common shares under the Plan. Shares remaining available for future issuance totaled approximately 3,854,000 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively, as follows (in thousands):

	2019	2018	2017
Restricted common shares	$12,036	$9,870	$9,395
Notional unit performance awards	5,918	4,356	3,913
Options	166	443	277
Total equity-based compensation	$18,120	$14,669	$13,585

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2019	2018	2017
Equity-based compensation expense capitalized	$384	$1,131	$1,044

As of December 31, 2019, there was $15.3 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Common Share and Restricted Share Unit Awards

During 2019, 2018 and 2017, the Company granted approximately 309,000, 407,000 and 253,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted common shares (other than our Chief Executive Officer's) generally vest ratably over periods ranging from three to five years. For the restricted common shares and restricted share units issued to our chief executive officer during 2019, 2018 and 2017, the award agreements generally require him to hold the shares or units issued to him for a minimum of three years following each applicable vesting date or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2019, 2018, and 2017:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2016	879,268	$31.09
Granted	253,431	33.07
Vested	(368,043)	29.87
Forfeited	(14,750)	34.39
Outstanding at December 31, 2017	749,906	$32.30
Granted (1)	407,156	21.13
Vested	(314,982)	31.43
Forfeited	—	—
Outstanding at December 31, 2018	842,080	$27.56
Granted (2)	308,623	21.05
Vested	(469,178)	27.73
Forfeited	—	—
Outstanding at December 31, 2019	681,525	$23.92

(1)	Includes 44,452 restricted share units.

(2)	Includes 51,217 restricted share units.

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

The total value of restricted common shares vested during the years ended 2019, 2018 and 2017 was $9.2 million, $9.2 million and $12.4 million, respectively. During 2019, 2018 and 2017, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 132,000, 89,000 and 70,000 for 2019, 2018 and 2017, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $2.5 million, $2.1 million and $2.4 million for 2019, 2018 and 2017, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

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

The following table sets forth OPP performance targets and other relevant information about each plan:

	2019 OPP(1)				2018 OPP(1)				2017 OPP(2)				2016 OPP(2),(3)				2015 OPP(2),(4)
Performance targets
Absolute portion of award:
Percent of total award	33%				33%				50%				50%				60%
Absolute total shareholder return range	19%		-	30%	19%		-	30%	18%		-	35%	18%		-	35%	25%		-	35%
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	33%		-	100%

Relative portion of award:
Percent of total award	67%				67%				50%				50%				40%
Percentile rank of peer group range	30	th	-	80th	30	th	-	80th	40	th	-	70th	40	th	-	70th	50	th	-	70th
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	33%		-	100%

Maximum number of restricted common shares that may be earned	531,827				409,972				296,400				321,900				306,600
Grant date fair value per share	$12.09				$12.42				$16.60				$15.10				$15.85

(1)
The number of restricted common shares received under the 2019 and 2018 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE NAREIT Retail Index.

(2)
The performance shares for the 2017 OPP will convert on a pro-rata basis by linear interpolation between share price appreciation thresholds, both for absolute total shareholder return and for relative total shareholder return. The share price for the purposes of calculation of share price appreciation will be adjusted on a penny-for-penny basis with respect to any dividend payments made during the measurement period. The peer group is based on companies included in the SNL Equity REIT index.

(3)
On February 15, 2019, the measurement period for the 2016 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2016 OPP performance awards were automatically forfeited.

(4)
On December 31, 2017, the measurement period for the 2015 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2015 OPP performance awards were automatically forfeited.

The fair values of the OPP awards granted during the years ended December 31, 2019, 2018, and 2017 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	2019	2018	2017
Risk free interest rate (1)	2.55%	2.40%	1.52%
Expected dividend yield (2)	5.3%	4.8%	3.4%
Expected volatility (3)	24%	27%	19%

(1)	Represents the interest rate as of the grant date on U.S. treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth OPP activity for the years ended December 31, 2019, 2018, and 2017:

Unvested OPP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2016	759,176	$15.36
Awarded	296,400	16.60
Earned (1)	(184,455)	14.71
Forfeited	(267,710)	15.84
Outstanding as of December 31, 2017	603,411	$15.83
Awarded	409,972	12.42
Earned	—	—
Forfeited	—	—
Outstanding as of December 31, 2018	1,013,383	$14.44
Awarded	531,827	12.09
Earned	—	—
Forfeited	(421,306)	14.36
Outstanding as of December 31, 2019	1,123,904	$13.36

(1)	Represents the units under the 2014 OPP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2019 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$21.94	298,500	$21.94	8.21	59,700	$21.94
$26.06	61,700	26.06	1.15	61,700	26.06
$32.02	163,100	32.02	4.01	163,100	32.02
	523,300	$25.57	6.06	284,500	$28.61

A summary of option activity under the Plan for the years ended December 31, 2019, 2018, and 2017 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2016	242,200	$30.46
Granted	—	—
Exercised	(1,800)	29.70
Forfeited	(9,200)	31.83
Outstanding as of December 31, 2017	231,200	$30.42	5.24	$28
Granted	331,000	21.94
Exercised	—	—
Forfeited	(27,700)	22.62
Outstanding as of December 31, 2018	534,500	$25.56	7.08	$—
Granted	—	—
Exercised	—	—
Forfeited	(11,200)	25.27
Outstanding as of December 31, 2019	523,300	$25.57	6.06	$—

Vested and Expected to Vest as of
December 31, 2019	498,008	$25.75	5.97	$—

Exercisable as of December 31, 2019	284,500	$28.61	4.27	$—

During February 2018, the Company granted 331,000 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2018 was $21.94 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $3.62 and included the following weighted-average assumptions: expected dividend yield 6.24%; expected life of 7.1 years; expected volatility of 32.47%; a risk-free rate of 2.8%; and forfeiture rates of 3.0% to 10.0% dependent upon the employee's position within the Company. The total intrinsic value of options exercised during the year ended December 31, 2017 was $8,000. For both the years ended December 31, 2019 and 2018, no options were exercised.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2019, 2018 and 2017, we contributed approximately $889,000, $872,000 and $862,000, respectively, to the 401(k) Retirement Savings Plan.

18. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2016	$(32,087)	$3,792	$(28,295)	$(1,740)	$201	$(1,539)
Other comprehensive income before reclassifications	7,727	1,020	8,747	411	55	466
Reclassification out of accumulated other comprehensive income into interest expense	—	263	263	—	13	13
Balance December 31, 2017	(24,360)	5,075	(19,285)	(1,329)	269	(1,060)
Other comprehensive income (loss) before reclassifications	(8,250)	2,335	(5,915)	(441)	126	(315)
Reclassification out of accumulated other comprehensive income into interest expense	—	(1,951)	(1,951)	—	(105)	(105)
Balance December 31, 2018	(32,610)	5,459	(27,151)	(1,770)	290	(1,480)
Other comprehensive income (loss) before reclassifications	4,062	(3,755)	307	217	(202)	15
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(2,105)	1,349	184	(112)	72
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $344,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2019.

19. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2016	$(33,827)	$3,993	$(29,834)
Other comprehensive income before reclassifications	8,138	1,075	9,213
Reclassification out of accumulated other comprehensive income into interest expense	—	276	276
Balance December 31, 2017	(25,689)	5,344	(20,345)
Other comprehensive income (loss) before reclassifications	(8,691)	2,461	(6,230)
Reclassification out of accumulated other comprehensive income into interest expense	—	(2,056)	(2,056)
Balance December 31, 2018	(34,380)	5,749	(28,631)
Other comprehensive income (loss) before reclassifications	4,279	(3,957)	322
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(2,217)	1,421
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)

We expect within the next twelve months to reclassify into earnings as a increase to interest expense approximately $344,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect and as of December 31, 2019.

20.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Advertising and promotion	$26,022	$27,066	$29,046
Common area maintenance	70,472	73,367	71,195
Real estate taxes	33,430	32,836	30,695
Other operating expenses	27,810	27,188	24,299
	$157,734	$160,457	$155,235

21.    Lease Agreements

On January 1, 2019, we adopted ASC 842, which supersedes ASC 840. We adopted ASC 842 using the modified retrospective approach, whereby there was no cumulative effect adjustments to retained earnings on adoption and prior periods were not restated. Accordingly, our leases and lease related costs, as both lessee and lessor, and lease related receivables, as lessor, are presented under ASC 842 for the year ended December 31, 2019 and under ASC 840 the year ended December 31, 2018.

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. As a result of the adoption of ASC 842, the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as base rentals, percentage rentals and expense reimbursements have now been combined into rental revenues on the consolidated statements of operations to conform to the current year presentation. In addition, certain amounts previously included in expense reimbursements in our Annual Report on Form10-K for the year ended December 31, 2018, which are not related to leases have been reclassified to management, leasing and other services and other revenues on the consolidated statements of operations to conform to the current year presentation. See Note 6 for additional details on the amounts reclassified to management, leasing and other services.

ASC 842 requires certain other accounting changes effective January 1, 2019 where prior year amounts are not reclassified or restated. Uncollectible tenant revenues previously recorded in general and administrative expense are recorded in rental revenues as a contra-revenue account in 2019. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. For the year ended December 31, 2019, we recorded a straight-line rent adjustment of $6.4 million in rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized, however, indirect internal leasing costs previously capitalized are now expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease. For the year ended December 31, 2019, lease costs of approximately $4.9 million were expensed which would have been capitalized under ASC 840.

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

Information as Lessor Under ASC 842

As of December 31, 2019, we were the lessor to over 2,400 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2020 to 2035, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the year ended December 31, 2019, the components of rental revenues are as follows (in thousands):

2019
Rental revenues - fixed	$360,513
Rental revenues - variable (1)	103,433
Rental revenues	$463,946

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2019, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

2020	$316,397
2021	282,225
2022	247,874
2023	213,932
2024	179,081
Thereafter	349,234
$1,588,743

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

For the year ended December 31, 2019, the components of lease costs are as follows (in thousands):

2019
Operating lease costs	$5,519
Short-term lease costs	2,297
Variable lease costs (1)	231
Total lease costs	$8,047

(1)	Our variable lease costs relate to our ground leases where increases in payments are based on center financial performance.

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

2019
Weighted - average remaining lease term (years)	50
Weighted - average discount rate	5.0%

Cash flow information related to leases for the year ended December 31, 2019 was as follows (in thousands):

December 31, 2019
Operating cash outflows related to operating leases	$5,569

Maturities of lease liabilities as of December 31, 2019 for the next five years and thereafter are as follows (in thousands):

2020	$5,568
2021	5,613
2022	5,669
2023	5,709
2024	5,765
Thereafter	226,876
Total lease payments	$255,200
Less imputed interest	163,963
Present value of lease liabilities	$91,237

Information as Lessee Under ASC 840

As of December 31, 2018, our non-cancelable operating leases have terms, including certain extension options, that expire from 2019 to 2101. Rental payments for these leases totaled approximately $7.2 million and $7.1 million, for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina. The contingent portion of our ground lease payments is based on center performance and/or changes in an index.

For operating leases as of December 31, 2018, minimum lease payments for the next five years and thereafter are as follows (in thousands):

2019	$7,526
2020	7,311
2021	7,140
2022	7,127
2023	7,167
Thereafter	258,438
Total minimum payment	$294,709

22.    Commitments and Contingencies

Commitments and Contingencies of Consolidated Properties

Capital expenditure commitments

Commitments to complete construction of our ongoing capital projects and other capital expenditure requirements amounted to approximately $17.7 million at December 31, 2019.

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

Commitments and Contingencies of Unconsolidated Properties

Capital expenditure commitments

Contractual commitments for ongoing capital projects and other capital expenditure requirements related to our unconsolidated joint ventures amounted to approximately $1.0 million at December 31, 2019, of which our portion was approximately $481,000. Contractual commitments represent only those costs subject to contracts which are legal binding agreements as of December 31, 2019 and do not necessary represent the total cost to complete the projects.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2019, the maximum amount of joint venture debt guaranteed by the Company is $19.4 million.

23.    Subsequent Events

Dividends

In January 2020, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on February 14, 2020 to each shareholder of record on January 31, 2020, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Additionally in January 2020, the Company's Board of Directors declared a quarterly dividend of $0.3575 cash dividend per common share payable on May 15, 2020 to holders of record on April 30, 2020, and the Trustees of Tanger GP Trust declared $0.3575 a cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Interest rates

In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. As of December 31, 2019, there we no outstanding balances under our unsecured lines of credit. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%.

Equity Grants

During February 2020, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2020 Outperformance Plan (the “2020 OPP”) covering the Company's senior executive officers whereby a maximum of approximately 697,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. Also during February 2020, the Company granted approximately 399,000 restricted common shares and restricted share units to the Company's non-employee directors and the Company's senior executive officers.

24.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2019 and 2018 (unaudited and in thousands, except per common share data)(1). This information is not required for the Operating Partnership:

	Year Ended December 31, 2019(1)
	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(3)
Total revenues	$123,155	$115,707	$118,994	$120,492
Net income (loss)	65,841	14,457	24,809	(12,379)
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	62,331	13,727	23,546	(11,749)
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$61,720	$13,613	$23,241	$(12,055)

Basic earnings per common share:
Net income (loss)	$0.66	$0.15	$0.25	$(0.13)

Diluted earnings per common share:
Net income (loss)	$0.66	$0.15	$0.25	$(0.13)

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the first quarter of 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers.

(3)	In the fourth quarter of 2019, net income includes a $37.6 impairment charge related to our Jeffersonville, Ohio outlet center.

	Year Ended December 31, 2018(1)
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter
Total revenues	$123,535	$119,711	$124,236	$127,199
Net income (loss)	23,685	24,290	(23,031)	20,619
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	22,838	22,969	(21,859)	19,707
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$22,575	$22,656	$(22,172)	$19,385

Basic earnings per common share :
Net income (loss)	$0.24	$0.24	$(0.24)	$0.21

Diluted earnings per common share:
Net income (loss)	$0.24	$0.24	$(0.24)	$0.21

(1)	Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.

(2)	In the third quarter of 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center.

(3)	In the fourth quarter of 2018, net income includes a $7.2 million impairment charge, associated with our RioCan Canada unconsolidated joint ventures.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2019 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2019(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$32,531	$—	$125,988	$—	$9,451	$—	$135,439	$135,439	$36,927	2011 (5)	(4)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	10,469	1,963	19,893	21,856	11,195	1997 (5)	(4)
Branson	Branson, MO	—	4,407	25,040	396	25,097	4,803	50,137	54,940	32,789	1994	(4)
Charleston	Charleston, SC	—	10,353	48,877	—	17,173	10,353	66,050	76,403	32,984	2006	(4)
Commerce	Commerce, GA	—	1,262	14,046	707	36,896	1,969	50,942	52,911	34,814	1995	(4)
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	791	9,913	81,201	91,114	14,862	2016	(4)
Deer Park	Deer Park, NY	—	82,413	173,044	—	17,076	82,413	190,120	272,533	46,951	2013 (5)	(4)
Foley	Foley, AL	—	4,400	82,410	693	42,259	5,093	124,669	129,762	62,616	2003 (5)	(4)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	159	11,157	87,184	98,341	10,335	2017	(4)
Foxwoods	Mashantucket, CT	—	—	130,941	—	1,281	—	132,222	132,222	25,949	2015	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	34,987	679	50,882	51,561	35,269	1992	(4)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	2,439	8,180	77,859	86,039	18,246	2015	(4)
Hershey	Hershey, PA	—	3,673	48,186	—	6,466	3,673	54,652	58,325	16,666	2011(5)	(4)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,684	4,753	33,684	38,437	15,697	2011	(4)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	13,816	5,128	34,484	39,612	17,857	2003 (5)	(4)
Howell	Howell, MI	—	2,250	35,250	—	15,895	2,250	51,145	53,395	26,914	2002 (5)	(4)
Jeffersonville(6)	Jeffersonville, OH	—	2,752	111,276	(2,452)	(101,576)	300	9,700	10,000	21	2011 (5)	(4)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	60,706	10,347	80,613	90,960	32,751	1994 (5)	(4)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	33,185	2,615	44,986	47,601	27,976	1994	(4)
Mebane	Mebane, NC	—	8,821	53,362	—	5,663	8,821	59,025	67,846	28,524	2010	(4)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	28,742	—	109,475	109,475	37,699	2009 (5)	(4)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	42,046	8,781	98,844	107,625	47,849	2003 (5)	(4)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2019 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)(1)		Gross Amount Carried at Close of Period December 31, 2019(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	13,909	5,531	105,197	110,728	58,455	2008	(4)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	56,705	22,475	130,914	153,389	55,904	2003 (5)	(4)
Riverhead	Riverhead, NY	—	—	36,374	6,152	134,514	6,152	170,888	177,040	100,686	1993	(4)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	59,157	4,102	68,597	72,699	45,384	1993	(4)
Savannah	Pooler, GA	—	8,432	167,780	—	3,870	8,432	171,650	180,082	21,432	2016 (5)	(4)
Sevierville	Sevierville, TN	—	—	18,495	—	51,339	—	69,834	69,834	41,527	1997 (5)	(4)
Southaven	Southaven, MS	51,272	14,959	60,263	—	675	14,959	60,938	75,897	16,047	2015	(4)
Terrell	Terrell, TX	—	523	13,432	—	10,089	523	23,521	24,044	19,154	1994	(4)
Tilton	Tilton, NH	—	1,800	24,838	29	14,274	1,829	39,112	40,941	19,468	2003 (5)	(4)
Westgate	Glendale, AZ	—	19,037	140,337	—	4,668	19,037	145,005	164,042	16,721	2016 (5)	(4)
Other	Various	—	306	1,495	—	—	306	1,495	1,801	282	Various	(4)
		$83,803	$250,120	$1,944,452	$16,417	$685,905	$266,537	$2,630,357	$2,896,894	$1,009,951

(1)	Includes impairments.

(2)	Aggregate cost for federal income tax purposes is approximately $3.0 billion.

(3)	Including premiums and net of debt origination costs.

(4)
We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.

(5)	Represents year acquired.

(6)
Amounts net of $85.4 million impairment charges taken during 2019 and 2018 consisting of a write-off of approximately $2.5 million of land, $116.0 million of building and improvement cost and $33.1 million of accumulated depreciation.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2019
(in thousands)

The changes in total real estate for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$3,046,179	$3,088,470	$2,965,907
Improvements	50,117	48,357	175,868
Impairment charge	(40,539)	(77,958)	—
Dispositions and other	(158,863)	(12,690)	(53,305)
Balance, end of year	$2,896,894	$3,046,179	$3,088,470

The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$981,305	$901,967	$814,583
Depreciation for the period	107,129	114,198	107,845
Impairment charge	(3,028)	(30,050)	—
Dispositions and other	(75,455)	(4,810)	(20,461)
Balance, end of year	$1,009,951	$981,305	$901,967