Form 10-Q
period 2020-03-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2020-05-11
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(Address of principal executive offices) (Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2020, there were 93,466,009 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,076,701 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2020	December 31, 2019
Assets
Rental property:
Land	$266,537	$266,537
Buildings, improvements and fixtures	2,564,224	2,630,357
	2,830,761	2,896,894
Accumulated depreciation	(1,007,922)	(1,009,951)
Total rental property, net	1,822,839	1,886,943
Cash and cash equivalents	600,454	16,672
Investments in unconsolidated joint ventures	86,478	94,691
Deferred lease costs and other intangibles, net	97,560	96,712
Operating lease right-of-use assets	83,764	86,575
Prepaids and other assets	100,674	103,618
Total assets	$2,791,769	$2,285,211
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,139,093	$1,138,603
Unsecured term loan, net	347,531	347,367
Mortgages payable, net	82,856	83,803
Unsecured lines of credit, net	598,074	—
Total debt	2,167,554	1,569,773
Accounts payable and accrued expenses	90,659	79,562
Operating lease liabilities	91,017	91,237
Other liabilities	94,881	88,530
Total liabilities	2,444,111	1,829,102
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,076,701 and 92,892,260 shares issued and outstanding at March 31, 2020 and December 31 2019, respectively	931	929
Paid in capital	778,062	775,035
Accumulated distributions in excess of net income	(410,532)	(317,263)
Accumulated other comprehensive loss	(38,228)	(25,495)
Equity attributable to Tanger Factory Outlet Centers, Inc.	330,233	433,206
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	17,425	22,903
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	347,658	456,109
Total liabilities and equity	$2,791,769	$2,285,211

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Rental revenues	$108,558	$119,954
Management, leasing and other services	1,443	1,342
Other revenues	1,632	1,859
Total revenues	111,633	123,155
Expenses:
Property operating	38,627	42,377
General and administrative	12,584	12,145
Impairment charge	45,675	—
Depreciation and amortization	29,417	31,760
Total expenses	126,303	86,282
Other income (expense):
Interest expense	(15,196)	(16,307)
Gain on sale of assets	—	43,422
Other income	220	224
Total other income (expense)	(14,976)	27,339
Income (loss) before equity in earnings of unconsolidated joint ventures	(29,646)	64,212
Equity in earnings of unconsolidated joint ventures	1,527	1,629
Net income (loss)	(28,119)	65,841
Noncontrolling interests in Operating Partnership	1,427	(3,315)
Noncontrolling interests in other consolidated partnerships	(190)	(195)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(26,882)	$62,331

Basic earnings per common share:
Net income (loss)	$(0.30)	$0.66
Diluted earnings per common share:
Net income (loss)	$(0.30)	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,733)	1,949
Change in fair value of cash flow hedges	(5,676)	(1,952)
Other comprehensive income (loss)	(13,409)	(3)
Comprehensive income (loss)	(41,528)	65,838
Comprehensive (income) loss attributable to noncontrolling interests	1,913	(3,509)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(39,615)	$62,329
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(26,882)	—	(26,882)	(1,427)	190	(28,119)
Other comprehensive loss	—	—	—	(12,733)	(12,733)	(676)	—	(13,409)
Compensation under Incentive Award Plan	—	3,889	—	—	3,889	—	—	3,889
Grant of 241,038 restricted common share awards, net of forfeitures	2	(2)	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(124)	—	—	(124)	124	—	—
Common dividends ($0.7125 per share) (1)	—	—	(66,387)	—	(66,387)	—	—	(66,387)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, March 31, 2020	$931	$778,062	$(410,532)	$(38,228)	$330,233	$17,425	$—	$347,658

(1)	Includes both a $0.355 cash dividend per common share declared and paid during the first quarter of 2020 and a cash dividend declared in January 2020 payable in May 2020 of $0.3575 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(28,119)	$65,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,417	31,760
Impairment charge	45,675	—
Amortization of deferred financing costs	757	747
Gain on sale of assets	—	(43,422)
Equity in earnings of unconsolidated joint ventures	(1,527)	(1,629)
Equity-based compensation expense	3,789	3,818
Amortization of debt (premiums) and discounts, net	118	109
Amortization (accretion) of market rent rate adjustments, net	362	480
Straight-line rent adjustments	(1,872)	(1,970)
Distributions of cumulative earnings from unconsolidated joint ventures	1,517	1,455
Changes in other assets and liabilities:
Other assets	2,210	873
Accounts payable and accrued expenses	(25,045)	(24,894)
Net cash provided by operating activities	27,282	33,168
INVESTING ACTIVITIES
Additions to rental property	(10,551)	(9,906)
Additions to investments in unconsolidated joint ventures	(261)	(779)
Net proceeds from sale of assets	—	128,248
Additions to non-real estate assets	(677)	(174)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,488	8,157
Additions to deferred lease costs	(1,220)	(1,209)
Other investing activities	2,844	2,936
Net cash provided by (used) in investing activities	(6,377)	127,273
FINANCING ACTIVITIES
Cash dividends paid	(33,034)	(32,910)
Distributions to noncontrolling interests in Operating Partnership	(1,744)	(1,735)
Proceeds from revolving credit facility	634,030	135,200
Repayments of revolving credit facility	(34,200)	(265,300)
Repayments of notes, mortgages and loans	(873)	(825)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(65)	(65)
Proceeds from other financing activities	72	18
Payment for other financing activities	(549)	(500)
Net cash provided by (used) in financing activities	562,901	(167,898)
Effect of foreign currency rate changes on cash and cash equivalents	(24)	(10)
Net increase (decrease) in cash and cash equivalents	583,782	(7,467)
Cash and cash equivalents, beginning of period	16,672	9,083
Cash and cash equivalents, end of period	$600,454	$1,616
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2020	December 31, 2019
Assets
Rental property:
Land	$266,537	$266,537
Buildings, improvements and fixtures	2,564,224	2,630,357
	2,830,761	2,896,894
Accumulated depreciation	(1,007,922)	(1,009,951)
Total rental property, net	1,822,839	1,886,943
Cash and cash equivalents	600,359	16,519
Investments in unconsolidated joint ventures	86,478	94,691
Deferred lease costs and other intangibles, net	97,560	96,712
Operating lease right-of-use assets	83,764	86,575
Prepaids and other assets	100,088	103,374
Total assets	$2,791,088	$2,284,814
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,139,093	$1,138,603
Unsecured term loan, net	347,531	347,367
Mortgages payable, net	82,856	83,803
Unsecured lines of credit, net	598,074	—
Total debt	2,167,554	1,569,773
Accounts payable and accrued expenses	89,978	79,165
Operating lease liabilities	91,017	91,237
Other liabilities	94,881	88,530
Total liabilities	2,443,430	1,828,705
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,000,000 units outstanding at March 31, 2020 and December 31, 2019	3,433	4,435
Limited partners, 4,911,173 and 4,911,173 Class A common units, and 92,076,701 and 91,892,260 Class B common units outstanding at March 31, 2020 and December 31, 2019, respectively	384,522	478,562
Accumulated other comprehensive loss	(40,297)	(26,888)
Total partners’ equity	347,658	456,109
Noncontrolling interests in consolidated partnerships	—	—
Total equity	347,658	456,109
Total liabilities and equity	$2,791,088	$2,284,814
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Rental revenues	$108,558	$119,954
Management, leasing and other services	1,443	1,342
Other revenues	1,632	1,859
Total revenues	111,633	123,155
Expenses:
Property operating	38,627	42,377
General and administrative	12,584	12,145
Impairment charge	45,675	—
Depreciation and amortization	29,417	31,760
Total expenses	126,303	86,282
Other income (expense):
Interest expense	(15,196)	(16,307)
Gain on sale of assets	—	43,422
Other income	220	224
Total other income (expense)	(14,976)	27,339
Income (loss) before equity in earnings of unconsolidated joint ventures	(29,646)	64,212
Equity in earnings of unconsolidated joint ventures	1,527	1,629
Net income (loss)	(28,119)	65,841
Noncontrolling interests in consolidated partnerships	(190)	(195)
Net income (loss) available to partners	(28,309)	65,646
Net income (loss) available to limited partners	(28,020)	64,983
Net income (loss) available to general partner	$(289)	$663

Basic earnings per common unit:
Net income (loss)	$(0.30)	$0.66
Diluted earnings per common unit:
Net income (loss)	$(0.30)	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,733)	1,949
Changes in fair value of cash flow hedges	(5,676)	(1,952)
Other comprehensive income (loss)	(13,409)	(3)
Comprehensive income (loss)	(41,528)	65,838
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(190)	(195)
Comprehensive income (loss) attributable to the Operating Partnership	$(41,718)	$65,643
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	663	64,983	—	65,646	195	65,841
Other comprehensive loss	—	—	(3)	(3)	—	(3)
Compensation under Incentive Award Plan	—	3,910	—	3,910	—	3,910
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	18	18
Common distributions ($0.705 per common unit) (1)	(350)	(69,514)	—	(69,864)	—	(69,864)
Distributions to noncontrolling interests	—	—	—	—	(213)	(213)
Balance, March 31, 2019	$5,227	$526,850	$(28,634)	$503,443	$—	$503,443

(1)	Includes both a $0.35 cash dividend per common unit declared and paid during the first quarter of 2019 and a cash dividend declared in February 2019 payable in May 2019 of 0.355 per common unit.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(289)	(28,020)	—	(28,309)	190	(28,119)
Other comprehensive loss	—	—	(13,409)	(13,409)	—	(13,409)
Compensation under Incentive Award Plan	—	3,889	—	3,889	—	3,889
Grant of 241,038 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit) (1)	(713)	(69,173)	—	(69,886)	—	(69,886)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, March 31, 2020	$3,433	$384,522	$(40,297)	$347,658	$—	$347,658

(1)	Includes both a $0.355 cash dividend per common unit declared and paid during the first quarter of 2020 and a cash dividend declared in January 2020 payable in May 2020 of $0.3575 per common unit.

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(28,119)	$65,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,417	31,760
Impairment charge	45,675	—
Amortization of deferred financing costs	757	747
Gain on sale of assets	—	(43,422)
Equity in earnings of unconsolidated joint ventures	(1,527)	(1,629)
Equity-based compensation expense	3,789	3,818
Amortization of debt (premiums) and discounts, net	118	109
Amortization (accretion) of market rent rate adjustments, net	362	480
Straight-line rent adjustments	(1,872)	(1,970)
Distributions of cumulative earnings from unconsolidated joint ventures	1,517	1,455
Changes in other assets and liabilities:
Other assets	2,552	1,001
Accounts payable and accrued expenses	(25,329)	(24,976)
Net cash provided by operating activities	27,340	33,214
INVESTING ACTIVITIES
Additions to rental property	(10,551)	(9,906)
Additions to investments in unconsolidated joint ventures	(261)	(779)
Net proceeds from sale of assets	—	128,248
Additions to non-real estate assets	(677)	(174)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,488	8,157
Additions to deferred lease costs	(1,220)	(1,209)
Other investing activities	2,844	2,936
Net cash provided by (used) in investing activities	(6,377)	127,273
FINANCING ACTIVITIES
Cash distributions paid	(34,778)	(34,645)
Proceeds from revolving credit facility	634,030	135,200
Repayments of revolving credit facility	(34,200)	(265,300)
Repayments of notes, mortgages and loans	(873)	(825)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(65)	(65)
Proceeds from other financing activities	72	18
Payment for other financing activities	(549)	(500)
Net cash provided by (used) in financing activities	562,901	(167,898)
Effect of foreign currency on cash and cash equivalents	(24)	(10)
Net increase (decrease) in cash and cash equivalents	583,840	(7,421)
Cash and cash equivalents, beginning of period	16,519	8,991
Cash and cash equivalents, end of period	$600,359	$1,570
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2020, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.0 million square feet. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,076,701 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

During the first quarter of 2020, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center, Mashantucket, Connecticut did not exceed the property's carrying value due to a decline in forecasted operating results. Therefore, we recorded a $45.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. We can provide no assurance that material impairment charges with respect to our investment properties will not occur during the remaining quarters in 2020 or future periods.

3. COVID-19 Pandemic

The current novel coronavirus (“COVID-19”) pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on, among other things, our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to renew and re-lease our leased space, the outlook for the retail environment, potential bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.

While our outlet centers have remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. It remains unclear when mandates will be lifted completely or eased in additional locations.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. The extent of tenant requests and actions and the impact to our results of operations and cash flows is uncertain and cannot be predicted at this time.

Also in March 2020, to increase liquidity, preserve financial flexibility and help ensure that we are able to meet our obligations for a sustained period of time until there is more clarity regarding the impact of the pandemic, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. We have also taken steps to reduce future cash outflows, including the reduction or deferral of certain operating and general and administrative expenses, as well as the deferral of the Nashville project and certain other planned capital expenditures. We intend to pay the dividend that was declared in January as scheduled on May 15, 2020. Going forward, given the current uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors will temporarily suspend dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The Board will continue to evaluate the potential for future dividend distributions on a quarterly basis. We expect to remain in compliance with REIT taxable income distribution requirements for the 2020 tax year.

4. Disposition of Properties

Disposition of Properties

During the three months ended March 31, 2019, we closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding properties and land outparcels sold during the three months ended March 31, 2019:

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

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	765	$86.5	$8.3
				$86.5
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(4.0)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.5)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(7.3)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.8)	79.9
				$(44.6)

As of December 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.7	$9.2
				$94.7
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(3.5)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.0)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.9)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.7)	79.9
				$(42.1)

(1)	Net of debt origination costs and including premiums of $1.1 million for both periods ended March 31, 2020 and December 31, 2019.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Fee:
Management and marketing	$541	$566
Leasing and other fees	20	31
Expense reimbursements from unconsolidated joint ventures	882	745
Total Fees	$1,443	$1,342

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.8 million as of both March 31, 2020 and December 31, 2019) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2020	December 31, 2019
Assets
Land	$87,015	$90,859
Buildings, improvements and fixtures	463,656	477,061
Construction in progress	4,286	4,779
	554,957	572,699
Accumulated depreciation	(133,948)	(132,860)
Total rental property, net	421,009	439,839
Cash and cash equivalents	12,653	19,750
Deferred lease costs and other intangibles, net	6,331	6,772
Prepaids and other assets	15,947	17,789
Total assets	$455,940	$484,150
Liabilities and Owners’ Equity
Mortgages payable, net	$367,171	$368,032
Accounts payable and other liabilities	13,252	17,173
Total liabilities	380,423	385,205
Owners’ equity	75,517	98,945
Total liabilities and owners’ equity	$455,940	$484,150

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2020	2019
Revenues	$22,036	$23,463
Expenses:
Property operating	9,129	9,790
General and administrative	139	90
Depreciation and amortization	5,906	6,110
Total expenses	15,174	15,990
Other income (expense):
Interest expense	(3,735)	(4,134)
Other income	56	66
Total other income (expense)	$(3,679)	$(4,068)
Net income	$3,183	$3,405
The Company and Operating Partnership’s share of:
Net income	$1,527	$1,629
Depreciation and amortization (real estate related)	$3,018	$3,130

6. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2020	December 31, 2019
Unsecured lines of credit	$599,830	$—
Unsecured term loan	$350,000	$350,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					March 31, 2020		December 31, 2019
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$247,471	$250,000	$247,308
Senior notes	3.750%			December 2024	250,000	248,218	250,000	248,127
Senior notes	3.125%			September 2026	350,000	346,354	350,000	346,215
Senior notes	3.875%			July 2027	300,000	297,050	300,000	296,953

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	30,037	31,559	30,909	32,531
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,297	51,400	51,272
Unsecured term loan	LIBOR	+	1.00%	April 2024	350,000	347,531	350,000	347,367
Unsecured lines of credit	LIBOR	+	1.00%	October 2021	599,830	598,074	—	—
					$2,181,267	$2,167,554	$1,582,309	$1,569,773

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $171.7 million at March 31, 2020, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of March 31, 2020, letters of credit totaling approximately $170,000 were issued under the lines of credit.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2020, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $19.2 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2020, we believe we were in compliance with all of our debt covenants.

Unsecured Lines of Credit
As of December 31, 2019, there were no outstanding balances under our unsecured lines of credit. In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that the Company is able to meet its obligations for a sustained period of time until there is more clarity regarding the impact of the pandemic.
Interest rates

In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2020 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2020	$2,694
2021	657,023
2022	4,436
2023	254,768
2024	605,140
Thereafter	657,206
Subtotal	2,181,267
Net discount and debt origination costs	(13,713)
Total	$2,167,554

Given the financial implications of COVID-19 and potential defaults on our debt covenants associated with our line of credit and term loan, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	March 31, 2020	December 31, 2019
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$(890)	$1,018
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(708)	(376)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(2,103)	(896)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(1,301)	(170)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(1,098)	—
Total		$540,000				$(6,100)	$(424)

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2020	2019
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss) on derivative	$(5,676)	$(1,952)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2020:
Assets:
Short-term government securities (cash and cash equivalents)	$597,140	$597,140	$—	$—
Total assets	$597,140	$597,140	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$6,100	$—	$6,100	$—
Total liabilities	$6,100	$—	$6,100	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,018	$—	$1,018	$—
Total assets	$1,018	$—	$1,018	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,442	$—	$1,442	$—
Total liabilities	$1,442	$—	$1,442	$—

Short-term government securities

Short-term government securities are highly liquid investments, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.

Interest rate swaps

Fair values of interest rate swaps are estimated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2020:
Asset:
Long-lived assets	$60,000	$—	$—	$60,000

During the first quarter 2020, we recorded a $45.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. The estimated fair value was based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. The terminal capitalization rate used in the calculation was 7.8% and the discount rate used was 8.5%. These inputs are classified under Level 3 in the fair value hierarchy above. Should the significant assumptions utilized above to determine fair value continue to deteriorate, additional impairments in the future could be possible.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2020	December 31, 2019
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,148,011	1,169,481
Level 3 Significant Unobservable Inputs	1,033,159	434,333
Total fair value of debt	$2,181,170	$1,603,814

Recorded value of debt	$2,167,554	$1,569,773

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

10. Shareholders’ Equity of the Company

Dividend Declaration

In January 2020, the Company's Board of Directors declared a $0.355 cash dividend per common which was paid during the first quarter of 2020 to each shareholder of record on January 31, 2020, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Also in January 2020, the Company's Board of Directors declared a $0.3575 cash dividend per common share payable on May 15, 2020 to each shareholder of record on April 30, 2020, and the Trustees of Tanger GP Trust declared a $0.3575 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. A liability in the amount of approximately $35.1 million was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2020.

In January 2019, the Company's Board of Directors declared a $0.35 cash dividend per common which was paid during the first quarter of 2019, to each shareholder of record on January 31, 2019, and the Trustees of Tanger GP Trust declared a $0.35 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In February 2019, the Company's Board of Directors declared a $$0.355 cash dividend per common share payable on May 15, 2019 to each shareholder of record on April 30, 2019, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. A liability in the amount of approximately $35.2 million was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2019.

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. We did not repurchase any shares for the periods ended March 31, 2020. The remaining amount authorized to be repurchased under the program as of March 31, 2020 was approximately $80.0 million. Due to near and potential long term impacts from COVID-19, the Company intends to temporarily suspend share repurchases in order to preserve our liquidity position.

11. Partners’ Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2020 and March 31, 2019:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance March 31, 2019	1,000,000	4,960,684	93,102,666	98,063,350

Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	241,038	241,038
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance March 31, 2020	1,000,000	4,911,173	92,076,701	96,987,874

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(26,882)	$62,331
Less allocation of earnings to participating securities	(516)	(611)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(27,398)	$61,720
Denominator:
Basic weighted average common shares	92,500	93,303
Diluted weighted average common shares	92,500	93,303
Basic earnings per common share:
Net income (loss)	$(0.30)	$0.66
Diluted earnings per common share:
Net income (loss)	$(0.30)	$0.66

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no securities which had a dilutive effect on earnings per common share for the three months ended March 31, 2020 and 2019.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2020 and 2019, approximately 1.5 million and 1.2 million notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2020,and 2019, approximately 521,000 and 528,000 options were excluded from the computation, respectively, as they were anti-dilutive.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$(28,309)	$65,646
Less allocation of earnings to participating securities	(516)	(611)
Net income (loss) available to common unitholders of the Operating Partnership	$(28,825)	$65,035
Denominator:
Basic weighted average common units	97,411	98,264
Diluted weighted average common units	97,411	98,264
Basic earnings per common unit:
Net income (loss)	$(0.30)	$0.66
Diluted earnings per common unit:
Net income (loss)	$(0.30)	$0.66

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three and three months ended March 31, 2020 and 2019.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2020 and 2019 approximately 1.5 million and 1.2 million notional units were excluded from the computation, respectively, because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2020, approximately 521,000 options were excluded from the computation, and for the three months ended March 31, 2019, approximately 528,000 options were excluded from the computation as they were anti-dilutive.

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

14. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (as amended and restated on April 4, 2014), as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Per the Operating Partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company’s wholly-owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Restricted common shares	$2,227	$2,513
Notional unit performance awards	1,520	1,262
Options	41	43
Total equity-based compensation	$3,788	$3,818

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Equity-based compensation expense capitalized	$101	$92

Restricted Common Share and Restricted Share Unit Awards

During February 2020, the Company granted approximately 399,000 restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s senior executive officers. The grant date fair value of the awards ranged from $12.03 to $13.75 per share. The restricted common shares vest ratably over a three year period on January 4th of each year for non-employee directors and on February 15th of each year for senior executive officers. For the restricted shares units issued to our Chief Executive Officer, the award agreements require him to hold shares or units issued to him for a minimum of three years following vesting or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 57,000 and 81,000 for the three months ended March 31, 2020 and 2019, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $736,000 and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2020 Outperformance Plan

During February 2020, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2020 Outperformance Plan (the “2020 OPP”) covering the Company's senior executive officers whereby a maximum of approximately 697,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. The 2020 OPP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, with respect to our Chief Executive Officer, retirement or (c) due to death or disability).

The following table sets forth 2020 OPP performance targets and other relevant information about the 2020 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	36.8%		-	52.1%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned	696,687
Grant date fair value per share	$7.30

(1)
The number of restricted common shares received under the 2020 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2020 OPP awards granted during the three months ended March 31, 2020 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	1.4%
Expected dividend yield (2)	8.4%
Expected volatility (3)	29%

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous five-year period.

(3)	Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(7,343)	(5,388)	(12,731)	(390)	(286)	(676)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(2)	(2)	—	—	—
Balance March 31, 2020	$(32,437)	$(5,791)	$(38,228)	$(1,759)	$(310)	$(2,069)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	1,851	(1,166)	685	98	(62)	36
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(687)	(687)	—	(37)	(37)
Balance March 31, 2019	$(30,759)	$3,606	$(27,153)	$(1,672)	$191	$(1,481)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $3.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2020.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three months ended March 31, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(7,733)	(5,674)	(13,407)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(2)	(2)
Balance March 31, 2020	$(34,196)	$(6,101)	$(40,297)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2019 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	1,949	(1,228)	721
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(724)	(724)
Balance March 31, 2019	$(32,431)	$3,797	$(28,634)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $3.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2020.

17.    Lease Agreements

As of March 31, 2020, we were the lessor to over 2,300 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2020 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the three months ended March 31, 2020, the components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Rental revenues - fixed	$86,933	$93,459
Rental revenues - variable (1)	21,625	26,495
Rental revenues	$108,558	$119,954

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2020	March 31, 2019
Costs relating to construction included in accounts payable and accrued expenses	$18,168	$12,791

Dividends payable were as follows (in thousands):

	As of	As of
	March 31, 2020	March 31, 2019
Dividends payable	$35,108	$35,199

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Interest paid	$14,811	$16,022

19. New Accounting Pronouncements

Recently issued accounting standards

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. We have not adopted any of the optional expedients or exceptions through March 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Recently adopted accounting standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. In November 2018, the FASB released ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 “Financial Instruments - Credit Losses.” Instead, impairment of receivables arising from operating leases should be accounted for under Subtopic 842-30 “Leases - Lessor.” ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

20. Subsequent Events

In April 2020, Stephen Yalof became the President and Chief Operating Officer of the Company, the Operating Partnership and the General Partner.

As part of his employment, Mr. Yalof was granted 1.0 million options that have an exercise price of $7.15 per share, which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 25% of the options become exercisable on December 31, 2020 with the remaining options vesting ratably on each December 31st through 2023, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $0.42 and included the following weighted-average assumptions: expected dividend yield 9.86%; expected life of 7.9 years; expected volatility of 30.44%; a risk-free rate of 0.60%; and forfeiture rate 0.0%.

In addition, Mr. Yalof was granted 389,308 restricted common shares with a grant date fair value of $7.15 per share. The restricted common shares vest ratably over a three year period, with one-third of the restricted common shares vesting on each anniversary of the grant date, beginning on April 10, 2021, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment).

Mr. Yalof was also awarded 205,480 notional units under the 2020 OPP, with a grant date fair value per share of $3.11. These awards have the same terms as the awards our executive officers received in February 2020. See Note 14 for the terms of this award.

Also in April 2020, the Company amended Steven Tanger’s, the Company’s current Chief Executive Officer, employment agreement to, among other items, extend it for three years through January 1, 2024. Per the terms of each executive’s employment contract, Mr. Yalof will become the President and Chief Executive Officer of the Company, the Operating Partnership and the General Partner effective January 1, 2021 and Mr. Tanger will become Executive Chair of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2020 with the three months ended March 31, 2019. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Currently, one of the most significant factors, however, is the potential adverse effect of the COVID-19 pandemic, on the financial condition, results of operations, cash flows, compliance with debt covenants and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the potential phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A- “Risk Factors” in this Quarterly Report on Form 10-Q.

General Overview

As of March 31, 2020, we had 32 consolidated outlet centers in 19 states totaling 12.0 million square feet. We also had 7 unconsolidated outlet centers in 6 states or provinces totaling 2.2 million square feet.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2019 to March 31, 2020 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2019		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7
Other		(4)	—	—	—
As of March 31, 2020		12,044	32	2,212	7

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2020. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,110	98
Riverhead, New York (1)	100	729,778	92
Rehoboth Beach, Delaware (1)	100	557,353	95
Foley, Alabama	100	554,587	88
Atlantic City, New Jersey (1) (3)	100	489,718	79
San Marcos, Texas	100	471,816	95
Sevierville, Tennessee (1)	100	447,815	99
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	426,523	96
Jeffersonville, Ohio	100	411,904	84
Glendale, Arizona (Westgate)	100	410,751	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	99
Charleston, South Carolina	100	379,328	100
Lancaster, Pennsylvania	100	375,857	91
Pittsburgh, Pennsylvania	100	373,863	95
Commerce, Georgia	100	371,408	96
Grand Rapids, Michigan	100	357,119	90
Fort Worth, Texas	100	351,741	99
Daytona Beach, Florida	100	351,721	98
Branson, Missouri	100	329,861	99
Southaven, Mississippi (2) (3)	50	324,717	99
Locust Grove, Georgia	100	321,082	95
Gonzales, Louisiana	100	321,066	96
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	88
Mashantucket, Connecticut (Foxwoods) (1)	100	311,507	93
Tilton, New Hampshire	100	250,107	93
Hershey, Pennsylvania	100	249,696	99
Hilton Head II, South Carolina	100	206,564	98
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	87
Blowing Rock, North Carolina	100	104,009	85
Totals		12,044,309	94

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,676	97
Ottawa, Ontario	50	357,218	96
Columbus, Ohio (1)	50	355,245	97
Texas City, Texas (Galveston/Houston) (1)	50	352,705	92
National Harbor, Maryland (1)	50	341,156	96
Cookstown, Ontario	50	307,895	100
Saint-Sauveur, Quebec (1)	50	99,405	92
Total		2,212,300	96

(1)	Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended March 31, 2020 and 2019:

	Trailing twelve months ended March 31, 2020(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	118	504	$36.13	$47.70	7.75	$29.98
Renewal	178	839	$28.20	$0.90	3.90	$27.97

	Trailing twelve months ended March 31, 2019(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	81	388	$33.32	$45.13	7.83	$27.56
Renewal	280	1,404	$34.37	$0.49	3.82	$34.24

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).

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

COVID-19 Pandemic

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates have, with respect to some portion of our tenants, (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (iii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, all of which have adversely affected, and are likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Tenants may also, as a result of such public health crisis, orders or mandates and the resulting economic downturn, request rent deferrals, rent abatement or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants have either closed their business or are operating with limited operations and/or have submitted requests for rent relief or failed to pay rent. Certain other of our tenants have declared bankruptcy. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures and we intend to enforce our rights under the lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact on our results of operations and cash flows is uncertain and cannot be predicted.

While our outlet centers have remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, operations at all 39 Tanger Outlet Centers were restricted by order of local and state authorities. At the lowest point, open stores represented 6% of the consolidated portfolio in terms of gross leasable area, or 2% in terms of annualized base rent. As of May 11, 2020, these percentages had improved to 16% and 12%, respectively, as mandates had eased or been lifted in 20, or 63%, of the locations where we operate. These totals include some stores that are open only for curb-side pickup or where maximum store occupancy is restricted by governmental mandates. It remains unclear when mandates will be lifted completely or eased in additional locations.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. As expected due to the deferment offer, April rent receipts represented approximately 12% of the amount billed. Due to the potential impact of COVID-19, our revenues may be significantly lower in the quarter ended June 30, 2020 than the comparable period in 2019. The extent of tenant requests and actions and the impact to our results of operations and cash flows is uncertain and cannot be predicted at this time. While our preference is to work with its tenant partners to reach a financial resolution that positions both parties for long-term growth, it reserves all rights under its lease agreements and will pursue legal remedies to collect rent as appropriate. As we have historically collected the majority of our rent in advance, estimated uncollectible rents and impacts on straight–line rent receivables was not material for the quarter ended March 31, 2020. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent could have a significant impact in future periods.

Also in March 2020, to increase liquidity, preserve financial flexibility and help ensure that we are able to meet our obligations for a sustained period of time until there is more clarity regarding the impact of the pandemic, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. We have also taken steps to reduce future cash outflows, including the reduction or deferral of certain operating and general and administrative expenses, as well as the deferral of the Nashville project and certain other planned capital expenditures. We intend to pay the dividend that was declared in January as scheduled on May 15, 2020. Going forward, given the current uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors will temporarily suspend dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The Board will continue to evaluate the potential for future dividend distributions on a quarterly basis.

While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A titled “Risk Factors.”

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

NET INCOME (LOSS)
Net income decreased $94.0 million in the 2020 period to net loss of $28.1 million as compared to net income of $65.8 million for the 2019 period. The decrease in income is primarily due to:

•	the $43.4 million gain recorded on the sale of the four outlet centers in March 2019;

•	the loss of revenues from the four outlet centers sold in March 2019; and

•	the $45.7 million impairment charge recognized in March 2020 on the center in Mashantucket, Connecticut.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $11.4 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$106,778	$110,822	$(4,044)
Rental revenues from properties disposed	12	6,402	(6,390)
Straight-line rent adjustments	1,873	1,970	(97)
Lease termination fees	164	1,130	(966)
Amortization of above and below market rent adjustments, net	(269)	(370)	101
	$108,558	$119,954	$(11,396)

Rental revenues from existing properties decreased primarily due to lower average occupancy, rent modifications for certain tenants, in large part as a result of a number of bankruptcy filings, and other tenant closures during 2019 and 2020. We recaptured approximately 332,000 square feet within our consolidated portfolio during the three months ended March 31, 2020 from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 82,000 square feet for the three months ended March 31, 2019. In addition, variable revenue which is derived from tenant sales were negatively impacted due to mandatory closures of several centers for the second half of March 2020 as a result of the COVID-19 pandemic.

OTHER REVENUES
The following table sets forth the changes in other revenues (in thousands):

	2020	2019	Increase/(Decrease)
Other revenues from existing properties	$1,632	$1,805	$(173)
Other revenues from property disposed	—	54	(54)
	$1,632	$1,859	$(227)

Other revenues from existing properties decreased primarily due to mandatory closures of several centers for the second half of March 2020 due to COVID-19 pandemic.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $3.8 million in the 2020 period as compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$37,293	$38,480	$(1,187)
Property operating expenses from property disposed	—	2,592	(2,592)
Expenses related to unconsolidated joint ventures	882	745	137
Other property operating expense	452	560	(108)
	$38,627	$42,377	$(3,750)

Property operating expenses incurred at existing properties during the 2020 period decreased primarily due to lower snow removal costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $439,000 in the 2020 period compared to the 2019 period primarily due to higher professional fees partially offset by lower employee related costs.

IMPAIRMENT CHARGE

During the first quarter of 2020, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center in Mashantucket, Connecticut did not exceed the property's carrying value due to a decline in operating results. Therefore, we recorded a $45.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $2.3 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2020 period (in thousands):

	2020	2019	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$29,417	$30,504	$(1,087)
Depreciation and amortization from property disposed	—	1,256	(1,256)
	$29,417	$31,760	$(2,343)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Jeffersonville property due to the impairment recorded in the fourth quarter of 2019.

INTEREST EXPENSE
Interest expense decreased $1.1 million in the 2020 period compared to the 2019 period primarily from the use of the net proceeds from the sale of four properties in March 2019, as well as other general operating cash flows to reduce amounts outstanding on our unsecured lines of credit throughout 2019. During the 2020 period, we had minimal borrowings outstanding on our unsecured lines of credit until March 2020 when in response to the COVID-19 pandemic, we borrowed approximately $599.8 million under our lines of credit to increase liquidity and preserve financial flexibility. Interest expense related to these borrowings partially offset the decrease in interest expense from having no amounts outstanding on our lines prior to the COVID-19 pandemic.

GAIN ON SALE OF ASSETS
In March 2019, we sold four outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $102,000 in the 2020 period compared to the 2019 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2020	2019	Increase/(Decrease)
Equity in earnings from existing properties	$1,527	$1,627	$(100)
Equity in earnings from property disposed	—	2	(2)
	$1,527	$1,629	$(102)

Equity in earnings of unconsolidated joint ventures decreased primarily due to a decrease in average occupancy between the 2020 and 2019 periods partially offset by a decrease in interest expense related to the Galveston/Houston and Columbus outlet centers which have variable rate financing related to them. The average variable interest rate related to the two mortgages decreased approximately 1.1% in the comparable periods.

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

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and cash on hand, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its minimum dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.”

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

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. We did not repurchase any shares for the periods ended March 31, 2020 and March 31, 2019. The remaining amount authorized to be repurchased under the program as of March 31, 2020 was approximately $80.0 million. For more information, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q.

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

As discussed above, given the current uncertainty related to the COVID-19 near and potential long term impact, the Company will temporarily suspend dividend distributions and share repurchases in order to preserve our liquidity position. The Board will continue to evaluate the potential for future dividend distributions on a quarterly basis. We expect to remain in compliance with REIT taxable income distribution requirements for the 2020 tax year.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

General Overview

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from borrowings under our unsecured lines of credit, to the extent available, or from the proceeds from the Operating Partnership’s debt offerings and the Company’s equity offerings.

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” In late March, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. As expected due to the deferment offer, April rent receipts represented approximately12% of the amount billed. Due to the potential impact of COVID-19, our revenues may be significantly lower in the quarter ended June 30, 2020 than the comparable period in 2019. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted at this time. While our preference is to work with its tenant partners to reach a financial resolution that positions both parties for long-term growth, it reserves all rights under its lease agreements and will pursue legal remedies to collect rent as appropriate. As we have historically collected the majority of our rent in advance, estimated uncollectible rents and impacts on straight–line rent receivables was not material for the quarter ended March 31, 2020. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent in could have a significant impact in future periods.

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$27,340	$33,214	$(5,874)
Net cash provided by (used in) investing activities	(6,377)	127,273	(133,650)
Net cash provided by (used) in financing activities	562,901	(167,898)	730,799
Effect of foreign currency rate changes on cash and equivalents	(24)	(10)	(14)
Net increase (decrease) in cash and cash equivalents	$583,840	$(7,421)	$591,261

Operating Activities

The decrease in net cash provided by operating activities in the 2019 period was primarily due to the sale of the four outlet centers in March 2019 in addition to lower average occupancy and rent modifications for certain tenants.

Investing Activities

The primary cause for the decrease in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of the four outlet centers in the 2019 period.

Financing Activities

The primary cause for the increase in net cash provided by financing activities was due to the $599.8 million draw down under our unsecured lines of credit in response to the COVID-19 pandemic. In addition, in the prior year we used the proceeds from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers to pay down our unsecured lines of credit.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2020	2019	Change
Capital expenditures analysis:
New outlet center developments and expansions	$843	$939	$(96)
Major outlet center renovations	2,170	197	1,973
Second generation tenant allowances	908	2,974	(2,066)
Other capital expenditures	2,976	2,907	69
	6,897	7,017	(120)
Conversion from accrual to cash basis	3,654	2,889	765
Additions to rental property-cash basis	$10,551	$9,906	$645

Potential Future Developments, Acquisitions and Dispositions

We are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangements to develop other potential sites. Given the uncertainties of the COVID-19 Pandemic, we have temporarily deferred the Nashville project and certain other planned capital expenditures. Accordingly, there can be no assurance that these potential future projects will ultimately be developed.

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

Financing Arrangements

As of December 31, 2019, there was no balance outstanding under our unsecured lines of credit. During the second half of March 2020 in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit, which has a maximum borrowing capacity of $600.0 million, and plan to hold as cash to increase liquidity, preserve financial flexibility and assist the Company and Operating Partnership in meeting their obligations for a sustained period of time until there is more clarity regarding the impact of the COVID-19 pandemic. Based on the Operating Partnership's current debt ratings, the interest rate for borrowings under our unsecured lines of credit is LIBOR plus 1.00%.

As of March 31, 2020, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

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

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, distributions to shareholders and unitholders are typically made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured lines of credit or invested in short-term money market or other suitable instruments.

While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict at the present time the ultimate impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows for the second quarter of 2020 and thereafter due to numerous uncertainties. At the end of April 2020, we had $594.0 million of cash on our balance sheet. Based on pre-COVID-19 estimated monthly cash expenditures of approximately $25 million per month, we expect to have sufficient liquidity to meet our obligations, even under our most conservative rent collection scenario of not receiving any rent, for approximately two years (this scenario excludes common share dividends and debt maturities during that period and assumes we remain in compliance with all debt covenants). For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in October 2021, with a one-year extension option whereby we may extend the maturity to 2022.

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

We have historically been and currently are in compliance with all of our debt covenants. The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2020, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	55%
Total secured debt to adjusted total assets	<40%	2%
Total unencumbered assets to unsecured debt	>150%	175%

Depending on the future economic impact of COVID-19, other convents related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments during the three months ended March 31, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following table updates to our contractual obligations for debt and interest payments over the next five years and thereafter as of March 31, 2020 (in thousands):

Contractual Obligations	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Debt (1)	$2,694	$657,023	$4,436	$254,768	$605,140	$657,206	$2,181,267
Interest payments (2)	$50,588	$63,205	$52,022	$50,883	$34,838	$48,516	$300,052

(1)	These amounts represent total future cash payments related to debt obligations outstanding as of March 31, 2020.

(2)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of March 31, 2020 was used.

OFF-BALANCE SHEET ARRANGEMENTS

We have partial ownership interests in seven unconsolidated outlet centers totaling approximately 2.2 million square feet, including three outlet centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2020 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	85.0	November 2020	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston	80.0	July 2020	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
RioCan Canada	8.3	May 2020	5.75%	33.7%	2.8
Debt premium and debt origination costs	(1.1)
	$367.2				$19.2

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2019 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies which include principles of consolidation, acquisition of real estate, cost capitalization, impairment of long-lived assets and revenue recognition. Other than noted below, there have been no material changes to these policies in 2020.

If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if our expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. We can provide no assurance that material impairment charges with respect to our investment properties will not occur during the remaining quarters in 2020 or future periods.

When assessing the collectability of future lease payments, one of the key factors we have considered during 2020 has been COVID-19. We generally assess collectability based on an analysis of creditworthiness, economic trends, and other facts and circumstances related to the applicable tenants. If the collection of substantially all of the future lease payments is less than probable, we will write-off the receivable balances associated with the lease and cease to recognize lease income, including straight-line rent, unless cash is received. As we have historically collected the majority of our rent in advance, estimated uncollectible rents and impacts on straight–line rent receivables were not material for the quarter ended March 31, 2020. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent could have a significant impact in future periods.

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A did not have a material impact on our consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to us is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into such concessions.

NON-GAAP SUPPLEMENTAL MEASURES

Beginning with the three months ended March 31, 2020, we have elected to supplement our disclosure with three additional non-GAAP measures, Adjusted EBITDA, EBITDAre and Adjusted EBITDAre (each as defined below), that are commonly provided in the REIT industry. See “Adjusted EBITDA, EBITDAre and Adjusted EBITDAre” below for more information. We also now refer to Adjusted Funds from Operations (“AFFO”) as Core Funds From Operations (“Core FFO”), but there has been no change to the definition of this measure.

Funds From Operations

Funds From Operations (“FFO”) is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with generally accepted accounting principles in the United States (“GAAP”). We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO or Core FFO, which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe that FFO payout ratio, which represents regular distributions to common shareholders and unit holders of the Operating Partnership expressed as a percentage of FFO, is useful to investors because it facilitates the comparison of dividend coverage between REITs. NAREIT has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

Core Funds From Operations

If applicable, we present Core FFO (formerly referred to as AFFO) as a supplemental measure of our performance. We define Core FFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below, if applicable. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Core FFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core FFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present Core FFO because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we believe it is useful for investors to have enhanced transparency into how we evaluate management’s performance and the effectiveness of our business strategies. We use Core FFO when certain material, unplanned transactions occur as a factor in evaluating management’s performance and to evaluate the effectiveness of our business strategies, and may use Core FFO when determining incentive compensation.

Core FFO has limitations as an analytical tool. Some of these limitations are:

•	Core FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Core FFO does not reflect changes in, or cash requirements for, our working capital needs;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Core FFO does not reflect any cash requirements for such replacements;

•	Core FFO does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate Core FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Core FFO should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Core FFO only as a supplemental measure.

Below is a reconciliation of net income to FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	28,801	31,148
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,018	3,130
Impairment charge - consolidated	45,675	—
Gain on sale of assets	—	(43,422)
FFO	49,375	56,697
FFO attributable to noncontrolling interests in other consolidated partnerships	(190)	(195)
Allocation of earnings to participating securities	(516)	(611)
FFO available to common shareholders (1)	$48,669	$55,891
FFO available to common shareholders per share - diluted (1)	$0.50	$0.57

Weighted Average Shares:
Basic weighted average common shares	92,500	93,303
Diluted weighted average common shares (for earnings per share computations)	92,500	93,303
Exchangeable operating partnership units	4,911	4,961
Diluted weighted average common shares (for FFO per share computations) (1)	97,411	98,264

(1)
Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income, FFO or Core FFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,527)	(1,629)
Interest expense	15,196	16,307
Gain on sale of assets	—	(43,422)
Other non-operating income	(220)	(224)
Impairment charge	45,675	—
Depreciation and amortization	29,417	31,760
Other non-property expense	139	150
Corporate general and administrative expenses	12,579	12,132
Non-cash adjustments(1)	(1,502)	(1,472)
Lease termination fees	(164)	(1,130)
Portfolio NOI	71,474	78,313
Non-same center NOI(2)	—	(4,081)
Same Center NOI	$71,474	$74,232

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, gains and losses on extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by NAREIT, which is defined as net income/(loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
If applicable, Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on extinguishment of debt, net and other items that that we do not consider indicative of the Company's ongoing operating performance.
We present Adjusted EBITDA, EBITDAre and, if applicable, Adjusted EBITDAre as we believe they are useful for investors, creditors and rating agencies as they provide additional performance measures that are independent of a Company’s existing capital structure to facilitate the evaluation and comparison of the Company’s operating performance to other REITs and provide a more consistent metric for comparing the operating performance of the Company’s real estate between periods.
Adjusted EBITDA, EBITDAre and Adjusted EBITDAre have significant limitations as analytical tools, including:

•	They do not reflect our interest expense;

•
They do not reflect gains or losses on sales of operating properties or impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate;

•	Adjusted EBITDA and Adjusted EBITDAre do not reflect gains and losses on extinguishment of debt and other items that may affect operations; and

•	Other companies in our industry may calculate these measures differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, EBITDAre and Adjusted EBITDAre should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, EBITDAre and Adjusted EBITDAre only as supplemental measures.

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,	March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Adjusted to exclude:
Interest expense	15,196	16,307
Depreciation and amortization	29,417	31,760
Impairment charge - consolidated	45,675	—
Gain on sale of assets	—	(43,422)
Adjusted EBITDA	$62,169	$70,486

Below is a reconciliation of Net Income to EBITDAre (in thousands):

	Three months ended
	March 31,	March 31,
	2020	2019
Net income (loss)	$(28,119)	$65,841
Adjusted to exclude:
Interest expense	15,196	16,307
Depreciation and amortization	29,417	31,760
Impairment charge - consolidated	45,675	—
Gain on sale of assets	—	(43,422)
Pro-rata share of interest expense - unconsolidated joint ventures	1,867	2,067
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	3,018	3,129
EBITDAre	$67,054	$75,682

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
A portion of our rental revenues are derived from rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants’ sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, health concerns, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. As a result of the COVID-19 pandemic, we have seen reductions in rental revenues as a result of declines in the sales volumes of certain tenants.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our rental revenues.
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2020, we had approximately 1.7 million square feet, or 14% of our consolidated portfolio at that time coming up for renewal during 2020. As of March 31, 2020, we had renewed approximately 52% of this space. In addition, for the rolling twelve months ended March 31, 2020, we completed renewals and re-tenanted space totaling 1.3 million square feet at a blended 1.5% decrease in average base rental rates compared to the expiring rates.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. For a complete discussion of the impact the pandemic is having on our current operations, the steps we have taken to increase liquidity and preserve financial flexibility to meet our obligations for a sustained period of time until there is more clarity about the impact of the pandemic and the uncertainties around our future operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 332,000 square feet within our consolidated portfolio during the three months ended March 31, 2020 related to bankruptcies and brand-wide restructurings by retailers, compared to 82,000 square feet for the three months ended March 31, 2019. We expect other store closings or rent modifications to impact our operating results in 2020. In addition, J. Crew Group, which has 26 stores comprising approximately 140,000 of square feet in our consolidated portfolio, has recently filed for bankruptcy and, at the time of this filing, the impact this may have on our revenues is unknown. Due to these store closures, as well as additional potential closures, tenant bankruptcies and rent adjustments that may result from the impact of the COVID-19 pandemic, we currently expect our Same Center NOI for 2020 compared to 2019 to be adversely impacted.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2020 and 2021. Occupancy at our consolidated centers was 94.3% and 95.4% as of March 31, 2020 and 2019, respectively. As a result of COVID-19, occupancy could be negatively impacted in 2020 and 2021.

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

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $540.0 million. See Note 8 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of March 31, 2020, 28% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $6.1 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2020	December 31, 2019
Fair value of debt	$2,181,170	$1,603,814
Recorded value of debt	$2,167,554	$1,569,773

A 100 basis point increase from prevailing interest rates at March 31, 2020 and December 31, 2019 would result in a decrease in fair value of total consolidated debt of approximately $58.6 million and $62.9 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2020. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Item 1A. Risk Factors

The following information updates the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the additional risk factor provided below, there have been no material changes in the Company's risk factors from those disclosed in the 2019 Form 10-K.

The current COVID-19 Pandemic has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants.

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates have, with respect to some portion of our tenants, (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, and/or (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses. Tenants may also, as a result of such public health crisis, orders or mandates and any resulting economic downturn, request rent deferrals, rent abatement or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants have either closed their business or are operating with limited operations and/or have submitted requests for rent relief or failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. In late March, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. As we have historically collected the majority of our rent in advance, estimated uncollectible rents and impacts on straight–line rent receivables was not material for the quarter ended March 31, 2020. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent could have a significant impact in future periods. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures and we intend to enforce our rights under the lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	the reduced economic activity that could result in a prolonged recession and may consequently negatively impact consumer discretionary spending;

•
difficulty accessing debt and equity capital on attractive terms, or at all, deteriorations in our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•
the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our liquidity;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;

•
a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants;

•	a significant increase in the number of tenants that file for Chapter 11 bankruptcy;

•	adverse impacts from requiring most employees to work remotely, such as reductions in productivity and heightened cybersecurity risks; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1	Employment Agreement of Stephen Yalof Dated April 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)

10.2
First Amendment to Employment Agreement of Stephen Yalof Dated April 9, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)

10.3
Amended and Restated Employment Agreement of Steven B. Tanger Dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 29, 2020.)

10.4
Form of Inducement Restricted Share Award Agreement between the Company and Stephen Yalof (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 10, 2020).

10.5*	Inducement Option Award Agreement between the Company and Stephen Yalof, dated April 10, 2020.
31.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

31.3*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.

32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 11, 2020

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)