Form 10-Q
period 2020-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2020-08-10
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, there were 93,472,267 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,472,267 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2020	December 31, 2019
Assets
Rental property:
Land	$266,537	$266,537
Buildings, improvements and fixtures	2,571,971	2,630,357
	2,838,508	2,896,894
Accumulated depreciation	(1,032,784)	(1,009,951)
Total rental property, net	1,805,724	1,886,943
Cash and cash equivalents	338,606	16,672
Investments in unconsolidated joint ventures	92,150	94,691
Deferred lease costs and other intangibles, net	94,757	96,712
Operating lease right-of-use assets	83,489	86,575
Prepaids and other assets	149,066	103,618
Total assets	$2,563,792	$2,285,211
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,139,585	$1,138,603
Unsecured term loan, net	347,003	347,367
Mortgages payable, net	81,897	83,803
Unsecured lines of credit, net	397,407	—
Total debt	1,965,892	1,569,773
Accounts payable and accrued expenses	70,895	79,562
Operating lease liabilities	90,793	91,237
Other liabilities	106,229	88,530
Total liabilities	2,233,809	1,829,102
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $.01 par value, 300,000,000 shares authorized, 93,472,267 and 92,892,260 shares issued and outstanding at June 30, 2020 and December 31 2019, respectively	935	929
Paid in capital	781,485	775,035
Accumulated distributions in excess of net income	(433,396)	(317,263)
Accumulated other comprehensive loss	(35,513)	(25,495)
Equity attributable to Tanger Factory Outlet Centers, Inc.	313,511	433,206
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	16,472	22,903
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	329,983	456,109
Total liabilities and equity	$2,563,792	$2,285,211

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$62,273	$112,385	$170,831	$232,339
Management, leasing and other services	725	1,245	2,168	2,587
Other revenues	992	2,077	2,624	3,936
Total revenues	63,990	115,707	175,623	238,862
Expenses:
Property operating	28,158	36,726	66,785	79,103
General and administrative	11,566	16,473	24,150	28,618
Impairment charge	—	—	45,675	—
Depreciation and amortization	28,646	31,146	58,063	62,906
Total expenses	68,370	84,345	194,673	170,627
Other income (expense):
Interest expense	(16,943)	(15,134)	(32,139)	(31,441)
Gain on sale of assets	—	—	—	43,422
Other income (expense)	408	(3,417)	628	(3,193)
Total other income (expense)	(16,535)	(18,551)	(31,511)	8,788
Income (loss) before equity in earnings of unconsolidated joint ventures	(20,915)	12,811	(50,561)	77,023
Equity in earnings (losses) of unconsolidated joint ventures	(2,975)	1,646	(1,448)	3,275
Net income (loss)	(23,890)	14,457	(52,009)	80,298
Noncontrolling interests in Operating Partnership	1,202	(730)	2,629	(4,045)
Noncontrolling interests in other consolidated partnerships	—	—	(190)	(195)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(22,688)	$13,727	$(49,570)	$76,058

Basic earnings per common share:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81
Diluted earnings per common share:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Other comprehensive income (loss):
Foreign currency translation adjustments	3,357	5,443	(4,376)	7,392
Change in fair value of cash flow hedges	(498)	(3,613)	(6,174)	(5,565)
Other comprehensive income (loss)	2,859	1,830	(10,550)	1,827
Comprehensive income (loss)	(21,031)	16,287	(62,559)	82,125
Comprehensive (income) loss attributable to noncontrolling interests	1,058	(822)	2,971	(4,331)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(19,973)	$15,465	$(59,588)	$77,794
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2020	$931	$778,062	$(410,532)	$(38,228)	$330,233	$17,425	$—	$347,658
Net loss	—	—	(22,688)	—	(22,688)	(1,202)	—	(23,890)
Other comprehensive income	—	—	—	2,715	2,715	144	—	2,859
Compensation under Incentive Award Plan	—	3,532	—	—	3,532	—	—	3,532
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Grant of 389,308 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(105)	—	—	(105)	105	—	—
Common dividends	—	—	(176)	—	(176)	—	—	(176)
Balance, June 30, 2020	$935	$781,485	$(433,396)	$(35,513)	$313,511	$16,472	$—	$329,983

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(49,570)	—	(49,570)	(2,629)	190	(52,009)
Other comprehensive loss	—	—	—	(10,018)	(10,018)	(532)	—	(10,550)
Compensation under Incentive Award Plan	—	7,421	—	—	7,421	—	—	7,421
Grant of 630,346 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(229)	—	—	(229)	229	—	—
Common dividends ($0.7125 per share)	—	—	(66,563)	—	(66,563)	—	—	(66,563)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, June 30, 2020	$935	$781,485	$(433,396)	$(35,513)	$313,511	$16,472	$—	$329,983

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(52,009)	$80,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,063	62,906
Impairment charge	45,675	—
Amortization of deferred financing costs	1,590	1,497
Gain on sale of assets	—	(43,422)
Equity in (earnings) losses of unconsolidated joint ventures	1,448	(3,275)
Equity-based compensation expense	7,219	10,799
Amortization of debt (premiums) and discounts, net	237	220
Amortization (accretion) of market rent rate adjustments, net	411	753
Straight-line rent adjustments	677	(4,886)
Distributions of cumulative earnings from unconsolidated joint ventures	2,092	3,154
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(35,587)	(577)
Accounts payable and accrued expenses	(15,572)	(18,384)
Net cash provided by operating activities	14,244	92,721
INVESTING ACTIVITIES
Additions to rental property	(16,476)	(22,402)
Additions to investments in unconsolidated joint ventures	(5,601)	(1,695)
Net proceeds from sale of assets	—	128,248
Additions to non-real estate assets	(1,191)	(480)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,093	12,303
Additions to deferred lease costs	(1,655)	(4,119)
Other investing activities	5,009	4,476
Net cash provided by (used) in investing activities	(16,821)	116,331
FINANCING ACTIVITIES
Cash dividends paid	(66,563)	(66,368)
Distributions to noncontrolling interests in Operating Partnership	(3,499)	(3,496)
Proceeds from revolving credit facility	634,030	207,500
Repayments of revolving credit facility	(234,200)	(334,100)
Repayments of notes, mortgages and loans	(1,758)	(1,661)
Repurchase of common shares, including transaction costs	—	(10,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(1,797)	(65)
Proceeds from other financing activities	72	36
Payment for other financing activities	(835)	(805)
Net cash provided by (used) in financing activities	324,714	(210,740)
Effect of foreign currency rate changes on cash and cash equivalents	(203)	(16)
Net increase (decrease) in cash and cash equivalents	321,934	(1,704)
Cash and cash equivalents, beginning of period	16,672	9,083
Cash and cash equivalents, end of period	$338,606	$7,379
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2020	December 31, 2019
Assets
Rental property:
Land	$266,537	$266,537
Buildings, improvements and fixtures	2,571,971	2,630,357
	2,838,508	2,896,894
Accumulated depreciation	(1,032,784)	(1,009,951)
Total rental property, net	1,805,724	1,886,943
Cash and cash equivalents	338,426	16,519
Investments in unconsolidated joint ventures	92,150	94,691
Deferred lease costs and other intangibles, net	94,757	96,712
Operating lease right-of-use assets	83,489	86,575
Prepaids and other assets	148,931	103,374
Total assets	$2,563,477	$2,284,814
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,139,585	$1,138,603
Unsecured term loan, net	347,003	347,367
Mortgages payable, net	81,897	83,803
Unsecured lines of credit, net	397,407	—
Total debt	1,965,892	1,569,773
Accounts payable and accrued expenses	70,580	79,165
Operating lease liabilities	90,793	91,237
Other liabilities	106,229	88,530
Total liabilities	2,233,494	1,828,705
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,000,000 units outstanding at June 30, 2020 and December 31, 2019	3,192	4,435
Limited partners, 4,911,173 and 4,911,173 Class A common units, and 92,472,267 and 91,892,260 Class B common units outstanding at June 30, 2020 and December 31, 2019, respectively	364,229	478,562
Accumulated other comprehensive loss	(37,438)	(26,888)
Total partners’ equity	329,983	456,109
Noncontrolling interests in consolidated partnerships	—	—
Total equity	329,983	456,109
Total liabilities and equity	$2,563,477	$2,284,814
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$62,273	$112,385	$170,831	$232,339
Management, leasing and other services	725	1,245	2,168	2,587
Other revenues	992	2,077	2,624	3,936
Total revenues	63,990	115,707	175,623	238,862
Expenses:
Property operating	28,158	36,726	66,785	79,103
General and administrative	11,566	16,473	24,150	28,618
Impairment charge	—	—	45,675	—
Depreciation and amortization	28,646	31,146	58,063	62,906
Total expenses	68,370	84,345	194,673	170,627
Other income (expense):
Interest expense	(16,943)	(15,134)	(32,139)	(31,441)
Gain on sale of assets	—	—	—	43,422
Other income (expense)	408	(3,417)	628	(3,193)
Total other income (expense)	(16,535)	(18,551)	(31,511)	8,788
Income (loss) before equity in earnings of unconsolidated joint ventures	(20,915)	12,811	(50,561)	77,023
Equity in earnings (losses) of unconsolidated joint ventures	(2,975)	1,646	(1,448)	3,275
Net income (loss)	(23,890)	14,457	(52,009)	80,298
Noncontrolling interests in consolidated partnerships	—	—	(190)	(195)
Net income (loss) available to partners	(23,890)	14,457	(52,199)	80,103
Net income (loss) available to limited partners	(23,649)	14,311	(51,669)	79,294
Net income (loss) available to general partner	$(241)	$146	$(530)	$809

Basic earnings per common unit:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81
Diluted earnings per common unit:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Other comprehensive income (loss):
Foreign currency translation adjustments	3,357	5,443	(4,376)	7,392
Changes in fair value of cash flow hedges	(498)	(3,613)	(6,174)	(5,565)
Other comprehensive income (loss)	2,859	1,830	(10,550)	1,827
Comprehensive income (loss)	(21,031)	16,287	(62,559)	82,125
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	—	(190)	(195)
Comprehensive income (loss) attributable to the Operating Partnership	$(21,031)	$16,287	$(62,749)	$81,930
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2019	$5,227	$526,850	$(28,634)	$503,443	$—	$503,443
Net income	146	14,311	—	14,457	—	14,457
Other comprehensive income	—	—	1,830	1,830	—	1,830
Compensation under Incentive Award Plan	—	7,078	—	7,078	—	7,078
Repurchase of 558,399 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Reclassification of general and limited partner interest	(355)	355	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	18	18
Distributions to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	809	79,294	—	80,103	195	80,298
Other comprehensive income	—	—	1,827	1,827	—	1,827
Compensation under Incentive Award Plan	—	10,988	—	10,988	—	10,988
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 558,399 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	36	36
Common distributions ($0.705 per common unit)	(705)	(69,159)	—	(69,864)	—	(69,864)
Distributions to noncontrolling interests	—	—	—	—	(231)	(231)
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2020	$3,433	$384,522	$(40,297)	$347,658	$—	$347,658
Net loss	(241)	(23,649)	—	(23,890)	—	(23,890)
Other comprehensive income	—	—	2,859	2,859	—	2,859
Compensation under Incentive Award Plan	—	3,532	—	3,532	—	3,532
Grant of 389,308 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 6,258 deferred units	—	—	—	—	—	—
Common distributions	—	(176)	—	(176)	—	(176)
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(530)	(51,669)	—	(52,199)	190	(52,009)
Other comprehensive loss	—	—	(10,550)	(10,550)	—	(10,550)
Compensation under Incentive Award Plan	—	7,421	—	7,421	—	7,421
Grant of 630,346 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 6,258 deferred units	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(52,009)	$80,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,063	62,906
Impairment charge	45,675	—
Amortization of deferred financing costs	1,590	1,497
Gain on sale of assets	—	(43,422)
Equity in (earnings) losses of unconsolidated joint ventures	1,448	(3,275)
Equity-based compensation expense	7,219	10,799
Amortization of debt (premiums) and discounts, net	237	220
Amortization (accretion) of market rent rate adjustments, net	411	753
Straight-line rent adjustments	677	(4,886)
Distributions of cumulative earnings from unconsolidated joint ventures	2,092	3,154
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(35,696)	(562)
Accounts payable and accrued expenses	(15,490)	(18,341)
Net cash provided by operating activities	14,217	92,779
INVESTING ACTIVITIES
Additions to rental property	(16,476)	(22,402)
Additions to investments in unconsolidated joint ventures	(5,601)	(1,695)
Net proceeds from sale of assets	—	128,248
Additions to non-real estate assets	(1,191)	(480)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,093	12,303
Additions to deferred lease costs	(1,655)	(4,119)
Other investing activities	5,009	4,476
Net cash provided by (used) in investing activities	(16,821)	116,331
FINANCING ACTIVITIES
Cash distributions paid	(70,062)	(69,864)
Proceeds from revolving credit facility	634,030	207,500
Repayments of revolving credit facility	(234,200)	(334,100)
Repayments of notes, mortgages and loans	(1,758)	(1,661)
Repurchase of units, including transaction costs	—	(10,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(1,797)	(65)
Proceeds from other financing activities	72	36
Payment for other financing activities	(835)	(805)
Net cash provided by (used) in financing activities	324,714	(210,740)
Effect of foreign currency on cash and cash equivalents	(203)	(16)
Net increase (decrease) in cash and cash equivalents	321,907	(1,646)
Cash and cash equivalents, beginning of period	16,519	8,991
Cash and cash equivalents, end of period	$338,426	$7,345
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2020, we owned and operated 32 consolidated outlet centers, with a total gross leasable area of approximately 12.1 million square feet. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,472,267 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Historically, our accounts receivable from tenants has not been material; however, given the impacts from coronavirus (“COVID-19”) discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $42.0 million at June 30, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $61.2 million and $61.6 million as of June 30, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through June 30, 2020. See Note 3 for amounts we recorded as a reduction of revenues for uncollectible accounts.

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

During the first quarter of 2020, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center, Mashantucket, Connecticut did not exceed the property's carrying value due to a decline in forecasted operating results. Therefore, we recorded a $45.7 million non-cash impairment charge in our consolidated statement of operations which equaled the excess of the property's carrying value over its estimated fair value. See Note 5 for discussion of the impairment of the Saint-Sauveur, Quebec outlet center in our Canadian unconsolidated joint venture during the quarter ended June 30, 2020.

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

3. COVID-19 Pandemic

The current novel COVID-19 pandemic has had, and will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on, among other things, our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

Our outlet centers have not closed throughout the pandemic, but have been operating under reduced hours since late April when the first stores began to reopen. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

While our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. By June 15, 2020, in store shopping for non essential retail was allowed in every market in which our centers are located.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the second quarter as of June 30, 2020 (In thousands):

Second Quarter Rents Billed: (1)	As of June 30, 2020	% of Rents
Rents collected	$22,899	23%
Unmodified rents expected to be collected(2)	$19,469	20%
Rents deferred (3)	$25,558	26%
Under negotiation	$5,389	6%
One-time rent concessions in exchange for amendments to lease structure	$13,852	14%
Bankruptcy related, primarily pre-petition rents	$8,894	9%
At risk due to tenant financial weakness	$1,447	2%
Total rents billed	$97,508	100%

(1)	Excludes variable revenue which is derived from tenant sales and lease termination fees.

(2)	In July 2020, we collected $9.7 million of these rents.

(3)	Includes rents deferred with substantially all payments due in 2021, for which the majority is due in January/February of 2021.

During the three months ended June 30. 2020, we wrote off approximately 25% of second quarter rents, of which 9% is related to bankruptcies 2% related to other uncollectible accounts due to financial weakness and 14% related to one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for both the three and six months ended June 30,2020, we recorded a $9.7 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods. Further, we recognized a write-off of revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second and third quarter to date of 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July, 2020). Substantially all of the rents billed to these tenants during the second quarter (which were approximately 93% of the rents included in the table above under the caption “Bankruptcy related, primarily pre-petition rents”) were written off as uncollectible rent as of June 30, 2020.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. In June 2020, we repaid $200.0 million of the outstanding balances bringing the outstanding balance to $399.8 million. Additionally, subsequent to June 30, 2020 through July 31, 2020, we repaid an additional $320.0 million.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating costs, temporary base salary reductions for our named executive officers and other employees, and the reduction of certain other general and administrative expenses. During the second quarter, these reductions reduced cash outflows by approximately $11.0 million, including $1.0 million of general and administrative and $10.0 million of property operating expenses. In July 2020, we restored the above mentioned salary reductions.

We also deferred our Nashville pre-development-stage project and certain other planned capital expenditures. We paid the dividend that was declared in January 2020 as scheduled on May 15, 2020. Given the uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We expect to remain in compliance with REIT taxable income distribution requirements for the 2020 tax year.

4. Disposition of Properties

Disposition of Properties

During the six months ended June 30, 2019, we closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding properties and land outparcels sold during the six months ended June 30, 2019:

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

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	765	$92.1	$—
				$92.1
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(3.9)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.1)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(7.8)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(20.0)	79.9
				$(44.8)

As of December 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.7	$9.2
				$94.7
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(3.5)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.0)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.9)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.7)	79.9
				$(42.1)

(1)	Net of debt origination costs of $1.1 million as of June 30, 2020 and net of debt origination cost and including premiums of $1.1 million as of December 31, 2019.

(2)	The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Fee:
Management and marketing	$143	$561	$685	$1,128
Leasing and other fees	15	9	35	40
Expense reimbursements from unconsolidated joint ventures	566	675	1,448	1,419
Total Fees	$724	$1,245	$2,168	$2,587

Galveston/Houston

In June 2020, in response to the COVID 19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021.

RioCan Canada

In May 2020, the joint venture’s mortgage loan for the outlet center in Saint-Sauveur matured and the joint venture repaid the approximately $8.3 million owed in full.

During June 2020, the Rio-Can joint venture recognized an impairment charge related to its Saint-Sauveur property in Quebec. The impairment charge was primarily driven by deterioration of net operating income caused by market competition and the COVID-19 pandemic.

The table below summarizes the impairment charge taken during the second quarter of 2020 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091

(1)	The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.7 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2020	December 31, 2019
Assets
Land	$87,402	$90,859
Buildings, improvements and fixtures	457,969	477,061
Construction in progress	4,495	4,779
	549,866	572,699
Accumulated depreciation	(133,199)	(132,860)
Total rental property, net	416,667	439,839
Cash and cash equivalents	9,274	19,750
Deferred lease costs and other intangibles, net	5,554	6,772
Prepaids and other assets	26,888	17,789
Total assets	$458,383	$484,150
Liabilities and Owners’ Equity
Mortgages payable, net	$358,923	$368,032
Accounts payable and other liabilities	15,627	17,173
Total liabilities	374,550	385,205
Owners’ equity	83,833	98,945
Total liabilities and owners’ equity	$458,383	$484,150

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2020	2019	2020	2019
Revenues	$16,475	$23,575	$38,512	$47,038
Expenses:
Property operating	6,860	9,611	15,989	19,400
General and administrative	123	62	262	152
Asset impairment	6,181	—	6,181	—
Depreciation and amortization	5,903	6,317	11,809	12,427
Total expenses	19,067	15,990	34,241	31,979
Other income (expense):
Interest expense	(3,232)	(4,138)	(6,967)	(8,272)
Other income	6	60	61	126
Total other income (expense)	(3,226)	(4,078)	$(6,906)	$(8,146)
Net income (loss)	$(5,818)	$3,507	$(2,635)	$6,913
The Company and Operating Partnership’s share of:
Net income (loss)	$(2,975)	$1,646	$(1,448)	$3,275
Depreciation and amortization (real estate related)	$3,017	$3,265	$6,035	$6,395

6. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2020	December 31, 2019
Unsecured lines of credit	$399,830	$—
Unsecured term loan	$350,000	$350,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					June 30, 2020		December 31, 2019
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$247,635	$250,000	$247,308
Senior notes	3.750%			December 2024	250,000	248,309	250,000	248,127
Senior notes	3.125%			September 2026	350,000	346,492	350,000	346,215
Senior notes	3.875%			July 2027	300,000	297,149	300,000	296,953

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	29,151	30,575	30,909	32,531
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,322	51,400	51,272
Unsecured term loan	LIBOR(4)	+	1.00%	April 2024	350,000	347,003	350,000	347,367
Unsecured lines of credit	LIBOR(4)	+	1.00%	October 2021 (5)	399,830	397,407	—	—
					$1,980,381	$1,965,892	$1,582,309	$1,569,773

(1)	Including premiums and net of debt discount and debt origination costs.

(2)	The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.

(3)	Principal and interest due monthly with remaining principal due at maturity.

(4)	If the LIBOR is less than 0.25% per annum, the rate will be deemed to be 0.25%.

(5)	Unsecured lines of credit have a one-year extension option to extend maturity to October 2022.

Certain of our properties, which had a net book value of approximately $169.5 million at June 30, 2020, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2020, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $16.4 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2020, we believe we were in compliance with all of our debt covenants.

Lines of credit and Term Loan Covenant Modifications
In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020, during which time share repurchases are prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID 19 are highly uncertain and therefore could impact covenant compliance in the future.

Unsecured Lines of Credit
In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that we are able to meet our obligations for a sustained period. In June 2020, we repaid $200.0 million of the outstanding balances bringing the outstanding balance to $399.8 million. Additionally, subsequent to June 30, 2020 through July 31, 2020, we repaid an additional $320.0 million.

Interest Rate Spread over LIBOR
In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2020 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2020	$1,808
2021	457,023
2022	4,436
2023	254,768
2024	605,140
Thereafter	657,206
Subtotal	1,980,381
Net discount and debt origination costs	(14,489)
Total	$1,965,892

Given the financial implications of COVID-19, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	June 30, 2020	December 31, 2019
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$(789)	$1,018
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(543)	(376)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(1,585)	(896)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(1,408)	(170)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(2,035)	—
January 1, 2021	February 1, 2024	$100,000	1	month LIBOR	0.22%	$(238)	—
Total		$640,000				$(6,598)	$(424)

(1)	Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivative	$(498)	$(3,613)	$(6,174)	$(5,565)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2020:
Assets:
Short-term government securities (cash and cash equivalents)	$339,156	$339,156	$—	$—
Total assets	$339,156	$339,156	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$6,598	$—	$6,598	$—
Total liabilities	$6,598	$—	$6,598	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,018	$—	$1,018	$—
Total assets	$1,018	$—	$1,018	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,442	$—	$1,442	$—
Total liabilities	$1,442	$—	$1,442	$—

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
Fair value as of March 31,2020:
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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2020	December 31, 2019
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,091,262	1,169,481
Level 3 Significant Unobservable Inputs	832,143	434,333
Total fair value of debt	$1,923,405	$1,603,814

Recorded value of debt	$1,965,892	$1,569,773

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

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the periods ended June 30, 2020. The remaining amount authorized to be repurchased under the program as of June 30, 2020 was approximately $80.0 million. The Company intends to temporarily suspend share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time and in order to preserve our liquidity position.

Shares repurchased were follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total number of shares purchased	—	558,399	—	558,399
Average price paid per share	$—	$17.89	$—	$17.89
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,989	$—	$9,989

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2020 and June 30, 2019:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2019	1,000,000	4,960,684	93,102,666	98,063,350
Repurchase of units	—	—	(558,399)	(558,399)
Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951

Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Repurchase of units	—	—	(558,399)	(558,399)
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951

Balance March 31, 2020	1,000,000	4,911,173	92,076,701	96,987,874
Grant of restricted common share awards by the Company, net of forfeitures	—	—	389,308	389,308
Issuance of deferred units	—	—	6,258	6,258
Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440

Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	630,346	630,346
Issuance of deferred units	—	—	6,258	6,258
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(22,688)	$13,727	$(49,570)	$76,058
Less allocation of earnings to participating securities	(176)	(114)	(692)	(725)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(22,864)	$13,613	$(50,262)	$75,333
Denominator:
Basic weighted average common shares	92,632	93,187	92,569	93,245
Diluted weighted average common shares	92,632	93,187	92,569	93,245
Basic earnings per common share:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81
Diluted earnings per common share:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2020 approximately 1.7 million notional units were excluded from the computation and for both the three and six months ended June 30, 2019, approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2020 approximately 1.5 million options were excluded from the computation, as they were anti-dilutive. For both the three and six months ended June 30, 2019 approximately 526,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$(23,890)	$14,457	$(52,199)	$80,103
Less allocation of earnings to participating securities	(176)	(114)	(692)	(725)
Net income (loss) available to common unitholders of the Operating Partnership	$(24,066)	$14,343	$(52,891)	$79,378
Denominator:
Basic weighted average common units	97,543	98,147	97,480	98,205
Diluted weighted average common units	97,543	98,147	97,480	98,205
Basic earnings per common unit:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81
Diluted earnings per common unit:
Net income (loss)	$(0.25)	$0.15	$(0.54)	$0.81

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three and six months ended June 30, 2020 and 2019.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2020 approximately 1.7 million notional units were excluded from the computation and for both the three and six months ended June 30, 2019 approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2020, approximately 1.5 million options were excluded from the computation. For both the three and six months ended June 30, 2019, approximately 526,000 options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted common shares (1)	$1,895	$4,627	$4,121	$7,140
Notional unit performance awards (1)	1,461	2,314	2,982	3,576
Options	75	41	116	84
Total equity-based compensation	$3,431	$6,982	$7,219	$10,800

(1) The three and six months ended June 30, 2019 include the accelerated recognition of compensation cost related to the planned retirement of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity-based compensation expense capitalized	$101	$96	$202	$188

Option Awards

In April 2020, Stephen Yalof became the President and Chief Operating Officer of the Company. As part of his employment, Mr. Yalof was granted 1.0 million options that have an exercise price of $7.15 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. The options expire 10 years from the date of grant and 25% of the options become exercisable on December 31, 2020 with the remaining options vesting ratably on each December 31st through 2023, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $0.42 and included the following weighted-average assumptions: expected dividend yield 9.86%; expected life of 7.9 years; expected volatility of 30%; a risk-free rate of 0.60%; and forfeiture rate 0.0%.

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

Also in April 2020, Mr. Yalof was granted 389,308 restricted common shares with a grant date fair value of $7.15 per share. The restricted common shares vest ratably over a three year period, with one-third of the restricted common shares vesting on each anniversary of the grant date, beginning on April 10, 2021, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment).

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 57,000 and 81,000 for the six months ended June 30, 2020 and 2019, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $736,000 and $1.8 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The following table sets forth 2020 OPP performance targets and other relevant information about the 2020 OPP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	36.8%		-	52.1%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned (3)	902,167
February grant date fair value per share	$7.30
April grant date fair value per share (3)	$3.11

(1)
The number of restricted common shares received under the 2020 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.

(2)	The peer group is based on companies included in the FTSE NAREIT Retail Index.

(3)	In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 OPP. These awards have the same terms as the awards our executive officers received in February 2020.

The fair values of the 2020 OPP awards granted during the six months ended June 30, 2020 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2020	$(32,437)	$(5,791)	$(38,228)	$(1,759)	$(310)	$(2,069)
Other comprehensive income (loss) before reclassifications	3,188	(1,565)	1,623	169	(83)	86
Reclassification out of accumulated other comprehensive income (loss) into interest expense for cash flow hedges	—	1,092	1,092	—	58	58
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(4,155)	(6,953)	(11,108)	(221)	(369)	(590)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	1,090	1,090	—	58	58
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)

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

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.6 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2020.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and six months ended June 30, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2020	$(34,196)	$(6,101)	$(40,297)
Other comprehensive income (loss) before reclassifications	3,357	(1,648)	1,709
Reclassification out of accumulated other comprehensive income (loss) into interest expense for cash flow hedges	—	1,150	1,150
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(4,376)	(7,322)	(11,698)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	1,148	1,148
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)

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

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.6 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2020.

17.    Lease Agreements

As of June 30, 2020, we were the lessor to over 2,300 stores in our 32 consolidated outlet centers, under operating leases with initial terms that expire from 2020 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Rental revenues - fixed	$48,515	$89,262	$135,448	$182,721
Rental revenues - variable (1)	13,758	23,123	35,383	49,618
Rental revenues	$62,273	$112,385	$170,831	$232,339

(1)	Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2020	June 30, 2019
Costs relating to construction included in accounts payable and accrued expenses	$22,106	$13,822

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Interest paid	$29,749	$29,284

19. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. We have not adopted any of the optional expedients or exceptions through June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Recently adopted accounting standards

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing accounting lease guidance under ASC 842, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession or another reasonable disaggregated level. We have evaluated and elected to apply the Lease Modification Q&A to eligible lease concessions. We applied modification accounting to individual leases that did not qualify for the concession. As a result, we have made the following policy elections by the type of concession agreed to with the respective tenant.

Rent Deferrals

We will account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during the deferral period.

Rent Abatements

We will account for rental abatements as negative variable adjustments to rental revenue as described within the Lease Modification Q&A. We will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

See Notes 2 and 3, for additional details on the impact of the Lease Modification Q&A on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2020 with the three and six months ended June 30, 2019. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Currently, one of the most significant factors, however, is the adverse effect of the COVID-19 pandemic, on the financial condition, results of operations, cash flows, compliance with debt covenants and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

General Overview

As of June 30, 2020, we had 32 consolidated outlet centers in 19 states totaling 12.1 million square feet. We also had 7 unconsolidated outlet centers in 6 states or provinces totaling 2.2 million square feet.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2019 to June 30, 2020 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2019		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7
Other		3	—	—	—
As of June 30, 2020		12,051	32	2,212	7

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2020. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,110	98
Riverhead, New York (1)	100	729,778	93
Rehoboth Beach, Delaware (1)	100	557,353	94
Foley, Alabama	100	554,587	89
Atlantic City, New Jersey (1) (3)	100	489,718	79
San Marcos, Texas	100	471,816	96
Sevierville, Tennessee (1)	100	447,815	100
Savannah, Georgia	100	429,089	95
Myrtle Beach Hwy 501, South Carolina	100	426,523	96
Jeffersonville, Ohio	100	411,904	83
Glendale, Arizona (Westgate)	100	410,751	97
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	99
Charleston, South Carolina	100	386,328	96
Lancaster, Pennsylvania	100	375,857	91
Pittsburgh, Pennsylvania	100	373,863	94
Commerce, Georgia	100	371,408	98
Grand Rapids, Michigan	100	357,119	90
Fort Worth, Texas	100	351,741	98
Daytona Beach, Florida	100	351,721	98
Branson, Missouri	100	329,861	99
Southaven, Mississippi (2) (3)	50	324,717	98
Locust Grove, Georgia	100	321,082	95
Gonzales, Louisiana	100	321,066	95
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	84
Mashantucket, Connecticut (Foxwoods) (1)	100	311,511	91
Tilton, New Hampshire	100	250,107	89
Hershey, Pennsylvania	100	249,696	99
Hilton Head II, South Carolina	100	206,564	98
Hilton Head I, South Carolina	100	181,670	97
Terrell, Texas	100	177,800	87
Blowing Rock, North Carolina	100	104,009	84
Totals		12,051,313	94

(1)	These properties or a portion thereof are subject to a ground lease.

(2)
Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

(3)	Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,676	96
Ottawa, Ontario	50	357,218	96
Columbus, Ohio (1)	50	355,245	96
Texas City, Texas (Galveston/Houston) (1)	50	352,705	92
National Harbor, Maryland (1)	50	341,156	97
Cookstown, Ontario	50	307,895	99
Saint-Sauveur, Quebec (1)	50	99,405	88
Total		2,212,300	95

(1)	Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended June 30, 2020 and 2019:

	Trailing twelve months ended June 30, 2020(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	111	510	$35.67	$48.85	7.72	$29.34
Renewal	185	935	$27.36	$0.95	3.91	$27.12

	Trailing twelve months ended June 30, 2019(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (3)
Re-tenant	83	420	$33.93	$43.37	8.65	$28.92
Renewal	255	1,200	$34.58	$0.58	3.78	$34.43

(1)	Excludes license agreements, seasonal tenants, and month-to-month leases.

(2)	Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).

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

COVID-19 Pandemic

The current COVID-19 pandemic has had, and will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and could may continue to be in the future be materially affected.

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates , with respect to virtually all of our tenants, (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (iii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, all of which have adversely affected, and are likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Tenants have also, as a result of such public health crisis, orders or mandates and the resulting economic downturn, requested rent deferrals, rent abatement or early termination of their leases and may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants either closed their business or operated with limited operations and/or have submitted requests for rent relief or failed to pay rent. Certain other of our tenants have declared bankruptcy as discussed below. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures and we intend to enforce our rights under the lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of future tenant requests and actions and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. Some states are experiencing a resurgence of the COVID-19 pandemic, which has resulted in mandatory closures in certain markets. None of our outlet centers are in these markets. However, if store closures were to occur again in our markets this could have a material adverse impact on our financial position and results.

Our outlet centers have not closed throughout the pandemic, but have been operating under reduced hours since late April when the first stores began to reopen. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

While our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. Reopened stores as a percentage of total leased stores improved over time as mandates were lifted, from 1% on April 6, 2020 to 56% on June 3, 2020 to 72% on June 14, 2020. By June 15, 2020, in-store shopping for non-essential retail was allowed in every market in which our centers are located. As of June 30, 2020, 88% of total occupied stores in our consolidated portfolio had reopened, representing 88% of leased square footage and 87% of annualized base rent. As of July 31, 2020, 95% of total occupied stores in our consolidated portfolio had reopened, representing 95% of leased square footage and 95% of annualized base rent.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the second quarter (in thousands):

Second Quarter Rents billed:	Rents	% of Rents
Rents collected as of July 31, 2020	$32,580	33%
Unmodified rents expected to be collected	9,788	10%
Rents deferred	25,558	26%
Under negotiation	5,389	6%
One-time rent concessions in exchange for amendments to lease structure	13,852	14%
Bankruptcy related, primarily pre-petition rents	8,894	9%
At risk due to tenant financial weakness	1,447	2%
Total rents billed	$97,508	100%

During the three months ended June 30. 2020, we wrote off approximately 25% of second quarter rents, of which 9% is related to bankruptcies 2% related to other uncollectible accounts due to financial weakness and 14% related to one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, during the three and six months ended June 30,2020, we recorded a $9.7 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods. Further, we recognized a write-off of revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

As of July 31, 2020, we had collected 72% of July rents billed.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second and third quarter to date of 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July 2020). Substantially all of the rents billed to these tenants during the second quarter (which were approximately 93% of the rents included in the table above under the caption “Bankruptcy related, primarily pre-petition rents”) were written off as uncollectible rent as of June 30, 2020.

Due to the potential impact of COVID-19 and related bankruptcies and brand-wide restructurings, our revenues may be significantly lower in the second half of 2020 than the comparable period in 2019. The extent of the impact to our results of operations and cash flows is uncertain and cannot be predicted at this time. While our preference is to work with our tenant partners to reach a financial resolution that maintains occupancy and positions both parties for long-term growth, certain tenants may close a number of their stores or seek significant rent reductions. The Company reserves all rights under its lease agreements and will pursue legal remedies to collect rent as appropriate. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent has had and could have a significant impact in future periods.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time until there is more clarity regarding the impact and duration of the pandemic, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. In June 2020, we repaid $200.0 million of the outstanding balances under our lines of credit. Additionally, subsequent to June 30, 2020 through July 31, 2020, we repaid an additional $320.0 million.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating and general and administrative expenses, which included temporary base salary reductions for our named executive officers and other employees, During the second quarter, these reductions reduced cash outflows by approximately $11.0 million, including $1.0 million of general and administrative and $10.0 million of property operating expenses. In July 2020, we restored the above mentioned salary reductions.

We also deferred our Nashville pre-development-stage project and certain other planned capital expenditures. We paid the dividend that was declared in January 2020 as scheduled on May 15, 2020. Given the uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We expect to remain in compliance with REIT taxable income distribution requirements for the 2020 tax year.

The extent to which the COVID-19 pandemic continues to impact our future financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, the impact of the COVID-19 pandemic on our rental revenue for the second half of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A titled “Risk Factors.”

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

NET INCOME (LOSS)
Net income (loss) in the 2020 period decreased $38.3 million to a net loss of $23.9 million as compared to a net income of $14.5 million for the 2019 period. The decrease in net income is due to the following:

•	significant revenue reductions caused by the COVID-19 pandemic discussed above, and

•
a decrease in equity in earnings (losses) of unconsolidated joint ventures from the impact of COVID-19, which also includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

The decrease in net income was partially offset by the following:

•	decreased operating costs in the 2020 period due to lower operating and advertising costs as a result of COVID-19 government mandated store closures,

•
a $4.4 million charge in the 2019 period related to the accelerated recognition of compensation cost as a result of a transition agreement with the Company’s former President and Chief Operating Officer in connection with his retirement (the “COO Transition Agreement”), and

•	a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont outlet center by the RioCan joint venture.

RENTAL REVENUES
Rental revenues decreased $50.1 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$63,265	$109,360	$(46,095)
Rental revenues from properties disposed	—	20	(20)
Straight-line rent adjustments	(2,549)	2,916	(5,465)
Lease termination fees	1,513	269	1,244
Amortization of above and below market rent adjustments, net	44	(180)	224
	$62,273	$112,385	$(50,112)

Rental revenues decreased largely due to the impact of the $33.9 million COVID-19 pandemic-related revenue reduction discussed above. Further, we recognized a write-off revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. Revenues for the quarter were also impacted as a result of space recaptured totaling approximately 48,000 square feet within our consolidated portfolio during the three months from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 105,000 square feet for the three months ended June 30, 2019. In addition, variable revenue which is derived from tenant sales was negatively impacted by mandatory closures of several centers during the second quarter of 2020 as a result of the COVID-19 pandemic.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $520,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2020	2019	Increase/(Decrease)
Management and marketing	$143	$561	$(418)
Leasing and other fees	15	9	6
Expense reimbursements from unconsolidated joint ventures	566	675	(109)
	$724	$1,245	$(521)

Management, leasing and other service revenue decreased in the 2020 period due to reduced management fee income from unconsolidated joint ventures which are earned on a cash basis. The COVID-19 pandemic resulted in materially lower tenant payments during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues decreased $1.1 million in the 2020 period compared to the 2019 period primarily due to reductions in variable vending and other revenue sources due to the mandatory closure of the vast majority of stores in our outlet centers by local and state authorities for a portion of the 2020 period.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $8.6 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$27,210	$35,382	$(8,172)
Expenses related to unconsolidated joint ventures	566	675	(109)
Other property operating expenses	382	669	(287)
	$28,158	$36,726	$(8,568)

The decrease in property operating expenses at existing properties reflect the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $4.9 million in the 2020 period compared to the 2019 period, primarily as a result of a $4.4 million charge in the 2019 period related to the COO Transition Agreement. In addition, as a result of COVID-19, the compensation costs of our executive officers and other employees were temporarily reduced during the 2020 period through salary and wage reductions and government assistance programs and virtually all travel and entertainment expenses were eliminated. These reductions were partially offset by higher expenses related to legal and professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $2.5 million in the 2020 period compared to the 2019 period, primarily due to the lower basis of our Foxwoods and Jeffersonville properties as a result of the impairments recorded.

INTEREST EXPENSE
Interest expense increased $1.8 million in the 2020 period compared to the 2019 period as a result of our borrowing approximately $599.8 million under our lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $4.6 million in the 2020 period compared to the 2019 period. In the table below, information set forth for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

	2020	2019	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$(2,975)	$1,639	$(4,614)
Equity in earnings from property disposed	—	7	(7)
	$(2,975)	$1,646	$(4,621)

Equity in earnings (losses) from existing properties includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture. The impairment charge was primarily driven by deterioration of net operating income caused by market competition and the COVID-19 pandemic. Equity in earnings (losses) of unconsolidated joint ventures from existing properties also decreased due to the impact of COVID-19 on revenues.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

NET INCOME (LOSS)
Net income decreased $132.3 million in the 2020 period to net loss of $52.0 million as compared to net income of $80.3 million for the 2019 period. The decrease in income is primarily due to:

•	significant revenue reductions caused by the COVID-19 pandemic discussed above,

•	the $43.4 million gain recorded on the sale of four outlet centers in March 2019,

•	the loss of revenues from the four outlet centers sold in March 2019,

•	the $45.7 million impairment charge recognized in March 2020 on the outlet center in Mashantucket, Connecticut and

•
a decrease in equity in earnings (losses), which includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

The decrease in net income was partially offset by the following:

•	decreased operating costs in the 2020 period due to lower operating and advertising costs as a result of COVID-19 government mandated store closures,

•	a $4.4 million charge in the 2019 period related to the COO Transition Agreement, and

•	a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in late March 2019.

RENTAL REVENUES
Rental revenues decreased $61.5 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$170,057	$220,182	$(50,125)
Rental revenues from properties disposed	—	6,422	(6,422)
Straight-line rent adjustments	(677)	4,886	(5,563)
Lease termination fees	1,677	1,399	278
Amortization of above and below market rent adjustments, net	(226)	(550)	324
	$170,831	$232,339	$(61,508)

Rental revenues decreased largely due to the impact of the $33.9 million COVID-19 pandemic-related revenue reduction in the second quarter as discussed above. Further, we recognized a write-off revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. Revenues for the six months were also impacted as a result of space recaptured totaling approximately 380,000 square feet within our consolidated portfolio during the six months ended June 30, 2020 from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 187,000 square feet for the six months ended June 30, 2019. In addition, variable revenue which is derived from tenant sales was negatively impacted by mandatory closures of several centers for the first half of 2020 as a result of the COVID-19 pandemic.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $419,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2020	2019	Increase/(Decrease)
Management and marketing	$685	$1,128	$(443)
Leasing and other fees	35	40	(5)
Expense reimbursements from unconsolidated joint ventures	1,448	1,419	29
Total Fees	$2,168	$2,587	$(419)

Management, leasing and other service revenue decreased in the 2020 period due to reduced management fee income from unconsolidated joint ventures which are earned on a cash basis. The COVID-19 pandemic resulted in materially lower tenant payments during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues decreased $1.3 million in the 2020 period as compared to the 2019 period. The following table sets forth the changes in other revenues (in thousands):

	2020	2019	Increase/(Decrease)
Other revenues from existing properties	$2,624	$3,873	$(1,249)
Other revenues from property disposed	—	63	(63)
	$2,624	$3,936	$(1,312)

Other revenues from existing properties decreased primarily due to reductions in variable vending and other revenue sources due to the mandatory closure of a vast majority of stores in our outlet centers by local and state authorities for a portion of the 2020 period.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $12.3 million in the 2020 period as compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$64,503	$73,863	$(9,360)
Property operating expenses from property disposed	—	2,598	(2,598)
Expenses related to unconsolidated joint ventures	1,448	1,419	29
Other property operating expense	834	1,223	(389)
	$66,785	$79,103	$(12,318)

The decrease in property operating expenses at existing properties reflect the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $4.5 million in the 2020 period compared to the 2019 period primarily as a result of a $4.4 million charge in the 2019 period related to the COO Transition Agreement. In addition as a result of COVID-19, the compensation costs of our executive officers and other employees were temporarily reduced during the 2020 period through salary and wage reductions and government assistance programs and virtually all travel and entertainment expenses were eliminated. These reductions were partially offset by higher expenses related to legal and professional fees.

IMPAIRMENT CHARGE
During the first quarter of 2020, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center in Mashantucket, Connecticut did not exceed the property's carrying value due to a decline in operating results. Therefore, we recorded a $45.7 million non-cash impairment charge in our consolidated statement of operations for the 2020 period which equaled the excess of the property's carrying value over its estimated fair value.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $4.8 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2020 period (in thousands):

	2020	2019	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$58,063	$61,650	$(3,587)
Depreciation and amortization from property disposed	—	1,256	(1,256)
	$58,063	$62,906	$(4,843)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis of our Foxwoods and Jeffersonville properties as a result of impairments recorded.

INTEREST EXPENSE
Interest expense increased $0.7 million in the 2020 period compared to the 2019 period as a result of our borrowing approximately $599.8 million under our lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $4.7 million in the 2020 period compared to the 2019 period. In the table below, information set forth for properties disposed includes the Bromont outlet center in our Canadian joint venture, which was sold in May 2019.

	2020	2019	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$(1,448)	$3,267	$(4,715)
Equity in earnings from property disposed	—	8	(8)
	$(1,448)	$3,275	$(4,723)

Equity in earnings (losses) from existing properties includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture. The impairment charge was primarily driven by deterioration of net operating income caused by market competition and the COVID-19 pandemic. Equity in earnings (losses) of unconsolidated joint ventures from existing properties also decreased due to the impact of COVID-19 on revenues.

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

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and cash on hand, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make any minimum dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.”

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

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure any open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. However, the Company intends to temporarily suspend share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time and in order to preserve our liquidity position.

Shares repurchased were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total number of shares purchased	—	558,399	—	558,399
Average price paid per share	$—	$17.89	$—	$17.89
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,989	$—	$9,989

The remaining amount authorized to be repurchased under the program as of June 30, 2020 was approximately $80.0 million.

In January 2020, the Company's Board of Directors declared a $0.355 cash dividend per common share payable on February 14, 2020 to each shareholder of record on January 31, 2020, and the Trustees of Tanger GP Trust declared a $0.355 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Additionally in January 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.3575 per common share payable on May 15, 2020 to holders of record on April 30, 2020, and the Trustees of Tanger GP Trust declared a cash distribution of $0.3575 per Operating Partnership unit to the Operating Partnership's unitholders.

In June 2020, we amended our debt agreements for our lines of credit and bank term loan. These amendments prohibit repurchases of our common shares during the twelve months starting July 1, 2020.

Given the uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We expect to remain in compliance with REIT taxable income distribution requirements for the 2020 tax year.

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

In late March, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. For details of our expected collection of rents billed in the second quarter and in July, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$14,217	$92,779	$(78,562)
Net cash provided by (used in) investing activities	(16,821)	116,331	(133,152)
Net cash provided by (used) in financing activities	324,714	(210,740)	535,454
Effect of foreign currency rate changes on cash and equivalents	(203)	(16)	(187)
Net increase (decrease) in cash and cash equivalents	$321,907	$(1,646)	$323,553

Operating Activities

The decrease in net cash provided by operating activities was primarily due to reduced revenues, uncollected and deferred contractual rents as a result of COVID-19. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”. In addition, the decrease was also due to the sale of the four outlet centers in the 2019 period and lower average occupancy and rent modifications for certain tenants.

Investing Activities

The primary cause for the decrease in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of the four outlet centers in the 2019 period. In addition, during the 2020 period we had lower distributions in excess of cumulative earnings from unconsolidated joint ventures due to the COVID-19 pandemic.

Financing Activities

The primary cause for the increase in net cash provided by financing activities was due to the $599.8 million draw down under our unsecured lines of credit in March 2020 in response to the COVID-19 pandemic. In June 2020, we repaid $200.0 million of the outstanding balances bringing the outstanding balance to $399.8 million. In addition, in the prior year we used the proceeds from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers to pay down our unsecured lines of credit.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2020	2019	Change
Capital expenditures analysis:
New outlet center developments and expansions	$942	$4,010	$(3,068)
Major outlet center renovations	3,932	290	3,642
Second generation tenant allowances	6,368	6,050	318
Other capital expenditures	5,271	10,293	(5,022)
	16,513	20,643	(4,130)
Conversion from accrual to cash basis	(37)	1,759	(1,796)
Additions to rental property-cash basis	$16,476	$22,402	$(5,926)

•
New developments and expansions decreased due to a suspension of major development projects because of the uncertainty caused by the COVID-19 pandemic. The 2019 period included expenditures related to finalizing the expansion in our Lancaster, PA outlet center and other first generation tenant allowances throughout the portfolio.

•	Major outlet center renovations in the 2020 period includes costs related to bringing two magnate tenants to our Lancaster, PA outlet center.

•
Other capital expenditures decreased in the 2020 period as we decided to defer all capital projects except essential and life-safety projects due to the expected impact on cash flows caused by the COVID-19 pandemic.

Potential Future Developments, Acquisitions and Dispositions

We are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangements to develop other potential sites. Given the uncertainties of the COVID-19 Pandemic, we have temporarily deferred the Nashville project. Accordingly, there can be no assurance that these potential future projects will ultimately be developed.

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

Financing Arrangements

In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that we are able to meet our obligations for a sustained period. In June 2020, we repaid $200.0 million of the outstanding balances bringing the outstanding balance to $399.8 million. Additionally, subsequent to June 30, 2020 through July 31, 2020, we repaid an additional $320.0 million.

As of June 30, 2020, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in March 2021, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As of July 31, 2020, our total liquidity was approximately $564 million, including cash and cash equivalents on our balance sheet and unused capacity under its lines of credit. Based on estimated monthly cash expenditures of approximately $24 million (excluding dividends and debt maturities) for the remainder of 2020, we expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit. The unsecured lines of credit expire in October 2021, with a one-year extension option whereby we may extend the maturity to October 2022.

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

In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020, during which time share repurchases are prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID 19 are highly uncertain and therefore could impact covenant compliance in the future.

We have historically been and currently are in compliance with all of our debt covenants. While the amendments discussed above will provide additional covenant flexibility, the financial impact of the COVID-19 pandemic could potentially negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2020, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	53%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	180%

In addition key financial covenants for our line of credit and term loan, include the following:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	42%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	5%
EBITDA to Fixed Charges	>1.5	3.5
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	37%
Unencumbered Interest Coverage Ratio	>1.5	4.1

Depending on the future economic impact of COVID-19, other convents related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments during the six months ended June 30, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following updates to our contractual obligations for debt and interest payments over the next five years and thereafter as of June 30, 2020 (in thousands):

Contractual Obligations	Remainder of 2020	2021(1)	2022	2023	2024	Thereafter	Total
Debt (2)	$1,808	$457,023	$4,436	$254,768	$605,140	$657,206	$1,980,381
Interest payments (3)	$31,909	$58,246	$52,022	$50,883	$34,838	$48,516	$276,414

(1)	Includes the unsecured lines of credit, which expire in October 2021, with a one-year extension option whereby we may extend the maturity to October 2022.

(2)	These amounts represent total future cash payments related to debt obligations outstanding as of June 30, 2020

(3)
These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of June 30, 2020 was used.

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
Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2020 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus(1)	85.0	November 2020	LIBOR + 1.65%	7.5%	6.4
Galveston/Houston (2)	80.0	January 2021	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.1)
	$358.9				$16.4

(1)	We intend to extend the loan using our one-year extension option to November 2021.

(2)
In June 2020, in response to the COVID 19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021.

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

Historically, our accounts receivable from tenants has not been material; however, given the impacts from coronavirus (“COVID-19”) discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $42.0 million at June 30, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $61.2 million and $61.6 million as of June 30, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectiblility and upon the determination that the collection of rents is probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectiblility is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through June 30, 2020. During the three months ended June 30. 2020, we wrote off approximately 25% of second quarter rents, of which 9% is related to bankruptcies 2% related to other uncollectible accounts due to financial weakness and 14% related to one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for both the three and six months ended June 30,2020, we recorded a $9.7 million reserve for a portion of deferred and under negotiation billings that are expected to potentially become uncollectible in future periods. Further, we recognized a write-off revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

After considering current write-offs and reserves for rents we do not expect to collect, the accounts receivables associated with deferred rental payments and unresolved leases of $21.3 million represent the greatest uncertainty with regards to our estimation of collectability. As a result of this uncertainty, there is a risk that a significant reduction in revenues could be recorded in the future if our assessment of collectability changes in subsequent periods.

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession, underlying asset class or another reasonable disaggregated level. We have evaluated and elected to apply the Lease Modification Q&A. As a result, we have made the following policy elections based on the type of concession agreed to with the respective tenant.

Rent Deferrals

We will account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during the deferral period.

Rent Abatements

We will account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, we will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

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

Funds From Operations

Funds From Operations (“FFO”) is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with generally accepted accounting principles in the United States (“GAAP”). We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

FFO is intended to exclude historical cost depreciation of real estate as required by GAAP which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income (loss).

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	28,057	30,550	56,858	61,698
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,017	3,265	6,035	6,395
Impairment charge - consolidated	—	—	45,675	—
Foreign currency loss from sale of joint venture property	—	3,641	—	3,641
Impairment charge - unconsolidated joint ventures	3,091	—	3,091	—
Gain on sale of assets	—	—	—	(43,422)
FFO	10,275	51,913	59,650	108,610
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	(190)	(195)
Allocation of earnings to participating securities	(281)	(410)	(692)	(1,021)
FFO available to common shareholders (1)	$9,994	$51,503	$58,768	$107,394
As further adjusted for:
Compensation related to executive officer retirement (2)	—	4,371	—	4,371
Impact of above adjustment to the allocation of earnings to participating securities	—	(35)	—	(35)
Core FFO available to common shareholders (1)	$9,994	$55,839	$58,768	$111,730
FFO available to common shareholders per share - diluted (1)	$0.10	$0.52	$0.60	$1.09
Core FFO available to common shareholders per share - diluted (1)	$0.10	$0.57	$0.60	$1.14

Weighted Average Shares:
Basic weighted average common shares	92,632	93,187	92,569	93,245
Diluted weighted average common shares (for earnings per share computations)	92,632	93,187	92,569	93,245
Exchangeable operating partnership units	4,911	4,960	4,911	4,960
Diluted weighted average common shares (for FFO per share computations) (1)	97,543	98,147	97,480	98,205

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

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income (loss), FFO or Core FFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	2,975	(1,646)	1,448	(3,275)
Interest expense	16,943	15,134	32,139	31,441
Gain on sale of assets	—	—	—	(43,422)
Other (income) expense	(408)	3,417	(628)	3,193
Impairment charge	—	—	45,675	—
Depreciation and amortization	28,646	31,146	58,063	62,906
Other non-property expense	323	180	461	331
Corporate general and administrative expenses	11,715	16,635	24,294	28,767
Non-cash adjustments(1)	2,621	(2,628)	1,119	(4,100)
Lease termination fees	(1,514)	(269)	(1,677)	(1,399)
Portfolio NOI	37,411	76,426	108,885	154,740
Non-same center NOI(2)	—	(23)	—	(4,108)
Same Center NOI	$37,411	$76,403	$108,885	$150,632

(1)	Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.

(2)	Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties and joint venture properties, gains and losses on change of control, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to executive officer retirement, gains and losses on extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by NAREIT, which is defined as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on extinguishment of debt, net, compensation related to executive officer retirement and other items that that we do not consider indicative of the Company's ongoing operating performance.
We present Adjusted EBITDA, EBITDAre and Adjusted EBITDAre as we believe they are useful for investors, creditors and rating agencies as they provide additional performance measures that are independent of a Company’s existing capital structure to facilitate the evaluation and comparison of the Company’s operating performance to other REITs and provide a more consistent metric for comparing the operating performance of the Company’s real estate between periods.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Adjusted to exclude:
Interest expense	16,943	15,134	32,139	31,441
Depreciation and amortization	28,646	31,146	58,063	62,906
Impairment charge - consolidated	—	—	45,675	—
Impairment charge - unconsolidated joint ventures	3,091	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect	—	3,641	—	3,641
Gain on sale of assets	—	—	—	(43,422)
Compensation related to executive officer retirement	—	4,371	—	4,371
Adjusted EBITDA	$24,790	$68,749	$86,959	$139,235

Below is a reconciliation of Net Income to EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,890)	$14,457	$(52,009)	$80,298
Adjusted to exclude:	—	—
Interest expense	16,943	15,134	32,139	31,441
Depreciation and amortization	28,646	31,146	58,063	62,906
Impairment charge - consolidated	—	—	45,675	—
Impairment charge - unconsolidated joint ventures	3,091	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect	—	3,641	—	3,641
Gain on sale of assets	—	—	—	(43,422)
Pro-rata share of interest expense - unconsolidated joint ventures	1,616	2,069	3,484	4,135
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	3,018	3,265	6,035	6,343
EBITDAre	$29,424	$69,712	$96,478	$145,342
Compensation related to executive officer retirement	—	4,371	—	4,371
Adjusted EBITDAre	$29,424	$74,083	$96,478	$149,713

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. For a complete discussion of the impact the pandemic is having on our current operations, the steps we have taken to increase liquidity and preserve financial flexibility and the uncertainties around our future operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.
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
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2020, we had approximately 1.7 million square feet, or 14% of our consolidated portfolio at that time coming up for renewal during 2020. As of June 30, 2020, we had renewed approximately 57% of this space. In addition, for the rolling twelve months ended June 30, 2020, we completed renewals and re-tenanted space totaling 1.4 million square feet at a blended 1.1% decrease in average base rental rates compared to the expiring rates.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 380,000 square feet within our consolidated portfolio during the six months ended June 30, 2020 related to bankruptcies and brand-wide restructurings by retailers, compared to 187,000 square feet for the six months ended June 30, 2019. We expect other store closings or rent modifications to impact our operating results in 2020.

In addition, the current environment has negatively impacted certain retailers, in particular some who were already pressured prior to the pandemic. Year to date, 14 retailers on our tenant roster have declared bankruptcy or announced a brand-wide restructuring. As most of these are in process, we don’t yet know what the ultimate impact of store closures, timing, lease adjustments or potential early termination fees will be.
These announcements range from small tenants with only one store in our portfolio, to more significant ones. The following retailers account for more than 1% of our consolidated annualized base rent (“ABR”).

•
Ascena Brands is our second largest tenant with 96 stores in our consolidated portfolio comprising 534,000 square feet and contributing approximately 4.7 points of ABR. They filed for Chapter 11 bankruptcy at the end of July, and they have provided a preliminary store closing list which includes roughly a third of their stores in our consolidated portfolio;

•	Brooks Brothers comprises 23 stores in our consolidated portfolio with 135,000 square feet, and contributes approximately 1.4% to our ABR;

•	J Crew comprises 26 stores with 140,000 square feet, and contributes approximately 1.4% to our consolidated ABR; and

•
G-III Apparel has announced a brand-wide restructuring, including its intention to close all of its Wilsons and Bass stores. There are currently 38 Wilsons & Bass stores in our consolidated portfolio, comprising 184,000 square feet and 1.6% of our ABR.

The remaining tenants that have filed for bankruptcy protection have a total of 46 stores in our consolidated portfolio, comprise 183,000 square feet of GLA and account for 1.9% of ABR. We expect that the outcomes will include some combination of stores remaining open, store closures at lease expiration, early closures and potential lease adjustments.

The remaining tenants that have announced brand-wide restructurings account for a total of 45 stores in our consolidated portfolio, comprise 134,000 square feet of GLA and 1.5% of ABR. With regard to the restructurings, we have received or anticipate receiving substantial lease termination fees.

Due to store closures, tenant bankruptcies and rent adjustments that may result from the impact of the COVID-19 pandemic, our Same Center NOI for 2020 compared to 2019 has been and may continue to be adversely impacted.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2020 and 2021. Occupancy at our consolidated centers was 93.8% and 96.0% as of June 30, 2020 and 2019, respectively. As a result of COVID-19, occupancy could be negatively impacted in 2020 and 2021.

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

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $390.0 million. In addition, we have forward starting interest rate swaps totaling $250.0 million that begin in January 2021. See Note 8 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of June 30, 2020, 21% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $4.1 million in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2020	December 31, 2019
Fair value of debt	$1,923,405	$1,603,814
Recorded value of debt	$1,965,892	$1,569,773

A 100 basis point increase from prevailing interest rates at June 30, 2020 and December 31, 2019 would result in a decrease in fair value of total consolidated debt of approximately $53.5 million and $62.9 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2020. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following information updates the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the additional risk factors provided below, there have been no material changes in the Company's risk factors from those disclosed in the 2019 Form 10-K.

The current COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants.

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows may continue to be materially affected.

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates, with respect to some portion of our tenants, (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, and/or (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses. Tenants have also, as a result of such public health crisis, orders or mandates and any resulting economic downturn, requested rent deferrals, rent abatement or early termination of their leases and may continue to do so. In addition, tenants have and may continue to be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a significant number of our tenants either closed their business or operated with limited operations and/or have submitted requests for rent relief or failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. In late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May 2020 rents interest free, payable in equal installments due in January and February of 2021.

We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures and we intend to enforce our rights under the lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted.

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of the COVID-19 pandemic on our rental revenue for the second half of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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
Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. A security compromise of our information technology systems or business operations could occur through cyber attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.
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

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1	Employment Agreement of Stephen Yalof Dated April 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 10, 2020.)

10.2
First Amendment to Employment Agreement of Stephen Yalof Dated April 9, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 10, 2020.)

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

10.5
Inducement Option Award Agreement between the Company and Stephen Yalof, dated April 10, 2020 (Incorporated by reference to Exhibit 10.5 of the Company’s and Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.6
Amendment to Amended and Restated Employment Agreement for Lisa J. Morrison as of June 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8, 2020.)

10.7
Amendment to Employment Agreement for Chad D. Perry as of June 5, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8, 2020.)

10.8
Amendment to Amended and Restated Employment Agreement for Virginia R. Summerell as of June 5, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8, 2020.)

10.9
Amendment to Amended and Restated Employment Agreement for Carrie A. Warren as of June 5, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8 2020.)

10.10
Amendment to Amended and Restated Employment Agreement for James F. Williams as of June 5, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8 2020.)

10.11
Amendment to Employment Agreement for Charles A. Worsham as of June 8, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 5, 2020.)

10.12
June 2020 Modification relating to the Operating Partnership’s Third Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 16, 2020.)

10.13
June 2020 Modification relating to the Operating Partnership’s Third Amended and Restated Liquidity Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 16, 2020.)

10.14
First Amendment to Second Amended an Restated Term Loan Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 16, 2020.)

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

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 10, 2020

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)