Form 10-Q
period 2020-09-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2020-11-09
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 2, 2020, there were 93,453,271 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,453,271 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

•The following notes to the consolidated financial statements:

•Debt of the Company and the Operating Partnership;

•Shareholders’ Equity, if applicable, and Partners’ Equity;

•Earnings Per Share and Earnings Per Unit;

•Accumulated Other Comprehensive Income of the Company and the Operating Partnership;

•Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2020	December 31, 2019
Assets
Rental property:
Land	$266,014	$266,537
Buildings, improvements and fixtures	2,545,111	2,630,357
	2,811,125	2,896,894
Accumulated depreciation	(1,034,670)	(1,009,951)
Total rental property, net	1,776,455	1,886,943
Cash and cash equivalents	19,793	16,672
Investments in unconsolidated joint ventures	92,537	94,691
Deferred lease costs and other intangibles, net	88,183	96,712
Operating lease right-of-use assets	83,210	86,575
Prepaids and other assets	125,297	103,618
Total assets	$2,185,475	$2,285,211
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,140,080	$1,138,603
Unsecured term loan, net	347,213	347,367
Mortgages payable, net	80,924	83,803
Unsecured lines of credit, net	—	—
Total debt	1,568,217	1,569,773
Accounts payable and accrued expenses	85,712	79,562
Operating lease liabilities	90,566	91,237
Other liabilities	91,495	88,530
Total liabilities	1,835,990	1,829,102
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 93,453,271 and 92,892,260 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	935	929
Paid in capital	783,815	775,035
Accumulated distributions in excess of net income	(420,367)	(317,263)
Accumulated other comprehensive loss	(32,347)	(25,495)
Equity attributable to Tanger Factory Outlet Centers, Inc.	332,036	433,206
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	17,449	22,903
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	349,485	456,109
Total liabilities and equity	$2,185,475	$2,285,211

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$100,251	$115,050	$271,082	$347,389
Management, leasing and other services	1,194	1,356	3,362	3,943
Other revenues	1,768	2,588	4,392	6,524
Total revenues	103,213	118,994	278,836	357,856
Expenses:
Property operating	35,206	39,149	101,991	118,252
General and administrative	11,181	12,292	35,331	40,910
Impairment charge	—	—	45,675	—
Depreciation and amortization	29,903	30,103	87,966	93,009
Total expenses	76,290	81,544	270,963	252,171
Other income (expense):
Interest expense	(15,647)	(15,197)	(47,786)	(46,638)
Gain on sale of assets	2,324	—	2,324	43,422
Other income (expense)	161	227	789	(2,966)
Total other income (expense)	(13,162)	(14,970)	(44,673)	(6,182)
Income (loss) before equity in earnings of unconsolidated joint ventures	13,761	22,480	(36,800)	99,503
Equity in earnings (losses) of unconsolidated joint ventures	(42)	2,329	(1,490)	5,604
Net income (loss)	13,719	24,809	(38,290)	105,107
Noncontrolling interests in Operating Partnership	(690)	(1,263)	1,939	(5,308)
Noncontrolling interests in other consolidated partnerships	—	—	(190)	(195)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$13,029	$23,546	$(36,541)	$99,604

Basic earnings per common share:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06
Diluted earnings per common share:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Other comprehensive income (loss):
Foreign currency translation adjustments	1,870	(1,051)	(2,506)	6,341
Change in fair value of cash flow hedges	1,463	(1,011)	(4,711)	(6,576)
Other comprehensive income (loss)	3,333	(2,062)	(7,217)	(235)
Comprehensive income (loss)	17,052	22,747	(45,507)	104,872
Comprehensive (income) loss attributable to noncontrolling interests	(857)	(1,158)	2,114	(5,489)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$16,195	$21,589	$(43,393)	$99,383
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2020	$935	$781,485	$(433,396)	$(35,513)	$313,511	$16,472	$—	$329,983
Net income	—	—	13,029	—	13,029	690	—	13,719
Other comprehensive income	—	—	—	3,166	3,166	167	—	3,333
Compensation under Incentive Award Plan	—	2,450	—	—	2,450	—	—	2,450
Forfeitures of 18,996 restricted common share awards	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(120)	—	—	(120)	120	—	—
Balance, September 30, 2020	$935	$783,815	$(420,367)	$(32,347)	$332,036	$17,449	$—	$349,485

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(36,541)	—	(36,541)	(1,939)	190	(38,290)
Other comprehensive loss	—	—	—	(6,852)	(6,852)	(365)	—	(7,217)
Compensation under Incentive Award Plan	—	9,871	—	—	9,871	—	—	9,871
Grant of 611,350 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(349)	—	—	(349)	349	—	—
Common dividends ($0.7125 per share)	—	—	(66,563)	—	(66,563)	—	—	(66,563)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, September 30, 2020	$935	$783,815	$(420,367)	$(32,347)	$332,036	$17,449	$—	$349,485

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(38,290)	$105,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,966	93,009
Impairment charge	45,675	—
Amortization of deferred financing costs	2,586	2,246
Gain on sale of assets	(2,324)	(43,422)
Equity in (earnings) losses of unconsolidated joint ventures	1,490	(5,604)
Equity-based compensation expense	9,566	14,371
Amortization of debt (premiums) and discounts, net	359	333
Amortization (accretion) of market rent rate adjustments, net	2,560	1,067
Straight-line rent adjustments including write offs due to tenant bankruptcies and uncollectible accounts	2,418	(6,938)
Distributions of cumulative earnings from unconsolidated joint ventures	2,309	5,305
Uncollectible rental revenue allowance	26,573	965
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(49,822)	(1,303)
Accounts payable and accrued expenses	895	(9,805)
Net cash provided by operating activities	91,961	158,969
INVESTING ACTIVITIES
Additions to rental property	(23,072)	(35,208)
Additions to investments in unconsolidated joint ventures	(5,601)	(2,074)
Net proceeds from sale of assets	7,626	128,505
Additions to non-real estate assets	(1,541)	(819)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,717	14,541
Additions to deferred lease costs	(2,755)	(5,207)
Other investing activities	8,339	8,205
Net cash provided by (used in) investing activities	(12,287)	107,943
FINANCING ACTIVITIES
Cash dividends paid	(66,563)	(99,631)
Distributions to noncontrolling interests in Operating Partnership	(3,499)	(5,257)
Proceeds from revolving credit facility	641,630	275,400
Repayments of revolving credit facility	(641,630)	(416,400)
Repayments of notes, mortgages and loans	(2,656)	(2,509)
Repurchase of common shares, including transaction costs	—	(20,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(1,841)	(65)
Proceeds from other financing activities	72	47
Payment for other financing activities	(1,122)	(1,103)
Net cash used in financing activities	(76,345)	(271,299)
Effect of foreign currency rate changes on cash and cash equivalents	(208)	(32)
Net increase (decrease) in cash and cash equivalents	3,121	(4,419)
Cash and cash equivalents, beginning of period	16,672	9,083
Cash and cash equivalents, end of period	$19,793	$4,664
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2020	December 31, 2019
Assets
Rental property:
Land	$266,014	$266,537
Buildings, improvements and fixtures	2,545,111	2,630,357
	2,811,125	2,896,894
Accumulated depreciation	(1,034,670)	(1,009,951)
Total rental property, net	1,776,455	1,886,943
Cash and cash equivalents	19,712	16,519
Investments in unconsolidated joint ventures	92,537	94,691
Deferred lease costs and other intangibles, net	88,183	96,712
Operating lease right-of-use assets	83,210	86,575
Prepaids and other assets	125,130	103,374
Total assets	$2,185,227	$2,284,814
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,140,080	$1,138,603
Unsecured term loan, net	347,213	347,367
Mortgages payable, net	80,924	83,803
Unsecured lines of credit, net	—	—
Total debt	1,568,217	1,569,773
Accounts payable and accrued expenses	85,464	79,165
Operating lease liabilities	90,566	91,237
Other liabilities	91,495	88,530
Total liabilities	1,835,742	1,828,705
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,000,000 units outstanding at September 30, 2020 and December 31, 2019	3,331	4,435
Limited partners, 4,911,173 and 4,911,173 Class A common units, and 92,453,271 and 91,892,260 Class B common units outstanding at September 30, 2020 and December 31, 2019, respectively	380,259	478,562
Accumulated other comprehensive loss	(34,105)	(26,888)
Total partners’ equity	349,485	456,109
Noncontrolling interests in consolidated partnerships	—	—
Total equity	349,485	456,109
Total liabilities and equity	$2,185,227	$2,284,814
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$100,251	$115,050	$271,082	$347,389
Management, leasing and other services	1,194	1,356	3,362	3,943
Other revenues	1,768	2,588	4,392	6,524
Total revenues	103,213	118,994	278,836	357,856
Expenses:
Property operating	35,206	39,149	101,991	118,252
General and administrative	11,181	12,292	35,331	40,910
Impairment charge	—	—	45,675	—
Depreciation and amortization	29,903	30,103	87,966	93,009
Total expenses	76,290	81,544	270,963	252,171
Other income (expense):
Interest expense	(15,647)	(15,197)	(47,786)	(46,638)
Gain on sale of assets	2,324	—	2,324	43,422
Other income (expense)	161	227	789	(2,966)
Total other income (expense)	(13,162)	(14,970)	(44,673)	(6,182)
Income (loss) before equity in earnings of unconsolidated joint ventures	13,761	22,480	(36,800)	99,503
Equity in earnings (losses) of unconsolidated joint ventures	(42)	2,329	(1,490)	5,604
Net income (loss)	13,719	24,809	(38,290)	105,107
Noncontrolling interests in consolidated partnerships	—	—	(190)	(195)
Net income (loss) available to partners	13,719	24,809	(38,480)	104,912
Net income (loss) available to limited partners	13,580	24,556	(38,089)	103,850
Net income (loss) available to general partner	$139	$253	$(391)	$1,062

Basic earnings per common unit:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06
Diluted earnings per common unit:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Other comprehensive income (loss):
Foreign currency translation adjustments	1,870	(1,051)	(2,506)	6,341
Changes in fair value of cash flow hedges	1,463	(1,011)	(4,711)	(6,576)
Other comprehensive income (loss)	3,333	(2,062)	(7,217)	(235)
Comprehensive income (loss)	17,052	22,747	(45,507)	104,872
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	—	(190)	(195)
Comprehensive income (loss) attributable to the Operating Partnership	$17,052	$22,747	$(45,697)	$104,677
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2019	$5,018	$538,594	$(26,804)	$516,808	$—	$516,808
Net income	253	24,556	—	24,809	—	24,809
Other comprehensive loss	—	—	(2,062)	(2,062)	—	(2,062)
Compensation under Incentive Award Plan	—	3,669	—	3,669	—	3,669
Repurchase of 650,929 units, including transaction costs	—	(10,000)	—	(10,000)	—	(10,000)
Reclassification of general and limited partner interest	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	11	11
Common distributions ($0.355 per common unit)	(355)	(34,669)	—	(35,024)	—	(35,024)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Balance, September 30, 2019	$4,916	$522,150	$(28,866)	$498,200	$—	$498,200

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	1,062	103,850	—	104,912	195	105,107
Other comprehensive loss	—	—	(235)	(235)	—	(235)
Compensation under Incentive Award Plan	—	14,657	—	14,657	—	14,657
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,209,328 units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Withholding of 81,284 common units for employee income taxes	—	(1,781)	—	(1,781)	—	(1,781)
Contributions from noncontrolling interests	—	—	—	—	47	47
Common distributions ($1.060 per common unit)	(1,060)	(103,828)	—	(104,888)	—	(104,888)
Distributions to noncontrolling interests	—	—	—	—	(242)	(242)
Balance, September 30, 2019	$4,916	$522,150	$(28,866)	$498,200	$—	$498,200

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983
Net income	139	13,580	—	13,719	—	13,719
Other comprehensive income	—	—	3,333	3,333	—	3,333
Compensation under Incentive Award Plan	—	2,450	—	2,450	—	2,450
Forfeitures of 18,996 restricted common share awards	—	—	—	—	—	—
Common distributions	—	—	—	—	—	—
Balance, September 30, 2020	$3,331	$380,259	$(34,105)	$349,485	$—	$349,485

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	$(391)	$(38,089)	$—	$(38,480)	$190	$(38,290)
Other comprehensive loss	$—	$—	$(7,217)	$(7,217)	$—	$(7,217)
Compensation under Incentive Award Plan	$—	$9,871	$—	$9,871	$—	$9,871
Grant of 611,350 restricted common share awards by the Company	$—	$—	$—	$—	$—	$—
Issuance of 6,258 deferred units	$—	$—	$—	$—	$—	$—
Withholding of 56,597 common units for employee income taxes	$—	$(736)	$—	$(736)	$—	$(736)
Contributions from noncontrolling interests	$—	$—	$—	$—	$72	$72
Common distributions ($0.7125 per common unit)	$(713)	$(69,349)	$—	$(70,062)	$—	$(70,062)
Distributions to noncontrolling interests	$—	$—	$—	$—	$(262)	$(262)
Balance, September 30, 2020	$3,331	$380,259	$(34,105)	$349,485	$—	$349,485

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(38,290)	$105,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,966	93,009
Impairment charge	45,675	—
Amortization of deferred financing costs	2,586	2,246
Gain on sale of assets	(2,324)	(43,422)
Equity in (earnings) losses of unconsolidated joint ventures	1,490	(5,604)
Equity-based compensation expense	9,566	14,371
Amortization of debt (premiums) and discounts, net	359	333
Amortization (accretion) of market rent rate adjustments, net	2,560	1,067
Straight-line rent adjustments including write offs due to tenant bankruptcies and uncollectible accounts	2,418	(6,938)
Distributions of cumulative earnings from unconsolidated joint ventures	2,309	5,305
Uncollectible rental revenue allowance	26,573	965
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(49,899)	(1,318)
Accounts payable and accrued expenses	1,044	(9,788)
Net cash provided by operating activities	92,033	158,971
INVESTING ACTIVITIES
Additions to rental property	(23,072)	(35,208)
Additions to investments in unconsolidated joint ventures	(5,601)	(2,074)
Net proceeds from sale of assets	7,626	128,505
Additions to non-real estate assets	(1,541)	(819)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,717	14,541
Additions to deferred lease costs	(2,755)	(5,207)
Other investing activities	8,339	8,205
Net cash provided by (used in) investing activities	(12,287)	107,943
FINANCING ACTIVITIES
Cash distributions paid	(70,062)	(104,888)
Proceeds from revolving credit facility	641,630	275,400
Repayments of revolving credit facility	(641,630)	(416,400)
Repayments of notes, mortgages and loans	(2,656)	(2,509)
Repurchase of units, including transaction costs	—	(20,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(1,781)
Additions to deferred financing costs	(1,841)	(65)
Proceeds from other financing activities	72	47
Payment for other financing activities	(1,122)	(1,103)
Net cash used in financing activities	(76,345)	(271,299)
Effect of foreign currency on cash and cash equivalents	(208)	(32)
Net increase (decrease) in cash and cash equivalents	3,193	(4,417)
Cash and cash equivalents, beginning of period	16,519	8,991
Cash and cash equivalents, end of period	$19,712	$4,574
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2020, we owned and operated 31 consolidated outlet centers, with a total gross leasable area of approximately 11.9 million square feet. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,453,271 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,911,173 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

For certain investments in real estate joint ventures, we record our equity in the venture’s net income or loss under the hypothetical liquidation at book value method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements for those joint ventures. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

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

Accounts Receivable

Historically, our accounts receivable from tenants has not been material; however, given the impacts from the coronavirus (“COVID-19”) pandemic discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $32.3 million at September 30, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $57.6 million and $61.6 million as of September 30, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through September 30, 2020. See Note 3 for amounts we recorded as a reduction of revenues for uncollectible accounts.

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

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods property is part of a casino property and continues to face leasing challenges which could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges could result in additional impairments. We can provide no assurance that material impairment charges with respect to our properties will not occur during the fourth quarter of 2020 or future periods.

3. COVID-19 Pandemic

The current novel COVID-19 pandemic has had, and will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on, among other things, our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to collect rent under our existing leases, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

Although our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. By June 15, 2020, in store shopping for non-essential retail was allowed in every market in which our centers are located. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

While our outlet centers have not closed throughout the pandemic, we have been operating under reduced hours since late April when the first stores began to reopen. Prior to the pandemic, our outlet centers operated an average of 12 hours per day. Upon reopening, our centers were open on an average of 8 hours per day.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the third and second quarters as of September 30, 2020 (In thousands):

	As of September 30, 2020
	Third Quarter		Second Quarter
Collection Status: (1)	Rents Billed	% of Rents	Rents Billed	% of Rents
Rents collected	$82,006	86%	$40,995	42%
Rents expected to be collected(2)	5,379	6	5,012	5
Rents deferred (3)	618	1	25,327	26
Under negotiation	1,589	2	2,739	3
One-time rent concessions in exchange for amendments to lease structure	1,544	2	13,176	13
Bankruptcy related, primarily pre-petition rents	2,258	2	8,719	9
At risk due to tenant financial weakness	1,407	1	1,540	2
Total rents billed	$94,801	100%	$97,508	100%

(1)Excludes variable revenue which is derived from tenant sales and lease termination fees.
(2)In October 2020, we collected and additional $2.3 million of the third quarter rents and $968,000 of the second quarter rents.
(3)Includes rents deferred with substantially all payments due in 2021, for which the majority is due in January/February of 2021.

During the three months ended September 30, 2020, we wrote off 5% of third quarter rents billed, related to tenant bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. During the nine months ended September 30, 2020, we wrote off approximately 15% of second and third quarter rents, related to bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for the three and nine months ended September 30, 2020, we recorded a $2.2 million and $11.8 million reserve, respectively, for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods. Further, for the three and nine months ended September 30, 2020 we recognized a write-off of revenue of approximately $2.4 million and $6.1 million of straight-line rents, respectively, associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second and third quarters of 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July, 2020). Approximately 89% of the amounts included in the table above under the caption (“Bankruptcy related, primarily pre-petition rents”) that were written off during the second and third quarter as uncollectible rents as of September 30, 2020 were related to these tenants.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating costs, temporary base salary reductions for our named executive officers and other employees, and the reduction of certain other general and administrative expenses. During the second and third quarters, these reductions reduced cash outflows by approximately $15.4 million, including $1.9 million of general and administrative and $13.5 million of property operating expenses. In July 2020, we restored the above mentioned salary reductions.

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

4. Disposition of Properties

Disposition of Properties

During the three and nine months ended September 30, 2020, we closed on the sale of a non-core outlet center in Terrell, Texas for gross proceeds of $8.0 million. During the nine months ended September 30, 2019, we closed on the sale of four non-core outlet centers for total gross proceeds of $130.5 million.

The following table sets forth certain summarized information regarding properties and land outparcels sold during the nine months ended September 30, 2020 and September 30, 2019:

Property	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
2020 Dispositions:
Terrell	Terrell, Texas	August 2020	178	$7,626	$2,324

2019 Dispositions:
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422

The rental properties sold did not meet the criteria to be reported as discontinued operations.

5. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	765	$92.5	$—
				$92.5
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(3.6)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.1)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(8.7)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.8)	79.9
				$(45.2)

As of December 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.7	$9.2
				$94.7
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(3.5)	$85.0
Charlotte(2)	Charlotte, NC	50.0%	399	(13.0)	99.5
National Harbor(2)	National Harbor, MD	50.0%	341	(5.9)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.7)	79.9
				$(42.1)

(1)Net of debt origination costs of $1.1 million as of September 30, 2020 and net of debt origination cost and including premiums of $1.1 million as of December 31, 2019.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Fee:
Management and marketing	$471	$567	$1,156	$1,696
Leasing and other fees	15	32	50	71
Expense reimbursements from unconsolidated joint ventures	708	757	2,156	2,176
Total Fees	$1,194	$1,356	$3,362	$3,943

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.6 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively) are amortized over the various useful lives of the related assets.

Galveston/Houston

In June 2020, in response to the COVID-19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021.

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

The table below summarizes the impairment charge taken during the second quarter of 2020 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091
(1)The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2020	December 31, 2019
Assets
Land	$88,312	$90,859
Buildings, improvements and fixtures	461,593	477,061
Construction in progress	4,801	4,779
	554,706	572,699
Accumulated depreciation	(138,622)	(132,860)
Total rental property, net	416,084	439,839
Cash and cash equivalents	16,515	19,750
Deferred lease costs and other intangibles, net	5,134	6,772
Prepaids and other assets	24,355	17,789
Total assets	$462,088	$484,150
Liabilities and Owners’ Equity
Mortgages payable, net	$358,940	$368,032
Accounts payable and other liabilities	15,911	17,173
Total liabilities	374,851	385,205
Owners’ equity	87,237	98,945
Total liabilities and owners’ equity	$462,088	$484,150

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2020	2019	2020	2019
Revenues	$16,959	$23,050	$55,470	$70,088
Expenses:
Property operating	8,035	8,380	24,023	27,780
General and administrative	82	19	344	171
Asset impairment	—	—	6,181	—
Depreciation and amortization	5,877	6,051	17,686	18,478
Total expenses	13,994	14,450	48,234	46,429
Other income (expense):
Interest expense	(3,024)	(4,059)	(9,991)	(12,331)
Other income	104	179	165	305
Total other income (expense)	(2,920)	(3,880)	$(9,826)	$(12,026)
Net income (loss)	$45	$4,720	$(2,590)	$11,633
The Company and Operating Partnership’s share of:
Net income (loss)	$(42)	$2,329	$(1,490)	$5,604
Depreciation and amortization (real estate related)	$3,003	$3,058	$9,038	$9,453

6. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2020	December 31, 2019
Unsecured lines of credit	$—	$—
Unsecured term loan	$350,000	$350,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					September 30, 2020		December 31, 2019
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$247,801	$250,000	$247,308
Senior notes	3.750%			December 2024	250,000	248,401	250,000	248,127
Senior notes	3.125%			September 2026	350,000	346,630	350,000	346,215
Senior notes	3.875%			July 2027	300,000	297,248	300,000	296,953

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	28,253	29,578	30,909	32,531
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,346	51,400	51,272
Unsecured term loan	LIBOR(4)	+	1.00%	April 2024	350,000	347,213	350,000	347,367
Unsecured lines of credit	LIBOR(4)	+	1.00%	October 2021 (5)	—	—	—	—
					$1,579,653	$1,568,217	$1,582,309	$1,569,773
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)Beginning in June 2020, if LIBOR is less than 0.25% per annum, the rate will be deemed to be 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap.
(5)Unsecured lines of credit have a one-year extension option to extend maturity to October 2022.

Certain of our properties, which had a net book value of approximately $165.5 million at September 30, 2020, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of September 30, 2020, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $16.4 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2020, we believe we were in compliance with all of our debt covenants.

Lines of credit and Term Loan Covenant Modifications
In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020, during which time share repurchases are prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on

December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID-19 are highly uncertain and therefore could impact covenant compliance in the future.

Unsecured Lines of Credit
In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that we are able to meet our obligations for a sustained period. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020.

Interest Rate Spread over LIBOR
In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2020 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2020	$910
2021	57,193
2022	4,436
2023	254,768
2024	605,140
Thereafter	657,206
Subtotal	1,579,653
Net discount and debt origination costs	(11,436)
Total	$1,568,217
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

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	September 30, 2020	December 31, 2019
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$(411)	$1,018
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(311)	(376)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(817)	(896)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(1,314)	(170)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(2,043)	—
January 1, 2021	February 1, 2024	$100,000	1	month LIBOR	0.22%	$(238)	—
Total		$640,000				$(5,134)	$(424)
(1)Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest Rate Swaps:
Amount of loss recognized in other comprehensive income (loss) on derivative	$1,463	$(1,011)	$(4,711)	$(6,576)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2020:
Assets:
Short-term government securities (cash and cash equivalents)	$20,626	$20,626	$—	$—
Total assets	$20,626	$20,626	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$5,134	$—	$5,134	$—
Total liabilities	$5,134	$—	$5,134	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Asset:
Interest rate swaps (prepaids and other assets)	$1,018	$—	$1,018	$—
Total assets	$1,018	$—	$1,018	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,442	$—	$1,442	$—
Total liabilities	$1,442	$—	$1,442	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2020	December 31, 2019
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,133,864	1,169,481
Level 3 Significant Unobservable Inputs	431,285	434,333
Total fair value of debt	$1,565,149	$1,603,814

Recorded value of debt	$1,568,217	$1,569,773

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

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the periods ended September 30, 2020. The remaining amount authorized to be repurchased under the program as of September 30, 2020 was approximately $80.0 million. The Company has temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time and in order to preserve our liquidity position.

Shares repurchased were follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total number of shares purchased	—	650,929	—	1,209,328
Average price paid per share	$—	$15.34	$—	$16.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,987	$—	$19,976

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2020 and September 30, 2019:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance June 30, 2019	1,000,000	4,960,684	92,544,267	97,504,951
Repurchase of units	—	—	(650,929)	(650,929)
Balance September 30, 2019	1,000,000	4,960,684	91,893,338	96,854,022

Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Repurchase of units	—	—	(1,209,328)	(1,209,328)
Units withheld for employee income taxes	—	—	(81,284)	(81,284)
Balance September 30, 2019	1,000,000	4,960,684	91,893,338	96,854,022

Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440
Forfeitures of restricted common share awards	—	—	(18,996)	(18,996)
Balance September 30, 2020	1,000,000	4,911,173	92,453,271	97,364,444

Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	611,350	611,350
Issuance of deferred units	—	—	6,258	6,258
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance September 30, 2020	1,000,000	4,911,173	92,453,271	97,364,444

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$13,029	$23,546	$(36,541)	$99,604
Less allocation of earnings to participating securities	(146)	(305)	(692)	(1,030)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$12,883	$23,241	$(37,233)	$98,574
Denominator:
Basic weighted average common shares	92,649	92,514	92,596	92,999
Diluted weighted average common shares	92,649	92,514	92,596	92,999
Basic earnings per common share:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06
Diluted earnings per common share:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2020, 1.7 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2019, approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and nine months ended September 30, 2020, 1.8 million options were excluded from the computation, as they were anti-dilutive. For both the three and nine months ended September 30, 2019 approximately 524,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$13,719	$24,809	$(38,480)	$104,912
Less allocation of earnings to participating securities	(147)	(305)	(692)	(1,030)
Net income (loss) available to common unitholders of the Operating Partnership	$13,572	$24,504	$(39,172)	$103,882
Denominator:
Basic weighted average common units	97,560	97,474	97,507	97,959
Diluted weighted average common units	97,560	97,474	97,507	97,959
Basic earnings per common unit:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06
Diluted earnings per common unit:
Net income (loss)	$0.14	$0.25	$(0.40)	$1.06

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three and nine months ended September 30, 2020 and 2019.
Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2020 1.7 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2019 approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and nine months ended September 30, 2020, 1.8 million options were excluded from the computation. For both the three and nine months ended September 30, 2019, approximately 524,000 options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted common shares (1)	$1,610	$2,084	$5,731	$9,224
Notional unit performance awards (1)	624	1,446	3,606	5,021
Options	113	45	229	126
Total equity-based compensation	$2,347	$3,575	$9,566	$14,371

(1) The nine months ended September 30, 2019 includes the accelerated recognition of compensation cost related to the planned retirement of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity-based compensation expense capitalized	$103	$94	$305	$286

Option Awards

In September 2020, the Company granted 334,500 options to non-executive employees of the Company. The exercise price of the options granted during the third quarter was $5.73 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years years from the date of grant and 20% of the options become exercisable in each of the first 5 years years commencing one year year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $1.03 and included the following weighted-average assumptions: expected dividend yield 4.93%; expected life of 6.5 years; expected volatility of  34.39%; a risk-free rate of 0.48%; and forfeiture rate of 7.2% dependent upon the employee's position within the Company.

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 57,000 and 81,000 for the nine months ended September 30, 2020 and 2019, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $736,000 and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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
(1)The number of restricted common shares received under the 2020 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.
(3)In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 OPP. These awards have the same terms as the awards our executive officers received in February 2020.

The fair values of the 2020 OPP awards granted during the nine months ended September 30, 2020 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	1.4%
Expected dividend yield (2)	8.4%
Expected volatility (3)	29%
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.
(2)The dividend yield is calculated utilizing the dividends paid for the previous five-year period.
(3)Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)
Other comprehensive income (loss) before reclassifications	1,776	(42)	1,734	94	(3)	91
Reclassification out of accumulated other comprehensive income/loss into interest expense	—	1,432	1,432	—	76	76
Balance September 30, 2020	$(27,473)	$(4,874)	$(32,347)	$(1,496)	$(262)	$(1,758)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(2,379)	(6,995)	(9,374)	(127)	(372)	(499)
Reclassification out of accumulated other comprehensive income/loss into interest expense	—	2,522	2,522	—	134	134
Balance September 30, 2020	$(27,473)	$(4,874)	$(32,347)	$(1,496)	$(262)	$(1,758)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2019	$(25,591)	$176	$(25,415)	$(1,397)	$8	$(1,389)
Other comprehensive loss before reclassifications	(998)	(447)	(1,445)	(53)	(25)	(78)
Reclassification out of accumulated other comprehensive income/loss into other income (expense) for interest expense for cash flow hedges	—	(512)	(512)	—	(27)	(27)
Balance September 30, 2019	$(26,589)	$(783)	$(27,372)	$(1,450)	$(44)	$(1,494)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	2,567	(4,296)	(1,729)	136	(230)	(94)
Reclassification out of accumulated other comprehensive income/loss for foreign currency and interest expense for cash flow hedges	3,454	(1,946)	1,508	184	(104)	80
Balance September 30, 2019	$(26,589)	$(783)	$(27,372)	$(1,450)	$(44)	$(1,494)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $2.3 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2020.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive loss for the three and nine months ended September 30, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)
Other comprehensive income (loss) before reclassifications	1,870	(45)	1,825
Reclassification out of accumulated other comprehensive income (loss) into interest expense for cash flow hedges	—	1,508	1,508
Balance September 30, 2020	$(28,969)	$(5,136)	$(34,105)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(2,506)	(7,367)	(9,873)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	2,656	2,656
Balance September 30, 2020	$(28,969)	$(5,136)	$(34,105)

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the three and nine months ended September 30, 2019 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2019	$(26,988)	$184	$(26,804)
Other comprehensive loss before reclassifications	(1,051)	(472)	(1,523)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	(539)	(539)
Balance September 30, 2019	$(28,039)	$(827)	$(28,866)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	2,703	(4,526)	(1,823)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(2,050)	1,588
Balance September 30, 2019	$(28,039)	$(827)	$(28,866)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $2.3 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2020.

17.    Lease Agreements

As of September 30, 2020, we were the lessor to over 2,200 stores in our 31 consolidated outlet centers, under operating leases with initial terms that expire from 2020 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Rental revenues - fixed	$78,312	$89,055	$213,760	$272,482
Rental revenues - variable (1)	21,939	25,995	57,322	74,907
Rental revenues	$100,251	$115,050	$271,082	$347,389
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2020	September 30, 2019
Costs relating to construction included in accounts payable and accrued expenses	$21,416	$18,417

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Interest paid	$44,990	$44,231

19. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. We have not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Recently adopted accounting standards

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing accounting lease guidance under ASC 842, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession or another reasonable disaggregated level. We have evaluated and elected to apply the Lease Modification Q&A to eligible lease concessions. We applied modification accounting to individual leases that are in bankruptcy and those that did not qualify for the concession. As a result, for leases not treated as a lease modification we have made the following policy elections by the type of concession agreed to with the respective tenant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2020 with the three and nine months ended September 30, 2019. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Currently, one of the most significant factors, however, is the adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows, compliance with debt covenants and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing or effectiveness of any vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

General Overview

As of September 30, 2020, we had 31 consolidated outlet centers in 19 states totaling 11.9 million square feet. We also had 7 unconsolidated outlet centers in 6 states or provinces totaling 2.2 million square feet.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2019 to September 30, 2020 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2019		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7
Dispositions:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of September 30, 2020		11,873	31	2,212	7

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2020. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,110	93
Riverhead, New York (1)	100	729,278	92
Rehoboth Beach, Delaware (1)	100	557,353	93
Foley, Alabama	100	554,587	89
Atlantic City, New Jersey (1) (3)	100	489,718	79
San Marcos, Texas	100	471,816	93
Sevierville, Tennessee (1)	100	447,810	99
Savannah, Georgia	100	429,089	99
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Jeffersonville, Ohio	100	411,896	80
Glendale, Arizona (Westgate)	100	410,751	92
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	99
Charleston, South Carolina	100	386,328	93
Lancaster, Pennsylvania	100	375,857	97
Pittsburgh, Pennsylvania	100	373,863	92
Commerce, Georgia	100	371,408	94
Grand Rapids, Michigan	100	357,119	89
Fort Worth, Texas	100	351,741	99
Daytona Beach, Florida	100	351,721	97
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,717	97
Locust Grove, Georgia	100	321,082	98
Gonzales, Louisiana	100	321,066	97
Mebane, North Carolina	100	318,886	97
Howell, Michigan	100	314,438	80
Mashantucket, Connecticut (Foxwoods) (1)	100	311,487	88
Tilton, New Hampshire	100	250,107	87
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	89
Hilton Head I, South Carolina	100	181,670	93
Blowing Rock, North Carolina	100	104,009	89
Totals		11,872,976	93
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,676	98
Ottawa, Ontario	50	357,218	96
Columbus, Ohio (1)	50	355,245	97
Texas City, Texas (Galveston/Houston) (1)	50	352,705	91
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,895	92
Saint-Sauveur, Quebec (1)	50	99,405	87
Total		2,212,300	95
(1)Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended September 30, 2020 and 2019:

	Trailing twelve months ended September 30, 2020(1),(2), (3)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	83	387	$32.85	$63.66	7.17	$23.97
Renewal	177	889	$27.32	$0.90	3.85	$27.09

	Trailing twelve months ended September 30, 2019(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	106	520	$34.02	$42.35	8.41	$28.98
Renewal	239	1,147	$34.02	$0.55	3.81	$33.88
(1)Excludes license agreements, seasonal tenants, and month-to-month leases.
(2)Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlets Centers).
(3)Excludes the Terrell outlet center sold in August 2020.
(4)Net average annual straight-line base rent is calculated by dividing the average tenant allowance costs per square foot by the average initial term and subtracting this calculated number from the average straight-line base rent per year amount. The average annual straight-line base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants. The average tenant allowance disclosed in the table above includes other landlord costs.

COVID-19 Pandemic

The current COVID-19 pandemic has had, and will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to collect rent under our existing leases, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates, with respect to virtually all of our tenants, has (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (iii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, all of which have adversely affected, and are likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Tenants have also, as a result of such public health crisis, orders or mandates and the resulting economic downturn, requested rent deferrals, rent abatement or early termination of their leases and may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants either closed their business or operated with limited operations and/or have submitted requests for rent relief or failed to pay rent. Certain other of our tenants have declared bankruptcy as discussed below. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures. We have instituted legal proceedings against a limited number of tenants related to collection of delinquent rental payments, and we intend to continue to enforce our rights under our lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of future tenant requests and actions and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. Some states are experiencing a resurgence of the COVID-19 pandemic, which has resulted in mandatory closures in certain markets. None of our outlet centers are in these markets. However, if store closures were to occur again in our markets this could have a material adverse impact on our financial position and results.

Although our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. Reopened stores as a percentage of total leased stores improved over time as mandates were lifted, from 1% on April 6, 2020 to 56% on June 3, 2020 to 72% on June 14, 2020. By June 15, 2020, in-store shopping for non-essential retail was allowed in every market in which our centers are located. As of September 30, 2020, 99% of total occupied stores in our consolidated portfolio had reopened, representing 98% of leased square footage and 98% of annualized base rent. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

While our outlet centers have not closed throughout the pandemic, we have been operating under reduced hours since late April when the first stores began to reopen. Prior to the pandemic, our outlet centers operated an average of 12 hours per day. Upon reopening, our centers were open an average of 8 hours per day. Effective November 6, 2020, center hours will expand to an average of 10 hours per day to accommodate the holiday shopping season.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the third and second quarters (in thousands):

	As of October 31, 2020
	Third Quarter		Second Quarter
Collection Status: (1)	Rents Billed	% of Rents	Rents Billed	% of Rents
Rents collected	$84,329	89%	$41,963	43%
Rents expected to be collected	3,056	3	4,044	4%
Rents deferred (2)	618	1	25,327	26%
Under negotiation	1,589	2	2,739	3%
One-time rent concessions in exchange for amendments to lease structure	1,544	2	13,176	13%
Bankruptcy related, primarily pre-petition rents	2,258	2	8,719	9%
At risk due to tenant financial weakness	1,407	1	1,540	2%
Total rents billed	$94,801	100%	$97,508	100%

(1)Excludes variable revenue which is derived from tenant sales and lease termination fees.
(2)Includes rents deferred with substantially all payments due in 2021, for which the majority is due in January/February of 2021

Our rent collection rates improved significantly in the third quarter to 89% of rents billed as compared to 43% during the second quarter of 2020. In addition, during the three months ended September 30, 2020, we wrote off 5% of third quarter rents related to tenant bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure, as compared to 25% of second quarter rents billed for these same categories.

During the nine months ended September 30, 2020, we wrote off approximately 15% of second and third quarter rents related to bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for the three and nine months ended September 30, 2020, we recorded a $2.2 million and $11.8 million reserve, respectively, for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods. Further, for the three and nine months ended September 30, 2020, we recognized a write-off of revenue of approximately $2.4 million and $6.1 million of straight-line rents, respectively, associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second and third quarters of 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July 2020). .Approximately 89% of the amounts included in the table above under the caption (“Bankruptcy related, primarily pre-petition rents”) that were written off during the second and third quarter as uncollectible rents as of September 30, 2020 were related to these tenants.

Due to the potential impact of COVID-19 and related bankruptcies and brand-wide restructurings, our revenues may be significantly lower in the fourth quarter of 2020 than the comparable period in 2019. The extent of the impact to our results of operations and cash flows is uncertain and cannot be predicted at this time. While our preference is to work with our tenant partners to reach a financial resolution that maintains occupancy and positions both parties for long-term growth, certain tenants may close a number of their stores or seek significant rent reductions. We reserve all rights under our lease agreements and have pursued, and will continue to pursue, legal remedies to collect rent as appropriate. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent has had and could have a significant impact in future periods.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating and general and administrative expenses, which included temporary base salary reductions for our named executive officers and other employees. During the second and third quarters, these reductions reduced cash outflows by approximately $15.4 million, including $1.9 million of general and administrative and $13.5 million of property operating expenses In July 2020, we restored the above mentioned salary reductions.

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

The extent to which the COVID-19 pandemic continues to impact our future financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing or effectiveness of any vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, the impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A titled “Risk Factors.”

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

NET INCOME
Net income in the 2020 period decreased $11.1 million to $13.7 million as compared to $24.8 million for the 2019 period. The decrease in net income is due to the following:
•significant revenue reductions caused by the COVID-19 pandemic discussed above, and
•a decrease in equity in earnings (losses) of unconsolidated joint ventures from the impact of COVID-19.
The decrease in net income was partially offset by the following:
•the $2.3 million gain recorded on the sale of our Terrell outlet center, and
•decreased operating costs in the 2020 period due to lower operating and advertising costs as a result of COVID-19.

In the tables below, information set forth for property disposed includes the Terrell outlet center sold in August 2020.

RENTAL REVENUES
Rental revenues decreased $14.8 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$97,613	$112,147	$(14,534)
Rental revenues from property disposed	113	945	(832)
Straight-line rent adjustments	(1,741)	2,052	(3,793)
Lease termination fees	6,323	127	6,196
Amortization of above and below market rent adjustments, net	(2,057)	(221)	(1,836)
	$100,251	$115,050	$(14,799)

Rental revenues decreased due to the impact of the $6.6 million COVID-19 pandemic-related revenue reduction discussed above as well as the decline in overall portfolio occupancy rate to 92.9% as of the end of the current period compared to 95.9% as of the end of the prior year period. The decline in occupancy was impacted by space recaptured totaling approximately 586,000 square feet within our consolidated portfolio during the nine months ended September 30, 2020 from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 195,000 square feet for the nine months ended September 30, 2019.

Further, we recognized a revenue write-off of approximately $2.4 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $162,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2020	2019	Increase/(Decrease)
Management and marketing	$471	$567	$(96)
Leasing and other fees	15	32	(17)
Expense reimbursements from unconsolidated joint ventures	708	757	(49)
	$1,194	$1,356	$(162)

Management, leasing and other service revenue decreased in the 2020 period due to reduced management fee income from unconsolidated joint ventures which are earned on a cash basis. The COVID-19 pandemic resulted in lower tenant payments during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues decreased $820,000 in the 2020 period as compared to the 2019 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2020	2019	Increase/(Decrease)
Other revenues from existing properties	$1,760	$2,572	$(812)
Other revenues from properties disposed	8	16	(8)
	$1,768	$2,588	$(820)

Other revenues from existing properties decreased primarily from reductions in variable vending and other revenue sources as a direct result of the COVID-19 pandemic impacting traffic to our centers and partially due to the centers operating under reduced hours.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $3.9 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$33,393	$37,609	$(4,216)
Properties operating expenses from property disposed	183	467	(284)
Expenses related to unconsolidated joint ventures	708	757	(49)
Other property operating expenses	922	316	606
	$35,206	$39,149	$(3,943)

The decrease in property operating expenses at existing properties primarily reflects the lower costs needed to operate the centers an average of 8 hours a day compared to an average of 12 hours a day that they were in operation in 2019. We expect these expenses to increase during the three months ended December 31, 2020 as compared to the three months ended September 30, 2020 as we intend to extend the hours of centers to an average of 10 hours a day.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.1 million in the 2020 period compared to the 2019 period, primarily as a result lower travel related expenses as a result of COVID-19 and lower compensation costs. These reductions were partially offset by higher expenses related to legal and professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization costs decreased $200,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2020 period (in thousands):

	2020	2019	Increase/(Decrease)
Depreciation and amortization from existing properties	$29,845	$29,951	$(106)
Depreciation and amortization from property disposed	58	152	(94)
	$29,903	$30,103	$(200)

INTEREST EXPENSE
Interest expense increased $450,000 in the 2020 period compared to the 2019 period as a result higher loan cost amortization from the cost of amending our debt covenants during the second quarter of 2020 and an increase in our debt facility fee expenses effective in February 2020.

GAIN ON SALE OF ASSETS
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $2.4 million in the 2020 period compared to the 2019 period. The decrease was due to the impact of COVID-19 on revenues.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

NET INCOME (LOSS)
Net income decreased $143.4 million in the 2020 period to a net loss of $38.3 million as compared to net income of $105.1 million for the 2019 period. The decrease in income is primarily due to:
•significant revenue reductions caused by the COVID-19 pandemic discussed above,
•the $43.4 million gain recorded on the sale of four outlet centers in March 2019,
•the loss of revenues from the four outlet centers sold in March 2019,
•the $45.7 million impairment charge recognized in March 2020 on the outlet center in Mashantucket, Connecticut, and
•a decrease in equity in earnings (losses), which includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.
The decrease in net income was partially offset by the following:
•the $2.3 million gain recorded on the sale of our Terrell outlet center.
•decreased operating costs in the 2020 period due to lower operating and advertising costs as a result of COVID-19 government mandated store closures,
•a $4.4 million charge in the 2019 period related to the accelerated recognition of compensation cost as a result of a transition agreement with the Company’s former President and Chief Operating Officer in connection with his retirement (the “COO Transition Agreement”), and
•a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in March 2019 and the Terrell outlet center sold in August 2020.

RENTAL REVENUES
Rental revenues decreased $76.3 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$266,391	$330,437	$(64,046)
Rental revenues from properties disposed	1,390	9,259	(7,869)
Straight-line rent adjustments	(2,417)	6,938	(9,355)
Lease termination fees	8,000	1,526	6,474
Amortization of above and below market rent adjustments, net	(2,282)	(771)	(1,511)
	$271,082	$347,389	$(76,307)

Rental revenues from existing properties decreased largely due to the impact of the $40.5 million COVID-19 pandemic-related revenue reduction in the nine months ended September 30, 2020 as discussed above as well as the decline in overall portfolio occupancy rate to 92.9% as of the end of the current period compared to 95.9% as of the end of the prior year period. The decline in occupancy was impacted by space recaptured totaling approximately 586,000 square feet within our consolidated portfolio during the nine months ended September 30, 2020 from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 195,000 square feet for the nine months ended September 30, 2019.

Further, we recognized a write-off to revenue of approximately $6.1 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. In addition, variable revenue which is derived from tenant sales was negatively impacted by mandatory closures of several centers for the first half of 2020 as a result of the COVID-19 pandemic.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $581,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2020	2019	Increase/(Decrease)
Management and marketing	$1,156	$1,696	$(540)
Leasing and other fees	50	71	(21)
Expense reimbursements from unconsolidated joint ventures	2,156	2,176	(20)
Total Fees	$3,362	$3,943	$(581)

Management, leasing and other service revenue decreased in the 2020 period due to reduced management fee income from unconsolidated joint ventures which are earned on a cash basis. The COVID-19 pandemic resulted in materially lower tenant payments during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues decreased $2.1 million in the 2020 period as compared to the 2019 period. The following table sets forth the changes in other revenues (in thousands):

	2020	2019	Increase/(Decrease)
Other revenues from existing properties	$4,370	$6,424	$(2,054)
Other revenues from property disposed	22	100	(78)
	$4,392	$6,524	$(2,132)

Other revenues from existing properties decreased primarily due to reductions in variable vending and other revenue sources due to the mandatory closure of a vast majority of stores in our outlet centers by local and state authorities for a portion of the 2020 period, as well as the COVID-19 pandemic impacting traffic to our centers and also partially due to the centers operating under reduced hours.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $16.3 million in the 2020 period as compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$97,066	$110,558	$(13,492)
Property operating expenses from property disposed	1,012	3,969	(2,957)
Expenses related to unconsolidated joint ventures	2,156	2,176	(20)
Other property operating expense	1,757	1,549	208
	$101,991	$118,252	$(16,261)

The decrease in property operating expenses at existing properties primarily reflects the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic and as a result of our stores operating under reduced operating hours subsequent to such stores reopening.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $5.6 million in the 2020 period compared to the 2019 period primarily as a result of a $4.4 million charge in the 2019 period related to the COO Transition Agreement. In addition as a result of COVID-19, the compensation costs of our executive officers and other employees were temporarily reduced during the 2020 period through salary and wage reductions and government assistance programs and virtually all travel and entertainment expenses were eliminated. These reductions were partially offset by higher expenses related to legal and professional fees.

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $5.0 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2019 period to the 2020 period (in thousands):

	2020	2019	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$87,605	$91,295	$(3,690)
Depreciation and amortization from property disposed	361	1,714	(1,353)
	$87,966	$93,009	$(5,043)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis of our Foxwoods and Jeffersonville properties as a result of impairments recorded at March 31, 2020 and December 31, 2019, respectively.

INTEREST EXPENSE
Interest expense increased $1.1 million in the 2020 period compared to the 2019 period as a result of our borrowing approximately $599.8 million under our lines of credit at the onset of the COVID-19 pandemic in March 2020 to increase liquidity and preserve financial flexibility. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020.

GAIN ON SALE OF ASSETS
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds of $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

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

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $7.1 million in the 2020 period compared to the 2019 period. In the table below, information set forth for properties disposed includes the Bromont outlet center in our Canadian joint venture, which was sold in May 2019.

	2020	2019	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$(1,490)	$5,596	$(7,086)
Equity in earnings from property disposed	—	8	(8)
	$(1,490)	$5,604	$(7,094)

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

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure any open market purchases to occur within pricing and volume requirements of Rule 10b-18.  The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. However, the Company has temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time and in order to preserve our liquidity position.

Shares repurchased were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total number of shares purchased	—	650,929	—	1,209,328
Average price paid per share	$—	$15.34	$—	$16.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$9,987	$—	$19,976

The remaining amount authorized to be repurchased under the program as of September 30, 2020 was approximately $80.0 million.

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

In March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. For details of our expected collection of rents billed in the second and third quarters and in October, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$92,033	$158,971	$(66,938)
Net cash provided by (used in) investing activities	(12,287)	107,943	(120,230)
Net cash used in financing activities	(76,345)	(271,299)	194,954
Effect of foreign currency rate changes on cash and equivalents	(208)	(32)	(176)
Net increase (decrease) in cash and cash equivalents	$3,193	$(4,417)	$7,610

Operating Activities

The decrease in net cash provided by operating activities was primarily due to reduced revenues, as well as uncollected and deferred contractual rents as a result of COVID-19. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”. In addition, the decrease was also due to the sale of the four outlet centers in the 2019 period, lower average portfolio occupancy during 2020 compared to 2019 and rent modifications for certain tenants.

Investing Activities

The primary cause for the decrease in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of the four outlet centers in the 2019 period, partially offset by the net proceeds from the sale of our Terrell, Texas outlet center. In addition, during the 2020 period we had lower distributions in excess of cumulative earnings from unconsolidated joint ventures due to the COVID-19 pandemic.

Financing Activities

The primary cause for the decrease in net cash used in financing activities was due to paying down our unsecured lines of credit in the prior year using proceeds from the sale of our Nags Head, Ocean City, Park City and Williamsburg outlet centers. The prior year also included repurchases of common shares of $20.0 million as compared to no repurchases for the 2020 period. In addition, the prior year had higher dividend payments. Given the uncertainty related to the pandemic’s near and potential long-term impact, the Company’s Board of Directors temporarily suspended dividend distributions after paying the initial first and second quarter dividends.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2020	2019	Change
Capital expenditures analysis:
New outlet center developments and expansions	$1,967	$6,913	$(4,946)
Major outlet center renovations	5,217	919	4,298
Second generation tenant allowances	8,549	15,171	(6,622)
Other capital expenditures	7,437	15,135	(7,698)
	23,170	38,138	(14,968)
Conversion from accrual to cash basis	(98)	(2,930)	2,832
Additions to rental property-cash basis	$23,072	$35,208	$(12,136)
•New developments and expansions decreased due to a suspension of major development projects because of the uncertainty caused by the COVID-19 pandemic. The 2019 period included expenditures related to finalizing the expansion in our Lancaster, PA outlet center and other first generation tenant allowances throughout the portfolio.

•Major outlet center renovations in the 2020 period includes costs related to bringing two magnate tenants to our Lancaster outlet center.

•Other capital expenditures decreased in the 2020 period as we decided to defer all capital projects except essential and life-safety projects due to the expected impact on cash flows caused by the COVID-19 pandemic.

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

In the case of projects to be wholly-owned by us, we would expect to fund these projects from amounts available under our unsecured lines of credit, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above. See “Off-Balance Sheet Arrangements” for a discussion of unconsolidated joint venture development activities.

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

Financing Arrangements

In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that we were able to meet our obligations for a sustained period. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020.
As of September 30, 2020, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing or effectiveness of any vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. As of October 31, 2020, our total liquidity was approximately $640 million, including cash and cash equivalents on our balance sheet and unused capacity under our lines of credit. Based on estimated monthly cash expenditures of approximately $22.5 million (excluding dividends and debt maturities) for the remainder of 2020, we expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit to the extent there are amounts outstanding. The unsecured lines of credit expire in October 2021, with a one-year extension option whereby we may extend the maturity to October 2022.
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

In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020, during which time share repurchases are prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID-19 are highly uncertain and therefore could impact covenant compliance in the future.

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

As of September 30, 2020, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	47%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	203%

In addition key financial covenants for our line of credit and term loan, include the following:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<65% (1)	45%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	6%
EBITDA to Fixed Charges	>1.5	3.4
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<65% (1)	41%
Unencumbered Interest Coverage Ratio	>1.5	3.9

(1)In June 2020, we amended the debt agreements for our lines of credit and bank term loan which, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020.

Depending on the future economic impact of COVID-19, other convents related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments during the nine months ended September 30, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following updates to our contractual obligations for debt and interest payments over the next five years and thereafter as of September 30, 2020 (in thousands):

Contractual Obligations	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Debt (1)	$910	$57,193	$4,436	$254,768	$605,140	$657,206	$1,579,653
Interest payments (2)	$16,444	$50,297	$48,237	$47,098	$33,576	$48,517	$244,169

(1)These amounts represent total future cash payments related to debt obligations outstanding as of September 30, 2020.
(2)These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate or a LIBOR floor of 0.25%, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of September 30, 2020 was used.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2020 (dollars in millions):

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
(1)We intend to extend the loan using our one-year extension option to November 2021, which may require reductions in principal or additional guarantees to comply with extension requirements.
(2)In June 2020, in response to the COVID 19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021. The Second Extension may require reductions in principal or additional guarantees to comply with the extension requirements.

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

Historically, our accounts receivable from tenants has not been material; however, given the impacts from COVID-19 discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $32.3 million at September 30, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $57.6 million and $61.6 million as of September 30, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through September 30, 2020. During the three months ended September 30, 2020, we wrote off 5% of third quarter rents billed, related to tenant bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. During the nine months ended September 30, 2020, we wrote off approximately 15% of second and third quarter rents, related to bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for the three and nine months ended September 30, 2020, we recorded a $2.2 million and $11.8 million reserve, respectively, for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods. Further, for the three and nine months ended September 30, 2020 we recognized a write-off of revenue of approximately $2.4 million and $6.1 million of straight-line rents, respectively, associated with the tenant bankruptcies and uncollectible accounts.

After considering current write-offs and reserves for rents we do not expect to collect, the accounts receivables associated with deferred rental payments and unresolved leases of $18.5 million represent the greatest uncertainty with regards to our estimation of collectability. As a result of this uncertainty, there is a risk that a significant reduction in revenues could be recorded in the future if our assessment of collectability changes in subsequent periods.

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

Rent Deferrals

We account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue during the deferral period.

Rent Abatements

We account for rental abatements using the negative variable income model as described within the Lease Modification Q&A. Under the negative variable income model, we will recognize negative variable rent for the current period reduction of rental revenue associated with any lease concessions we provide.

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

FFO has significant limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•FFO does not reflect changes in, or cash requirements for, our working capital needs;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FFO does not reflect any cash requirements for such replacements; and

•Other companies in our industry may calculate FFO differently than we do, limiting its usefulness as a comparative measure.

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

Core FFO has limitations as an analytical tool. Some of these limitations are:

•Core FFO does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•Core FFO does not reflect changes in, or cash requirements for, our working capital needs;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Core FFO does not reflect any cash requirements for such replacements;

•Core FFO does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•Other companies in our industry may calculate Core FFO differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Core FFO should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Core FFO only as a supplemental measure.

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	28,676	29,451	85,534	91,149
Depreciation and amortization of real estate assets - unconsolidated joint ventures	3,003	3,058	9,038	9,453
Impairment charge - consolidated	—	—	45,675	—
Foreign currency loss from sale of joint venture property	—	—	—	3,641
Impairment charge - unconsolidated joint ventures	—	—	3,091	—
Gain on sale of assets	(2,324)	—	(2,324)	(43,422)
FFO	43,074	57,318	102,724	165,928
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	(190)	(195)
Allocation of earnings to participating securities	(461)	(481)	(1,153)	(1,502)
FFO available to common shareholders (1)	$42,613	$56,837	$101,381	$164,231
As further adjusted for:
Compensation related to executive officer retirement (2)	—	—	—	4,371
Impact of above adjustment to the allocation of earnings to participating securities	—	—	—	(35)
Core FFO available to common shareholders (1)	$42,613	$56,837	$101,381	$168,567
FFO available to common shareholders per share - diluted (1)	$0.44	$0.58	$1.04	$1.68
Core FFO available to common shareholders per share - diluted (1)	$0.44	$0.58	$1.04	$1.72

Weighted Average Shares:
Basic weighted average common shares	92,649	92,514	92,596	92,999
Diluted weighted average common shares (for earnings per share computations)	92,649	92,514	92,596	92,999
Exchangeable operating partnership units	4,911	4,960	4,911	4,960
Diluted weighted average common shares (for FFO per share computations) (1)	97,560	97,474	97,507	97,959
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(2)Represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	42	(2,329)	1,490	(5,604)
Interest expense	15,647	15,197	47,786	46,638
Gain on sale of assets	(2,324)	—	(2,324)	(43,422)
Other (income) expense	(161)	(227)	(789)	2,966
Impairment charge	—	—	45,675	—
Depreciation and amortization	29,903	30,103	87,966	93,009
Other non-property expense	704	160	1,162	491
Corporate general and administrative expenses	11,463	12,265	35,759	41,032
Non-cash adjustments(1)	3,913	(1,729)	5,032	(5,829)
Lease termination fees	(6,323)	(127)	(8,000)	(1,526)
Portfolio NOI	66,583	78,122	175,467	232,862
Non-same center NOI(2)	65	(576)	(398)	(5,610)
Same Center NOI	$66,648	$77,546	$175,069	$227,252
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Excluded from Same Center NOI:

Outlet centers sold:
Nags Head, Ocean City, Park City, and Williamsburg	March 2019
Terrell	August 2020

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties, joint venture properties and other assets, gains and losses on change of control, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to executive officer retirement, gains and losses on extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
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
Adjusted EBITDA, EBITDAre and Adjusted EBITDAre have significant limitations as analytical tools, including:
•They do not reflect our interest expense;

•They do not reflect gains or losses on sales of operating properties or impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate;

•Adjusted EBITDA and Adjusted EBITDAre do not reflect gains and losses on extinguishment of debt and other items that may affect operations; and

•Other companies in our industry may calculate these measures differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, EBITDAre and Adjusted EBITDAre should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, EBITDAre and Adjusted EBITDAre only as supplemental measures.

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Adjusted to exclude:
Interest expense	15,647	15,197	47,786	46,638
Depreciation and amortization	29,903	30,103	87,966	93,009
Impairment charge - consolidated	—	—	45,675	—
Impairment charge - unconsolidated joint ventures	—	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect	—	—	—	3,641
Gain on sale of assets	(2,324)	—	(2,324)	(43,422)
Compensation related to executive officer retirement	—	—	—	4,371
Adjusted EBITDA	$56,945	$70,109	$143,904	$209,344

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$13,719	$24,809	$(38,290)	$105,107
Adjusted to exclude:
Interest expense	15,647	15,197	47,786	46,638
Depreciation and amortization	29,903	30,103	87,966	93,009
Impairment charge - consolidated	—	—	45,675	—
Impairment charge - unconsolidated joint ventures	—	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect	—	—	—	3,641
Gain on sale of assets	(2,324)	—	(2,324)	(43,422)
Pro-rata share of interest expense - unconsolidated joint ventures	1,512	2,029	4,995	6,165
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	3,003	3,057	9,038	9,400
EBITDAre	$61,460	$75,195	$157,937	$220,538
Compensation related to executive officer retirement	—	—	—	4,371
Adjusted EBITDAre	$61,460	$75,195	$157,937	$224,909

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
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2020, we had approximately 1.6 million square feet, or 14% of our consolidated portfolio at that time coming up for renewal during 2020. As of September 30, 2020, we had renewed approximately 60% of this space. In addition, for the rolling twelve months ended September 30, 2020, we completed renewals and re-tenanted space totaling 1.3 million square feet at a blended 6.3% decrease in average base rental rates compared to the expiring rates.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 586,000 square feet within our consolidated portfolio during the nine months ended September 30, 2020 related to bankruptcies and brand-wide restructurings by retailers, compared to 195,000 square feet for the nine months ended September 30, 2019. We expect other store closings or rent modifications to impact our operating results in the fourth quarter of 2020.

In addition, the current environment has negatively impacted certain retailers, in particular some who were already pressured prior to the pandemic. Year to date, 14 retailers on our tenant roster have declared bankruptcy or announced a brand-wide restructuring. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July, 2020). Also, earlier this year, G-III Apparel announced a brand-wide restructuring, including its intention to close all of its Wilsons and Bass stores. While a number of tenant bankruptcies and brand-wide restructurings remain fluid, at this time, we expect approximately 80 stores comprising 400,000 square feet to close between the fourth quarter of 2020 and the second quarter of 2021. We also expect there will be an impact on rental rates as some of these tenant leases are renewed at reduced spreads, or in select cases mid-lease modifications are implemented. As many of these are still in process, we don’t yet know what the ultimate impact of store closures, timing, lease adjustments or potential early termination fees will be.

Due to store closures, tenant bankruptcies and rent adjustments that may result from the impact of the COVID-19 pandemic, our Same Center NOI for 2020 compared to 2019 has been and may continue to be adversely impacted.
We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2020 and 2021. Occupancy at our consolidated centers was 92.9% and 95.9% as of September 30, 2020 and 2019, respectively. As a result of COVID-19, occupancy could be negatively impacted in the remainder of 2020 and 2021.

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

As of September 30, 2020, 1% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $114,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2020	December 31, 2019
Fair value of debt	$1,565,149	$1,603,814
Recorded value of debt	$1,568,217	$1,569,773

A 100 basis point increase from prevailing interest rates at September 30, 2020 and December 31, 2019 would result in a decrease in fair value of total consolidated debt of approximately $53.7 million and $62.9 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2020. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing or effectiveness of any vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•the reduced economic activity that could result in a prolonged recession and may consequently negatively impact consumer discretionary spending;
•difficulty accessing debt and equity capital on attractive terms, or at all, deteriorations in our credit ratings, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our liquidity;
•any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
•a deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants;
•a significant increase in the number of tenants that file for Chapter 11 bankruptcy;
•adverse impacts from requiring most employees to work remotely, such as reductions in productivity and heightened cybersecurity risks; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.
Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. A security compromise of our information technology systems or business operations could occur through cyber attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.
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
DATE: November 9, 2020

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President and Chief Financial Officer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)